Form 10-Q
period 1996-03-31
MINERALS TECHNOLOGIES INC
filed 1996-05-10
CIK 891014

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                               OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 1-3295
                              --
                   MINERALS TECHNOLOGIES INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                               25-1190717
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

      405 Lexington Avenue, New York, New York 10174-1901
  (Address of principal executive offices, including zip code)

                         (212) 878-1800
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           YES      X               NO
                  -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                       OUTSTANDING AT April 26, 1996
Common Stock, $.10 par value                  22,631,427

                MINERALS TECHNOLOGIES INC.
                   INDEX TO FORM 10-Q

                                                        Page No.
PART I.    FINANCIAL INFORMATION

Item 1.

   Financial Statements:

   Condensed Consolidated Statement of Income for
   the three-month periods ended March 31, 1996 and
   April 2, 1995                                          3

   Condensed Consolidated Balance Sheet as of
   March 31, 1996 and December 31, 1995                   4

   Condensed Consolidated Statement of Cash Flows
   for the three-month periods ended March 31, 1996
   and April 2, 1995                                      5

   Notes to Condensed Consolidated Financial Statements   6

   Independent Auditors' Report                           7

Item 2.

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                    8

PART II.   OTHER INFORMATION

Item 1.

   Legal Proceedings                                      9

Item 6.

   Exhibits and Reports on Form 8-K                       9

   Signature                                             10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited)

                                          Three Months Ended
                                         ---------------------
                                         March 31,    April 2,
(thousands of dollars,                     1996         1995
except per share data)                     ----         ----

Net sales                                $128,109     $120,205
Operating costs and expenses:
   Cost of goods sold                      93,077       85,686
   Marketing, distribution and
   administrative expenses                 17,100       16,353
   Research and development expenses        4,831        4,755
                                           ------       ------
Income from operations                     13,101       13,411

Non-operating items:
   Other income                                77        1,889
   Other deductions                          (865)      (1,548)
                                            ------      ------
Non-operating (deductions) income, net       (788)         341
                                            ------      ------
Income before provision for taxes
   on income and minority interests        12,313       13,752
Provision for taxes on income               4,000        4,642
Minority interests                           (234)          96
                                            ------      ------

Net income                                $ 8,547      $ 9,014
                                          =======      =======

Earnings per common share                 $  0.38      $  0.40
                                          =======      =======

Cash dividends declared per common share  $ 0.025      $ 0.025
                                          =======      =======

Weighted average number of common shares
  outstanding                             22,637       22,615
                                          ======       ======

See accompanying Notes to Condensed Consolidated Financial
Statements.

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED BALANCE SHEET

                             ASSETS

(thousands of dollars)                  March 31,    December 31,
                                          1996*        1995**
                                          -----        ------
Current assets:
   Cash and cash equivalents            $ 12,860     $ 11,318
   Accounts receivable, net               98,734      100,473
   Inventories                            65,163       64,637
   Other current assets                   11,683        5,997
                                          ------      -------
      Total current assets               188,440      182,425
Property, plant and equipment, less
   accumulated depreciation and depletion
   - March 31, 1996 - $284,348;
   Dec. 31, 1995 - $275,665              476,357      455,809
Other assets and deferred charges         12,509       10,910
                                         -------      -------
      Total assets                      $677,306     $649,144
                                        ========     ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                      $ 44,675     $ 14,890
   Current maturities of long-term debt   13,000       13,000
   Accounts payable                       30,381       30,405
   Other current liabilities              31,011       37,384
                                         -------      -------
      Total current liabilities          119,067       95,679
Long-term debt                            67,900       67,927
Accrued postretirement benefits           20,230       20,230
Deferred taxes on income                  38,290       37,064
Other noncurrent liabilities              11,724       12,091
                                         -------      -------
      Total liabilities                  257,211      232,991

Shareholders' equity:
   Preferred stock                          --           --
   Common stock                            2,517        2,515
   Additional paid-in capital            133,566      133,221
   Retained earnings                     331,356      323,375
   Currency translation adjustment        13,811       16,931
   Unrealized holding gains                  138          111
                                         -------      -------
                                         481,388      476,153
   Less common stock held in treasury,
   at cost                                61,293       60,000
      Total shareholders' equity         420,095      416,153
                                         -------      -------

      Total liabilities and shareholders'
      equity                            $677,306     $649,144
                                        ========     ========

*  Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial
Statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                                           Three Months Ended
                                           -------------------
(thousands of dollars)                     March 31,  April 2,
                                             1996       1995
                                             ----       ----
Operating Activities

Net income                                 $  8,547   $  9,014
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and depletion                10,702      9,184
   Deferred income taxes                      1,200      1,644
   Other non-cash items                          77       (298)
   Net changes in operating assets
   and liabilities                          (12,758)    (6,317)
                                            -------     ------
Net cash provided by operating activities     7,768     13,227
                                            -------     ------
Investing Activities

Purchases of property, plant and equipment  (33,851)   (22,162)
Other investing activities, net                  31       --
                                            -------    -------
Net cash used in investing activities       (33,820)   (22,162)
                                            -------    -------

Financing Activities

Increase in short-term debt                  29,785        --
Purchase of common shares for treasury       (1,293)       --
Dividends paid                                 (566)      (566)
Other financing activities, net                 347        795
                                             ------      -----
Net cash provided by financing activities    28,273        229
                                             ------      -----

Effect of exchange rate changes on cash
and cash equivalents                           (679)       474
                                             ------      -----

Net increase (decrease) in cash and
cash equivalents                              1,542     (8,232)
Cash and cash equivalents at beginning
of period                                    11,318     56,240
                                             ------     ------
Cash and cash equivalents at end of period $ 12,860   $ 48,008
                                           ========   ========

Interest paid                              $    818   $    582
                                           ========   ========

Income taxes paid                          $  1,526   $  1,367
                                           ========   ========

See accompanying Notes to Condensed Consolidated Financial
Statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note 2 -- Inventories

   The following is a summary of inventories by major category:

                                        March 31,  December 31,
   (thousands of dollars)                  1996       1995
                                           ----       ----
    Raw material                        $ 20,255   $ 17,919
    Work in process                        9,510      9,757
    Finished goods                        19,223     20,575
    Packaging and supplies                16,175     16,386
                                        --------   --------
    Total inventories                   $ 65,163   $ 64,637
                                        ========   ========


Note 3 -- Stock-Based Compensation

   The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 establishes an alternative method of accounting for stock-based compensation awarded to employees which provides for the recognition of compensation cost to be measured based on the fair value of the equity instrument awarded. The Company, however, has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will disclose the required proforma effect of the fair value method on net income and earnings per share in the 1996 annual financial statements.

                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

   We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and April 2, 1995. These financial statements are the responsibility of the company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                   /s/ KPMG Peat Marwick LLP

                                     KPMG Peat Marwick LLP


New York, New York
May  6, 1996

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

                                      Income and Expense Items
                                    As a Percentage of Net Sales
                                    ----------------------------
                                         Three Months Ended
                                         ------------------
                                         March 31,  April 2,
                                          1996       1995
                                          ----       ----
Net sales                                100.0%     100.0%
Cost of goods sold                        72.7       71.3
Marketing, distribution and
administrative expenses                   13.3       13.6
Research and development expenses          3.8        3.9
                                         -----      -----
Income from operations                    10.2       11.2
Net income                                 6.7%       7.5%
                                         =====      =====


Results of Operations

Three Months Ended March 31, 1996 as Compared with Three Months
Ended April 2, 1995

   Net sales in the first quarter of 1996 increased 6.6% to $128.1 million from $120.2 million in the first quarter of 1995. Precipitated Calcium Carbonate (PCC) sales grew 7.9% to $58.5 million from $54.2 million in the first quarter of 1995. This increase was primarily attributable to the commencement of operations at four new satellite PCC plants since the first quarter of 1995 and significant sales growth from one satellite PCC plant which began operations late in the first quarter of 1995. Net sales of other mineral products grew 3.1% in the first quarter of 1996 to $20.2 million from $19.6 million in the comparable quarter of 1995. Net sales of refractory products increased 6.5% to $49.4 million in the first quarter of 1996 from $46.4 million in the first quarter of the prior year. This increase was primarily due to substantial growth in the calcium and metallurgical wire product group.

   Net sales in the United States were 4.0% higher than in the prior year's first quarter. Foreign sales were 12.6% higher than in the prior year, due primarily to the growth in the satellite
PCC product line.

   Income from operations declined 2.3% in the first quarter of 1996 to $13.1 million. Operating income was negatively affected by a paper industry slowdown created by lower demand and excess inventory, severe weather conditions in the other mineral product line and higher cost of sales in the refractory product line as a result of significant increases in the price of magnesia. In addition, the Company absorbed higher expenses from PCC satellite plant start-ups in the first quarter.

   Other income decreased by $1.8 million in 1996. In the first quarter of 1995, the Company recorded a significant non-recurring foreign exchange gain while a small foreign exchange loss was recorded in the current year. In addition, interest income was significantly higher in the prior year due to higher levels of cash-on-hand. Other deductions decreased due to higher capitalized interest costs associated with the growth in capital spending in the current year.

   Net income declined 5.2% to $8.5 million from $9.0 million in the prior year. Earnings per share were $0.38 in the first quarter of 1996 as compared to $0.40 in the prior year.

Liquidity and Capital Resources

   The Company's financial position remained strong in the first quarter of 1996. Cash flows in the first quarter were provided from operations and short-term financing and were applied principally to fund capital expenditures. Cash provided from operating activities amounted to $7.8 million in the first quarter of 1996 as compared to $13.2 million in the prior year.

  The Company has available approximately $120 million in uncommitted, short-term bank credit lines, of which $44.5 million were in use at March 31, 1996. The interest rate on these borrowings was approximately 5.75%. The Company anticipates that capital expenditures for all of 1996 will be approximately $100 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and at other mineral plants, and other opportunities which meet the strategic growth objectives of the Company. In addition, payments of principal under the Company's Guarantied Senior Notes due June 11, 2000 will commence during 1996 with a required payment of $13 million. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


                  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   The Company and its subsidiaries are not party to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibits:

      11 - Schedule re: Computation of earnings per common share
           (Part I Data).
      15 - Accountants' Acknowledgement (Part I Data).
      27 - Financial Data Schedule (submitted electronically to, but not filed with, the Securities and Exchange Commission pursuant to Rule 402 of Regulation S-T).

   b) No reports on Form 8-K were filed during the first quarter of 1996.

                             SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Minerals Technologies Inc.


                                By: /s/ John R. Stack
                                    -------------------
                                    John R. Stack
                                    Vice President-Finance and
                                    Chief Financial Officer



May 6, 1996