Form 10-Q
period 1996-06-30
MINERALS TECHNOLOGIES INC
filed 1996-08-13
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                               OR

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

           YES      X               NO
                 -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                    OUTSTANDING AT July 26, 1996
Common Stock, $.10 par value                  22,616,424

                    MINERALS TECHNOLOGIES INC.
                         INDEX TO FORM 10-Q
                                                       Page No.
PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements:
          Condensed Consolidated Statement of Income for
          the three-month and six-month periods ended
          June 30, 1996 and July 2, 1995.                   3

          Condensed Consolidated Balance Sheet
          as of June 30, 1996 and December 31, 1995.        4

          Condensed Consolidated Statement of Cash Flows
          for the six-month periods ended June 30, 1996
          and July 2, 1995.                                 5

          Notes to Condensed Consolidated Financial
          Statements.                                       6

          Independent Auditors' Report                      7

Item 2.

          Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                     8

PART II.  OTHER INFORMATION

Item 1.

          Legal Proceedings                                 10

Item 4.

     Submission of Matters to a Vote of Security Holders    10

Item 6.

     Exhibits and Reports on Form 8-K                       10

Signature                                                   11

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         (Unaudited)

                         Three Months Ended    Six Months Ended
                         ------------------    -----------------
                         June 30,    July 2,   June 30,  July 2,
                          1996        1995      1996      1995
                         -------     ------    -------   ------
(thousands of dollars,
except per share data)

Net sales                $140,466   $138,617  $268,575  $258,822
Operating costs and
expenses:
     Cost of goods sold    99,357    100,025   192,434   185,711
     Marketing, distribution
     and administrative
     expenses              19,125     18,548    36,225    34,901
     Research and
     development expenses   4,948      5,096     9,779     9,851
                          -------    -------   -------   -------
Income from operations     17,036     14,948    30,137    28,359

Non-operating items:
     Other income             351        711       428     2,600
     Other deductions      (1,539)    (1,077)   (2,404)   (2,625)
                          -------    -------   -------   -------
Non-operating deductions,
  net                      (1,188)      (366)   (1,976)      (25)
                          -------    -------   -------   -------

Income before provision
  for taxes on income and
  minority interests       15,848     14,582    28,161    28,334
Provision for taxes on
  income                    4,927      4,818     8,927     9,460
Minority interests            114       (122)     (120)      (26)
                          -------    -------   -------   -------

Net income               $ 10,807   $  9,886  $ 19,354  $ 18,900
                          =======    =======   =======   =======
Earnings per
  common share           $   0.48   $   0.44  $   0.86  $   0.84
                          =======    =======   =======   =======

Cash dividends declared
  per common share       $ 0.025   $ 0.025   $ 0.050   $ 0.050
                          ======    ======    ======    ======

Weighted average number of
  common shares
  outstanding             22,627    22,624    22,632    22,620
                          ======    ======    ======    ======

See accompanying Notes to Condensed Consolidated Financial
Statements.

     MINERALS  TECHNOLOGIES  INC.  AND  SUBSIDIARY  COMPANIES
              CONDENSED  CONSOLIDATED  BALANCE  SHEET


ASSETS

(thousands of dollars)             June 30,       December 31,
                                    1996*             1995**
                                   ------           --------

Current assets:
     Cash and cash equivalents     $ 10,987       $ 11,318
     Accounts receivable, net       105,328        100,473
     Inventories                     69,571         64,637
     Other current assets            10,360          5,997
                                    -------        -------
          Total current assets      196,246        182,425
Property, plant and equipment,
  less accumulated depreciation
  and depletion - June 30, 1996
  - $292,258; Dec. 31, 1995
  - $275,665                        488,500        455,809
Other assets and deferred charges    12,136         10,910
                                    -------        -------
          Total assets             $696,882       $649,144
                                    =======        =======


               LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt               $ 76,549       $ 14,890
     Current maturities of
      long-term debt                 13,000         13,000
     Accounts payable                25,613         30,405
     Other current liabilities       27,695         37,384
                                    -------        -------
          Total current liabilities 142,857         95,679
Long-term debt                       54,900         67,927
Other noncurrent liabilities         70,527         69,385
                                    -------        -------
          Total liabilities         268,284        232,991

Shareholders' equity:
     Common stock                     2,520          2,515
     Additional paid-in capital     134,386        133,221
     Retained earnings              341,597        323,375
     Currency translation adjustment 12,727         16,931
     Unrealized holdings gains          181            111
                                    -------        -------

                                    491,411        476,153

     Less common stock held in
       treasury, at cost             62,813         60,000
                                    -------        -------
          Total shareholders'
            equity                  428,598        416,153
                                    -------        -------

          Total liabilities and
            shareholders' equity   $696,882       $649,144
                                    =======        =======

*    Unaudited
**   Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial
Statements.

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                        Six Months Ended
                                        ----------------
(thousands of dollars)                  June 30,   July 2,
                                          1996      1995
                                        --------  --------
Operating Activities

Net income                              $ 19,354  $ 18,900
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Depreciation, depletion
       and amortization                   22,248    19,769
     Deferred income taxes                 2,678     3,514
     Other non-cash items                  (376)       852
     Net changes in operating assets
       and liabilities                  (32,011)   (18,269)
                                         ------     ------
Net cash provided by operating
  activities                             11,893     24,766


Investing Activities

Purchases of property,
  plant and equipment                   (57,925)   (46,521)
Other investing activities, net             475        --
Net cash used in investing activities   (57,450)   (46,521)
                                         ------     ------


Financing Activities

Increase in short-term debt              61,659        --
Repayment of debt                       (13,027)       --
Purchase of common shares for treasury   (2,813)       --
Dividends paid                           (1,132)    (1,132)
Other financing activities, net           1,170        983
                                          -----      -----
Net cash provided by (used in)
  financing activities                   45,857       (149)
                                         ------     ------
Effect of exchange rate changes on
  cash and cash equivalents                (631)       962
                                         ------     ------

Net decrease in cash and cash equivalents  (331)   (20,942)
Cash and cash equivalents at beginning
  of period                              11,318     56,240
                                         ------     ------
Cash and cash equivalents at end
  of period                             $10,987    $35,298
                                         ======     ======

Interest paid                           $ 3,556    $ 2,602
                                         ======     ======

Income taxes paid                       $ 6,838   $  3,464
                                         ======    =======

See accompanying Notes to Condensed Consolidated Financial
Statements.

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -- Basis of Presentation


      The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United
 States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending
 December 31, 1996.


 Note 2 -- Inventories

      The following is a summary of inventories by major category:

                                    June 30,  December 31,
 (thousands of dollars)              1996         1995
                                    -------   ------------

      Raw materials                 $23,400   $17,919
      Work in process                 9,170     9,757
      Finished goods                 21,278    20,575
      Packaging and supplies         15,723    16,386
                                     ------    ------
      Total inventories             $69,571   $64,637
                                     ======    ======


 Note 3 -- Subsequent Event

      On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

                INDEPENDENT AUDITORS' REPORT


 The Board of Directors and Shareholders
 Minerals Technologies Inc.:

           We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 30, 1996 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 1996 and July 2, 1995 and cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

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


                                KPMG Peat Marwick LLP

 New York, New York
 August 8, 1996

 ITEM 2.

 Management's Discussion and Analysis of Financial Condition and
 Results of Operations

                                   Income and Expense Items
                                 As a Percentage of Net Sales
                             ----------------------------------
                           Three Months Ended   Six Months Ended
                          -------------------    ----------------
                          June 30,   July 2,    June 30,  July 2,
                            1996      1995        1996     1995
                           -------   -------    -------  -------

Net sales                  100.0%    100.0%       100.0%   100.0%
Cost of goods sold          70.8      72.1         71.7     71.7
Marketing, distribution and
 administrative expenses    13.6      13.4         13.5     13.5
Research and development
 expenses                    3.5       3.7          3.6      3.8
                            ----      ----         ----     ----
Income from operations      12.1      10.8         11.2     11.0
Net income                   7.7%      7.1%         7.2%     7.3%
                            ====      ====         ====     ====


Results of Operations

Three Months Ended June 30, 1996 as Compared with Three Months
Ended July 2, 1995

     Net sales in the second quarter of 1996 increased 1.4% to $140.5 million from $138.6 million in the second quarter of 1995. The stronger U.S. dollar had an unfavorable impact of approximately $4 million on sales growth. In addition, in the second quarter of 1995, the company brought forward the financial close of certain international subsidiaries to a current calendar month, which had the effect of increasing reported net sales by approximately $4 million. Excluding the effect of foreign exchange and the acceleration of reporting periods, sales growth was approximately 7 percent. Higher volumes in the precipitated calcium carbonate (PCC) product line were chiefly responsible for the sales increase.


     PCC sales grew 13.5% to $64.9 million from $57.2 million in the second quarter of 1995. This increase was attributable primarily to volumes generated as a result of five new satellite PCC plants coming into operation since the second quarter of 1995 and to production capacity expansions at several satellite plants during 1995. The company began operation of a satellite plant in Poland during the third quarter of 1995, as well as one in Israel, two in Brazil, and a joint venture in Thailand during the first half of 1996.

     The company has signed contracts for three new PCC satellite plants since the end of the first quarter. These satellite plants are located in the United States, Slovakia and Indonesia. The satellite PCC plant in the United States will be equivalent to approximately three satellite units and is scheduled to begin operation in the third quarter of 1996. A satellite "unit" produces between 25,000 and 35,000 tons of PCC annually. The satellite PCC plant in Slovakia will be equivalent to one satellite unit and is expected to commence operations in the first quarter of 1997. The satellite plant in Indonesia, which will be operated through a joint venture, will be equivalent to two satellite units and is also expected to begin operations in the first quarter of 1997. The company now operates 42 satellite PCC plants in 10 countries and has four satellite plants under construction.

      Net sales of other mineral products grew 1.9% in the second quarter of 1996 to $27.0, million from $26.5 million in the comparable quarter of 1995.

     Net sales of refractory products decreased 11.5% to $48.6 million, from $54.9 million in the second quarter of 1995. This decrease was primarily due to the aforementioned prior year acceleration of reporting periods of certain international subsidiaries and to unfavorable exchange rates from the stronger U.S. dollar.

     Income from operations rose 14.0% in the second quarter of 1996 to $17.0 million. This increase was due primarily to good growth in the PCC satellite operations, despite the weakness in the paper industry and significant start-up costs at several international locations, and improved profitability in refractory products, due primarily to the substantial growth in the calcium and metallurgical wire product line.

     Other income decreased as a result of lower interest income in the current year due to lower levels of cash-on-hand. Other deductions increased primarily due to higher interest costs associated with additional short-term borrowings.

     Net income grew 9.1% to $10.8 million from $9.9 million in the prior year. Earnings per share were $0.48 in the second quarter of 1996 compared to $0.44 in the prior year.

Six Months Ended June 30, 1996 as Compared with Six Months Ended
July 2, 1995

     Net sales in the first half of 1996 increased 3.8% to $268.6 million from $258.8 million in 1995. This increase was due primarily to the continued expansion of the PCC product line.
PCC sales increased 10.8% to $123.4 million from $111.4 million in the first half of 1995. Sales increases were primarily attributable to the commencement of operations at five new satellite PCC plants since the first half of 1995 and to production capacity expansions at several satellite plants during 1995. Net sales of other mineral products rose 2.2% to $47.2 million in the first half of 1996. Refractory product sales decreased 3.3% to $98.0 million in the first half of 1996. This decrease was primarily due to the aforementioned acceleration of reporting periods of certain international subsidiaries in the second quarter of 1995, as discussed in the preceding section, and to unfavorable exchange rates.

     Net sales in the United States increased 5.3% to $185.0 million in the first half of 1996, due primarily to growth in the PCC product line and in the calcium and metallurgical wire product group. Net foreign sales increased approximately 1% in the first half of 1996. Excluding the effect of the aforementioned acceleration of reporting periods of certain international subsidiaries, net foreign sales growth was 5.7%. This growth was primarily due to the foreign expansion of the PCC satellite product line.

     Income from operations rose 6.0% to $30.1 million in the first half of 1996 from $28.4 million in the previous year.

     Other income decreased by $2.2 million in 1996. In the first half of 1995, the Company recorded a significant non-recurring foreign exchange gain while a small foreign exchange loss was recorded in the current year. In addition, interest income was significantly higher in the prior year due to higher levels of cash-on-hand.

     Net income increased 2.6% to $19.4 million from $18.9
million in 1995. Earnings per share were $0.86 compared to $0.84 in the prior year.

Liquidity and Capital Resources

     The Company's financial position remained strong in the
first half of 1996.   Cash flows in the first quarter were
provided from operations and short-term financing and were applied principally to fund $57.9 million of capital expenditures and approximately $32.0 million of working capital increases. In addition, the Company remitted its initial required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $11.9 million in the first half of 1996 as compared to $24.8 million in the prior year.

     The Company has available approximately $120 million in uncommitted, short-term bank credit lines, of which $74.5 million was in use at June 30, 1996. The interest rate on these borrowings was approximately 5.75%. The Company anticipates that capital expenditures for all of 1996 will be approximately $100 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and at other mineral plants, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines, long-term financing and, where appropriate, project financing of certain satellite plants.

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

                    PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit captioned Eaton Corporation v. Pfizer Inc., Minerals Technologies Inc. and Specialty Minerals Inc. pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible considering the limited amount of time and information available, believes the claims to be without merit, and intends to contest them vigorously.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their busi-nesses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on May 23, 1996. At the meeting, (1) Steven J. Golub was elected a director of the Company, by a plurality of 19,802,057 votes, with 387,902 votes being withheld; (2) William L. Lurie was elected a director of the Company, by a plurality of 19,805,862 votes, with 384,097 votes being withheld; (3) Jean-Paul Valles was elected a director of the Company, by a plurality of 19,796,357 votes, with 393,602 votes being withheld, and (4) the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year 1996 was approved by a vote of 19,970,896 for and 7,835 against, with 211,228 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          10.1 - Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006.

          11   -    Schedule re: Computation of earnings per
                    common share (Part I Data).

          15   -    Accountants' Acknowledgment (Part I Data).

          27   -    Financial Data Schedule (submitted
                    electronically to, but not filed with, the Securities and Exchange Commission pursuant to Rule 402 of Regulation S-T.

     b) No reports on Form 8-K were filed during the second quarter of 1996.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Minerals Technologies Inc.



                                   By: /s/ John R. Stack


                                   John R. Stack
                                   Vice President-Finance and
                                   Chief Financial Officer

August 8, 1996