Form 10-Q
period 1996-09-29
MINERALS TECHNOLOGIES INC
filed 1996-11-12
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-Q

x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 29, 1996
                                 OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  YES  X                     NO
                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                 OUTSTANDING AT October 25, 1996
Common Stock, $.10 par value                 22,610,030

                MINERALS TECHNOLOGIES INC.

                    INDEX TO FORM 10-Q




                                                                   Page No.

PART I.FINANCIAL INFORMATION

Item 1.

     Financial Statements:

     Condensed Consolidated Statement of Income for the
     three-month and nine-month periods ended September 29, 1996
     and October 1, 1995                                               3

     Condensed Consolidated Balance Sheet as of September 29,
     1996 and December 31, 1995                                        4

     Condensed Consolidated Statement of Cash Flows for the
     nine-month periods ended September 29, 1996 and October 1,
     1995                                                              5

     Notes to Condensed Consolidated Financial Statements              6

     Independent Auditors' Report                                      8

Item 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        9


PART II.OTHER INFORMATION

Item 1.

     Legal Proceedings                                                 11

Item 6.

     Exhibits and Reports on Form 8-K                                  11

Signature                                                              12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                  MINERALS TECHNOLOGIES INC. AND SUBSIDIARY
COMPANIES
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)


                                    Three Months Ended    Nine Months Ended
                                    ==================    =================
                                    Sept. 29,   Oct. 1,  Sept. 29,   Oct. 1,
(thousands of dollars,                 1996      1995      1996      1995
except per share data)              =========   =======  ========  ========

Net sales                           $144,121   $135,795  $412,696  $394,617

Operating costs and expenses:
   Cost of goods sold                102,540     97,883   294,974   283,594
   Marketing, distribution and
    administrative expenses           18,152     17,332    54,377    52,233
   Research and development expenses   4,892      4,999    14,671    14,850
                                     -------    -------   -------   -------
Income from operations                18,537     15,581    48,674    43,940

Non-operating items:
   Other income                          698       573      1,126     3,173
   Other deductions                   (1,938)     (833)    (4,342)   (3,458)
                                     -------   -------    -------   -------
Non-operating deductions, net         (1,240)     (260)    (3,216)     (285)

Income before provision for taxes
   on income and minority interests   17,297    15,321     45,458    43,655
Provision for taxes on income          5,366     4,899     14,293    14,359
Minority interests                        41      (145)       (79)     (171)
                                     -------   -------    -------   -------
Net income                          $ 11,890  $ 10,567   $ 31,244  $ 29,467
                                     =======   =======    =======   =======

Earnings per common share           $   0.53  $   0.47   $   1.38  $   1.30
                                     =======   =======    =======   =======

Cash dividends declared per
   common share                     $  0.025  $  0.025   $  0.075  $  0.075
                                     =======   =======    =======   =======
Weighted average number of common
   shares outstanding                 22,616    22,642     22,627    22,627
                                     =======   =======    =======   =======


See accompanying Notes to Condensed Consolidated Financial
Statements.

       MINERALS  TECHNOLOGIES  INC.  AND  SUBSIDIARY COMPANIES
                CONDENSED  CONSOLIDATED  BALANCE  SHEET


                                        ASSETS
     (thousands of dollars)                      Sept. 29,      Dec. 31,
                                                   1996*          1995**
                                                 =========       ========
Current assets:
   Cash and cash equivalents                     $ 12,144        $ 11,318
   Accounts receivable, net                       108,228         100,473
   Inventories                                     70,671          64,637
   Other current assets                            10,553           5,997
                                                  -------         -------
     Total current assets                         201,596         182,425
   Property, plant and equipment,
   less accumulated depreciation and depletion
   - Sept. 29, 1996 - $303,407;
   Dec. 31, 1995 - $275,665                       495,571         455,809
Other assets and deferred charges                  11,603          10,910
                                                  -------         -------
     Total assets                                $708,770        $649,144
                                                  =======         =======


                    LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt                               $ 18,459        $ 14,890
   Current maturities of long-term debt            13,000          13,000
   Accounts payable                                26,365          30,405
   Other current liabilities                       33,095          37,384
                                                  -------         -------
     Total current liabilities                     90,919          95,679
Long-term debt                                    104,900          67,927
Other non-current liabilities                      73,890          69,385
                                                  -------         -------
     Total liabilities                            269,709         232,991

Shareholders' equity:
   Common stock                                     2,523           2,515
   Additional paid-in capital                     135,020         133,221
   Retained earnings                              352,922         323,375
   Currency translation adjustment                 12,755          16,931
   Unrealized holding gains                           152             111
                                                  -------         -------
                                                  503,372         476,153
   Less common stock held in treasury, at cost     64,311          60,000
                                                  -------         -------
     Total shareholders' equity                   439,061         416,153
                                                  -------         -------

     Total liabilities and shareholders' equity  $708,770        $649,144
                                                  =======         =======

*    Unaudited
**   Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial
Statements.

               MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                               Nine Months Ended
     (thousands of dollars)                  Sept. 29,    Oct. 1,
                                               1996        1995
                                             =========    =======
Operating Activities

Net income                                    $31,244    $ 29,467
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and depletion                34,445      30,072
     Deferred income taxes                      4,288       5,391
     Other non-cash items                         734         602
     Net changes in operating assets
      and liabilities                         (28,784)   ( 31,538)
                                              -------     -------
Net cash provided by operating activities      41,927      33,994
                                              -------     -------

Investing Activities

Purchases of property, plant and equipment    (78,283)   ( 74,338)
Other investing activities, net                 1,725         812
                                              -------     -------
Net cash used in investing activities         (76,558)   ( 73,526)
                                              -------     -------

Financing Activities

Increase in short-term debt                     3,569        ---
Issuance of long-term debt                     50,000        ---
Repayment of debt                             (13,027)   (  2,100)
Purchase of common shares for treasury        ( 4,311)       ---
Dividends paid                                ( 1,697)   (  1,698)
Other financing activities, net                 1,807       1,031
                                              -------     -------
Net cash provided by (used in)
  financing activities                         36,341    (  2,767)
                                              -------     -------
Effect of exchange rate changes on cash and
  cash equivalents                            (   884)        129
                                              -------     -------

Net increase (decrease) in cash and
 cash equivalents                                 826    ( 42,170)
Cash and cash equivalents at beginning
 of period                                     11,318      56,240
                                              -------     -------
Cash and cash equivalents at end of period    $12,144    $ 14,070
                                              =======     =======
Interest paid                                 $ 4,408    $  3,180
                                              =======     =======
Income taxes paid                             $10,446    $  6,298
                                              =======     =======

See accompanying Notes to Condensed Consolidated Financial
Statements.

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note 2 -- Inventories

     The following is a summary of inventories by major category:

                                         September 29,      December 31,
(thousands of dollars)                       1996               1995
                                         =============      ============

   Raw materials                           $ 23,058          $ 17,919
   Work in process                           10,357             9,757
   Finished goods                            20,547            20,575
   Packaging and supplies                    16,709            16,386
                                            -------           -------
     Total inventories                     $ 70,671          $ 64,637
                                            =======           =======

 Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
                                          September 29,    December 31,
(thousands of dollars)                        1996             1995
                                          =============    ============

7.70% Industrial Development
    Revenue Bonds Series 1990
    Due 2009 (secured)                      $  7,300         $  7,300
7.75% Economic Development
    Revenue Bonds Series 1990
    Due 2010 (secured)                         4,600            4,600
Variable/Fixed Rate Industrial
    Development Revenue Bonds
    Due 2009                                   4,000            4,000
6.04% Guarantied Senior Notes
    Due June 11, 2000                         52,000           65,000
7.49% Guaranteed Senior Notes
    Due July 24, 2006                         50,000             ---
Other borrowings                                ---                27
                                               -------        -------
                                               117,900         80,927
Less: Current maturities                        13,000         13,000
                                               -------        -------
Long-term debt                                $104,900       $ 67,927
                                               =======        =======

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 -- Long-Term Debt and Commitments (cont'd)

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. These notes rank pari passu with the Company's other unsecured senior obligations. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

     The Company has available approximately $110 million in uncommitted short-term bank credit lines, of which $16.7 million were in use at September 29, 1996. The interest rate on these borrowings was approximately 5.75%.


Note 4 -- Litigation

     The Company is a defendant in a lawsuit pending in the U.S.
District Court for the Western District of Michigan. The suit alleges that certain materials sold to the plaintiff corporation for use in truck transmissions were defective, necessitating repairs for which the plaintiff now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible considering the limited amount of information available, believes the claims to be without merit, and intends to contest them vigorously.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 29, 1996 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 29, 1996 and October 1, 1995 and cash flows for the nine-month periods then ended.
These financial statements are the responsibility of the company's management.

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



                                                  KPMG Peat Marwick LLP


New York, New York
November 11, 1996

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

                                           Income and Expense Items
                                           As a Percentage of Net Sales
                                      --------------------------------------
                                      Three Months Ended   Nine Months Ended
                                      ------------------   -----------------
                                      Sept. 29,   Oct. 1,  Sept. 29,  Oct. 1,
                                         1996      1995      1996      1995
                                      ---------   -------  ---------  -------
Net sales                               100.0%    100.0%    100.0%    100.0%
Cost of goods sold                       71.1      72.1      71.5      71.9
Marketing, distribution and
 administrative expenses                 12.6      12.7      13.2      13.2
Research and development expenses         3.4       3.7       3.5       3.8
                                        -----     -----     -----     -----
Income from operations                   12.9      11.5      11.8      11.1
Net income                                8.3%      7.8%      7.6%      7.5%
                                        =====     =====     =====     =====

Results of Operations

Three Months Ended September 29, 1996 as Compared with Three
Months Ended October 1, 1995

     Net sales in the third quarter of 1996 increased 6.1% to $144.1 million from $135.8 million in the third quarter of 1995. This increase was primarily attributable to higher volumes in the precipitated calcium carbonate ("PCC") line and in other mineral products. PCC sales grew
15.4% to $68.9 million from $59.7 million in the third quarter of 1995.
This increase was primarily attributable to increased sales from five new satellite plants which began operations after the third quarter of 1995.
In addition, expansion of production capacity at several satellite PCC plants during 1995 contributed to the sales growth. The Company began operation of a satellite plant in the United States during this quarter, as well as one in Israel, two in Brazil and a joint venture in Thailand during the first half of 1996.

     The Company has completed construction of its third satellite PCC plant in Brazil which will commence operations in the fourth quarter. In addition, the Company has three satellite PCC plants under construction - one in the United States, one in Slovakia and another in Indonesia. These satellite plants, combined, will be equivalent to approximately five satellite units and should be operational in the first half of 1997. A satellite
"unit" produces between 25,000 and 35,000 tons of PCC annually.

     Net sales of other mineral products grew 8.3% in the third quarter of 1996 to $28.7 million from $26.5 million in the comparable quarter of
1995.   This growth was due to increased volumes across the product line.

     Net sales of refractory products decreased 6.3% to $46.5 million from $49.6 million in the third quarter of 1995. The decrease in the refractory product line was attributable to overall volume declines in lower margin products and unfavorable foreign exchange rates.

     Net sales in the United States were 5.0% higher than in the prior year's third quarter, primarily due to volume growth in the PCC and other minerals product lines. Foreign sales were 8.9% higher than in the prior year, due primarily to the international expansion of the PCC satellite product line. This growth was partially offset by unfavorable foreign exchange rates.

     Income from operations rose 19.0% in the third quarter of 1996 to $18.5 million. This increase was due primarily to good growth in the PCC satellite operations, despite significant start-up costs at several international locations, improved profitability in refractory products, due primarily to the growth in the calcium and metallurgical wire product line and volume increases in the other minerals product line.

     Other deductions increased primarily due to higher interest costs associated with additional borrowings.

     Net income grew 12.5% to $11.9 million from $10.6 million.
Earnings per share were $0.53 in the third quarter of 1996 compared to $0.47 in the prior year.

Nine Months Ended September 29, 1996 as Compared with Nine Months
Ended October 1, 1995

     Net sales for the first nine months of 1996 increased 4.6% to $412.7 million from $394.6 million in 1995. This increase was due primarily to the continued expansion of the PCC product line. PCC sales increased 12.4% to $192.3 million from $171.1 million in the prior year. Sales increases were primarily attributable to the commencement of operations at five new satellite PCC plants since the third quarter of 1995 and to production capacity expansions at several satellite plants during 1995. Net sales of other mineral products rose 4.5% to $75.9 million for the first nine months of 1996. Refractory product sales decreased 4.2 % to $144.5 million for the first nine months of 1996. This decrease was primarily due to an acceleration of reporting periods of certain international subsidiaries in the prior year and to unfavorable exchange rates.

     Net sales in the United States increased 5.2% to $285.0 million in the first nine months of 1996, due primarily to growth in the PCC product line and in the calcium and metallurgical wire product group. Net foreign sales increased approximately 3.3% to $127.7 million in the first nine months of 1996. This growth was primarily due to the foreign expansion of the PCC satellite product line, partially offset by the aforementioned acceleration of reporting periods in the prior year and to unfavorable exchange rates.

     Income from operations rose 10.8% to $48.7 million in the first nine months of 1996 from $43.9 million in the previous year.

     Other income decreased by $2.0 million in 1996. In the first nine months of 1995, the Company recorded a significant non-recurring foreign exchange gain while a small foreign exchange loss was recorded in the current year. In addition, interest income was significantly higher in the prior year due to higher levels of cash-on-hand. Other deductions increased primarily due to higher interest costs associated with additional borrowings.

     Net income increased 6.0% to $31.2 million from $29.5 million in 1995. Earnings per share were $1.38 compared to $1.30 in the prior year.



Liquidity and Capital Resources

     The Company's financial position remained solid in the first nine months of 1996. Cash flows were provided principally from operations and short-term and long-term financing and were applied principally to fund $78.3 million of capital expenditures and approximately $28.8 million of working capital increases. In addition, the Company remitted its initial required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000.

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, of which $16.7 million were in use at September 29, 1996. The interest rate on these borrowings was approximately 5.75%.
The Company anticipates that capital expenditures for all of 1996 will be approximately $100 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and at other mineral plants, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines, long-term financing and, where appropriate, project financing of certain satellite plants.

                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit captioned Eaton Corporation
v. Pfizer Inc., Minerals Technologies Inc. and Specialty Minerals Inc. pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible considering the limited amount of information available, believes the claims to be without merit, and intends to contest them vigorously.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.



ITEM 6. EXIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         11 - Schedule re: Computation of earnings per common share (Part I Data).

         15 - Accountants' Acknowledgment (Part I Data).

         27 - Financial Data Schedule (submitted electronically to, but not filed with, the Securities and Exchange
              Commission pursuant to Rule 402 of Regulation S-T).

     b) No reports on Form 8-K were filed during the third quarter of 1996.

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





November 11, 1996