Form 10-K
period 1996-12-31
MINERALS TECHNOLOGIES INC
filed 1997-03-19
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                          FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

               Commission file number 1-3295

                 MINERALS TECHNOLOGIES INC.
     (Exact name of registrant as specified in its charter)
 Delaware                                25-1190717
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification Number)
 The Chrysler Building
 405 Lexington Avenue
 New York, New York                      10174-1901
 (address of principal executive office) (Zip Code)

                     (212) 878-1800
     (Registrant's telephone number including area code)

 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange
                                       on which registered

 Common Stock, $.10 par value         New York Stock Exchange


  Securities registered pursuant to Section 12(g) of the Act:
                              None
                              ----
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X    No
                            ---      ---


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
 amendment to this Form 10-K.   X
                               ---

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of February 25, 1997 was approximately $518.4 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of March 3, 1997, the Registrant had outstanding
      22,579,502 shares of common stock, all of one class.

              DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement dated March 31, 1997                Part III




                 MINERALS TECHNOLOGIES INC.
                1996 FORM 10-K ANNUAL REPORT
                    Table of Contents
                                                      Page
                                                      ----

                          PART I

 Item 1.   Business                                    1

 Item 2.   Properties                                  9

 Item 3.   Legal Proceedings                           11

 Item 4.   Submission of Matters to a Vote of
           Security Holders                            11

           Executive Officers of the Registrant        11

                           PART II

 Item 5.   Market for the Registrant's Common
           Equity and Related Stockholder Matters      13

 Item 6.   Selected Financial Data                     14

 Item 7.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                  15

 Item 8.   Financial Statements and Supplementary Data 18

 Item 9.   Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                  18

                           PART III

 Item 10.   Directors and Executive Officers of the
            Registrant                                 18

 Item 11.   Executive Compensation                     18

 Item 12.   Security Ownership of Certain Beneficial
            Owners and Management                      19

 Item 13.   Certain Relationships and Related
            Transactions                               19

                            PART IV

 Item 14.   Exhibits, Financial Statement Schedule
            and Reports on Form 8-K                    19

            -------------------------------

            Signatures                                 22

                           PART I

 Item 1.   Business
      Minerals Technologies Inc. ("the Company") is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company's principal products are: precipitated calcium carbonate ("PCC"), used primarily by paper producers in the alkaline papermaking process; monolithic and shaped refractory materials, used primarily by the steel, cement and glass industries; and natural mineral and mineral-based products, used primarily in the building materials, steel, paints and coatings, glass, ceramic, polymers, food and pharmaceutical industries. The Company focuses on research and development. The level of the Company's research and development spending as well as its history of developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements and create new market opportunities through new product development and product application innovations.

 PCC PRODUCTS AND MARKETS

    PCC Products.

    Paper can be produced under either acid or alkaline conditions. Historically, in North America, paper was primarily produced using acid technologies. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials, such as titanium dioxide, which are necessary in greater quantities in the acid process. In response, these paper producers sought to convert their paper production to lower cost alkaline-based technologies, which permit mineral fillers to be substituted for more expensive wood fiber and pigments used to increase brightness, resulting in significant cost savings. As a result of these conditions, the Company believed that a significant opportunity existed to provide paper producers with a high performance filler product that could facilitate the transition to the alkaline papermaking process. The Company's four-year development effort culminated in the construction of the first commercial satellite PCC plant at the Wisconsin Rapids paper mill of Consolidated Papers, Inc. in 1986. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced using the PCC products manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants among uncoated wood-free paper producers. The following table shows the number of satellite PCC plants operated by the Company at the end of the periods indicated. For information with respect to the locations of the Company's satellite PCC plants at December 31, 1996, see "Item 2--Properties" below.

                                    Satellite PCC Plants
                                      at End of Quarter
                                    --------------------
 Calendar Year                 First   Second   Third   Fourth
 -------------                 -----   ------   -----   ------
     1992                        25      25       26      29
     1993                        30      31       31      34
     1994                        36      36       36      36
     1995                        37      37       38      38
     1996                        41      42       43      44

    In 1996, the Company commenced operations at six new satellite PCC plants. Three of these satellite PCC plants are in Brazil, one in Thailand, one in Israel and another in the United States.

      During 1996 the Company signed contracts to construct three
 new satellite PCC plants.   These satellite plants are located
 in Slovakia, Indonesia and the United States.

    The Company staffs, operates and maintains all of its satellite PCC plants and owns the related technology used at its satellite PCC plants. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of a customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third parties PCC produced at a satellite plant in excess of the host paper mill's requirements. The Company's satellite PCC customers are listed in Item 2--"Properties".

    The Company currently manufactures several customized PCC product forms through proprietary processes at its satellite PCC plants, each designed to provide optimum brightness, opacity, bulking and/or paper strength. While focusing on expanding sales at its existing satellite PCC plants, the Company's research and development and technical service staffs have pioneered a number of ancillary new technologies. These include acid-tolerant PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and production of PCC crystal morphologies for coating paper. The Company expects that research and development in coating technology will open up a larger market for PCC that will build slowly as paper companies begin to include PCC in their proprietary coating formulations.

    The Company also produces a full range of slurry and dry PCC products sold on a merchant basis. In the paper industry, the Company's merchant PCC is used as a coating pigment and as a filler in the production of coated and uncoated wood-free printing and writing papers. The Company sells surface-treated and untreated grades of PCC to the polymers industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives, printing inks and coatings. The Company's PCC is used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company also sells PCC on a merchant basis to the paints and coatings industry.

    The Company's PCC product line net sales were $263.1 million, $226.6 million and $196.6 million for the years ended
 December 31, 1996, 1995 and 1994, respectively.  See "Item
 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Key Markets.

    The principal market for the Company's satellite PCC products is the paper industry. The Company also produces PCC on a merchant basis for sale to companies in the polymers, food and pharmaceutical and paints and coatings industries.

    Sales of PCC to the paper industry have accounted for a steadily increasing percentage of the Company's total sales in the past five years, a trend the Company expects to continue. The Company's sales of PCC have been and are expected to continue to be made to the printing and writing papers segment of the paper industry. The Company's products are currently used primarily by paper mills producing uncoated wood-free paper.


    North American Wood-Free Printing and Writing Papers. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials. In response, these paper producers sought to convert their paper production to lower cost alkaline-based technologies, thereby resulting in significant cost savings. Ground chalk has historically been used by European alkaline-based paper producers as a low-cost substitute for wood fiber. In North America, however, the use of ground chalk is not practical as there is no naturally occurring chalk.

    PCC must compete with other fillers, such as ground limestone and clay, on a cost-effective basis. PCC costs more to produce than ground limestone or clay since the production process is inherently more complex. Limestone is mined, crushed and ground; clay is mined, ground and perhaps calcined. PCC is manufactured via a chemical process which takes lime (which itself is produced by calcining a mined product, limestone), dissolves it, combines it with carbon dioxide and separates the final product. Drying and transportation can add over $100 per ton to the product cost. If shipped wet, additional freight costs would be incurred. The Company believes that in many cases this added cost makes PCC from merchant plants non-cost-competitive with other fillers.

    In response to these conditions and as a result of a concentrated research and development effort, the Company developed the satellite PCC plant concept. The Company's satellite PCC plants have facilitated the conversion of a substantial percentage of the North American uncoated wood-free printing and writing paper producers to alkaline papermaking. The Company estimates that during 1996, more than 80% of North American wood-free paper was produced employing alkaline technology.

    The Company currently owns and operates 33 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. Based upon its experience, the Company anticipates that the aggregate volume of PCC used by these 33 paper mills will increase. The Company also estimates that approximately five additional North American paper mills producing wood-free paper are both suitable for conversion to the more economical, and in the Company's view, more ecologically sound, alkaline method and large enough to support a satellite PCC plant.

    The Company is also placing increased emphasis on the use of PCC to coat paper. PCC increases gloss and printability of the sheet while decreasing paper's cost-per-ton. The coating market is large and the Company believes it will continue to grow at a higher average growth rate than the uncoated market, and therefore provides a substantial market opportunity for the Company. PCC coating products can be produced at satellite PCC plants.

    Worldwide Wood-Containing Printing and Writing Papers. To date, the Company's PCC products have primarily been used in wood-free alkaline papermaking processes. The wood-containing segments of the paper industry still generally employ acid papermaking technology. The conversion to alkaline technology by these segments has been hampered by the phenomenon of alkaline darkening, the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT-PCC) that provides enhanced brightness and opacity properties without the undesirable darkening phenomenon. During 1996, the Company had commercial sales of AT-PCC to several customers in different parts of the world. The Company presently provides the equivalent of one "satellite unit" of AT-PCC to these customers from existing satellite PCC plants and its merchant plant in Massachusetts. (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) In February 1997, the Company's majority-owned joint venture signed an agreement to construct its first on-site dedicated acid-tolerant PCC plant at the Myllykoski Paper Oy paper mill in Anjalankoski, Finland. The Company estimates the wood-containing segment of the printing and writing papers market on a worldwide basis represents more than half of the worldwide paper market.

    The Company believes PCC filler levels for uncoated wood-containing paper generally will be less than those for uncoated wood-free paper. There can be no assurance as to the number of producers of wood-containing paper that will contract with the Company to purchase AT-PCC.


    International Wood-Free Printing and Writing Papers. The Company estimates the production of uncoated wood-free printing and writing papers outside of North America that can be served by its satellite PCC operations is approximately the same size (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. A number of factors have influenced the acceptance of the Company's satellite PCC technology in foreign markets. Although European wood-free paper producers predominantly use alkaline papermaking processes, PCC is not in prevalent use in this market. Ground chalk is readily available in Europe and commonly used as a low-cost filler product in alkaline systems. In addition, supplies of lime suitable for the manufacture of PCC generally are not available at attractive prices. However, the Company believes that the superior brightness and opacity characteristics offered by its PCC products should allow it to compete with suppliers of ground chalk and other filler
 products in certain locations in this market.   In Latin
 America and Asia, ground chalk is not readily available, while supplies of lime suitable for PCC production are generally available at attractive prices.

 REFRACTORY PRODUCTS AND MARKETS

    Refractory Products.

    The Company offers a broad range of monolithic refractory products, as well as pre-cast monolithic refractory shapes and insulating bricks. Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical services support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD(r) sprayer, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast
 furnaces.   Since the steel-making industry is characterized
 by intense price competition, which results in a continuing emphasis by steel mills on increased productivity, the SEQUAD(r) sprayer and the related technologically advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced. The Company's experienced technical service staff and advanced applications equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, laser measurement of refractory wear is conducted by the Company's technicians in certain plants. The Company believes that these services, together with its refractory product offerings, provide the Company with a strategic marketing advantage.

    The Company has patented a new technology in the refractory product line. The KILNTEQ(r) refractory technology system is a new concept for lining the interior of lime and cement kilns. The KILNTEQ(r) system calls for lining the huge, tube-like kilns with refractory material in a polygonal shape. This shape, rather than the circular linings now generally used, is believed to increase raw material throughput and to decrease energy use. This technology was introduced to the marketplace in the third quarter of 1996.

    The Company's refractory products are sold in the following three product groups:

    Steel Furnace Refractories. The Company sells gunnable monolithic refractory products to users of basic oxygen furnaces and electric furnaces for application on furnace walls to prolong the life of furnace linings.

    Specialty Products for Iron and Steel. The Company sells monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces. The Company is one of the few monolithic refractory companies offering a full line of materials to satisfy all continuous casting refractory applications. This full line consists of gunnable, sprayable, trowellable and vibratable materials as well as refractory shapes and permanent linings.

    The Company uses proprietary processes to produce a number of products that are technologically enhanced. These include calcium metal, metallurgical wire and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of batteries and magnets. The Company sells metallurgical wires and fluxes for use in the production of steel. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications. The Company's fluxes are mineral products used to help purify steel.

    Non-Steel Refractory Products. This product line encompasses refractory shapes and linings that are sold to the glass, cement, aluminum, petrochemical and other non-steel industries.

    The Company's refractory net sales were $192.2 million, $202.5 million and $180.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Key Markets.

    The principal market for the Company's refractory products is the steel industry. For the year ended December 31, 1996, approximately 90% of the Company's sales of refractory products was to the steel industry. Raw steel production on a worldwide basis has shown only modest growth in the past ten years.
 However, management believes that certain trends in the steel-making industry will continue to provide growth opportunities for the Company. These trends include the development of improved manufacturing processes such as continuous casting, the need of steel producers for increased productivity and higher grade refractories as well as a modest shift toward electric steel making.

    The use of the continuous casting method, measured in tons of steel cast on a worldwide basis, has more than doubled in the past ten years. The need for high quality refractory products for this process has generated new market opportunities for the Company's refractory products. Product offerings for continuous casting include advanced maintenance coatings and original linings for tundishes and robotic applications equipment. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills has facilitated the acceptance of new refractory products and technologies. Mini-mills require a broad line of refractory products and certain metallurgical products that are also produced by the Company.


 PROCESSED MINERAL PRODUCTS AND MARKETS

    The Company mines and processes natural mineral products, limestone and talc, and manufactures lime, a mineral-based product. The Company also produces a number of technology-based products, including pyrolytic graphite.

    Over 60% of the Company's sales of limestone in 1996 were filler-grade material, i.e., limestone having sufficient purity and color to enable it to be utilized as a pigment and filler in building materials, paints and coatings, polymers and joint compounds.

    Talc is mined, beneficiated and processed at the Company's Barretts site, located near Dillon, Montana, and is sold worldwide in finely ground form for paints and coatings, ceramics and polymers applications. Because of the exceptional chemical purity of the Barretts ore, virtually all of the automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe utilize the Company's Barretts talc.

    Limestone and talc are mined, crushed, screened and beneficiated and, on occasion, subjected to surface chemical modification.

    Lime, a mineral-based product, is sold commercially to the steel and chemical industries and used as a raw material for the manufacture of PCC at the Company's Adams, Massachusetts, facility.

    The Company's net sales of processed mineral products were $100.7 million, $95.4 million and $95.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's natural mineral products are supported by the Company's limestone reserves, which the Company believes are strategically located in the western, midwestern and eastern parts of the United States, and talc reserves, which the Company believes are of outstanding quality. The Company estimates these reserves, at current usage levels, to be from 40 to over 70 years at its limestone production facilities and in excess of 40 years at its talc production facilities.

 MARKETING AND SALES

    The Company principally relies on its worldwide direct sales force to market its products. The direct sales force is augmented by worldwide technical service teams, employees who are familiar with the industries to which the Company markets its products, and several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists North American paper producers in their conversion to alkaline papermaking and provides post-conversion assistance to customers. In addition, the Company's technical service personnel advise with respect to the use of monolithic refractory materials and, in many cases, apply the refractory materials to the customers' furnaces and other vessels pursuant to service agreements. Continued use of skilled technical service teams is an important component of the Company's business strategy.

    The Company works closely with its customers to ensure that the customers' requirements are satisfied and often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from its headquarters in New York and from regional sales offices in the eastern and western United States. The Company's international marketing effort is directed from Brussels, Belgium; Tokyo, Japan and Singapore. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing facilities will facilitate the international expansion of its satellite PCC operations.


 RAW MATERIALS


    The Company uses lime in the production of PCC, and is a significant purchaser of lime in North America. Generally, lime is purchased from unaffiliated suppliers located in close geographic proximity to the Company's satellite PCC plants, pursuant to long-term contracts, and to a lesser extent, supplied by the Company from its Adams, Massachusetts, facility. In the Great Lakes region of the United States, a key papermaking area, the availability of lime of a quality suitable for the manufacture of PCC is limited. This led to the Company's acquisition of the limestone reserves formerly belonging to Inland Steel Company in Gulliver, Michigan. The Company now ships selectively mined high-grade limestone to a number of lime producers in the Great Lakes region which, as a result, are now able to produce and supply to the Company lime suitable for the manufacture of PCC. If there were to be an interruption in the supply of lime from any particular lime supplier to the Company, the Company believes that it would be able to obtain suitable lime from alternate sources, but at an increased cost (resulting primarily from increased transportation costs). Pursuant to the Company's contracts with its paper mill customers, this increased cost would be effectively assumed by the host paper mills. Accordingly, the Company believes that alternative sources of lime will be available in the event of supply interruptions at effectively the same cost to the Company. In Europe, supplies of lime suitable for the manufacture of PCC are generally available but not at prices that are as attractive as those prevailing in North America.

    The principal raw materials used in the Company's monolithic refractories products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. During 1994, the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China instituted a system under which Chinese exporters must purchase, through competitive bidding, licenses to export specified commodities, including magnesia. The exporters holding such licenses generally attempt to pass the cost of the license fee on to their customers. This license fee was increased significantly as of January 1995, resulting in turn in increased worldwide prices for Chinese magnesia. The Company had initiated price increases in refractory products and had located lower cost alternative sources of supply of magnesia. However, the price increases were not sufficient to fully offset the higher cost of magnesia, and thus far alternative sources of supply of
 magnesia have been limited.   During the second half of 1996,
 worldwide prices of Chinese magnesia have decreased from peak prices and appear to have stabilized. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Except as noted above, the Company believes that it could obtain adequate supplies from alternate sources in the event of supply interruptions of its raw material requirements.


 COMPETITION

    The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and, in certain circumstances, to position itself as a market leader.

    With respect to its PCC products, the Company competes for sales to the paper industry based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that the Company believes imparts superior brightness and opacity properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon price, availability of materials and optical characteristics such as brightness, opacity and paper strength.

    With respect to the Company's refractory products, competitive conditions vary by geographic region. Competition is based upon price, the performance characteristics of the product (including strength, quality and consistency and ease of application) and the availability of technical support. The Company competes with different companies in different geographic areas and in separate aspects of its product line.

     The Company competes in sales of its limestone and talc based primarily upon product quality and the geographic location of the purchaser.


 RESEARCH AND DEVELOPMENT

    Many of the Company's product lines are technology-based, and the Company's business strategy for continued growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, acid-tolerant PCC, production of PCC crystal morphologies for coating paper and the SEQUAD(r) sprayer, the KILNTEQ(r) system and numerous new refractory products.

    The Company maintains research facilities in Bethlehem and Easton, Pennsylvania, with more than 170 employees engaged in research and development. Expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science applies to and supports all of the Company's product lines.

    For the years ended December 31, 1996, 1995 and 1994, the Company expended approximately $19.7 million, $19.7 million and $18.2 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms by a substantial margin. Based upon such review, the reported average research and development spending by competitors equals approximately 2% of net sales. The Company's research and development spending for 1996 approximated 3.6% of net sales.

 PATENTS AND TRADEMARKS

    The Company owns or has the right to use approximately 341 patents and approximately 560 trademark registrations related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.


 INSURANCE

    The Company maintains liability and property insurance and insurance for business interruption in the event of damage to its production facilities and certain other insurance covering risks associated with its business. The Company believes such insurance is adequate for the operation of its business. From time to time various types of insurance for companies in the specialty minerals business have been very expensive or, in some cases, unavailable. Environmental impairment liability insurance falls into this category. There is no assurance that in the future the Company will be able to maintain the coverage initially obtained or that the premiums therefore will not increase substantially.


 EMPLOYEES

    At December 31, 1996, the Company employed approximately
 2,250 persons, of whom approximately 600 were employed by the
 Company outside the United States.   The Company believes its
 relationships with its employees are good.


 ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations which should have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc. ("Quigley''), a wholly-owned subsidiary of Pfizer, in connection with the reorganization. See "Certain Relationships and Related Transactions" in Item 13.

 ITEM 2.   PROPERTIES

    Set forth below is the location of, and customer served by, each of the Company's satellite PCC plants at December 31, 1996. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

 Location                       Customer
 --------                       --------

 Alabama, Mobile                International Paper Company
 Alabama, Selma                 International Paper Company
 Arkansas, Ashdown              Georgia-Pacific Corporation
 Brazil, Jacarei                Votorantim Celulose e Papel
 Brazil, Luiz Antonio           Votorantim Celulose e Papel
 Brazil, Suzano                 Cia Suzano de Papel e Celulose
 California, Anderson           Simpson Paper Company
 Canada, Cornwall, Ontario      Domtar Inc.
 Canada, Dryden, Ontario        Avenor Inc.
 Canada, St. Jerome, Quebec     Rolland Paper Inc.
 Canada, Windsor, Quebec        Domtar Inc.
 Finland, Aanekoski(2)          Metsa-Serla Group
 Finland, Lappeenranta(1)(2)    Enzo-Gutzeit Group
 Finland, Tervakoski(2)         Enzo-Gutzeit Group
 France, Saillat Sur Vienne     Aussedat Rey (a subsidiary of
                                International Paper Company)
 Israel, Hadera                 American Israeli Paper
                                Mills, Ltd.
 Kentucky, Wickliffe            Westvaco Corporation
 Louisiana, Port Hudson         Georgia-Pacific Corporation
 Maine, Jay                     International Paper Company
 Mexico, Chihuahua              Corporativo Copamex, S.A.
                                de C.V.
 Michigan, Plainwell            Simpson Plainwell Paper Company
                                (a division of Simpson Paper
                                Company)
 Michigan, Quinnesec            Champion International
                                Corporation
 Minnesota, Cloquet             Potlatch Corporation
 Minnesota, International Falls Boise Cascade Corporation
 New York, Oswego               International Paper Company
 New York, Ticonderoga          International Paper Company
 North Carolina, Plymouth       Weyerhaeuser Company
 Ohio, Chillicothe              The Mead Corporation
 Ohio, West Carrollton          Appleton Papers Inc.
 Pennsylvania, Erie             International Paper Company
 Pennsylvania, Lock Haven       International Paper Company
 Poland, Kwidzyn                International Paper Company
 Portugal, Figueira da Foz (2)  Soporcel - Sociedade Portuguesa
                                de Celulose, S.A.
 South Carolina, Eastover       Union Camp Corporation
 Tennessee, Kingsport           Willamette Industries Inc.
 Texas, Pasadena                Simpson Pasadena Paper Company
                                (a division of Simpson Paper
                                Company)
 Thailand, Tha Toom (2)         Advance Agro Public Co. Ltd.
 Virginia, Franklin             Union Camp Corporation
 Washington, Camas              James River Corporation
 Washington, Longview           Weyerhaeuser Company
 Washington, Wallula            Boise Cascade Corporation
 Wisconsin, Kimberly            Repap Wisconsin Inc. (a
                                subsidiary of Repap
                                Enterprises Corp., Inc.)
 Wisconsin, Park Falls          Cross Pointe Paper Corporation
 Wisconsin, Wisconsin Rapids    Consolidated Papers, Inc.

 (1) This PCC plant is not located on-site at the paper mill.
 (2) These plants are owned through a joint venture.

    The Company also owns six plants engaged in the mining, processing and/or production of lime, limestone and talc and directly or indirectly owns or leases approximately 15 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.

 Location                     Facility         Product Line
 --------                     --------         ------------

    United States
    -------------
 Arizona, Pima County         Plant; Quarry    Limestone
 California, Los Angeles      Sales Office(1)  PCC, Lime,
                                               Limestone, Talc
 California, Lucerne Valley   Plant; Quarry    Limestone
 Connecticut, Canaan          Plant; Quarry    Limestone,
                                               Metallurgical
                                               Wire/Calcium
 Indiana, Highland            Plant            Monolithic
                                               Refractories
 Massachusetts, Adams         Plant; Quarry    Limestone,
                                               Lime, PCC
 Michigan, Gulliver           Plant; Quarry    Limestone
 Montana, Dillon              Plant; Quarry    Talc
 New Jersey, Old Bridge       Plant            Monolithic
                                               Refractories/
                                               Shapes
 New York, New York           Headquarters(1);
                              Sales Offices(1) All Company
                                               Products
 Ohio, Bryan                  Plant            Monolithic
                                               Refractories
 Ohio, Dover                  Plant            Refractories
 Pennsylvania, Bethlehem      Research
                              Laboratories;    PCC, Lime,
                              Sales Offices    Limestone, Talc,
                                               Pyrolytic
                                               Graphite
 Pennsylvania, Easton         Research
                              Laboratories;   PCC, Lime,
                              Plant           Limestone, Talc,
                                              Pyrolytic
                                              Graphite,
                                              Refractories,
                                              Metallurgical
                                              Wire
 Pennsylvania, Slippery Rock  Plant           Refractory Shapes

    International
    -------------
 Australia, Carlingford       Sales Office(1) Monolithic
                                              Refractories
 Belgium, Brussels            Sales Office(1) Monolithic
                                              Refractories/PCC
 Brazil, Belo Horizonte       Sales Office(1) Monolithic
                                              Refractories
 Brazil, Sao Paulo            Sales Office(1) PCC
 Brazil, Volta Redonda        Sales Office(1) Monolithic
                                              Refractories
 Canada, Lachine              Plant           Refractory Shapes
 China, Huzhou                Plant(2)        Monolithic
                                              Refractories
 Ireland, Cork                Plant;
                              Sales Office(1) Monolithic
                                              Refractories/
                                              Metallurgical
                                              Wire
 Italy, Brescia               Sales Office;
                              Plant           Monolithic
                                              Refractories/
                                              Shapes
 Japan, Gamagori              Plant           Monolithic
                                              Refractories/
                                              Shapes, Calcium
 Japan, Tokyo                 Sales Office(1) Monolithic
                                              Refractories/
                                              Shapes, Calcium,
                                              PCC, Talc
 Mexico, Gomez Palacio        Plant(1)        Monolithic
                                              Refractories
 Singapore                    Sales Office(1) PCC
 Spain, Santander             Sales Office(1) Monolithic
                                              Refractories
 South Africa, Pietermaritzburg   Plant       Monolithic
                                              Refractories
 South Korea, Yangsan         Plant(3)        Monolithic
                                              Refractories
 South Korea, Seoul           Sales Office(1) Monolithic
                                              Refractories
 United Kingdom, Rotherham    Plant           Monolithic
                                              Refractories/
                                              Shapes

 (1) Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
 (2) This plant is leased through a joint venture.
 (3) This plant is owned through a joint venture.

    The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. Based on past loss experience, the Company believes it is adequately insured in respect of these assets, and for liabilities which are likely to arise from its operations.

 ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit captioned Eaton Corporation v. Pfizer Inc., Minerals Technologies Inc. and Specialty Minerals Inc. pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible, believes the claims to be without merit, and intends to contest them vigorously.

    The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their business.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.


 EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names and ages of all Executive
 Officers of the Registrant, as of December 31, 1996, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

 Name                  Age              Position
 ----                  ---              --------

 Jean-Paul Valles      60      Chairman of the Board and Chief
                               Executive Officer
 Paul R. Saueracker    55      Vice President of the Company and
                               President, Specialty Minerals Inc.
 Anton Dulski          55      Vice President of the Company and
                               President, MINTEQ(r) International
                               Inc.(effective January 1, 1996)
 S. Garrett Gray       58      Vice President, General Counsel
                               and Secretary
 John R. Stack         60      Vice President, Finance and
                               Chief Financial Officer
 Howard R. Crabtree    52      Vice President, Organization &
                               Human Resources
 William A. Kromberg   51      Vice President, Taxes
 Mario J. DiNapoli     61      Controller
 Stephen E. Hluchan    55      Treasurer


    Jean-Paul Valles, PhD., has served as Chairman of the Board and a director of the Company since April 1989. He was elected Chief Executive Officer in August 1992. Until the completion of the initial public offering, Dr. Valles served as a Vice-Chairman of Pfizer, a position he had held since March 1992. At Pfizer, Dr. Valles had been responsible for a number of Pfizer's businesses, including, since 1989, the operations that comprise the Company, and had served in a number of other executive positions, including Executive Vice President from 1991 to 1992. Dr. Valles continues to serve as a director of Pfizer. In addition, he is a member of the board of trustees of the American Management Association, a director of Junior Achievement of New York, Inc. and of The New York Chapter of the French-American Chamber of Commerce in the U.S., Inc., and a member of the American Economic Association and the Financial Executives Institute.

    Paul R. Saueracker has served as Vice President of the Company and President of Specialty Minerals Inc. since February 1994. Prior to that time, he had been Executive Vice President of Specialty Minerals Inc. since October 1993. Since 1989, he served as Vice President of Marketing and Sales of Specialty Minerals Inc. Mr. Saueracker is a former President of the Pulverized Limestone Division of the National Stone Association and a member of the Technical Association of the Pulp and Paper Industry and the Paper Industry Management Association.

    Anton Dulski was appointed President of Minteq International Inc. effective January 1, 1996. Previously, he served as Senior Vice President of Minteq with responsibility for European operations from 1993 to 1995; as Vice President of Minteq with responsibility for sales and marketing in Europe from 1992 to 1993; and as President of the Minteq's operations in Japan from 1984 to 1992.

    S. Garrett Gray has served as Vice President and Secretary of the Company since April 1989. In August 1992, Mr. Gray was appointed General Counsel of the Company. Prior to August 1992, Mr. Gray served as a member of the legal staff of Pfizer as Assistant General Counsel, since 1989.

    John R. Stack has served as Vice President-Finance and Chief Financial Officer of the Company since August 1992. Prior to that time, Mr. Stack was Vice President and Controller of the operations that comprise Specialty Minerals Inc. and Barretts Minerals Inc. from 1987 to August 1992.

    Howard R. Crabtree was appointed Vice President-Organization & Human Resources of the Company in January 1997, having served as Vice President-Human Resources since August 1992. Prior to joining the Company, he held a number of positions at Pfizer, including: Vice President Personnel, Medical Devices from January 1992 to August 1992.

    William A. Kromberg has served as Vice President-Taxes of the Company since February 1993. From May 1989 to that time, he was Vice President-Taxes of Culbro Corporation, a distributor and manufacturer of consumer and industrial products.

    Mario J. DiNapoli has served as Controller of the Company since August 1992. He served as the Director of Finance of the operations that comprise Specialty Minerals Inc. and Barretts
 Minerals Inc. from January to August 1992.

    Stephen E. Hluchan has served as Treasurer of the Company since August 1992. Prior to that time, Mr. Hluchan held the following positions for the operations that comprise Minteq:
 Controller and Vice President, Planning from January 1992 to August 1992; and Vice President, Strategic Planning and Business Development, May 1989 to January 1992.

                              PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The Company's common stock is traded on the NYSE under the symbol "MTX".

    Information on market prices and dividends is set forth below:

 1996 Quarters              First   Second   Third    Fourth
 -------------              -----   ------   ------   ------
  Market Price Range of Common Stock
  High                    $37 3/4  $39 3/8  $40      $41 3/8
  Low                     $30 1/4  $33      $34 1/8  $36 3/8
  Close                   $34 5/8  $34 1/4  $36 5/8  $41

  Dividends paid per
   common share           $  .025  $  .025  $  .025  $  .025

 1995 Quarters
 -------------
  Market Price Range of Common Stock
  High                    $32 1/2  $36 1/8  $38 1/4  $43 1/4
  Low                     $27 1/4  $30 3/4  $34 5/8  $34
  Close                   $32 1/4  $36      $37 5/8  $36 1/2

  Dividends paid per
   common share           $  .025  $  .025  $  .025  $  .025


    On March 3, 1997, the last reported sale price on the NYSE was $37 1/4 per share. As of March 3, 1997, there were approximately 323 holders of record of the common stock.

    On January 23, 1997, the Company's Board of Directors declared a quarterly dividend on its common stock of $.025 per share in respect of the quarter ended December 31, 1996. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends on its common stock of at least $.025 per share. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

 ITEM 6.   SELECTED FINANCIAL DATA

 Thousands of          1996     1995     1994     1993    1992
 Dollars, Except     -------  -------  -------  -------  -------
 Per Share Data

 Income Statement Data:
 Net sales          $555,988 $524,451 $472,637 $428,313 $394,046
 Cost of goods sold  396,345  375,655  335,327  302,810  285,350
  Marketing,
  distribution and
  administrative
  expenses            72,485   70,464   66,533   63,053   58,691
 Research and
  development expense 19,740   19,658   18,187   16,082   14,357
                     -------  -------  -------  -------  -------
 Income from
  operations          67,418   58,674   52,590   46,368   35,648
 Income before
  cumulative effect
  of accounting
  change              43,097   39,529   33,346   28,973   24,216
 Cumulative effect of
  accounting change(A)   --       --       --      --      1,362
                     -------  -------  -------  -------  -------
 Net income         $ 43,097 $ 39,529 $ 33,346 $ 28,973 $ 25,578
                     =======  =======  =======  =======  =======

 Earnings per share(B):
 Income before
  cumulative effect of
  accounting change $   1.91 $   1.75 $   1.48 $  1.25  $   0.97
 Cumulative effect
  of accounting
  change(A)              --       --       --      --       0.05
                     -------  -------  -------  ------   -------
 Net income         $   1.91 $   1.75 $   1.48 $  1.25  $   1.02
                     =======  =======  =======  ======   =======

 Weighted average
  shares
  outstanding         22,621   22,633   22,603   23,186   25,000

 Dividends declared
  per common share  $   0.10 $   0.10 $   0.10 $   0.10 $    --
                     -------  -------  -------  -------  -------
 Balance Sheet Data:
 Working capital
  (C)(D)            $115,540 $ 86,746 $135,844 $112,238 $ 95,716
 Total assets        713,861  649,144  588,124  549,160  496,528
 Long-term debt      104,900   67,927   83,031   79,030   14,045
 Total debt          130,239   95,817   83,031   79,030   16,761
 Total shareholders'
  equity(D)(E)       448,250  416,153  381,098  343,005  372,540
                     =======  =======  =======  =======  =======


 (A) Reflects adoption, as of January 1, 1992, of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
 (B) Assumes 25 million shares of Common Stock were issued and outstanding for all periods presented prior to the initial public offering.
 (C) Includes amounts due to affiliated companies.
 (D) In 1992, approximately $129 million of amounts due to affiliated companies were converted into shareholders' equity.
 (E) In 1993, the Company purchased 2.5 million shares of treasury stock.

 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 Income and Expense Items As a Percentage of Net Sales
 Year Ended December 31,                  1996    1995    1994
                                          ----    ----    ----
 Net sales                               100.0%  100.0%  100.0%
 Cost of goods sold                       71.3    71.6    70.9
 Marketing, distribution
  and administrative expenses             13.0    13.4    14.1
 Research and development expenses         3.6     3.8     3.9
                                         -----   -----   -----
 Income from operations                   12.1    11.2    11.1
 Net income                                7.8%    7.5%    7.1%
                                         =====   =====   =====


 OVERVIEW OF 1996 AND OUTLOOK

    In 1996, the Company adhered to its strategy of expanding its precipitated calcium carbonate ("PCC") product line. The Company commenced operations at six new satellite PCC plants. Three of these satellite PCC plants are in Brazil, one in Thailand, one in Israel and another in the United States. Together, these plants have production capacity equivalent to approximately twelve "satellite units." (A satellite unit is equivalent to annual production capacity of between 25,000 and
 35,000 tons of PCC.)   The Company also expanded production
 capacity at several satellite PCC plants at various locations around the world in 1996. As a result, sales of PCC as a percentage of the Company's total net sales, which were 37.4% in 1992, had risen to 47.3% by 1996. The Company expects this trend to continue as volume growth of PCC sales continues to outpace growth in the processed minerals, formerly named other minerals, and refractory product lines.

 Presently, the Company is operating 44 satellite PCC plants, including 33 in North America. The Company expects volume growth to continue in 1997 as three new satellite PCC plants are now under construction. These satellite PCC plants are located in Slovakia, Indonesia and the United States and have combined production capacity equivalent to approximately five satellite units. The Company expects additional expansions at existing satellite PCC plants to occur in 1997 and also expects to sign contracts for additional satellite PCC plants in the United States and abroad.

    In 1997, the Company expects to continue its focus on the following growth strategies for the PCC product line:

    - Continued efforts to increase market penetration in North America, Europe, Latin America, the Pacific Rim and elsewhere.
    - Continued expansions of the capacity of existing plants in response to increased demand, resulting from increased PCC filler levels in paper.
    - Continued research and development and marketing efforts of acid-tolerant PCC, coating PCC and other products.

    However, there can be no assurance that the Company will achieve success in implementing any one or more of these strategies.

    The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. To date, the Company's experience with extensions and renewals of its satellite PCC agreements has been favorable. There is no assurance, however, that these contracts will be renewed prior to their respective expiration dates.

    The Company will continue to emphasize specialty products, such as the KILNTEQ(r) system, in its refractory product line and commercialize products, processes and equipment through research and development efforts.

    As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other factors. In addition, the Company's performance depends to some extent on that of the industries it serves, particularly the paper, steel and construction industries.

    During 1994, the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China instituted a system under which Chinese exporters must purchase, through competitive bidding, licenses to export specified commodities, including magnesia, the principal raw material used in the Company's refractory products. The exporters holding such licenses generally attempted to pass the cost of the license fee on to their customers. This license fee was increased significantly as of January 1995, resulting in increased worldwide prices for Chinese magnesia. The Company had initiated price increases in refractory products and had located lower cost alternative sources of supply of magnesia. However, the price increases were not sufficient to fully offset the higher cost of magnesia, and thus far alternative sources of supply of magnesia have been limited. During the second half of 1996, worldwide prices of Chinese magnesia have decreased from peak prices and appear to have stabilized.



    RESULTS OF OPERATIONS

    Net Sales
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Net sales            $556.0    6.0%  $524.5   11.0%  $472.6

    Worldwide net sales in 1996 increased 6% over the previous year to $556.0 million. Higher volumes in the PCC and processed minerals product lines were the primary contributors to the sales growth. The stronger U.S. dollar had an unfavorable impact of approximately $7 million on sales growth. In 1995, worldwide net sales increased 11.0% over the prior year to $524.5 million. This increase was primarily attributed to growth in the PCC and refractory product lines.

    Worldwide net sales of PCC in 1996 increased 16.1% to $263.1 million from $226.6 million in the prior year. This increase was primarily attributed to the startup of six new satellite PCC plants, significant growth from one satellite plant that began operations in the third quarter of 1995 and expansion of production capacity at several locations. PCC sales in 1995 increased 15.2% to $226.6 million from $196.6 million in 1994. This increase was primarily attributed to the start of operations at two new satellite plants during 1995 and several expansions of production capacity at existing satellite PCC plants.

    Net sales of processed minerals increased 5.6% to $100.7 million in 1996. The sales growth was primarily attributable to higher volumes. In 1995, processed mineral products net
 sales rose slightly to $95.4 million.   Sales growth was
 tempered by a slowdown in the automotive and construction industries in 1995.

    Net sales of refractory products decreased 5.1% to $192.2 million from $202.5 million in 1995. However, profitability increased significantly due to continued emphasis on higher margin specialty products. The decrease in refractory products sales was primarily attributable to volume declines and unfavorable foreign exchange rates. In addition, in 1995, the Company brought forward the financial close of certain international subsidiaries to a current calendar month. This resulted in an unfavorable impact on the 1996 sales growth.
 In 1995, refractory product net sales increased 12.0%. Strong volume growth in refractory products was driven by a vibrant steel sector in North America and Europe for most of 1995, partially offset by difficult conditions in Asia.

    Net sales in the United States in 1996 increased 6.3% to $383.0 million from $360.2 million in 1995. This increase was attributed to the growth in the PCC and processed minerals product lines. Foreign sales in 1996 increased 5.3% to $173.0 million. This increase was primarily attributed to the overseas expansion of the Company's PCC product line, partially offset by the aforementioned prior year's accounting lag
 elimination.    In 1995, net sales in the United States were
 8.2% higher than in the prior year. Foreign sales in 1995 were 17.6% higher than in the prior year, primarily due to the international expansion of the PCC product line and growth in the refractory product line in Europe.

    Operating Costs and Expenses
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Cost of goods sold   $396.3    5.5%  $375.7   12.0%  $335.3
    Marketing, distribution
     and administrative  $ 72.5    2.9%    70.5    5.9%  $ 66.5
    Research and
     development         $ 19.7    0.4%  $ 19.7    8.1%  $ 18.2


    Cost of goods sold was 71.3% of sales. This ratio was slightly lower than the prior year and was primarily attributed to improved profitability in the refractory product line.
 Cost of goods sold in 1995 was 71.6% of sales which was higher than the prior year. This was primarily attributable to the substantial increase in the cost of magnesia, the principal raw material used in the Company's refractory products.

    Marketing, distribution and administrative costs increased
 2.9% to $72.5 million and were 13.0% of sales, a slight
 reduction  from the 1995 ratio.   In 1995, marketing,
 distribution and administrative costs increased 5.9% to $70.5 million and were 13.4% of sales.

    Research and development expenses during 1996 were $19.7 million representing 3.6% of sales, a slight reduction from the 1995 ratio. This reduction reflects a more efficient use of resources due to the increasing worldwide infrastructure which allows the Company to support trials and new plants at a lower cost while continuing its commitment to research, particularly in the PCC product line. In 1995, research and development spending increased 8.1% to $19.7 million.

    Income from Operations
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Income from
     operations          $ 67.4   14.9%  $ 58.7   11.6%  $ 52.6

    Income from operations in 1996 increased 14.9% to $67.4 million from $58.7 million in 1995. Strong operating earnings growth was achieved through higher sales volumes in the PCC product line, improved profitability in the refractory product lines and an overall containment of costs and expenses. Operating profits were impacted negatively by the higher cost of magnesia and significant startup costs associated with the
 six new satellite PCC plants.   In 1995, income from operations
 rose 11.6% to $58.7 million from $52.6 million. This growth was achieved through higher sales volume in the PCC and refractory product lines.

    Non-Operating Deductions
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Non-operating
     deductions, net     $(4.8)  615.5%  $(0.7)  (79.8)% $(3.3)

    Interest expense increased in 1996 primarily as a result of higher interest costs associated with additional borrowings. Interest income and other income were significantly higher in the prior year due to higher levels of cash-on-hand and a
 non-recurring foreign exchange gain, respectively.   In 1995,
 non-operating deductions decreased as a result of foreign exchange gains and higher capitalized interest costs associated with the significant growth in capital spending.

    Provision for Taxes on Income
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Provision for taxes
     on income           $ 19.5    3.4%  $ 18.9   16.5%  $ 16.2

    The effective tax rate was 31.1% in 1996.  The reduction
 from the prior year was primarily due to higher depletion and
 utilization of foreign tax credits.   In 1995, the effective
 tax rate was 32.5%.

    Net Income
    In Millions           1996   Growth   1995   Growth   1994
    -----------          ------  ------  ------  ------  ------
    Net income           $ 43.1    9.0%  $ 39.5   18.5%  $ 33.3

    Net income increased 9.0% in 1996 to $43.1 million. The income from operations growth was reduced by a significant
 increase in non-operating deductions.   In 1995, net income
 increased 18.5% to $39.5 million. Operating income growth was leveraged by a significant reduction in non-operating deductions, as discussed above.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial position remained strong during 1996. Cash flows in 1996 were provided principally from operations and long-term financing, and were applied primarily to fund $97.3 million of capital expenditures. In addition, the Company remitted its initial required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities was the primary source of liquidity and amounted to $69.9 million in 1996, $58.3 million in 1995 and $66.8 million in 1994.

    On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

    The Company had available approximately $120 million in uncommitted, short-term bank credit lines of which $12.0 million and $13.5 million were in use at December 31, 1996 and 1995, respectively. The interest rates on these borrowings were 6.93% and 6.20%, respectively at December 31, 1996 and 1995. The Company anticipates that capital expenditures for 1997 will be approximately $100 million, principally related to the construction of satellite PCC plants and expansion projects at existing satellite PCC plants and other opportunities which
 meet the strategic growth objectives of the Company.   The
 Company expects to meet its long-term capital requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


 INFLATION

    Historically, inflation has not had a material adverse impact on the Company. The contracts pursuant to which the Company constructs and operates its satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial information required by Item 8 is contained in
 Item 14 of Part IV of this report.


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                           PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's Board of Directors required by this Item is incorporated herein by reference to the Company's Proxy Statement.

    The information concerning the Company's Executive Officers required by this Item is incorporated herein by reference to the Section in Part I under the caption "Executive Officers of the Registrant."

    The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated herein by reference to the Company's Proxy
 Statement.

 ITEM 11.  EXECUTIVE COMPENSATION

    The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers," excluding the information under the captions "Performance Graph" and "Report of the Compensation Committee on Executive Compensation," is incorporated herein by reference.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

    The information appearing under the caption "Security
 Ownership of Certain Beneficial Owners and Management as of
 February 25, 1997" set forth in the Company's Proxy Statement is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing under the caption "Certain
 Relationships and Related Transactions" set forth in the Company's Proxy Statement is incorporated herein by reference.

    Under the terms of certain agreements entered into in connection with the reorganization, Pfizer and its wholly-owned subsidiary Quigley Company, Inc. ("Quigley") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

    Pfizer and Quigley also agreed to indemnify the Company against any liability arising from on-site remedial waste site claims and for other claims that may be made in the future with respect to wastes disposed of prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million that may arise or accrue within ten years after the closing of the initial public offering with respect to remediation of on-site conditions existing at the time of the closing of the initial public offering. The Company will be responsible for the first $1 million of such liabilities, 50% of all such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million. Further, Pfizer and Quigley agreed to indemnify the Company for non-remedial environmental claims resulting from activities or conditions occurring or existing prior to the closing of the initial public offering that are in excess of $10,000 and that are received within two years after the closing of the initial public offering, exclusive of compliance costs and consequential damages.


                               PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
           ON FORM 8-K

 (a)  The following documents are filed as part of this Report:

      1. Financial Statements.  The following Consolidated
         Financial Statements of Minerals Technologies Inc.
         and Independent Auditors' Report are set forth on pages F-1 to F-19.

            Consolidated Balance Sheet as of December 31, 1996
            and 1995

            Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

            Notes to the Consolidated Financial Statement

            Independent Auditors' Report

      2. Financial Statement Schedule. The following financial statement schedule is filed as part of this Report:

                                                            Page
                                                            ----
           Schedule II - Valuation and Qualifying Account    S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

 3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.

 3.1     - Restated Certificate of Incorporation of the Company*
 3.2     - Restated By-Laws of the Company*
 3.3 - Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company**
 4.1     - Specimen Certificate of Common Stock**
 10.1 - Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc.
           and Quigley Company Inc.*
 10.1(a) - Agreement dated October 22, 1992 between Specialty
           Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1**
 10.1(b) - Letter Agreement dated October 29, 1992 between
           Specialty Refractories Inc. and Quigley Company
           Inc., amending Exhibit 10.1**
 10.2 - Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc*
 10.2(a) - Letter Agreement dated October 29, 1992 between the
           Company and Pfizer Inc, amending Exhibit 10.2**
 10.3 - Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc.*
 10.4 - Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc.*
 10.4(a) - Agreement dated October 22, 1992 between Pfizer Inc,
           Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4**
 10.8 - Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended January 25, 1996++++
 10.9    - Company Employee Protection Plan, as amended August
           25, 1994
 10.10 - Form of Employment Agreement,* together with schedule relating to executed Employment Agreements**
 10.10(a)- Schedule relating to additional executed Employment
           Agreement****
 10.10(b)- Schedule relating to additional executed Employment
           Agreements++++
 10.11 - Form of Severance Agreement, together with schedule relating to executed Severance Agreements
 10.12 - Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited*
 10.13 - Rights Agreement, dated as of October 26, 1992, by and between the Company and Chemical Bank, as Rights Agent***
 10.14 - Form of Stock Purchase Agreement between the Company and Pfizer Inc. **
 10.15 - Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc*****
 10.16 - Note Purchase Agreement, dated as of June 28, 1993, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $65,000,000 in aggregate principal amount of its 6.04% Guarantied Senior Notes Due June 11, 2000; together with a schedule regarding other contracts substantially identical in all material respects to the foregoing*****
 10.17   - Company Retirement Annuity Plan, as amended May 25,
           1995++++
 10.18 - Company Nonfunded Supplemental Retirement Plan, as amended October 27, 1994+
 10.19   - Company Savings and Investment Plan, as amended
           December 19, 1994+
 10.20 - Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended October 27, 1994+
 10.21 - Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee+
 10.22 - Company Stock and Incentive Plan, as amended and restated as of May 25, 1995++

 10.23 - Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 +++
 11.1    - Schedule re: Computation of earnings per common
           share.
 21.1    - Subsidiaries of the Company
 23.1    - Report and Consent of Independent Auditors
 27      - Financial Data Schedule

 * Incorporated by reference to the exhibit bearing the same exhibit number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
 ** Incorporated by reference to the exhibit bearing the same exhibit number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
 *** Incorporated by reference to Exhibit 1 filed with the Registrant's Current Report on Form 8-K, dated November 6, 1992.
 **** Incorporated by reference to the exhibit bearing the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
 ***** Incorporated by reference to Exhibit 10 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
 + Incorporated by reference to the exhibit bearing the same exhibit number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
 ++ Incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form S-8 (Registration No. 33-96558), originally filed September 1, 1995.
 +++ Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report in Form 10-Q for the quarter ended June 30, 1996.
 ++++ Incorporated by reference to the exhibit bearing the same exhibit number filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 1995.

 (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of 1996.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Minerals Technologies Inc.



                                By: /s/Jean-Paul Valles
                                    --------------------
                                    Jean-Paul Valles
                                    Chairman of the Board and
                                    Chief Executive Officer

 March 19, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 SIGNATURE             TITLE                    DATE
 --------------------  ---------------------    --------------

 /s/Jean-Paul Valles
 --------------------
 Jean-Paul Valles      Chairman of the Board    March 19, 1997
                        and Chief Executive
                        Officer (principal
                        executive officer)
                        and Director

 /s/John R. Stack
 --------------------
 John R. Stack         Vice President-Finance   March 19, 1997
                        and Chief Financial
                        Officer (principal
                        financial officer)

 /s/Mario J. DiNapoli
 --------------------
 Mario J. DiNapoli     Controller and Chief     March 19, 1997
                        Accounting Officer
                        (principal accounting
                        officer)

 /s/John B. Curcio
 --------------------
 John B. Curcio        Director                 March 19, 1997


 /s/Steven J. Golub
 --------------------
 Steven J. Golub       Director                 March 19, 1997


 /s/William L. Lurie
 --------------------
 William L. Lurie      Director                 March 19, 1997


 /s/Paul M. Meister
 --------------------
 Paul M. Meister       Director                 March 19, 1997


 /s/Michael F. Pasquale
 --------------------
 Michael F. Pasquale   Director                 March 19, 1997


 /s/William C. Steere, Jr.
 --------------------
 William C. Steere, Jr. Director                March 19, 1997

         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Page
 Audited Financial Statements:

    Consolidated Balance Sheet as of
      December 31, 1996 and 1995                        F-2

    Consolidated Statement of Income for the years
      ended December 31, 1996, 1995 and 1994            F-3

    Consolidated Statement of Cash Flows for the
     years ended December 31, 1996, 1995 and 1994       F-4

    Consolidated Statement of Shareholders' Equity
     for the years ended December 31, 1996, 1995
     and 1994                                           F-5

    Notes to Consolidated Financial Statements          F-6

    Independent Auditor's Report                        F-18


      MINERALS  TECHNOLOGIES  INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEET
                       (thousands of dollars)


              December 31,                     1996      1995
              ------------                   -------   -------
 Assets
 Current assets:
   Cash and cash equivalents                $ 15,446  $ 11,318
   Accounts receivable, less allowance
   for doubtful accounts: 1996--$2,497;
   1995--$3,088                              102,494   100,473
  Inventories                                 70,438    64,637
  Other current assets                        13,902     5,997
                                             -------   -------
    Total current assets                     202,280   182,425

  Property, plant and equipment, less
    accumulated depreciation and depletion   501,067   455,809
  Other assets and deferred charges           10,514    10,910
                                             -------   -------
  Total assets                              $713,861  $649,144
                                             =======   =======

 Liabilities and Shareholders' Equity
 Current liabilities:
   Short-term debt                          $ 12,339  $ 14,890
  Current maturities of long-term debt        13,000    13,000
  Accounts payable                            29,223    30,405
  Income taxes payable                         6,609     6,697
  Accrued compensation and related items      12,673    16,572
  Other current liabilities                   12,896    14,115
                                             -------   -------
   Total current liabilities                  86,740    95,679

  Long-term debt                             104,900    67,927
  Accrued postretirement benefits             20,047    20,230
  Deferred taxes on income                    39,238    37,064
  Other noncurrent liabilities                10,052     9,922
  Minority interests                           4,634     2,169
                                             -------   -------
   Total liabilities                         265,611   232,991
                                             -------   -------

 Commitments and contingent liabilities

 Shareholders' equity:
  Preferred stock, without par value;
   1,000,000 shares authorized; none issued     --        --
  Common stock at par, $0.10 par value;
   100,000,000 shares authorized; issued
   25,259,876 shares in 1996 and
   25,153,015 shares in 1995                   2,526     2,515
  Additional paid-in capital                 135,676   133,221
  Retained earnings                          364,210   323,375
  Currency translation adjustment             11,560    16,931
 Unrealized holding gains                        163       111
                                             -------   -------
                                             514,135   476,153

 Less common stock held in treasury,
  at cost; 2,660,017 shares in 1996 and
  2,500,000 shares in 1995                    65,885    60,000
                                             -------   -------
 Total shareholders' equity                  448,250   416,153

 Total liabilities and shareholders'
  equity                                    $713,861  $649,144
                                             =======   =======

 See Notes to Consolidated Financial Statements which are an integral part of these statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF INCOME
        (thousands of dollars, except per share data)

                                    Year ended December 31,
                                    -----------------------
                                   1996      1995       1994
                                  -------   -------   -------
 Net sales                       $555,988  $524,451  $472,637
 Operating costs and expenses:
   Cost of goods sold             396,345   375,655   335,327
   Marketing, distribution and
    administrative expenses        72,485    70,464    66,533
   Research and development
    expenses                       19,740    19,658    18,187
                                  -------   -------   -------

 Income from operations            67,418    58,674    52,590
                                  -------   -------   -------

   Interest income                    966     1,984     1,951
   Interest expense                (5,899)   (3,467)   (4,789)
   Other income                       916     1,868       266
   Other deductions                  (777)   (1,055)     (748)
                                  -------   -------   -------
 Non-operating deductions, net     (4,794)     (670)   (3,320)
                                  -------   -------   -------

 Income before provision
  for taxes on income and
  minority interests               62,624    58,004    49,270
 Provision for taxes on income     19,488    18,850    16,180
 Minority interests                    39      (375)     (256)
                                  -------   -------   -------
 Net income                      $ 43,097  $ 39,529  $ 33,346

 Earnings per common share       $   1.91  $   1.75  $   1.48

 See Notes to Consolidated Financial Statements which are an integral part of these statements.

     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF CASH FLOWS
                  (thousands of dollars)

                                    Year ended December 31,
                                    -----------------------
                                   1996      1995       1994
                                  -------   -------   -------
 Operating Activities
 Net income                      $ 43,097  $ 39,529  $ 33,346
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation, depletion
    and amortization               46,183    40,330    35,800
   Loss on disposal of property,
     plant and equipment              786       243       946
   Deferred income taxes            3,361     5,925     3,430
   Other                           (1,500)   (1,818)     (448)
   Changes in operating assets
    and liabilities:
     Accounts receivable           (4,699)   (9,406)     (875)
     Inventories                   (6,977)  (20,505)    2,470
     Other current assets          (7,672)   (2,807)      575
     Accounts payable and
      accrued liabilities          (2,744)    2,591    (3,468)
     Income taxes payable            (269)    3,182    (2,395)
     Other                            382       999    (2,532)
                                  -------   -------   -------
 Net cash provided by
  operating activities             69,948    58,263    66,849
                                  -------   -------   -------

 Investing Activities
 Purchases of property,
  plant and equipment             (97,308) (115,051)  (51,643)
 Proceeds from disposal of
  property, plant and equipment     1,073     1,003       830
 Other                                --        --     (1,100)
                                  -------   -------   -------
 Net cash used in
  investing activities            (96,235) (114,048)  (51,913)

 Financing Activities
 Proceeds from issuance of
  short-term and long-term debt   111,659    14,890     4,000
 Repayment of short-term
  and long-term debt              (77,237)   (2,100)      --
 Purchase of common shares
  for treasury                     (5,885)      --        --
 Cash dividends paid               (2,262)   (2,264)   (2,260)
 Proceeds from issuance of
  stock under stock option plan     2,466       711       144
 Proceeds from minority interests   2,500       816       --
                                  -------   -------   -------
 Net cash provided by financing
  activities                       31,241    12,053     1,884
                                  -------   -------   -------

 Effect of exchange rate changes
  on cash and cash equivalents       (826)   (1,190)    1,312
                                  -------   -------   -------

 Net increase (decrease) in cash
  and cash equivalents              4,128   (44,922)   18,132
 Cash and cash equivalents at
  beginning of year                11,318    56,240    38,108
                                  -------   -------   -------
 Cash and cash equivalents at
  end of year                    $ 15,446  $ 11,318  $ 56,240
                                  =======   =======   =======

 See Notes to Consolidated Financial Statements which are an integral part of these statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                         (In thousands)

                        Additional          Currency  Unrealized
              Common Stock  Paid-in  Retained Translation Holdings Treasury Stock
           Shares Par Value Capital  Earnings Adjustment   Gains  Shares    Cost      Total
           ------ --------- -------  -------- ----------- ------- ------   -------   ------
Balance
 as of
 January
 1, 1994   25,084  $2,508   $131,446 $255,024   $14,027     $--   (2,500) $60,000) $343,005
Net income   --      --         --     33,346      --        --     --       --      33,346
Dividends
 declared    --      --         --    (2,260)      --        --     --       --      (2,260)
Employee
 benefit
 trans-
 actions       26       3        688    --         --        --     --       --         691
Currency
 translation
 adjustment  --      --         --      --        6,195      --     --       --       6,195
Unrealized
 holding gains,
 net         --      --         --      --         --        121    --       --         121
           ------  ------    -------  -------   -------    ------  -----   ------   -------

Balance as
 of December
 31, 1994  25,110   2,511    132,134  286,110    20,222      121  (2,500) (60,000)  381,098
Net income   --      --         --     39,529      --        --     --       --      39,529
Dividends
 declared    --      --         --     (2,264)     --        --     --       --      (2,264)
Employee
 benefit
 trans-
 actions       43       4      1,087     --       --        --       --      --       1,091
Currency
 translation
 adjustment  --      --         --       --      (3,291)     --     --       --      (3,291)
Unrealized
 holding
 losses,
 net         --      --         --       --        --       (10)    --       --         (10)
           ------  ------    -------  -------   -------    ------  -----   ------   -------

Balance
 as of
 December
 31, 1995  25,153   2,515    133,221  323,375    16,931     111   (2,500) (60,000)  416,153
Net
 income      --      --         --     43,097      --       --      --       --      43,097
Dividends
 declared    --      --         --     (2,262)     --       --      --       --      (2,262)
Employee
 benefit
 trans-
 actions      107      11      2,455     --        --       --      --       --       2,466
Currency
 translation
 adjustment  --      --         --       --      (5,371)    --      --       --      (5,371)
Purchase of
common stock --      --         --       --        --       --      (160)  (5,885)   (5,885)
Unrealized
 holding gains,
 net        --       --         --       --        --        52     --       --          52
           ------  ------    -------  -------   -------    ------  -----   ------   -------

Balance
 as of
 December
 31, 1996 25,260   $2,526    $135,676 $364,210 $11,560     $163  (2,660) $(65,885) $448,250
          ======    =====     =======  =======  ======       ===  =====    ======   =======


See Notes to Consolidated Financial Statements which are an integral part of these statements.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation
    The accompanying consolidated financial statements include the accounts of Minerals Technologies Inc. (the "Company") and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    Use of Estimates
    The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

    Business
    The Company is a resource - and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company's products are used in manufacturing processes of the paper and steel industries, as well as by the building materials, polymers, ceramics, paints and coatings, glass and other manufacturing industries.

    Cash Equivalents
    The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $6.0 million and $6.5 million at December 31, 1996 and 1995, respectively.

    Inventories
    Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

    Property, Plant and Equipment
    Property, plant and equipment are recorded at cost. Significant improvements are capitalized. In general, the straight line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 4%-5% for buildings, 8%-12% for machinery and equipment and 8%-12% for furniture and fixtures.

    Depletion of the mineral and quarry properties is provided on a unit-of-extraction basis as the related materials are mined for financial reporting purposes and on a percentage depletion basis for tax purposes.

    Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

    Long -Lived Assets
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell. The adoption of this statement had no material effect on the financial statements of the Company.

    Foreign Currency
    The assets and liabilities of most of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates at the respective balance sheet date. Income statement items are generally translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the currency translation adjustment account in shareholders' equity. Other foreign currency gains and losses are included in net income.

    International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

    Income Taxes
    Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income
 Taxes" ("SFAS 109").   Under SFAS 109, deferred tax assets and
 liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings which, for the most part, are expected to be reinvested overseas.

    Stock Based Compensation
    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 establishes an alternative method of accounting for stock-based compensation awarded to employees which provides for the recognition of compensation cost to be measured based on the fair value of the equity instrument awarded. The Company, however, has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed below under "Capital Stock -- Stock and Incentive Plan" the pro forma effect of the fair value method on net income and earnings per share.

    Postretirement Benefits
    The Company accrues the cost of postretirement benefits during the employee's active working career as required by Statement of Financial Accounting Standards No. 106,
 "Employers' Accounting for Postretirement Benefits other than
 Pensions" ("SFAS 106").

    Earnings Per Common Share
    Earnings per common share are based upon the weighted average number of common shares outstanding during the period.
 The incremental impact of common stock equivalents was not material and, accordingly, were not considered in the calculation of earnings per common share.

    Income Taxes

    Income before provision for taxes on income, by domestic and foreign source is as follows:

 Thousands of Dollars               1996      1995      1994
                                  -------   -------   -------
 Domestic                        $ 47,410  $ 42,799  $ 39,745
 Foreign                           15,214    15,205     9,525
                                  -------   -------   -------
 Total income before provision
  for taxes on income            $ 62,624  $ 58,004  $ 49,270
                                  =======   =======   =======

 The provision for taxes on income consists of the following:

 Thousands of Dollars               1996      1995      1994
                                  -------   -------   -------
 Domestic
 Taxes currently payable
   Federal                       $  7,845  $  6,455  $  5,658
   State and local                  3,593     2,044     1,987
 Deferred income taxes              3,291     5,746     3,985
                                  -------   -------   -------
 Domestic tax provision            14,729    14,245    11,630
                                  -------   -------   -------
 Foreign
 Taxes currently payable            4,689     4,426     5,105
 Deferred income taxes                 70       179      (555)
                                  -------   -------   -------
 Foreign tax provision              4,759     4,605     4,550

                                  -------   -------   -------
 Total tax provision             $ 19,488  $ 18,850  $ 16,180
                                  =======   =======   =======

    The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

    The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

 Percentages                        1996      1995      1994
                                  -------   -------   -------
 U.S. statutory tax rate            35.0%     35.0%     35.0%
 Depletion                          (5.5)     (4.7)     (6.1)
 Difference between tax provided
  on foreign earnings and the U.S.
  statutory rate                    (0.9)     (1.2)      2.4
 State and local taxes               3.9       3.5       4.2
 Tax credits                        (2.4)    ( 0.3)     (2.0)
 Other                               1.0       0.2      (0.7)
                                  -------   -------   -------
 Consolidated effective tax rate    31.1%     32.5%     32.8%
                                  =======   =======   =======

    The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


 Thousands of Dollars                         1996      1995
                                            -------   -------
 Deferred tax assets:
 Pension and postretirement
 benefits cost reported for
 financial statement purposes
 in excess of amounts deductible
 for tax purposes                          $  8,775  $  9,191
 State and local taxes                        2,650     2,708
 Tax credits                                    --        912
 Accrued expenses                             2,684     2,414
 Alternative minimum tax                      8,324    10,043
 Other                                        1,818     2,067
                                            -------   -------
 Total deferred tax assets                   24,251    27,335
                                            -------   -------

 Deferred tax liabilities:
 Plant and equipment, principally due
  to differences in depreciation             61,353    63,669
 Other                                        2,136       730
                                            -------   -------
 Total deferred tax liabilities              63,489    64,399
                                            -------   -------
 Net deferred tax liability                $ 39,238  $ 37,064
                                            =======   =======


    A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

    Net cash paid for income taxes was $15.4 million, $11.0 million and $13.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    Foreign Operations

    The Company has not provided for U.S. federal and foreign withholding taxes on $53.9 million of foreign subsidiaries' undistributed earnings as of December 31, 1996 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits which have substantially offset related U.S. income taxes. On repatriation certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1.8 million.

    Net foreign currency exchange gains (losses), included in other income (deductions) in the Consolidated Statement of Income, were $296,000, $1,620,000 and $(145,000) for the years end December 31, 1996, 1995 and 1994, respectively.

    Changes in the currency translation adjustment included in the shareholders' equity section of the Consolidated Balance
 Sheet are as follows:

 Thousands of Dollars                         1996      1995
                                            -------   -------
 Currency translation adjustment,
  January 1                                $ 16,931  $ 20,222
 Translation adjustments and hedges          (5,371)   (3,291)
                                            -------   -------
 Currency translation adjustment,
  December 31                              $ 11,560  $ 16,931
                                            =======   =======

 Inventories

    The following is a summary of inventories by major category:

 Thousands of Dollars                         1996      1995
                                            -------   -------
 Raw materials                             $ 23,585  $ 17,919
 Work in process                              8,513     9,757
 Finished goods                              20,670    20,575
 Packaging and supplies                      17,670    16,386
                                            -------   -------
 Total inventories                         $ 70,438  $ 64,637

 Property, Plant and Equipment

    The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

 Thousands of Dollars                         1996      1995
                                            -------   -------
 Land                                      $ 22,503  $ 20,211
 Quarries/mining properties                  23,143    21,480
 Buildings                                  107,578    90,742
 Machinery and equipment                    569,066   476,572
 Construction in progress                    43,429    78,375
 Furniture and fixtures and other            47,163    44,094
                                            -------   -------
                                            812,882   731,474
                                            -------   -------
 Less: Accumulated depreciation
  and depletion                             311,815   275,665
                                            -------   -------
                                           $501,067  $455,809

 Financial Instruments and Concentrations of Credit Risk

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

 Cash and cash equivalents, accounts receivable and payable, and accrued liabilities:

    The carrying amounts approximate fair value because of the short maturity of those instruments.


 Available-for-sale securities:
    The available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain
 Investments in Debt and Equity Securities." The fair values are based on quoted market prices and are as follows:

 Thousands of Dollars
               1996                1995              1994
         -----------------  -----------------  ----------------
                  Gross              Gross              Gross
         Market Unrealized  Market Unrealized  Market Unrealized
          Value  Holding     Value   Holding    Value   Holding
                  Gains               Gains              Gains
         ------ ----------  ------ ----------  ------ ----------
 Common
  Stock   $558     $340      $427     $231       $449   $245

    The unrealized holding gains, net of taxes, were $163,000, $111,000 and $121,000, respectively, at December 31, 1996, 1995 and 1994 are included as a separate component of stockholders' equity.

 Short-term debt and other liabilities:
    The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturity of those instruments.

 Long-term debt:
    The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt which approximates the carrying amount.

 Forward-exchange contracts:
    The fair value of forward-exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers.

    The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. It does not engage in speculation. The effect of this practice is to delay on a rolling basis the impact of foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 1996 and 1995, the Company had open forward exchange contracts to sell $1.1 million and $5.6 million, respectively, of foreign currencies. The difference between these contract values and the fair value of these instruments was not significant at December 31, 1996 and 1995.

 Credit risk:
    Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company regularly monitors the credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss.

    The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.


 Long-Term Debt and Commitments

    The following is a summary of long-term debt:

 Thousands of Dollars                         1996      1995
                                            -------   -------
 7.70% Industrial Development Revenue
  Bond Series 1990 Due 2009 (secured)      $  7,300  $  7,300
 7.75% Economic Development Revenue
  Bonds Series 1990 Due 2010 (secured)        4,600     4,600
 Variable/Fixed Rate Industrial Development
  Revenue Bonds Due 2009                      4,000     4,000
 6.04% Guarantied Senior Notes Due
  June 11, 2000                              52,000    65,000
 7.49% Guaranteed Senior Notes Due
  July 24, 2006                              50,000       --
 Other borrowings                               --         27
                                            -------   -------
                                            117,900    80,927
 Less: Current maturities                    13,000    13,000
                                            -------   -------
 Long-term debt                            $104,900  $ 67,927
                                            =======   =======

    The 7.70% Industrial Development Revenue Bond Due 2009 is a tax exempt, 19-year instrument issued to finance a PCC plant in Mobile, Alabama. The bond is dated August 1, 1990 with a mandatory put by the purchaser on August 1, 2002 and an optional put by the purchaser following a downgrade in the rating of the bond below "A". The bond is subject to redemption in whole or in part by the Development Board on or after August 1, 1997 at varying prices. Pfizer Inc ("Pfizer") is a guarantor on this bond.

    The 7.75% Economic Development Revenue Bonds Due 2010 are tax exempt, 20-year instruments issued to finance a PCC plant in Eastover, South Carolina. The bonds are dated September 1, 1990 with a mandatory put on September 1, 2000 and an optional put by the purchaser following a downgrade in the rating of the bonds below "A". Pfizer is a guarantor on these bonds.

    The Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009 are tax exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The average interest rates on these borrowings were 3.64% and 4.20% for the years ended December 31, 1996 and 1995, respectively.

    On June 28, 1993, through a private placement, the Company issued $65 million of 6.04% Guarantied Senior Notes (the
 "Notes") due June 11, 2000. The proceeds from the sale of the Notes were used to refinance the $60 million bridge loan facility with Chemical Bank originally incurred to finance the purchase of 2.5 million shares of treasury stock, and for other corporate purposes. Interest on the Notes is payable semi-annually. Required principal payments, in equal installments of $13 million per annum, commenced in 1996.

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

    On December 31, 1996 the Company was contingently liable for guarantees of third party indebtness in the amount of $1.6 million.

    The Company had available approximately $120 million in uncommitted, short-term bank credit lines of which $12.0 million and $13.5 million were in use at December 31, 1996 and 1995, respectively. The interest rates on these borrowings were approximately 6.93% and 6.20%, respectively, at December 31, 1996 and 1995.

    During 1996, 1995 and 1994, respectively, the Company incurred interest costs of $8,417,000, $5,308,000, and $5,317,000, including $2,518,000, $1,841,000, and $528,000 which were capitalized. Interest paid approximated the incurred interest costs.

    Benefit Plans

    Pension Plans
    The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

    The components of net periodic pension cost are as follows:

 Millions of Dollars                1996      1995      1994
                                  -------   -------   -------
 Service cost -- benefits earned
  during the period               $ 4.6      $ 3.8     $ 3.9
 Interest cost on projected
  benefit obligations               5.0        4.3       3.9
 Actual return on plan assets      (7.7)      (9.9)     (0.3)
 Net amortization and deferral      3.5        6.8      (2.7)
                                  -------   -------   -------
 Net periodic pension cost        $ 5.4      $ 5.0     $ 4.8
                                  =======   =======   =======

    The long-term rate of return on plan assets used in the determination of net periodic pension cost was 9% for 1996, 10% for 1995 and 9% for 1994 .

    Actuarial assumptions used in the measurement of the projected benefit obligations for U.S. plans were:

                                    1996      1995      1994
                                  -------   -------   -------
 Discount rate                     7.75%     7.25%     8.50%
 Rate of increase in
  salary levels                    4.75%     4.50%     5.50%


 The funded status of the Company's pension plans at December
 31, 1996 and 1995 is as follows:

 Millions of Dollars
                      1996       1996        1995       1995
                   Overfunded Underfunded Overfunded Underfunded
                     Plans      Plans       Plans       Plans
                   ---------- ----------- ---------- -----------

 Actuarial present value of accumulated benefit obligations:
    Vested          $(43.6)     $( 8.7)    $( 3.3)    $(45.9)
    Non-vested       ( 8.2)      ( 1.7)     ( 0.1)     ( 9.4)
                     ------     -------     ------     ------
      Total          (51.8)      (10.4)     ( 3.4)     (55.3)
 Effect of future
  salary increases   ( 6.1)      ( 2.6)     ( 1.1)     ( 9.9)
                     ------     -------     ------     ------
 Projected benefit
  obligations        (57.9)      (13.0)     ( 4.5)     (65.2)
 Plan assets at
  fair value          65.4         4.4        6.4       45.9
                     ------     -------     ------     ------
 Plan assets in excess
  of/(less than)
  projected benefit
  obligations          7.5       ( 8.6)       1.9      (19.3)
 Unrecognized under-
  funding at date
  of adoption          3.8         0.4      ( 0.3)       5.4
 Unrecognized net
  (gains)/losses     ( 5.6)        1.0      ( 0.3)       2.1
 Unrecognized prior
  service costs        2.1         1.1        0.1        2.5
 Additional minimum
  liability            --        ( 0.8)       --       ( 1.5)
                     ------     -------     ------     ------
 Net pension asset/
  (liability) included
  in Consolidated
  Balance Sheet     $  7.8      $( 6.9)    $  1.4     $(10.8)
                     ======     =======     ======     ======

    Benefits under defined benefit plans are generally based on years of service and the employee's career earnings. Employees become fully vested after five years.

    The Company's funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that is intended to remain at a level percentage of compensation for covered employees. The funding policy for the international plans conforms to local governmental and tax requirements. The plans' assets are invested primarily in stocks and bonds.

    Savings and Investment Plans
    The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company contributions amounted to $3.0 million, $3.0 million and $2.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

    Postretirement Benefits
    The Company provides postretirement health care and life insurance benefits for substantially all of its U.S. retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company does not pre-fund these benefits and has the right to modify or terminate the plan in the future.

    The components of the net periodic postretirement benefit cost are as follows:

 Millions of Dollars                1996      1995      1994
                                  -------   -------   -------
 Service cost-benefits earned
  during the year                 $  0.8    $  0.7     $ 0.7
 Interest cost on accumulated
  postretirement benefit
  obligations                        0.8      0 .7       0.7
 Amortization of prior
  service cost                     ( 1.7)    ( 1.7)    ( 1.7)
                                  -------   -------   -------
 Net periodic postretirement
  benefits cost                   $( 0.1)   $( 0.3)    $( 0.3)
                                  =======   =======   =======

     The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, are as follows:

 Millions of Dollars                          1996      1995
                                             -------   -------
 Accumulated postretirement
  benefit obligation:
   Retirees                                 $( 1.22)  $( 1.24)
   Fully eligible active plan
    participants                             ( 4.44)   ( 3.55)
   Other active plan participants            ( 6.51)   ( 6.90)
 Total                                       (12.17)   (11.69)
 Unrecognized prior service cost             ( 8.89)   (10.60)
 Unrecognized net loss                         1.01      2.06
 Accrued postretirement benefit liability   $(20.05)  $(20.23)

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% at December 31, 1996 and 1995, respectively.
 Compensation levels are assumed to increase at a rate of 4.75% and 4.5%, respectively, at December 31, 1996 and 1995.

    For measurement purposes, a health care cost trend rate of approximately 11.2% for pre-age-65 benefits and 8.9% for post-age-65 benefits was used. This trend rate will decrease to 5.3% in the year 2005 and thereafter.

    A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December
 31, 1996 by approximately $100,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $6,000.


    Lease Commitments

    Rent expense for the years ended December 31, 1996, 1995 and 1994, amounted to approximately $4.2 million, $4.3 million and $3.3 million, respectively. Total future minimum rental commitments under all noncancellable leases for the years 1997 through 2001 and thereafter are approximately $2.3 million, $2.1 million, $2.0 million, $1.8 million, $1.8 million and $18.5 million respectively.


    Litigation

    Under the terms of certain agreements entered into in connection with the reorganization prior to the initial public offering of the Company's common stock in October 1992, Pfizer and its wholly owned subsidiary, Quigley Company, Inc. ("Quigley") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

    Pfizer and Quigley also agreed to indemnify the Company against any liability arising from on-site remedial waste site claims and for other claims that may be made in the future with respect to wastes disposed of prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million that may arise or accrue within ten years after the closing of the initial public offering with respect to remediation of on-site conditions existing at the time of the closing of the initial public offering. The Company will be responsible for the first $1 million of such liabilities, 50% of such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million. Further, Pfizer and Quigley agreed to indemnify the Company for non-remedial environmental claims resulting from activities or conditions occurring or existing prior to the closing of the initial public offering that are in excess of $10,000 and that were received within two years after the closing of the initial public offering, exclusive of compliance costs and consequential damages.


    The transfer by Quigley of certain real property in New Jersey to the Company pursuant to the reorganization, including the former Quigley facility in Old Bridge, triggered certain obligations under the New Jersey Environmental Cleanup Responsibility Act ("ECRA"). Quigley retained liability for compliance with ECRA including the assessment and, if necessary, remediation of the Old Bridge property. Quigley's obligations under ECRA are embodied in an Administrative Consent Order with the New Jersey Department of Environmental Protection and Energy ("NJDEPE") that requires Quigley to perform any necessary remediation and to provide financial assurance of its ability to cover the costs of remediation as estimated by NJDEPE with no obligation to the Company.

    The Company is a defendant in a lawsuit captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc. pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible, believes the claims to be without merit, and intends to contest them vigorously.


 CAPITAL STOCK

    The Company's authorized capital stock consists of 100 million shares of common stock, par value $.10 per share, of which 22,599,859 shares and 22,653,015 shares were outstanding at December 31, 1996 and 1995, respectively, and one million shares of preferred stock, none of which were issued and outstanding.

    Cash Dividends
    Cash dividends of $2.3 million or $.10 per common share were paid during 1996. In January 1997, a cash dividend of approximately $565,000 or $.025 per share, was declared, payable in the first quarter of 1997.

    Preferred Stock Purchase Rights
    Under the Company's Preferred Stock Purchase Rights Plan, each share of the Company's common stock carries with it one preferred stock purchase right. Subject to the terms and conditions set forth in the plan, the rights will become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which would result in the acquisition of 30% or more thereof. If the rights become exercisable, separate certificates evidencing the rights will be distributed, and each right will entitle the holder to purchase from the Company a new series of preferred stock, designated as Series A Junior Preferred Stock, at a predefined price. The rights also entitle the holder to purchase shares in a change-of-control situation. The preferred stock, in addition to a preferred dividend and liquidation right, will entitle the holder to vote on a pro rata basis with the Company's common stock.

    The rights are redeemable by the Company at a fixed price until 10 days, or longer as determined by the Board, after certain defined events or at any time prior to the expiration of the rights on October 26, 2002 if such events do not occur.

    Stock and Incentive Plan
    The Company has adopted a Stock and Incentive Plan (the "Plan") which provides for grants of incentive and nonqualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

    In 1995, the Shareholders approved an amendment to the Plan to increase the number of shares of common stock available under the Plan by an additional one million.

    The following table summarizes stock option activity for the
 Plan:
                                          Under Option
                                    ------------------------
                           Shares             Weighted Average
                         Available             Exercise Price
                         for Grant  Shares      Per Share ($)
                         --------- ---------  ----------------

 Balance January 1, 1994  879,142  1,120,858        22.625
 Granted                 ( 55,500)    55,500        25.5625
 Exercised                   --       (6,458)       22.625
 Canceled                  57,486    (57,486)       22.625
 Balance December
  31, 1994                881,128  1,112,414        22.77
                        ---------- ---------     ------------
 Authorized             1,000,000      --             --
 Granted                   (8,000)     8,000        29.75
 Exercised                    --     (34,960)       22.625
 Canceled                  17,805    (17,805)       22.625
                        ---------- ---------     ------------
 Balance December
  31, 1995              1,890,933  1,067,649        22.83
 Granted                 (804,111)   804,111        30.625
 Exercised                    --    (108,911)       22.90
 Canceled                  15,069    (15,069)       30.06
                        ---------- ---------     ------------
 Balance December
  31, 1996              1,101,891  1,747,780        26.36
                        ========= ==========     ============

    In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." The weighted-average fair value per option at the date of the grant for options granted during 1996 was $9.64. The fair value was estimated using the Black-Scholes option pricing model, modified for dividends, and the following weighted-average assumptions:

                              1996
                             ------
 Expected life (years)         5
 Interest rate                6.20%
 Volatility                  21.53%
 Expected dividend yield      0.33%

    Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1996 were as follows:

 (Millions of dollars, except per share amounts)      1996
 ----------------------------------------------       ----
 Net income                         As reported      $43.1
                                    Pro forma        $41.6

 Earnings per share                 As reported      $1.91
                                    Pro forma        $1.84

    The amounts disclosed may not be representative of the effects on reported net income for future years. The effect on reported net income for 1995 was not material, and, accordingly, was not disclosed.

    The following table summarizes information concerning Plan options outstanding at December 31, 1996:

           Options Outstanding              Options Exercisable
 ------------------------------------------ --------------------
                      Weighted
                      Average      Weighted             Weighted
 Range of Number      Remaining    Average  Number      Average
 Exercise outstanding Contractual  Exercise Exercisable Exercise
 Prices   at 12/31/96 Term (Years) Price    at 12/31/96  Price
 -------- ----------- ------------ -------- ----------- --------

 $22.625-
 $29.75     954,377       6.2       $22.83     933,211   $22.83

 $30.625    793,403       9.1       $30.625       --      $ --


  Geographic Data

    The Company operates in one segment, i.e. specialty minerals. This segment includes the sale of mineral-based products and services to the paper, iron and steel, construction, paint and automotive industries.

    The Company's consolidated operations outside the United
 States are organized into geographic regions. All intercompany transactions have been eliminated.

  Identifiable assets are those assets applicable to the respective geographic locations.


(Thousands of Dollars)
                                 Canada/
          United                  Latin           Elimin-  Conso-
          States  Europe  Asia   America  Africa  ations   lidated
          ------  ------  ----   -------  ------  -------  -------

1996

Net
 sales  $383,033 $69,540 $44,059 $52,282 $ 7,074 $  --    $555,988
Inter-
 company
 sales    20,307     735     --      --      --  $(21,042)     --
          ------  ------  ------ -------   ------  ------- -------
Total   $403,340 $70,275 $44,059 $52,282 $ 7,074 $(21,042)$555,988
Income
 from
 opera-
 tions  $ 44,463 $ 5,767 $ 4,416 $11,466 $ 1,306 $  --     $67,418
Identi-
 fiable
 assets $480,550 $99,064 $70,055 $59,432 $ 4,760 $  --    $713,861


1995

Net
 sales  $360,171 $61,494 $54,102 $37,873 $10,811 $  --    $524,451
Inter-
 company
 sales    15,585    --      --      --      --   $(15,585)    --
          ------  ------  ------  ------  ------  -------  -------
Total   $375,756 $61,494 $54,102 $37,873 $10,811 $(15,585)$524,451
Income
 from
 opera-
 tions  $39,080  $3,746  $1,692  $11,687 $ 2,469 $  --     $58,674
Identi-
 fiable
 assets $432,090 $91,635 $72,971 $45,009 $ 7,439 $  --    $649,144

1994


Net
 sales  $332,890 $53,971 $45,733 $32,924 $ 7,119 $  --    $472,637
Inter-
 company
 sales    11,702    --      --      --      --    (11,702)    --
         -------  ------  -----   ------  ------  -------  -------
Total   $344,592 $53,971 $45,733 $32,924 $ 7,119 $(11,702)$472,637
Income
 from
 opera-
 tions  $ 37,729 $ 1,240 $ 3,996 $ 7,987 $1,638  $  --     $52,590
Identi-
 fiable
 assets $424,144 $59,401 $67,566 $31,934 $5,079  $  --    $588,124
         =======  ======  ======  ======  =====   ======   =======


 Management's Responsibility for Financial Statements and System of Internal Control


    The consolidated financial statements and all related financial information herein are the responsibility of the Company's management. The financial statements, which include amounts based on judgments, have been prepared in accordance with generally accepted accounting principles. Other financial information in the annual report is consistent with that in the financial statements.

    The Company maintains a system of internal control over financial reporting which it believes provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded, and that accountability for assets is maintained. Even an effective internal control system, no matter how well designed, has inherent limitations and, therefore, can provide only reasonable assurance with respect to financial statement preparation. The system of internal control is characterized by a control-oriented environment within the Company which includes written policies and procedures, careful selection and training of personnel, and audits by a professional staff of internal auditors.

    The Company's independent accountants have audited and reported on the Company's consolidated financial statements.
 Their audits were performed in accordance with generally accepted auditing standards.

    The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically with our independent auditors, internal auditors and management to review accounting, auditing, internal control and financial reporting matters. Recommendations made by the independent auditors and the Company's internal auditors are considered and appropriate action is taken with respect to these recommendations. Both our independent auditors and internal auditors have free access to the Audit Committee.



 Jean-Paul Valles
 Chairman of the Board and Chief Executive Officer

 John R. Stack
 Vice President, Finance and Chief Financial Officer

 Mario J. DiNapoli
 Controller and Chief Accounting Officer

 February 4, 1997



 Independent Auditor's Report


 The Board of Directors and Shareholders
 Minerals Technologies Inc.:

    We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



 KPMG PEAT MARWICK LLP

 New York, New York
 February 4, 1997


Quarterly Financial Data (unaudited)

 Thousands of Dollars, Except Per Share Amounts

 1996 Quarters                First    Second   Third    Fourth
                            -------- -------- -------- --------
 Net sales                  $128,109 $140,466 $144,121 $143,292
 Gross profit                 35,032   41,109   41,581   41,921
 Net income                    8,547   10,807   11,890   11,853
 Earnings per common share     0.38     0.48     0.53     0.52


 Market Price Range of Common Stock
 High                        37 3/4   39 3/8    40      41 3/8
 Low                         30 1/4   33        34 1/8  36 3/8
 Close                       34 5/8   34 1/4    36 5/8  41


 Dividends paid per common
  share                     $ .025   $ .025    $ .025  $ .025


 Thousands of Dollars, Except Per Share Amounts

 1995 Quarters                First    Second   Third    Fourth
                            -------- -------- -------- --------
 Net sales                  $120,205 $138,617 $135,795 $129,834
 Gross profit                 34,519   38,592   37,912   37,773
 Net income                    9,014    9,886   10,567   10,062
 Earnings per common share     0.40     0.44     0.47     0.44

 Market Price Range of Common Stock
 High                       $32 1/2  $36 1/8  $38 1/4  $43 1/4
 Low                        $27 1/4  $30 3/4  $34 5/8  $34
 Close                      $32 1/4  $36      $37 5/8  $36 1/2

 Dividends paid per
  Common share              $ .025  $ .025    $ .025   $ .025

          MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         (thousands of dollars)

                                Additions
                   Balance at  Charged to               Balance
                   Beginning    Costs and  Deductions   at end of
 Description       of Period    Expenses     (a)(b)      Period
 -----------       ----------  ----------  ----------   ---------
Year ended December 1996
Valuation and
 qualifying
 accounts deducted
 from assets to
 which they apply
Allowance for
 doubtful
 accounts            $3,088      $ 79         $670       $2,497
                      =====       ===          ===        =====

Year ended December 1995
Valuations and
 qualifying
 accounts deducted
 from assets to
 which they apply
Allowance for
 doubtful
 accounts            $2,786      $448        $146        $3,088

Year ended December 1994
Valuations and
 qualifying
 accounts deducted
 from assets to
 which they apply
Allowance for
 doubtful
 accounts            $2,906      $817        $937        $2,786


(a)  Includes impact of tranlation of foreign currencies.
(b)  Uncollectible accounts charged against allowance accounts.

                                S-1