Form 10-Q
period 1997-03-30
MINERALS TECHNOLOGIES INC
filed 1997-05-09
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 30, 1997

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

              YES      X               NO
                   ---------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                  OUTSTANDING AT April 21, 1997
Common Stock, $.10 par value               22,586,918



                   MINERALS TECHNOLOGIES INC.

                      INDEX TO FORM 10-Q



                                                      Page No.
                                                      --------
   PART I.   FINANCIAL INFORMATION

   Item 1.

      Financial Statements:

      Condensed Consolidated Statement of Income for
      the three-month periods ended March 30, 1997
      and March 31, 1996                                  3

      Condensed Consolidated Balance Sheet as of
      March 30, 1997 and December 31, 1996                4

      Condensed Consolidated Statement of Cash Flows
      for the three-month periods ended March 30, 1997
      and March 31, 1996                                  5

      Notes to Condensed Consolidated Financial
      Statements                                          6


      Independent Auditors' Report                        7

   Item 2.

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations       8


   PART II.   OTHER INFORMATION

   Item 1.

      Legal Proceedings                                   9

   Item 6.

      Exhibits and Reports on Form 8-K                    9

   Signature                                             10

   PART I.   FINANCIAL INFORMATION


   ITEM 1.   FINANCIAL STATEMENTS


         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited)


   (in thousands,                         Three Months Ended
   except per share data)               ----------------------
                                        March 30,    March 31,
                                          1997        1996
                                        ---------    ---------

   Net sales                            $137,626     $128,109
   Operating costs and expenses:
     Cost of goods sold                   97,101       93,077
     Marketing, distribution and
      administrative expenses             18,329       17,100
     Research and development expenses     5,045        4,831
                                         -------      -------
   Income from operations                 17,151       13,101
   Non-operating deductions, net           1,469          788
                                         -------      -------
   Income before provision for taxes
    on income and minority interests      15,682       12,313
   Provision for taxes on income           5,017        4,000
   Minority interests                         97         (234)
                                         -------      -------
   Net income                           $ 10,568     $  8,547
                                         =======      =======

   Earnings per common share            $   0.47     $   0.38
                                         =======      =======

   Cash dividends declared per
    common share                        $  0.025     $  0.025
                                         =======      =======

   Weighted average number of common
    shares outstanding                    22,588       22,637
                                         =======      =======


   See accompanying Notes to Condensed Consolidated Financial
   Statements.

      MINERALS  TECHNOLOGIES  INC.  AND  SUBSIDIARY  COMPANIES
              CONDENSED  CONSOLIDATED  BALANCE  SHEET


                            ASSETS

   (thousands of dollars)               March 30,   December 31,
                                          1997*       1996**
                                        ---------   -----------
   Current assets:
     Cash and cash equivalents          $ 15,726     $ 15,446
     Accounts receivable, net            104,988      102,494
     Inventories                          66,262       70,438
     Other current assets                 15,316       13,902
                                         -------      -------
       Total current assets              202,292      202,280
   Property, plant and equipment,
    less accumulated depreciation
    and depletion - March 30, 1997
    -$320,462; Dec. 31, 1996-$311,815    497,459      501,067
   Other assets and deferred charges      11,826       10,514
                                         -------      -------
        Total assets                    $711,577     $713,861
                                         =======      =======


             LIABILITIES  AND  SHAREHOLDERS' EQUITY

   Current liabilities:
     Short-term debt                    $  4,230     $ 12,339
     Current maturities of long-term
      debt                                13,515       13,000
     Accounts payable                     29,131       29,223
     Other current liabilities            34,030       32,178
                                         -------      -------
        Total current liabilities         80,906       86,740

   Long-term debt                        106,445      104,900
   Other noncurrent liabilities           74,371       73,971
                                         -------      -------
        Total liabilities                261,722      265,611
                                         -------      -------

   Shareholders' equity:
     Common stock                          2,529        2,526
     Additional paid-in capital          136,662      135,676
     Retained earnings                   374,214      364,210
     Currency translation adjustment       4,345       11,560
     Unrealized holding gains                151          163
                                         -------      -------
                                         517,901      514,135
     Less common stock held in treasury,
      at cost                             68,046       65,885
                                         -------      -------
        Total shareholders' equity       449,855      448,250
                                         -------      -------

        Total liabilities and
         shareholders' equity           $711,577     $713,861
                                         =======      =======

   *    Unaudited
   **   Condensed from audited financial statements.

   See accompanying Notes to Condensed Consolidated Financial
   Statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)


                                         Three Months Ended
                                        ---------------------
    (thousands of dollars)              March 30,   March 31,
                                          1997        1996
                                        ---------   ---------

   Operating Activities

   Net income                           $ 10,568    $  8,547
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and depletion          12,141      10,702
        Other non-cash items                 782       1,277
        Net changes in operating
         assets and liabilities             (778)    (12,758)
                                         -------     -------
   Net cash provided by operating
    activities                            22,713       7,768
                                         -------     -------

   Investing Activities

   Purchases of property, plant
    and equipment                        (13,642)    (33,851)
   Other investing activities, net           157          31
                                         -------     -------
   Net cash used in investing activities (13,485)    (33,820)


   Financing Activities

   Proceeds from issuance of short-term
     and long-term debt                    2,060      29,785
   Repayment of short-term debt           (8,109)        --
   Purchase of common shares for treasury (2,161)     (1,293)
   Dividends paid                           (564)       (566)
   Other financing activities, net           578         347
                                         -------     -------
   Net cash (used in) provided by
    financing activities                  (8,196)     28,273
                                         -------     -------

   Effect of exchange rate changes on
    cash and cash equivalents               (752)       (679)
                                         -------     -------

   Net increase in cash and cash
    equivalents                              280       1,542
   Cash and cash equivalents at
    beginning of period                   15,446      11,318
                                         -------     -------
   Cash and cash equivalents at
    end of period                       $ 15,726    $ 12,860
                                         =======     =======

   Interest paid                        $  2,531    $    818
                                         =======     =======

   Income taxes paid                    $  1,318    $  1,526
                                         =======     =======


   See accompanying Notes to Condensed Consolidated Financial
   Statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   Note 1 -- Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.



   Note 2 -- Inventories

      The following is a summary of inventories by major category:

                                      March 30,  December 31,
     (thousands of dollars)             1997         1996
                                      --------   ------------

      Raw material                    $ 27,420     $ 23,585
      Work in process                    4,996        8,513
      Finished goods                    16,876       20,670
      Packaging and supplies            16,970       17,670
                                       -------      -------
      Total inventories               $ 66,262     $ 70,438
                                       =======      =======


   Note 3 --  Long-Term Debt and Commitments

      The following is a summary of long-term debt:

                                      March 30,  December 31,
     (thousands of dollars)             1997         1996
                                      --------   ------------

      7.70% Industrial Development
       Revenue Bond Series 1990
       Due 2009 (secured)             $  7,300     $  7,300
      7.75% Economical Development
       Revenue Bonds Series 1990
       Due 2010 (secured)                4,600        4,600
      Variable/Fixed Rate Industrial
       Development Revenue Bonds
       Due 2009                          4,000        4,000
      6.04% Guarantied Senior Notes
       Due June 11, 2000                52,000       52,000
      7.49% Guaranteed Senior Notes
       Due July 24, 2006                50,000       50,000
      Other borrowings                   2,060          --
                                       -------      -------
                                       119,960      117,900
      Less: Current maturities          13,515       13,000
                                       -------      -------
      Long-term debt                  $106,445     $104,900
                                       =======      =======

                INDEPENDENT AUDITORS' REPORT




   The Board of Directors and Shareholders
   Minerals Technologies Inc.:


        We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 30, 1997 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 30, 1997 and March 31, 1996. These financial statements are the responsibility of the company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                    KPMG Peat Marwick LLP

   New York, New York
   April 30, 1997

   ITEM 2.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Income and Expense Items
                                  As a Percentage of Net Sales
                                  ----------------------------
                                       Three Months Ended
                                       ------------------
                                      March 30,    March 31,
                                        1997         1996
                                      --------     --------

   Net sales                            100.0%       100.0%
   Cost of goods sold                    70.5         72.7
   Marketing, distribution
    and administrative expenses          13.3         13.3
   Research and development expenses      3.7          3.8
                                        -----        -----
   Income from operations                12.5         10.2
   Net income                             7.7%         6.7%
                                        =====        =====


   Results of Operations

   Three Months Ended March 30, 1997 as Compared with Three
   Months Ended March 31, 1996

        Net sales in the first quarter of 1997 increased 7.4% to $137.6 million from $128.1 million in the first quarter of 1996. Precipitated Calcium Carbonate (PCC) sales grew 20.7% to $70.6 million from $58.5 million in the first quarter of 1996. This increase was primarily attributable to the commencement of operations at four satellite PCC plants since the first quarter of 1996, significant sales growth from three satellite PCC plants that began operations in the first quarter of 1996 and increased volume at other satellite PCC plants. Net sales of processed mineral products grew 2.5% in the first quarter of 1997 to $20.7 million from $20.2 million in the comparable quarter of 1996. Net sales of refractory products decreased 6.3% to $46.3 million in the first quarter of 1997 from $49.4 million in the first quarter of the prior year. This decrease was primarily due to overall volume declines in lower margin products and unfavorable foreign exchange rates.

        Net sales in the United States were 6.7% higher than in the prior year's first quarter. Foreign sales were 8.9% higher than in the prior year, due primarily to the growth in the satellite PCC product line.

        Income from operations rose 30.9% in the first quarter of 1997 to $17.2 million. This increase was due primarily to higher sales volumes in the PCC product line, improved profitability in the refractory product lines and an overall containment of costs and expenses. The profitability of the processed minerals product line was negatively impacted by significant unfavorable production variances in the talc operations.

        Non-operating deductions increased as a result of higher interest costs associated with additional borrowings.

        Net income increased 23.6% to $10.6 million from $8.5
   million in the prior year. Earnings per share were $0.47 in the first quarter of 1997 as compared to $0.38 in the prior year.

   Liquidity and Capital Resources

        The Company's financial position remained strong in the first quarter of 1997. Cash flows in the first quarter were provided from operations and were applied principally to fund capital expenditures and reduce short-term financing. Cash provided from operating activities amounted to $22.7 million in the first quarter of 1997 as compared to $7.8 million in the prior year.

        The Company has available approximately $120 million in uncommitted, short-term bank credit lines, of which $4.0 million were in use at March 30, 1997. The interest rate on these borrowings was approximately 6%. The Company anticipates that capital expenditures for all of 1997 will be approximately $100 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and at other mineral plants, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


   Recently Issued Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
   (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share
   (EPS). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement is effective for financial statements issued for periods after December 15, 1997 and requires restatement of all prior-period EPS data presented. Adoption of SFAS No. 128 is not expected to have a material impact on previously reported EPS data.



                 PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

        The Company is a defendant in a lawsuit captioned EATON CORPORATION V. PFIZER INC, MINERALS TECHNOLOGIES INC. AND SPECIALTY MINERALS INC. pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The suit was filed on July 31, 1996. The Company has evaluated the claims of this lawsuit to the extent possible, believes the claim to be without merit, and intends to contest them vigorously.

        The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

       11 - Schedule re: Computation of earnings per common share (Part I Data).

       15 - Accountants' Acknowledgment (Part I Data).

       27 - Financial Data Schedule (submitted electroni-cally to the Securities and Exchange Commission, and not filed, pursuant to Rule 402 of Regulation
            S-T).

   b) No reports on Form 8-K were filed during the first quarter of 1997.

                        SIGNATURE

        Pursuant to the requirements of the Securities
   Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Minerals Technologies Inc.

                              By: /s/ John R. Stack
                                  ----------------------
                                  John R. Stack
                                  Vice President-Finance and
                                  Chief Financial Officer

   April 30, 1997