Form 10-Q
period 1997-06-29
MINERALS TECHNOLOGIES INC
filed 1997-08-11
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                            FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 29, 1997

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

             YES      X               NO
                   -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS               OUTSTANDING AT July 21, 1997
  Common Stock, $.10 par value           22,560,427

                    MINERALS TECHNOLOGIES INC.

                       INDEX TO FORM 10-Q

                                                     Page No.
                                                     --------

  PART I.   FINANCIAL INFORMATION

  Item 1.

       Financial Statements:

            Condensed Consolidated Statement of
            Income for the three-month and six-month
            periods ended June 29, 1997 and June 30,1996    3

            Condensed Consolidated Balance Sheet as of
            June 29, 1997 and December 31, 1996             4

            Condensed Consolidated Statement of Cash
            Flows for the six-month periods ended
            June 29, 1997 and June 30, 1996                 5

            Notes to Condensed Consolidated
            Financial Statements                            6

       Independent Auditors' Report                         7

  Item 2.

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                8


  PART II.  OTHER INFORMATION

  Item 1.

       Legal Proceedings                                   10

  Item 2.

       Changes in Securities                               10

  Item 4.

       Submission of Matters to a Vote of
       Security Holders                                    10

  Item 6.

       Exhibits and Reports on Form 8-K                    10

  Signature                                                11

                 PART I.   FINANCIAL INFORMATION


  ITEM 1.     FINANCIAL STATEMENTS


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited)

                            Three Months       Six Months
                               Ended             Ended
                          ----------------  ----------------
                          June 29, June 30,  June 29, June 30,
                             1997    1996       1997     1996
                           -------  -------   -------  -------

  (thousands of dollars,
  except per share data)


  Net sales               $151,765 $140,466  $289,391 $268,575

  Operating costs
  and expenses:
   Cost of goods sold      107,400   99,357   204,501  192,434
   Marketing,
    distribution and
    administrative
    expenses                19,007   19,125    37,336   36,225

   Research and
    development
    expenses                 5,179    4,948    10,224    9,779
                           -------  -------   -------  -------
  Income from operations    20,179   17,036    37,330   30,137
  Non-operating deductions,
   net                       1,619    1,188     3,088    1,976
                           -------  -------   -------  -------
  Income before provision
   for taxes on income
   and minority interests   18,560   15,848    34,242   28,161
  Provision for taxes
   on income                 5,940    4,927    10,957    8,927
  Minority interests           259      114       356    (120)
                           -------  -------   -------  -------
  Net income              $ 12,361 $ 10,807  $ 22,929 $ 19,354
                            =======  =======   ======= =======
  Earnings per
   common share           $    .55 $   0.48  $   1.02 $  0.86
                           =======  =======   =======  =======
  Cash dividends declared
   per common share       $  0.025 $  0.025  $  0.050 $  0.050
                           =======  =======   =======  =======
  Weighted average number
   of common shares
   outstanding              22,563   22,627    22,575   22,632
                           =======  =======   =======  =======


  See accompanying Notes to Condensed Consolidated Financial
  Statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED BALANCE SHEET


                            ASSETS

  (thousands of dollars)                June 29,  December 31,
                                          1997*      1996**
                                        --------  -----------

  Current assets:
    Cash and cash equivalents           $ 19,385   $ 15,446
    Accounts receivable, net             115,140    102,494
    Inventories                           64,239     70,438
    Other current assets                  12,532     13,902
                                         -------    -------
       Total current assets              211,296    202,280
  Property, plant and equipment,
    less accumulated depreciation
    and depletion - June 29, 1997
    -$333,258; Dec. 31, 1996 -
    $311,815                             497,763    501,067
  Other assets and deferred charges       11,768     10,514
                                         -------    -------
       Total assets                     $720,827   $713,861
                                         =======    =======


             LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Short-term debt                     $ 14,304   $ 25,339
    Accounts payable                      31,164     29,223
    Other current liabilities             34,748     32,178
                                         -------    -------
       Total current liabilities          80,216     86,740
  Long-term debt                         102,391    104,900
  Other noncurrent liabilities            77,457     73,971
                                         -------    -------
       Total liabilities                 260,064    265,611
                                         -------    -------
  Shareholders' equity:
    Common stock                           2,531      2,526
    Additional paid-in capital           136,960    135,676
    Retained earnings                    386,009    364,210
    Currency translation adjustment        4,543     11,560
    Unrealized holding gains                 181        163
                                          -------   --------
                                         530,224    514,135
    Less common stock held in treasury,
     at cost                              69,461    65,885
                                         -------   -------

       Total shareholders' equity        460,763   448,250
                                         -------   -------
       Total liabilities and
        shareholders' equity            $720,827  $713,861
                                         =======   =======


  *     Unaudited
  **    Condensed from audited financial statements

  See accompanying Notes to Condensed Consolidated Financial
  Statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)


                                             Six Months Ended
                                           -------------------
      (thousands of dollars)               June 29,    June 30,
                                             1997        1996
                                           --------    --------
  Operating Activities

  Net income                               $ 22,929    $ 19,354
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation, depletion
      and amortization                       25,860      22,248
     Other non-cash items                       824       2,302
     Net changes in operating
      assets and liabilities                 (3,090)    (32,011)
                                            -------     -------
  Net cash provided by operating activities  46,523      11,893
                                            -------     -------

  Investing Activities

  Purchases of property, plant and equipment(30,126)    (57,925)
  Other investing activities, net             3,762         475
                                            -------     -------
  Net cash used in investing activities     (26,364)    (57,450)
                                            -------     -------

  Financing Activities

  Proceeds from issuance of short-term
   and long-term debt                      11,528      61,659
  Repayment of debt                       (25,000)    (13,027)
  Purchase of common shares for treasury   (3,576)     (2,813)
  Dividends paid                           (1,130)     (1,132)
  Other financing activities, net           2,301       1,170
                                           -------     -------
  Net cash (used in) provided by
   financing activities                   (15,877)     45,857
                                          -------     -------
  Effect of exchange rate changes on
   cash and cash equivalents                 (343)       (631)
                                          -------     -------

  Net increase (decrease) in cash and
   cash equivalents                          3,939       (331)
  Cash and cash equivalents at
   beginning of period                      15,446     11,318
                                           -------    -------
  Cash and cash equivalents at
   end of period                          $ 19,385   $ 10,987
                                           =======    =======

  Interest paid                           $  4,240   $  3,556
                                           =======    =======

  Income taxes paid                       $  6,576   $  6,838
                                           =======    =======



  See accompanying Notes to Condensed Consolidated Financial
  Statements.

         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  Note 1 -- Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Note 2 -- Inventories

       The following is a summary of inventories by major
  category:
                                       June 29,  December 31,
      (thousands of dollars)           1997       1996
                                       --------  -----------
       Raw materials                   $ 22,500   $ 23,585
       Work in process                    5,830      8,513
       Finished goods                    19,266     20,670
       Packaging and supplies            16,643     17,670
                                        -------    -------
       Total inventories               $ 64,239   $ 70,438
                                        =======    =======

  Note 3 -- Long-Term Debt

       The following is a summary of long-term debt:

                                       June 29,  December 31,
      (thousands of dollars)             1997       1996
                                       --------  ------------

      7.70% Industrial Development
        Revenue Bond Series 1990
        Due 2009 (secured)             $  7,300   $  7,300
      7.75% Economic Development
        Revenue Bonds Series 1990
        Due 2010 (secured)                4,600      4,600
      Variable/Fixed Rate Industrial
        Development Revenue Bonds
        Due 2009                          4,000      4,000
      Variable/Fixed Rate Industrial
       Development Revenue Bonds
       Due 2012                           9,000         --
      6.04% Guarantied Senior Notes
       Due June 11, 2000                 39,000     52,000
      7.49% Guaranteed Senior Notes
       Due July 24, 2006                 50,000     50,000
      Other borrowings                    1,988         --
                                        -------    -------
                                        115,888    117,900
      Less: Current maturities           13,497     13,000
                                        -------    -------
      Long-term debt                   $102,391   $104,900
                                        =======    =======

  The Variable/Fixed Rate Industrial Development Revenue Bonds due 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate
  option and monthly under the variable rate option.   The
  Company has selected the variable rate option on these borrowings and the average interest rate was approximately 4%.

                  INDEPENDENT AUDITORS' REPORT



  The Board of Directors and Shareholders
  Minerals Technologies Inc.:


       We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 29, 1997 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 29, 1997 and June 30, 1996 and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

  New York, New York
  August 8, 1997

  ITEM 2.

  Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 Income and Expense Items
                               As a Percentage of Net Sales
                           ---------------------------------
                             Three Months        Six Months
                                 Ended             Ended
                           ----------------  ----------------
                           June 29, June 30, June 29, June 30,
                           1997     1996      1997     1996
                         -------- --------  -------- --------
  Net sales                100.0%   100.0%    100.0%   100.0%
  Cost of goods sold        70.8     70.8      70.7     71.7
  Marketing, distribution
   and administrative
   expenses                 12.5     13.6      12.9     13.5
  Research and development
   expenses                  3.4      3.5       3.5      3.6
                           -----    -----     -----    -----
  Income from operations    13.3     12.1      12.9     11.2
  Net income                 8.1%     7.7%      7.9%     7.2%
                           =====    =====     =====    =====

  Results of Operations

  THREE MONTHS ENDED JUNE 29, 1997 AS COMPARED WITH THREE
  MONTHS ENDED JUNE 30, 1996

       Net sales in the second quarter of 1997 increased 8.0% to $151.8 million from $140.5 million in the second quarter of 1996. Higher volumes in the precipitated calcium carbonate (PCC) and processed mineral product lines were primarily responsible for the sales increase. The stronger U.S. dollar had an unfavorable impact of approximately $2.2 million on sales growth. Excluding the effect of foreign exchange, sales growth was approximately 10%.

       PCC sales grew 13.2% to $73.4 million from $64.9 million in the second quarter of 1996. This increase was primarily attributable to the startup of four new satellite PCC plants since June 1996, to the significant ramp up of four satellite PCC plants that commenced operations in early 1996 and to a general improvement in the paper industry.

       The Company has signed contracts for three new PCC satellite plants since the end of the first quarter. These satellite PCC plants will be located in South Africa, France and Germany. The satellite plant in South Africa, which will be operated through a joint venture, will be equivalent to two satellite units and is scheduled to begin operations in the fourth quarter of 1997. A satellite "unit" produces between 25,000 and 35,000 tons of PCC annually. The satellite plant in France will be equivalent to one satellite unit and is expected to commence operations in the first quarter of 1998. The satellite plant in Germany will be equivalent to two satellite units and is also scheduled to begin operations in the first quarter of 1998. In addition, our satellite plant in Indonesia began operations early in the third quarter of 1997. The Company now operates 47 satellite PCC plants in 12 countries and has four satellite plants under construction.

       Net sales of processed mineral products grew 7.9% in the second quarter of 1997 to $29.2 million, from $27.0 million in the comparable quarter of 1996.

       Net sales of refractory products increased 1.3% to $49.2 million from $48.6 million in the second quarter of 1996.

       In 1997, the Company recorded a $1.6 million provision for loss as guarantor of indebtedness of a company which was the subject of an involuntary bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. In addition, the Company recognized a gain of approximately $1.4 million related to the sale of property in Japan. Such non-recurring items are included in marketing, distribution and administrative expenses.

       Income from operations rose 18.4% in the second quarter of 1997 to $20.2 million. This increase was due primarily to solid growth in the PCC product line; improved profitability in refractory products, due primarily to the successful execution of the Company's strategy of introducing high value innovative products; and to increased growth in the processed minerals product line.

       Non-operating deductions increased due to higher net interest expense as a result of a reduction in capitalized interest costs associated with the construction of major capital projects. This reduction in capitalized interest was due to lower levels of capital spending in the second quarter of 1997.

       Net income grew 14.4% to $12.4 million from $10.8 million in the prior year. Earnings per common share were $0.55 in the second quarter of 1997 compared to $0.48 in the prior year.

  SIX MONTHS ENDED JUNE 29, 1997 AS COMPARED WITH SIX MONTHS
  ENDED JUNE 30, 1996

       Net sales in the first half of 1997 increased 7.8% to $289.4 million from $268.6 million in 1996. PCC sales increased 16.7% to $144.0 million from $123.4 million in the first half of 1996. Sales increases were primarily attributable to the start-up of four new satellite PCC plants since the second quarter of 1996, significant volume increases from four satellite PCC plants that commenced operations in early 1996 and to volume increases from other satellite PCC plants due to a general improvement in the paper industry. Net sales of processed mineral products rose 5.7% to $49.9 million in the first half of 1997. Refractory product sales decreased 2.5% to $95.5 million in the first half of 1997. This decrease was primarily due to overall volume declines in lower margin products and to unfavorable exchange rates.

       Net sales in the United States increased 7% in the first half of 1997 primarily due to the growth in the PCC product line. Net foreign sales increased approximately 8% in the first half of 1997 as a result of the continued international expansion of the PCC product line.

       Income from operations rose 23.9% to $37.3 million in the first half of 1997 from $30.1 million in the previous year.

       Non-operating deductions increased due to higher net interest expense as a result of a reduction in capitalized interest costs associated with the construction of major capital projects. This reduction in capitalized interest was due to lower levels of capital spending in the first half of 1997.

       Net income increased 18.5% to $22.9 million from $19.4
  million in 1996. Earnings per common share were $1.02 compared to $0.86 in the prior year.


  LIQUIDITY AND CAPITAL RESOURCES


       The Company's financial position remained strong in the
  first half of 1997.   Cash flows in the first half of 1997
  were provided from operations and were applied principally to fund $30.1 million of capital expenditures and to remit the required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $46.5 million in the first half of 1997 as compared to $11.9 million in the prior year. This increase was primarily due to an improvement in working capital.

       The Variable/Fixed Rate Industrial Development Revenue Bonds due 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.

       The Company has available approximately $120 million in uncommitted, short-term bank credit lines, none of which
  were outstanding at  June 29, 1997.   The Company
  anticipates that capital expenditures for all of 1997 will be approximately $80 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

                 PART II.  OTHER INFORMATION



  ITEM 1.  LEGAL PROCEEDINGS

           As previously disclosed, the Company and its subsidiary Specialty Minerals Inc. are defendants in a lawsuit, captioned EATON CORPORATION V. PFIZER INC, MINERALS TECHNOLOGIES INC. AND SPECIALTY MINERALS INC., which was filed on July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton seeks reimbursement. While all litigation contains an element of uncertainty, the Company and Specialty Minerals Inc. believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to vigorously defend all such claims, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

           The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


  ITEM 2.  CHANGES IN SECURITIES

           On January 30, 1997, in a transaction not involving a public offering and therefore exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the Company issued 10,520 shares of Common Stock to Walter Nazarewicz, retired President of Specialty Minerals Inc., in exchange for consulting services to Specialty Minerals Inc. during 1994 and 1995.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its annual meeting on May 22, 1997. At the meeting, (1) Paul M. Meister was elected a director of the Company, by a plurality of 19,592,301 votes, with 183,291 votes being withheld; (2) Michael F. Pasquale was elected a director of the Company, by a plurality of 19,609,372 votes, with 166,220 votes being withheld; and (3) the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year 1997 was approved by a vote of 19,773,241 for and 9,748 against, with 32,603 abstentions.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits:

              10.19 - Company Savings and Investment Plan, as
                      amended April 24, 1997.
              11    - Schedule re: Computation of earnings per
                      common share (Part I Data).
              15    - Accountants' Acknowledgment (Part I
                      Data).
              27    - Financial Data Schedule (submitted
                      electronically to the Securities
                      and Exchange Commission, and not filed,
                      pursuant to Rule 402 of
                      Regulation S-T).


           b) No reports on Form 8-K were filed during the second quarter of 1997.

                         SIGNATURE


       Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Minerals Technologies Inc.

                               By: /s/ John R. Stack
                                   -----------------
                                   John R. Stack
                                   Vice President-Finance and
                                   Chief Financial Officer

  August 8, 1997