Form 10-Q
period 1997-09-28
MINERALS TECHNOLOGIES INC
filed 1997-11-12
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                         FORM 10-Q

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that registrant was required to file such reports) and
     (2) has been subject to such filing requirements for the past 90 days.


                YES      X               NO
                     __________              _________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS            OUTSTANDING AT October 20, 1997
     Common Stock,
     $.10 par value                 22,556,198


     <PAGE BREAK>             -1-

                        MINERALS TECHNOLOGIES INC.

                           INDEX TO FORM 10-Q

                                                        Page
                                                         No.
                                                     -------

     PART I.  FINANCIAL INFORMATION

     Item 1.

      Financial Statements:

       Condensed Consolidated Statement of Income for
       the three-month and nine-month periods ended
       September 28, 1997 and September 29, 1996           3

       Condensed Consolidated Balance Sheet as of
       September 28, 1997 and December 31, 1996            4

       Condensed Consolidated Statement of Cash Flows for
       the nine-month periods ended September 28, 1997
       and September 29, 1996                              5

       Notes to Condensed Consolidated Financial
       Statements                                          6

     Independent Auditors' Report                          8

     Item 2.

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 9


     PART II.  OTHER INFORMATION

     Item 1.

       Legal Proceedings                                  11

     Item 6.

       Exhibits and Reports on Form 8-K                   11

     Signature                                            12


     <Page Break>               -2-



               PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)


                        Three Months Ended   Nine Months Ended
                        __________________   __________________
                         Sept.28, Sept.29,   Sept.28,  Sept.29,
                          1997     1996       1997      1996
                        ________  ________   ________  ________
     (thousands of
     dollars, except
     per share data)

     Net sales          $155,012  $144,121   $444,403  $412,696
     Operating costs
      and expenses:
      Cost of goods
       sold              108,588   102,540    313,089   294,974
      Marketing,
       distribution and
       administrative
       expenses           19,488    18,152     56,823    54,377
      Research and
       development
       expenses            4,974     4,892     15,199    14,671
                        ________  ________   ________  ________
     Income from
      operations          21,962    18,537     59,292    48,674
     Non-operating
      deductions, net     (2,560)   (1,240)    (5,648)   (3,216)
                        ________  ________   ________  ________
     Income before
      provision for
      taxes on income
      and minority
      interests           19,402    17,297     53,644    45,458
     Provision for
      taxes on income      6,207     5,366     17,164    14,293
     Minority interests     (518)       41       (162)      (79)
                        ________  ________   ________  ________
     Net income          $13,713   $11,890    $36,642   $31,244
                        ========  ========   ========  ========
     Earnings per
      common share       $  0.61   $  0.53    $  1.62   $  1.38
                        ========  ========   ========  ========

     Cash dividends
      declared per
      common share       $ 0.025   $ 0.025    $ 0.075   $ 0.075
                        ========  ========   ========  ========
     Weighted average
      number of common
      shares
      outstanding         22,545    22,616     22,565    22,627
                        ========  ========   ========  ========


     See accompanying Notes to Condensed Consolidated
     Financial Statements.

     <Page Break>             -3-


        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED BALANCE SHEET


                             ASSETS

     (thousands of dollars)          Sept. 28,      Dec. 31,
                                        1997*         1996**
                                     ________       ________
     Current assets:
     Cash and cash equivalents       $ 31,530       $ 15,446
     Accounts receivable, net         115,961        102,494
     Inventories                       63,710         70,438
     Other current assets              15,429         13,902
                                     ________       ________
        Total current assets          226,630        202,280
     Property, plant and equipment,
      less accumulated depreciation
      and depletion - Sept. 28, 1997
        - $343,720; Dec. 31, 1996 -
        $311,815                      496,138        501,067
     Other assets and deferred
      charges                          11,067         10,514
                                     ________       ________
        Total assets                 $733,835       $713,861
                                     ========       ========

               LIABILITIES  AND  SHAREHOLDERS' EQUITY

     Current liabilities:
     Short-term debt                 $ 13,582       $ 25,339
     Accounts payable                  31,043         29,223
     Other current liabilities         42,231         32,178
                                     ________       ________
       Total current liabilities       86,856         86,740
     Long-term debt                   101,610        104,900
     Other non-current liabilities     78,288         73,971
                                     ________       ________
       Total liabilities              266,754        265,611
                                     ________       ________
     Shareholders' equity:
      Common stock                      2,534          2,526
     Additional paid-in capital       137,751        135,676
     Retained earnings                399,157        364,210
     Currency translation adjustment   (1,640)        11,560
     Unrealized holding gains             179            163
                                     ________       ________
                                      537,981        514,135
     Less common stock held in
     treasury, at cost                 70,900         65,885
                                     ________       ________
       Total shareholders' equity     467,081        448,250
                                     ________       ________
       Total liabilities and
       shareholders' equity          $733,835       $713,861
                                     ========       ========

     *Unaudited
     **Condensed from audited financial statements.

     See accompanying Notes to Condensed Consolidated
     Financial Statements.


     <Page Break>             -4-



         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)


                                        Nine Months Ended
                                     ______________________
     (thousands of dollars)           Sept. 28,    Sept. 29,
                                        1997         1996
                                     _________     ________
     Operating Activities

     Net income                        $36,642      $31,244
     Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Depreciation, depletion
         and amortization               39,522       34,445
        Other non-cash items             3,261        5,022
     Net changes in operating
      assets and liabilities            (2,969)     (28,784)
                                      ________     ________
     Net cash provided by operating
      activities                        76,456       41,927
                                      ________     ________
     Investing Activities

     Purchases of property, plant
      and equipment                    (46,984)     (78,283)
     Other investing activities, net     3,762        1,725
                                      ________     ________
     Net cash used in investing
      activities                       (43,222)     (76,558)
                                      ========     ========

     Financing Activities

     Proceeds from issuance of
     short-term and long-term debt      19,597      111,659
     Repayment of debt                 (34,537)     (71,117)
     Purchase of common shares for
      treasury                          (5,015)      (4,311)
     Equity and debt proceeds from
      minority interests                 3,214          ---
     Other financing activities, net       541          110
                                      ________     ________
     Net cash (used in) provided by
      financing activities             (16,200)      36,341
                                      ________     ________
     Effect of exchange rate changes
      on cash and cash equivalents        (950)        (884)
                                      ________     ________
     Net increase in cash
      and cash equivalents              16,084          826
     Cash and cash equivalents at
      beginning of period               15,446       11,318
                                      ________     ________
     Cash and cash equivalents at
      end of period                   $ 31,530     $ 12,144
                                      ========     ========

     Interest paid                    $  6,662     $  4,408
                                      ========     ========

     Income taxes paid                $  9,907     $ 10,446
                                      ========     ========


     See accompanying Notes to Condensed Consolidated
     Financial Statements.

     <Page Break>             -5-


        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 -- Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Note 2 -- Inventories

     The following is a summary of inventories by major category:

                                September 28,   December 31,
     (thousands of dollars)         1997            1996
                                ____________    ___________

     Raw materials                $22,347         $23,585
     Work in process                6,056           8,513
     Finished goods                18,829          20,670
     Packaging and supplies        16,478          17,670
                                  _______         _______
     Total inventories            $63,710         $70,438
                                  =======         =======

     Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:

                                September 28,   December 31,
     (thousands of dollars)         1997           1996
                                ____________    ___________
     7.70% Industrial Development
      Revenue Bond Series 1990
      Due 2009 (secured)          $   ---          $7,300
     7.75% Economic Development
      Revenue Bonds Series 1990
      Due 2010 (secured)            4,600           4,600
     Variable/Fixed Rate
      Industrial Development
      Revenue Bonds Due 2009        4,000           4,000
     Variable/Fixed Rate
      Industrial Development
      Revenue Bonds Due
      April 1, 2012                 7,545             ---
     Variable/Fixed Rate
      Industrial Development
      Revenue Bonds Due August 1,
      2012                          8,000             ---
     6.04% Guarantied Senior
      Notes Due June 11, 2000      39,000          52,000
     7.49% Guaranteed Senior
      Notes Due July 24, 2006      50,000          50,000
     Other borrowings               1,953             ---
                                 ________        ________
                                  115,098         117,900
     Less: Current maturities      13,488          13,000
                                 ________        ________

     Long-term debt              $101,610        $104,900
                                 ========        ========

          The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in North America. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed


     <Page Break>              -6-


     under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 4%.

          On July 31, 1997, the Company retired the $7.3 million Industrial Development Revenue Bonds Due 2009.

          On August 4, 1997, the Company redeemed $1,455,000 of the Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012. This represented the unused portion of the original bond issuance proceeds received on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama.

          The Company has available $120 million in uncommitted short-term bank credit lines, none of which is in use at September 28, 1997.


     <Page Break>             -7-


                 INDEPENDENT AUDITORS' REPORT




     The Board of Directors and Shareholders
     Minerals Technologies Inc.:


          We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 28, 1997 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 28, 1997 and September 29, 1996 and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                       KPMG Peat Marwick LLP




     New York, New York
     November 3, 1997


     <Page Break>             -8-



     ITEM 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

                          Income and Expense Items
                         As a Percentage of Net Sales
                      _____________________________________
                      Three Months Ended  Nine Months Ended
                      __________________  _________________

                       Sept.28, Sept.29,  Sept.28,  Sept.29,
                         1997     1996     1997      1996
                       _______  _______   _______   _______
     Net sales          100.0%   100.0%    100.0%    100.0%
     Cost of goods
      sold               70.0     71.1      70.5      71.5
     Marketing,
      Distribution and
      administrative
      expenses           12.6     12.6     12.8       13.2
     Research and
      development
      expenses            3.2      3.4      3.4        3.5
                         ____     ____     ____       ____
     Income from
      Operations         14.2     12.9     13.3       11.8
     Net income           8.8%     8.3%     8.2%       7.6%
                         ====     ====     ====       ====

     Results of Operations

     Three Months Ended September 28, 1997 as Compared with
     Three Months Ended September 29, 1996

          Net sales in the third quarter of 1997 increased 7.6% to $155.0 million from $144.1 million in the third quarter of 1996. This increase in revenue was primarily attributable to higher volumes in all three product lines: precipitated calcium carbonate ("PCC") products, processed minerals products and refractory products. The stronger U.S. dollar had an unfavorable impact of approximately $3.1 million on net sales.

          PCC sales grew 10.0% to $75.8 million from $68.9 million in the third quarter of 1996. This increase was primarily attributable to the start of operations at five new satellite PCC plants since the third quarter of 1996 and to the significant ramp-up of several satellite plants that began operations during the first nine months of 1996. During the third quarter of 1997, developments in our PCC product line included start-up of operations of two new satellite
     PCC plants and an agreement to construct another satellite plant in the U.S.

          Late in the third quarter of 1997, the Company began operation of its first on-site acid-tolerant satellite PCC plant at the Myllykoski Paper Oy mill in Anjalankoski, Finland. This paper company is a leading producer of groundwood supercalendered paper which is used for magazines and catalogues. The satellite plant at Myllykoski is equivalent to approximately two satellite units. A satellite "unit" produces between 25,000 and 35,000 tons of PCC annually.

          Also in the third quarter of 1997, PT Sinar Mas Specialty Minerals, a joint venture company, began operation of a satellite PCC plant for paper filling and coating applications at a paper mill in Indonesia. This PCC plant is equivalent to approximately two satellite units. In addition, the Company announced an agreement with Champion International Corporation for the construction of a satellite PCC plant at the Champion paper mill near Pensacola, Florida. This plant is expected to be in operation in the second quarter of 1998 and will be approximately equal to two satellite units.

          Net sales of processed mineral products increased 3.8% in the third quarter of 1997 to $29.8 million from $28.7 million in the comparable quarter of 1996. The sales growth was due to volume increases in the lime and limestone product line.

          Net sales of refractory products increased 6.2% to $49.4 million from $46.5 million in the third quarter of 1996. Profitability of the refractory product line was significantly higher than the prior year due to the continued emphasis on higher margin specialty products.

          Net sales in the United States were 8.0% higher
     than in the prior year's third quarter, primarily due
     to volume growth in all product lines.  Foreign sales
     were 6.6% higher than in the prior year, due primarily
     to the international expansion of the satellite PCC
     product line.   This growth was partially offset by
     unfavorable foreign exchange rates.


     <Page Break>            -9-



          Income from operations increased 18.5% in the third quarter of 1997 to $22.0 million. This increase was due primarily to good growth in the PCC satellite operations and improved profitability in refractory products, largely due to the successful implementation of the Company's strategy of introducing high-value, innovative products. This growth was partially offset by weakness in the processed minerals product line, specifically in the talc operations.

          Non-operating deductions increased primarily as a result of foreign exchange losses in Asia.

          Net income grew 15.3% to $13.7 million from $11.9 million in the prior year. Earnings per share rose
     15.1% to $0.61 in the third quarter of 1997 compared to $0.53 in the prior year.

     Nine Months Ended September 28, 1997 as Compared with
     Nine Months Ended September 29, 1996

          Net sales for the first nine months of 1997 increased 7.7% to $444.4 million from $412.7 million in 1996. Excluding the impact of overall unfavorable foreign exchange rates, sales would have increased 9.7%. PCC sales increased 14.3% to $219.8 million from $192.3 million in the prior year. This increase was primarily attributable to the commencement of operations at five new satellite PCC plants since the third quarter of 1996, significant volume increases from several satellite plants that commenced operations in early 1996 and an improvement in the paper industry from the first half of 1996. Net sales of processed minerals products rose 5.0% to $79.7 million for the first nine months of 1997. Refractory product sales for the first nine months of 1997 were $144.9 million, a slight increase over the prior year's $144.5 million. Profitability of our refractory products was significantly higher than a year ago, primarily due to our continued emphasis on higher-margin specialty products.

          The Company now operates 48 satellite PCC plants around the world and has four under construction, the most recent one in Pensacola, Florida; one in France; one in South Africa and another in Germany. The satellite plant in Florida is scheduled to be operational in the second quarter of 1998, and will be equivalent to two satellite units. The satellite plant in France will be equivalent to one satellite unit and is expected to commence operations in the first quarter of 1998. The satellite plant in South Africa, which will be operated through a joint venture, will be equivalent to two satellite units and is scheduled to begin operations in the fourth quarter of 1997. The satellite plant in Germany will be equivalent to two satellite units and is scheduled to begin operations in the first quarter of 1998.

          Net sales in the United States increased 7.6% to $306.8 million in the first nine months of 1997, due primarily to growth in the PCC product line. Net foreign sales increased approximately 7.8% to $137.6 million in the first nine months of 1997, primarily as a result of the continued international expansion of the PCC product line.

          Income from operations rose 21.8% to $59.3 million in the first nine months of 1997 from $48.7 million in the previous year.

          Non-operating deductions increased due to foreign exchange losses and higher net interest expense as a result of a reduction in capitalized interest costs associated with the construction of major capital projects. This reduction in capitalized interest was due to lower levels of capital spending in the first nine months of 1997.

          Net income increased 17.3% to $36.6 million from $31.2 million in 1996. Earnings per share increased
     17.4% to $1.62 compared to $1.38 in the prior year.



     Liquidity and Capital Resources

          The Company's financial position remained strong in the first nine months of 1997. Cash flows of $76.5 million were provided from operations and were applied principally to fund $47.0 million of capital expenditures and to remit the required principal repayment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. The increase in cash from operating activities was due to an improvement in working capital.


     <Page Break>           -10-


          The Variable/Fixed Rate Industrial Revenue Bonds due April 1, 2012 and August 1, 2012, respectively, are tax-exempt 15-year instruments issued to finance the construction of North American satellite PCC plants. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 4%. The total amount outstanding on these bonds at September 28, 1997 was $15.5 million.

          On July 31, 1997, the Company retired the $7.3 million Industrial Development Revenue Bonds Due 2009.

          The Company has available approximately $120 million in uncommitted, short-term bank credit lines, none of which were outstanding at September 28, 1997. The Company anticipates that capital expenditures for all of 1997 will be about $65 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and other opportunities that meet the strategic growth objectives of the Company. The decline in the capital expenditure forecast from the previous estimate was due to delays in finalizing satellite PCC contracts and expansions. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

          The Company is currently investigating the possibility of divesting its Limestone Midwest business, and intends to reach a decision by year-end wether to sell this business or continue to operate it. Based at the Port Inland mine in Gulliver, MI, Limestone Midwest is the Company's only business unit competing for sales of limestone aggregate, a commodity business. Sales for Limestone Midwest in 1996 were approximately $17.1 million.

          The Company has also entered into a long-term lease of its Pima County, Arizona limestone facility to The
     Georgia Marble Company. Sales for this facility in 1996 were approximately $1.5 million.


                  PART II.  OTHER INFORMATION


     ITEM 1.LEGAL PROCEEDINGS

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



     ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits:

        11 - Schedule re: Computation of earnings per common share (Part I Data).
        15 -  Accountants' Acknowledgment (Part I Data).
        27 -  Financial Data Schedule (submitted
              electronically to the Securities and Exchange
              Commission, and not filed, pursuant to Rule
              402 of Regulation S-T).
        99 - Cautionary factors that may affect future results.

     b) No reports on Form 8-K were filed during the third quarter of 1997.


     <Page Break>           -11-



                         SIGNATURE



          Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Minerals Technologies Inc.



                         By: /s/ John R. Stack
                                 John R. Stack
                                 Vice President-Finance and
                                 Chief Financial Officer





     November 10, 1997


     <Page Break>             -12-