Form 10-K
period 1997-12-31
MINERALS TECHNOLOGIES INC
filed 1998-03-18
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                       Commission file number 1-3295

                        MINERALS TECHNOLOGIES INC.
          (Exact name of registrant as specified in its charter)
Delaware                                          25-1190717
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification Number)
The Chrysler Building
405 Lexington Avenue
New York, New York                                10174-1901
(address of principal executive office)           (Zip Code)

                            (212) 878-1800
          (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act:
---------------------------------------------------------------------------
       Title of each                                Name of each exchange
          class                                     on which registered
---------------------------------------------------------------------------
       Common Stock, $.10 par value                New York Stock Exchange
---------------------------------------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:
                                    None
                                   ------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                  ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of January 30, 1998 was approximately $735.0 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 3, 1998, the Registrant had outstanding 22,574,368 shares of common stock, all of one class.

                    DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 3, 1998                               Part III

                       MINERALS TECHNOLOGIES INC.
                      1997 FORM 10-K ANNUAL REPORT
                           Table of Contents
                                                                    Page
                                                                    ----
                                 PART I

Item 1.  Business                                                      1

Item 2.  Properties                                                    9

Item 3.  Legal Proceedings                                            12

Item 4.  Submission of Matters to a Vote of Security Holders          12

         Executive Officers of the Registrant                         12


                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                          14

Item 6.  Selected Financial Data                                      15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          16

Item 8.  Financial Statements and Supplementary Data                  20

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                          20


                                 PART III

Item 10. Directors and Executive Officers of the Registrant           20

Item 11. Executive Compensation                                       20

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                               20

Item 13. Certain Relationships and Related Transactions               21


                                 PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
         Form 8-K                                                     21

         ------------------------------------------------------

         Signatures                                                   24

                                 PART I

Item 1.  Business
     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company's principal products are: precipitated calcium carbonate ("PCC"), used primarily by paper producers in the alkaline papermaking process; monolithic and shaped refractory materials, used primarily by the steel, cement and glass industries; and natural mineral and mineral-based products, used primarily in the building materials, steel, paints and coatings, glass, ceramic, polymers, food and pharmaceutical industries. The Company emphasizes research and development. The level of the Company's research and development spending as well as its history of developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements and create new market opportunities through new product development and product application innovations.

PCC Products and Markets

     PCC Products.

     Paper can be produced under either acid or alkaline conditions. Historically, in North America, paper was primarily produced using acid technologies. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials, such as titanium dioxide, which are necessary in greater quantities in the acid process. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies, which permit mineral fillers to be substituted for more expensive wood fiber and pigments used to increase brightness, resulting in significant cost savings. As a result of these conditions, the Company believed that a significant opportunity existed to provide paper producers with a high performance filler product that could facilitate the transition to the alkaline papermaking process. The Company's four-year development effort culminated in the construction of the first commercial satellite PCC plant at the Wisconsin Rapids paper mill of Consolidated Papers, Inc. in 1986. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced using the PCC products manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants among uncoated wood-free paper producers. The Company has also built satellite PCC plants that replace ground calcium carbonate. In addition, the Company has constructed satellites for coating PCC and more recently satellites for the use of its patented acid-tolerant PCC technology. This technology provides higher performance qualities to manufacturers of groundwood paper like newsprint, magazine and catalogue papers. The following table shows the number of satellite PCC plants operated by the Company at the end of the periods indicated. For information with respect to the locations of the Company's satellite PCC plants at December 31, 1997, see "Item 2--Properties" below.

                              Satellite PCC Plants
                                at End of Quarter
                              --------------------

     Calendar Year     First     Second     Third     Fourth
     -------------     -----     ------     -----     ------
          1993            30         31        31         34
          1994            36         36        36         36
          1995            37         37        38         38
          1996            41         42        43         44
          1997            45         46        48         49

     In 1997, the Company commenced operations at five new satellite PCC plants in five different countries. These satellite PCC plants are located in the United States, Slovakia, Indonesia, Finland and South Africa.
     During 1997, the Company signed agreements to construct six new satellite plants--four of which are now under construction. The satellite PCC plants under construction are located in France, Germany and the United States.

     The Company staffs, operates and maintains all of its satellite PCC plants and owns the related technology used at its satellite PCC plants. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of a customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third parties PCC produced at a satellite plant in excess of the host paper mill's requirements. The Company's satellite PCC plants and customers are listed in Item 2 -- "Properties."

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

     The Company's PCC product line net sales were $299.9 million, $263.1 million, $226.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     North American Wood-Free Printing and Writing Papers. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies, thereby resulting in significant cost savings. Ground chalk has historically been used by European alkaline-based paper producers as a low-cost substitute for wood fiber. In North America, however, the use of ground chalk is not practical as there is no naturally occurring chalk.

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

     In response to these conditions and as a result of a concentrated research and development effort, the Company developed the satellite PCC plant concept. The Company's satellite PCC plants have facilitated the conversion of a substantial percentage of the North American uncoated wood-free printing and writing paper producers to alkaline papermaking. The Company estimates that during 1997, more than 80% of North American wood-free paper was produced employing alkaline technology.

     Presently, the Company owns and operates 34 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. Based upon its experience, the Company anticipates that the aggregate volume of PCC used by these 34 paper mills will increase. The Company also estimates that a few additional North American paper mills producing wood-free paper are both suitable for conversion to the more economical, and in the Company's view, more ecologically sound, alkaline method and large enough to support a satellite PCC plant.

     The Company is also placing increased emphasis on the use of PCC to coat paper. PCC increases gloss and printability of the sheet while decreasing paper's cost per ton. The coating market is large and the Company believes it will continue to grow at a higher average growth rate than the uncoated market, and therefore provides a substantial market opportunity for the Company. PCC coating products can be produced at satellite PCC plants.

     Worldwide Wood-Containing Printing and Writing Papers. To date, the Company's PCC products have primarily been used in wood-free alkaline papermaking processes. The wood-containing segments of the paper industry still generally employ acid papermaking technology. The conversion to alkaline technology by these segments has been hampered by the phenomenon of alkaline darkening, the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT[tm] PCC) that provides enhanced brightness and opacity properties without the undesirable darkening phenomenon. During 1997, the Company signed three contracts for the use of its patented acid-tolerant PCC technology which will enable the Company to expand its sales to makers of groundwood paper grades.

     The Company believes PCC filler levels for uncoated wood-containing paper generally will be less than those for uncoated wood-free paper. There can be no assurance as to the number of producers of wood-containing paper that will contract with the Company to purchase AT [TM)PCC.

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

Refractory Products and Markets

     Refractory Products.

     The Company offers a broad range of monolithic refractory products as well as pre-cast monolithic refractory shapes. Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical services support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD(R) sprayer, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis by steel mills on increased productivity, the SEQUAD(R) sprayer and the related technologically advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced. The Company's experienced technical service staff and advanced applications equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, laser measurement of refractory wear is conducted by the Company's technicians in certain plants. The Company believes that these services, together with its refractory product offerings, provide the Company with a strategic marketing advantage.

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

     The Company uses proprietary processes to produce a number of products that are technologically enhanced. These include calcium metal, metallurgical wire and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium in international markets. Calcium metal is used in the manufacture of batteries and magnets. The Company sells metallurgical wires and fluxes for use in the production of steel. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications. The Company's fluxes are mineral products used to help purify steel.

     Non-Steel Refractory Products. This product line encompasses refractory shapes and linings that are sold to the glass, cement, aluminum, petrochemical and other non-steel industries.

     The Company's refractory net sales were $195.9 million, $192.2 million and $202.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."


     Key Markets.

     The principal market for the Company's refractory products is the steel industry. For the year ended December 31, 1997, approximately 90% of the Company's sales of refractory products was to the steel industry. Raw steel production on a worldwide basis has shown only modest growth in the past ten years. However, management believes that certain trends in the steel-making industry will continue to provide growth opportunities for the Company. These trends include the development of improved manufacturing processes such as continuous casting, the need of steel producers for increased productivity and higher grade refractories as well as a modest shift toward electric steel making.

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

     Over 60% of the Company's sales of limestone in 1997 were filler-grade material, i.e., limestone having sufficient purity and color to enable it to be utilized as a pigment and filler in building materials, paints and coatings, polymers and joint compounds. The other component of this product line represents sales of limestone aggregate, a commodity business.

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

     The Company's net sales of processed mineral products were $106.5 million, $100.7 million and $95.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1998, the Company entered into a Memorandum of Understanding with another company for the sale of its Limestone Midwest business. Based at the Port Inland mine in Gulliver, MI, Limestone Midwest is the Company's only business unit competing for sales of limestone aggregate, a commodity business.

     The Company's natural mineral products are supported by the Company's limestone reserves, which the Company believes are strategically located in the western and eastern parts of the United States, and talc reserves, which the Company believes are of outstanding quality. The Company estimates these reserves, at current usage levels, to be from 40 to over 70 years at its limestone production facilities and in excess of 40 years at its talc production facilities.


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

Tokyo, Japan; and Singapore. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing facilities facilitates the international expansion of its satellite PCC operations.


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

     The principal raw materials used in the Company's monolithic refractories products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. During 1994, the Ministry of Foreign Trade and Economic Cooperation of the People's Republic of China instituted a system under which Chinese exporters must purchase, through competitive bidding, licenses to export specified commodities, including magnesia. The exporters holding such licenses generally attempt to pass the cost of the license fee on to their customers. This license fee was increased significantly as of January 1995, resulting in turn in increased worldwide prices for Chinese magnesia. The Company had initiated price increases in refractory products and had located lower-cost alternative sources of supply of magnesia. However, the price increases were not sufficient to fully offset the higher cost of magnesia, and thus far alternative sources of supply of magnesia have been
limited.   Since the second half of 1996, worldwide prices of Chinese magnesia have decreased from peak prices and appear to have stabilized.

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

     The Company maintains its main research facilities in Bethlehem and Easton, Pennsylvania, with more than 170 employees engaged in research and development. It also has smaller research and development facilities in Finland, Ireland and Japan. Expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science applies to and supports all of the Company's product lines.

     For the years ended December 31, 1997, 1996 and 1995, the Company expended approximately $20.4 million, $19.7 million and $19.7 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 1997 approximated 3.4% of net sales.


Patents and Trademarks

     The Company owns or has the right to use approximately 390 patents and approximately 700 trademark registrations related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.


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


Employees

     At December 31, 1997, the Company employed approximately 2,250 persons, of whom approximately 650 were employed by the Company outside the
United States.   The Company believes its relationships with its employees
are good.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations which should have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc. ("Quigley"), a wholly-owned subsidiary of Pfizer, in connection with the reorganization. See "Certain Relationships and Related Transactions" in Item 13.


Cautionary Factors That May Affect Future Results

     The disclosure and analysis set forth in this report contains certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by their use of words such as "plans," "expects," "anticipated," "will" and other words and phrases of similar meaning.

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

     The Company undertakes no obligation to update any forward-looking statements. You should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

     As permitted by the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements which identify factors that could cause the Company's actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. You should not consider this list an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

--    Historical Growth Rate
      Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographical markets such as Asia, Latin America and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used in each ton of paper produced; and
developing, introducing and selling new products.   Difficulties, delays or
failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

--   Contract Renewals
     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. To date, the Company's experience with extensions and renewals of its satellite PCC agreements has been favorable. There is no assurance, however, that this will continue to be the case. Failure of a number of the Company's customers to renew existing agreements could cause the future growth rate of the Company to differ materially from its historical growth rate, and could have a substantial adverse effect on the Company's results of operations.

 --  Litigation; Environmental Exposures
     The Company's operations are subject to international, federal, state and local environmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters.
The Company is currently a party to various litigation matters, including the Eaton litigation which has previously been disclosed in the Management's Discussion and Analysis sections of the Company's most recent
filings under the Securities Exchange Act of 1934.   While the Company
carries liability insurance which it believes to be appropriate to its businesses, and has provided reserves for such matters which it believes to be adequate, an unanticipated liability arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.

--   New Products
     The Company is engaged in a continuous effort to develop new products
in all of its product lines.   Difficulties, delays or failures in the
development, testing, production, marketing or sale of such new products could cause its actual results of operations to differ materially from expected results.

--   Competition; Protection of Intellectual Property
     Particularly in its PCC and Refractory product lines, the Company competes based in part upon proprietary knowledge, both patented and unpatented. The Company's ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure as well as against infringement. In addition, development by the Company's competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company's financial condition or results of operations.

--   Risks of Doing Business Abroad
     As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, nationalization, expropriation, limits on repatriation of funds, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.

--   Availability of Raw Materials
     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for PCC operations and magnesia for refractory operations, and on having adequate access to the ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.



Item 2.  Properties

         Set forth below is the location of, and customer served by, each of the Company's satellite PCC plants at December 31, 1997.
Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location                     Customer
--------                     --------
Alabama, Jackson             Boise Cascade Corporation
Alabama, Mobile              International Paper Company
Alabama, Selma               International Paper Company
Arkansas, Ashdown            Georgia-Pacific Corporation
Brazil, Jacarei              Votorantim Celulose e Papel
Brazil, Luiz Antonio         Votorantim Celulose e Papel
Brazil, Suzano               Cia Suzano de Papel e Celulose
California, Anderson         Simpson Paper Company
Canada, Cornwall, Ontario    Domtar Inc.
Canada, Dryden, Ontario      Avenor Inc.
Canada, St. Jerome, Quebec   Rolland Paper Inc.
Canada, Windsor, Quebec      Domtar Inc.
Finland, Aanekoski(1)        Metsa-Serla Group
Finland, Anjalankoski(1)     Myllykoski Paper Oy
Finland, Lappeenranta(1)(2)  Enzo-Gutzeit Group
Finland, Tervakoski(1)       Enzo-Gutzeit Group
France, Saillat Sur Vienne   Aussedat Rey (a subsidiary of International
                             Paper Company)
Indonesia, Perawang(1)       PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera               American Israeli Paper Mills, Ltd.
Kentucky, Wickliffe          Westvaco Corporation
Louisiana, Port Hudson       Georgia-Pacific Corporation
Maine, Jay                   International Paper Company
Mexico, Chihuahua            Corporativo Copamex, S.A. de C.V.
Michigan, Plainwell          Simpson Plainwell Paper Company
                             (a division of Simpson Paper Company)
Michigan, Quinnesec          Champion International Corporation
Minnesota, Cloquet           Potlatch Corporation
Minnesota, International
    Falls                    Boise Cascade Corporation
New York, Oswego             International Paper Company
New York, Ticonderoga        International Paper Company
North Carolina, Plymouth     Weyerhaeuser Company
Ohio, Chillicothe            The Mead Corporation
Ohio, West Carrollton        Appleton Papers Inc.
Pennsylvania, Erie           International Paper Company
Pennsylvania, Lock Haven     International Paper Company
Poland, Kwidzyn              International Paper Company
Portugal, Figueira da Foz(1) Soporcel - Sociedade Portuguesa de Celulose,
                             S.A.
Slovakia, Ruzomberok         Severoslovenske Cululozky a Papierne s.p.
South Carolina, Eastover     Union Camp Corporation
South Africa, Merebank(1)    Mondi Paper Company Ltd.
Tennessee, Kingsport         Willamette Industries Inc.
Texas, Pasadena              Simpson Pasadena Paper Company
                             (a division of Simpson Paper Company)
Thailand, Tha Toom(1)        Advance Agro Public Co. Ltd.
Virginia, Franklin           Union Camp Corporation
Washington, Camas            James River Corporation
Washington, Longview         Weyerhaeuser Company
Washington, Wallula          Boise Cascade Corporation
Wisconsin, Kimberly          Repap Wisconsin Inc. (a subsidiary of Repap
                             Enterprises Corp., Inc.)
Wisconsin, Park Falls        Cross Pointe Paper Corporation
Wisconsin, Wisconsin Rapids  Consolidated Papers, Inc.

(1) These plants are owned through a joint venture.
(2) This PCC plant is not located on-site at the paper mill.

     The Company also owned at December 31, 1997 six plants engaged in the mining, processing and/or production of lime, limestone and talc and directly or indirectly owns or leases approximately 15 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.

     Location              Facility               Product Line
     --------              --------               ------------
   United States
Arizona, Pima County       Plant; Quarry (4)      Limestone
California, Los Angeles    Sales Office (1)        PCC, Lime, Limestone,
                                                    Talc
California, Lucerne Valley Plant; Quarry          Limestone
Connecticut, Canaan        Plant; Quarry          Limestone, Metallurgical
                                                    Wire/Calcium
Indiana, Highland          Plant                  Monolithic Refractories
Massachusetts, Adams       Plant; Quarry          Limestone, Lime, PCC
Michigan, Gulliver         Plant; Quarry (5)      Limestone
Montana, Dillon            Plant; Quarry          Talc
New Jersey, Old Bridge     Plant                  Monolithic Refractories/
                                                    Shapes
New York, New York         Headquarters (1);      All Company Products
                           Sales Offices (1)
Ohio, Bryan                Plant                  Monolithic Refractories
Ohio, Dover                Plant                  Refractories
Pennsylvania, Bethlehem    Research Laboratories; PCC, Lime, Limestone,
                               Sales Offices        Talc, Pyrolytic
                                                    Graphite,
Pennsylvania, Easton       Research Laboratories; PCC, Lime, Limestone,Talc
                               Plant                Pyrolytic Graphite
                                                    Refractories,
                                                    Metallurgical Wire
Pennsylvania, Slippery     Plant                  Refractory Shapes
   Rock

  International
  -------------
Australia, Carlingford     Sales Office (1)       Monolithic Refractories
Belgium, Brussels          Sales Office (1)        Monolithic Refractories/
                                                    PCC
Brazil, Belo Horizonte     Sales Office (1)       Monolithic Refractories
Brazil, Sao Paulo          Sales Office (1)       PCC
Brazil, Volta Redonda      Sales Office (1)       Monolithic Refractories
Canada, Lachine            Plant                  Refractory Shapes
China, Huzhou              Plant (2)              Monolithic Refractories
Ireland, Cork              Plant; Sales           Monolithic Refractories/
                               Office (1)           Metallurgical Wire
Italy, Brescia             Sales Office; Plant    Monolithic Refractories/
                                                    Shapes
Japan, Gamagori            Plant                  Monolithic Refractories/
                                                    Shapes, Calcium
Japan, Tokyo               Sales Office (1)       Monolithic Refractories/
                                                    Shapes, Calcium, PCC,
                                                    Talc
Mexico, Gomez Palacio      Plant (1)              Monolithic Refractories
Singapore                  Sales Office (1)       PCC
Spain, Santander           Sales Office (1)       Monolithic Refractories
South Africa,
  Pietermaritzburg         Plant                  Monolithic Refractories
South Korea, Yangsan       Plant (3)              Monolithic Refractories
South Korea, Seoul         Sales Office (1)       Monolithic Refractories
United Kingdom, Rotherham  Plant                  Monolithic Refractories/
                                                    Shapes

(1) Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963.
    The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
(2) This plant is leased through a joint venture.
(3) This plant is owned through a joint venture.
(4) This plant is leased to another company.
(5) In March 1998, the Company entered into a Memorandum of Understanding for the sale of this facility.

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


Item 3.  Legal Proceedings

         The Company and its subsidiary, Specialty Minerals Inc., are defendants in a lawsuit, captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc. which was filed on July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton seeks reimbursement. While all litigation contains an element of uncertainty, the Company and Specialty Minerals Inc. believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to vigorously defend all such claims, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their business.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


Executive Officers of the Registrant

         Set forth below are the names and ages of all Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name                 Age                 Position
----                 ---                 --------
Jean-Paul Valles     61     Chairman of the Board and Chief Executive
                               Officer
Paul R. Saueracker   56     Vice President of the Company and President,
                               Specialty Minerals Inc.
Anton Dulski         56     Vice President of the Company and President,
                               MINTEQ(R) International Inc.
S. Garrett Gray      59     Vice President, General Counsel and  Secretary
John R. Stack        61     Vice President, Finance and Chief Financial
                               Officer
Howard R. Crabtree   53     Vice President, Organization & Human Resources
William A. Kromberg  52     Vice President, Taxes
Mario J. DiNapoli    62     Controller (to March 31, 1998)
Michael A. Cipolla   40     Controller (as of April 1, 1998)
Stephen E. Hluchan   56     Treasurer


     Jean-Paul Valles, Ph.D., has served as Chairman of the Board and a director of the Company since April 1989. He was elected Chief Executive Officer in August 1992. Until the completion of the initial public offering, Dr. Valles served as a Vice-Chairman of Pfizer, a position he had held since March 1992. At Pfizer, Dr. Valles had been responsible for a number of Pfizer's businesses, including, since 1989, the operations that comprise the Company, and had served in a number of other executive positions, including Executive Vice President from 1991 to 1992. Dr. Valles continues to serve as a director of Pfizer. In addition, he is a director of Junior Achievement of New York, Inc. and of The New York Chapter of the French-American Chamber of Commerce in the U.S., Inc., and a member of the American Economic Association and the Financial Executives Institute.

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

     Anton Dulski was appointed President of Minteq International Inc. effective January 1, 1996. Previously, he served as Senior Vice President of Minteq with responsibility for European operations from 1993 to 1995; as Vice President of Minteq with responsibility for sales and marketing in Europe from 1992 to 1993; and as President of Minteq's operations in Japan from 1984 to 1992.

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

     Mario J. DiNapoli has served as Controller of the Company since August 1992. He served as the Director of Finance of the operations that comprise Specialty Minerals Inc. and Barretts Minerals Inc. from January to August 1992. Mr. DiNapoli will retire from the Company as of April 1, 1998.

     Michael A. Cipolla will serve as Controller of the Company effective April 1, 1998. He has served as Assistant Corporate Controller since December 1992. Prior to joining the Company, Mr. Cipolla was with KPMG Peat Marwick LLP from 1983; and served as a Senior Manager from 1987.

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

         Information on market prices and dividends is set forth below:


     1997 Quarters                       First   Second   Third     Fourth
     -------------                       ------  ------  --------   ------
     Market Price Range of Common Stock
     High                                42 7/8  40 7/8  44 15/16   46 1/8
     Low                                 34      32 1/8  36 1/8     39 1/2
     Close                               34 1/4  37 1/4  44 3/4     45 7/16

     Dividends paid per common share     $ .025  $. 025  $ .025     $ .025



     1996 Quarters                       First   Second   Third     Fourth
     -------------                       -----   ------  --------   ------
     Market Price Range of Common Stock
     High                                37 3/4  39 3/8   40        41 3/8
     Low                                 30 1/4  33       34 1/8    36 3/8
     Close                               34 5/8  34 1/4   36 5/8    41

     Dividends paid per common share     $ .025  $ .025   $ .025    $ .025


     On March 3, 1998, the last reported sale price on the NYSE was $50 per share. As of March 3, 1998, there were approximately 296 holders of record of the common stock.

     On January 22, 1998, the Company's Board of Directors declared a quarterly dividend on its common stock of $.025 per share in respect of the quarter ended December 31, 1997. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends on its common stock of at least $.025 per share. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock will be purchased on the open market from time to time.

Item 6.  Selected Financial Data

Thousands of Dollars, Except
Per Share Data                 1997     1996      1995     1994      1993
                            --------  --------  --------  -------- --------

Income Statement Data:
Net sales                   $602,335  $555,988  $524,451  $472,637 $428,313
Cost of goods sold           424,612   396,345   375,655   335,327  302,810
Marketing, distribution and
  administrative expenses     77,104    72,485    70,464    66,533   63,053
Research and development
  expenses                    20,391    19,740    19,658    18,187   16,082
                             -------   -------   -------   -------  -------
Income from operations        80,228    67,418    58,674    52,590   46,368
Net income                  $ 50,312  $ 43,097  $ 39,529  $ 33,346 $ 28,973
                             =======   =======   =======   =======  =======

Earnings per share:
Basic earnings per share    $   2.23  $   1.91  $   1.75  $   1.48 $   1.25
                             =======   =======   =======   =======  =======

Diluted earnings per share  $   2.18  $   1.86  $   1.72  $   1.46 $   1.24
                             =======   =======   =======   =======  =======

Weighted average number of
 common shares outstanding
  Basic                       22,558    22,621    22,633    22,603   23,186
  Diluted                     23,113    23,132    23,001    22,805   23,383
Dividends declared per
  common share              $   0.10  $   0.10  $   0.10  $   0.10 $   0.10
                             =======   =======   =======   =======  =======
Balance Sheet Data:
Working capital             $132,364  $115,540  $ 86,746  $135,844 $112,238
Total assets                 741,407   713,861   649,144   588,124  549,160
Long-term debt               101,571   104,900    67,927    83,031   79,030
Total debt                   115,560   130,239    95,817    83,031   79,030
Total shareholders' equity  $466,997  $448,250  $416,153  $381,098 $343,005
                             =======   =======   =======   =======  =======

Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Income and Expense Items As a Percentage of Net Sales

Year Ended December 31,                           1997      1996     1995
                                                 -----     -----    -----
Net sales                                        100.0%    100.0%   100.0%
Cost of goods sold                                70.5      71.3     71.6
Marketing, distribution and administrative
   expenses                                       12.8      13.0     13.4
Research and development expenses                  3.4       3.6      3.8
                                                 -----     -----    -----
Income from operations                            13.3      12.1     11.2
Net income                                         8.4%      7.8%     7.5%
                                                 =====     =====    =====

Overview of 1997 and Outlook

In 1997, the Company adhered to its strategy of expanding its Precipitated Calcium Carbonate ("PCC") product line. The Company commenced operations at five new satellite PCC plants in five different countries (Indonesia, Slovakia, the United States, Finland and South Africa) and signed agreements for construction of six new satellite plants --four of which are now under construction. These satellite PCC plants are located in France, Germany and the United States, and together have production capacity equivalent to approximately seven "satellite units." (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) The Company has signed three contracts for the use of its patented acid-tolerant PCC technology. This will enable the Company to expand its sales to makers of groundwood paper grades. In addition, the Company expanded several satellite plants at various locations around the world. As a result, sales of PCC as a percentage of the Company's total net sales, which were 37.4% in 1992, had risen to 49.8% by 1997. The Company expects this trend to continue as sales and volume growth of PCC continues to outpace such growth in the Processed Minerals and Refractory product lines.

Presently, the Company operates or has under construction 53 satellite PCC plants in 14 countries worldwide. The Company is optimistic that volume growth will continue in 1998. The Company expects additional expansions at existing satellite PCC plants to occur in 1998 and also expects to sign contracts for additional satellite PCC plants in the United States and abroad.

In 1998, the Company plans to continue its focus on the following growth strategies for the PCC product line:

-- Continued efforts to increase market penetration in North America, Europe, Latin America, the Pacific Rim and elsewhere.
-- Continued expansions of the capacity of existing satellite PCC plants in response to increased demand, which is resulting from either increased PCC filler levels in paper or the installation of new paper machines.
-- Continued research and development and marketing efforts of acid-tolerant PCC, coating PCC and other products.

However, there can be no assurance that the Company will achieve success in implementing any one or more of these strategies.

The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. To date, the Company's experience with extensions and renewals of its satellite PCC agreements has been favorable. There is no assurance, however, that these contracts will be renewed prior to or at their respective expiration dates.

The Company will continue to emphasize specialty products in its Refractory product lines and commercialize products, processes and equipment through research and development efforts.

As the Company continues to expand its operations overseas, it faces inherent risks of doing business abroad, including exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other factors. In addition, the Company's performance depends to some extent on that of the industries it serves, particularly the paper, steel and construction industries.

The recent exchange rate movements and economic problems in Southeast Asia are an indication of foreign business risks experienced by multinational corporations. However, the Company's Asian operations are a minor part of its overall business. In 1997, they represented approximately 7% of total sales, while Japan and Australia accounted for about 70% of total Asian sales.
Continued uncertainties in Thailand, Indonesia and South Korea could have adverse repercussions in other parts of Asia and conceivably in Europe and North America.

     Results of Operations

     Net Sales
     In Millions             1997     Growth     1996     Growth     1995
                            ------    ------    ------    ------    ------
     Net sales              $602.3     8.3%     $556.0     6.0%     $524.5


     Worldwide net sales in 1997 increased 8.3% over the previous year to $602.3 million. Higher volumes in the PCC, Processed Minerals, and Refractory product lines were responsible for the increase in sales growth. The stronger U.S. dollar had an unfavorable impact of approximately $11.3
million (or 2 percentage points) on sales growth.   In 1996, worldwide net
sales increased 6.0% over the prior year to $556.0 million. This increase was primarily attributable to growth in the PCC and Processed Minerals product lines.

Worldwide net sales of PCC in 1997 increased 14.0% to $299.9 million from $263.1 million in the prior year. This increase was primarily attributable to the commencement of operations at five new satellite PCC plants, located in Indonesia, Slovakia, the United States, Finland and South Africa. In addition, a full year of operations at several satellite PCC plants that began operating in 1996 and volume increases generated by the Company's long-standing satellite PCC plants also contributed to the sales growth in 1997. Foreign exchange had an unfavorable impact of approximately $4.3 million on sales growth. PCC sales in 1996 increased 16.1% to $263.1 million from $226.6 million in 1995. This increase was primarily attributed to the start-up of operations at six new satellite plants that began operations during 1996 and expansion of production capacity at several locations.

Net sales of Processed Minerals increased 5.8% to $106.5 million in 1997 and rose 5.6% to $100.7 million in 1996. The sales growth in both years was primarily attributable to higher volumes.

Net sales of Refractory Products in 1997 increased 1.9% to $195.9 million from $192.2 million in the prior year. Excluding the impact of foreign exchange, sales growth was 5.6%. Strategic replacement of commodity products with specialty products and systems dramatically increased the profitability of this product line. In 1996, net sales of Refractory Products decreased 5.1% from the prior year while profitability increased significantly due to continued emphasis on higher margin specialty products. The decrease in Refractory product sales was primarily attributable to volume declines and unfavorable foreign exchange rates. Net sales in the United States in 1997 increased 8.2% to $414.4 million from $383.0 million in 1996. This increase was attributable to the growth in the PCC and Processed Minerals product lines. Foreign sales in 1997 increased 8.7% to $187.9 million, primarily as a result of the continued international expansion of the Company's PCC product line. In 1996, net sales in the United States were 6.3% higher than in the prior year due to growth in the PCC and Processed Minerals product lines. Foreign sales in 1996 were 5.3% higher than in the prior year, primarily due to the international expansion of the Company's PCC product line.



 Operating Costs and Expenses
 In Millions                   1997     Growth     1996    Growth    1995
 -----------                  ------    -------   ------   -------  ------
 Cost of goods sold           $424.6     7.1%     $396.3     5.5%   $375.7
 Marketing, distribution
   and administrative         $ 77.1     6.4%     $ 72.5     2.9%   $ 70.5
 Research and development     $ 20.4     3.3%     $ 19.7     0.4%   $ 19.7

     Cost of goods sold was 70.5% of sales. This ratio was lower than the prior year and was primarily attributable to improved profitability in the
Refractory product line.   Cost of goods sold in 1996 was 71.3% of sales
which was slightly lower than the prior year. This was also attributable to the improved profitability of the Refractory product lines.

Marketing, distribution and administrative costs increased 6.4% to $77.1 million and were 12.8% of sales, a slight reduction from the 1996 ratio. In 1997, the Company recorded a $1.6 million provision for loss as guarantor of indebtedness of a company which was the subject of an involuntary bankruptcy petition under Chapter 7 of the U.S. Bankruptcy Code. In addition, the Company recognized a gain of approximately $1.4 million related to the sale of property in Japan. Such non-recurring items are included in marketing, distribution and administrative expenses. In 1996, marketing, distribution and administrative costs increased 2.9% to $72.5 million and were 13.0% of sales.

Research and development expenses during 1997 increased 3.3% to $20.4 million and represented 3.4% of sales, a slight reduction from the 1996 ratio. This reduction reflects a more efficient use of resources due to the increasing worldwide infrastructure which allows the Company to support trials and new plants at a lower cost while continuing its commitment to research, particularly in the PCC product line. In 1996 and 1995 research and development spending was $19.7 million.

 Income from Operations
 In Millions                   1997     Growth     1996    Growth    1995
 -----------                  -----     ------    -----    ------   -----
 Income from operations       $80.2      19.0%    $67.4     14.9%   $58.7

     Income from operations in 1997 increased 19.0% to $80.2 million from $67.4 million in 1996. This increase was due primarily to solid growth in the PCC product line and improved profitability in the Refractory product lines. This profitability occurred because of the successful implementation of the Company's strategy of introducing high-value, innovative products. Operating profits were negatively impacted by startup costs associated with the five new satellite PCC plants and some weakness in the Processed Minerals product line, specifically in talc products. In 1996, income from operations rose 14.9% to $67.4 million from $58.7 million in 1995. This growth was achieved through higher sales volumes in the PCC product line, greater profitability in the Refractory product lines and an overall decrease in costs and expenses. Operating profits in 1996 were negatively impacted by the higher cost of magnesia and startup costs associated with the six new satellite PCC plants.

 Non-Operating Deductions
 In Millions                   1997     Growth     1996    Growth    1995
 -----------                  ------    ------    ------   ------   ------
 Non-operating deductions,
    net                       $(8.0)     67.7%    $(4.8)   615.5%   $(0.7)

     Non-operating deductions in 1997 increased due to foreign exchange losses and higher net interest expense which resulted from a reduction in capitalized interest costs. These deductions were partially offset by higher interest income. The reduction in capitalized interest was due to lower levels of capital spending in the first nine months of 1997. Gross interest expense decreased 2.6% from the prior year to $8.2 million. The foreign exchange losses were approximately $1.7 million and occurred primarily in the joint ventures in Thailand, Indonesia and Korea. Interest expense increased in 1996 primarily as a result of higher interest costs associated with additional borrowings. Interest income and other income were significantly higher in 1995 due to higher levels of cash-on-hand and foreign exchange gains, respectively.

 Provision for Taxes on Income
 In Millions                      1997    Growth    1996    Growth    1995
 -----------                     -----    ------    -----   ------   -----
 Provision for taxes on income   $23.1    18.6%     $19.5    3.4%    $18.9

     The effective tax rate was 32.0% in 1997. In 1996, higher depletion and utilization of foreign tax credits decreased the effective tax rate to 31.1%; down 1.4 percentage points from the effective tax rate in 1995.

 Minority Interests
 In Millions                      1997    Growth    1996    Growth    1995
 -----------                     -----    ------    -----   ------   ------
 Minority interests              $(1.2)    N.A.     $  --    N.A.    $(0.4)

     Although the Company's consolidated joint ventures reflected profitable income from operations, they reported a net loss in 1997 due primarily to the aforementioned foreign exchange losses in Thailand, Indonesia and Korea. In 1996, foreign exchange had a minimal impact on these joint ventures.

 Net Income
 In Millions                      1997    Growth    1996    Growth    1995
 -----------                     -----    ------    -----   ------   ------
 Net income                      $50.3     16.7%    $43.1    9.0%     $39.5

     Net income increased 16.7% in 1997 to $50.3 million. In 1996, net income increased 9.0% to $43.1 million.

Liquidity and Capital Resources

     The Company's financial position remained strong during 1997. Cash flows in 1997 were provided principally from operations and were primarily applied to fund $77.3 million of capital expenditures. In addition, the Company remitted its required per annum principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000 and reduced its short-term debt. The Company also retired $7.3 million of Industrial Development Bonds due 2009. Cash provided from operating activities was the primary source of liquidity and amounted to $120.6 million in 1997, $69.9 million in 1996 and $58.3 million in 1995.

The Variable Fixed Rate Industrial Development Revenue Bonds due April 1, 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 4%.

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

On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock will be purchased on the open market from time to time.

In March 1998, the Company entered into a Memorandum of Understanding with another company for the sale of its Limestone Midwest business. Based at the Port Inland mine in Gulliver, MI, Limestone Midwest is the Company's only business unit competing for sales of limestone aggregate, a commodity business. Sales for Limestone Midwest were approximately $20.8 million in 1997. The Company does not expect any significant gain or loss to result from the sale of these operations.

The Company has also entered into a long-term lease of its Pima County, Arizona limestone facility with the Georgia Marble Company. Sales for this facility in 1997 were approximately $1.5 million.

The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at December 31, 1997.
The 1996 interest rate on the $12.0 million borrowed from these short-term bank credit lines was 6.93%. The Company anticipates that capital expenditures for 1998 will be approximately $90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and other opportunities that meet the
strategic growth objectives of the Company.   The Company expects to meet
its long-term financing requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

     Prospective Information and Factors That May Affect Future Results The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This annual report contains such forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "anticipate," "estimate," "expects," "projects," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

The Company cannot guarantee that any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results are subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. Discussion of certain risks, uncertainties and assumptions follow and are discussed under the heading entitled "Cautionary Factors That May Affect Future Results" in Item 1.

     Inflation
     Historically, inflation has not had a material adverse impact on the Company. The contracts pursuant to which the Company constructs and operates its satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation.

     Recently Issued Accounting Standards
     In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement required restatement of all prior-period EPS data presented and did not have a material impact on previously reported EPS data.

In 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company does not expect adoption of these standards to have a material impact on its Consolidated Financial
Statements.

     Year 2000 Conversion
     Management has initiated an enterprise-wide program to improve the capability of the current information systems and to prepare the Company's computer systems and applications for the year 2000. The Company is presently in the midst of installing systems which are year 2000-compliant and will replace the majority of the legacy information technology systems and applications. It is anticipated that such systems will be installed by the middle of 1999. The Company does not expect the total cost of the year 2000 conversion to have a material adverse effect on the Company's future results of operations and financial condition.

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

Item 11. Executive Compensation

         The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers," excluding the information under the captions "Performance Graph" and "Report of the Compensation and Nominating Committee on Executive Compensation," is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of January 30, 1998" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

         Pfizer and Quigley also agreed to indemnify the Company against any liability arising from on-site remedial waste site claims and for other claims that may be made in the future with respect to waste disposed of prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million that may arise or accrue within ten years after the closing of the initial public offering with respect to remediation of on-site conditions existing at the time of the closing of the initial public offering. The Company will be responsible for the first $1 million of such liabilities, 50% of all such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million. Further, Pfizer and Quigley agreed to indemnify the Company for non-remedial environmental claims resulting from activities or conditions occurring or existing prior to the closing of the initial public offering that are in excess of $10,000 and that are received within two years after the closing of the initial public offering, exclusive of compliance costs and consequential damages.

                              PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

    1. Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and Independent Auditors' Report are set forth on pages F-1 to F-18.

           Consolidated Balance Sheet as of December 31, 1997 and 1996 Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

           Notes to the Consolidated Financial Statements

           Independent Auditors' Report


    2.  Financial Statement Schedule.  The following financial statement schedule is filed as part of this Report:
                                                             Page
                                                              ----
        Schedule II - Valuation and Qualifying Account       S - 1

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


    3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.

    3.1    - Restated Certificate of Incorporation of the Company
    3.2    - Restated By-Laws of the Company (1)
    3.3 - Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company
    4.1    - Specimen Certificate of Common Stock
   10.1 - Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (1)

   10.1(a) - Agreement dated October 22, 1992 between Specialty
             Refractories Inc. and Quigley  Company Inc., amending Exhibit
             10.1 (2)
   10.1(b) - Letter Agreement dated October 29, 1992 between Specialty
             Refractories Inc. and Quigley Company Inc., amending Exhibit
             10.1 (2)
   10.2 - Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (1)
   10.2(a) - Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (2)
   10.3 - Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (1)
   10.4 - Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (1)
   10.4(a) - Agreement dated October 22, 1992 between Pfizer Inc, Barretts
             Minerals Inc. and Specialty Minerals Inc., amending Exhibits
             10.3 and 10.4 (2)
   10.5 - Form of Employment Agreement, together with schedule relating to executed Employment Agreements
   10.6 - Form of Severance Agreement, together with schedule relating to executed Severance Agreements (3)
   10.7    - Company Employee Protection Plan, as amended August 25,
             1994(3)
   10.8 - Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended January 25, 1996 (4)
   10.9 - Company Stock and Incentive Plan, as amended and restated as of May 25, 1995 (5)
   10.10   - Company Retirement Annuity Plan, as amended May 25, 1995 (4)
   10.11 - Company Nonfunded Supplemental Retirement Plan, as amended October 27, 1994 (6)
   10.12   - Company Savings and Investment Plan, as amended December 19,
             1994 (7)
   10.13 - Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended October 27, 1994 (6)
   10.14 - Rights Agreement, dated as of October 26, 1992, by and between the Company and Chemical Bank, as Rights Agent
   10.15 - Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (6)
   10.16 - Note Purchase Agreement, dated as of June 28, 1993, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $65,000,000 in aggregate principal amount of its 6.04% Guarantied Senior Notes
             Due June 11, 2000; together with a schedule regarding other contracts substantially identical in all material respects to the foregoing (8)
   10.17 - Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due
             July 24, 2006 (9)
   10.18 - Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (1)
   10.19 - Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc (8)
   21.1    - Subsidiaries of the Company
   23.1    - Report and Consent of Independent Auditors
   27      - Financial Data Schedule

  (1) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
  (2) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
  (3) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
  (4) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
  (5) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-8 (Registration No. 33-96558), originally filed September 1, 1995.
  (6) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  (7) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      June 29, 1997.
  (8) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.

  (9) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
      June 30, 1996.

(b)   Reports on Form 8-K
      There were no reports on Form 8-K filed by the Company during the fourth quarter of 1997.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Minerals Technologies Inc.


                                   By:      Jean-Paul Valles
                                       --------------------------------

                                         Jean-Paul Valles
                                         Chairman of the Board
                                         and Chief Executive Officer

March 16, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                      DATE
---------                           -----                      ----


/s/Jean-Paul Valles
--------------------
Jean-Paul Valles          Chairman of the Board and Chief    March 16, 1998
                            Executive Officer (principal
                            executive officer) and Director



/s/John R. Stack
--------------------

John R. Stack             Vice President-Finance and Chief   March 16, 1998
                            Financial Officer (principal
                            financial officer)



/s/Mario J. DiNapoli
--------------------

Mario J. DiNapoli         Controller and Chief Accounting    March 16, 1998
                            Officer (principal accounting
                            officer)

SIGNATURE                         TITLE                      DATE
---------                         -----                      ----

/s/John B. Curcio
------------------
John B. Curcio                   Director                    March 16, 1998




/s/Steven J. Golub
-------------------
Steven J. Golub                  Director                    March 16, 1998




/s/William L. Lurie
-------------------
William L. Lurie                 Director                    March 16, 1998




/s/Paul M. Meister
-------------------
Paul M. Meister                  Director                    March 16, 1998




/s/Michael F. Pasquale
----------------------
Michael F. Pasquale              Director                    March 16, 1998




/s/William C. Steere, Jr.
-------------------------
William C. Steere, Jr.           Director                    March 16, 1998

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             -----------------------------------------------
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Audited Financial Statements:

  Consolidated Balance Sheet as of December 31, 1997 and 1996           F-2

  Consolidated Statement of Income for the years ended
  December 31, 1997, 1996 and 1995                                      F-3

  Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                      F-4

  Consolidated Statement of Shareholders'  Equity for the years
  ended December 31, 1997, 1996 and 1995                                F-5

  Notes to Consolidated Financial Statements                            F-6
  Independent Auditor's Report                                         F-18

              MINERALS  TECHNOLOGIES  INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                             (thousands of dollars)
                                                            December 31,
                                                            ------------
                                                         1997         1996
                                                         ----         ----
Assets
Current assets:
  Cash and cash equivalents                            $41,525     $15,446
  Accounts receivable, less allowance for
    doubtful accounts: 1997--$3,266; 1996--$2,497      108,146     102,494
  Inventories                                           61,166      70,438
  Other current assets                                  15,745      13,902
      Total current assets                             226,582     202,280

Property, plant and equipment,
  less accumulated depreciation and depletion          500,731     501,067
Other assets and deferred charges                       14,094      10,514
                                                       -------     -------
Total assets                                          $741,407    $713,861
                                                       =======     =======
Liabilities and Shareholders' Equity
Current liabilities:
  Short-term debt                                     $    501    $ 12,339
  Current maturities of long-term debt                  13,488      13,000
  Accounts payable                                      33,163      29,223
  Income taxes payable                                  11,101       6,609
  Accrued compensation and related items                15,923      12,673
  Other current liabilities                             20,042      12,896
      Total current liabilities                         94,218      86,740

Long-term debt                                         101,571     104,900
Accrued postretirement benefits                         19,746      20,047
Deferred taxes on income                                44,664      39,238
Other noncurrent liabilities                            14,211      14,686
      Total liabilities                                274,410     265,611
                                                       -------     -------
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, without par value;
   1,000,000 shares authorized; none issued                --           --
  Common stock at par, $0.10 par value;
   100,000,000 shares authorized;
   issued 25,370,402 shares in 1997 and
   25,259,876 shares in 1996                             2,537       2,526
  Additional paid-in capital                           139,113     135,676
  Retained earnings                                    412,264     364,210
  Currency translation adjustment                      (13,456)     11,560
  Minimum pension liability adjustment                  (1,001)         --
  Unrealized holding gains                                 113         163
                                                       -------     -------
                                                       539,570     514,135
  Less common stock held in treasury, at cost;
  2,830,017 shares in 1997 and 2,660,017 shares
  in 1996                                               72,573      65,885
                                                       -------     -------
  Total shareholders' equity                           466,997     448,250
                                                       -------     -------
  Total liabilities and shareholders' equity          $741,407    $713,861
                                                       =======     =======

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENT OF INCOME
                   (thousands of dollars, except per share data)

                                                Year Ended December 31,
                                             -----------------------------
                                                1997      1996       1995
                                             --------   --------  --------
Net sales                                    $602,335   $555,988  $524,451
Operating costs and expenses:
 Cost of goods sold                           424,612    396,345   375,655
 Marketing, distribution and administrative
  expenses                                     77,104     72,485    70,464
Research and development expenses              20,391     19,740    19,658
                                              -------    -------   -------

Income from operations                         80,228     67,418    58,674

 Interest income                                1,765        966     1,984
 Interest expense                              (7,208)    (5,899)  (3,467)
Other income (deductions)                      (2,597)       139       813
                                              -------    -------   -------
Non-operating deductions, net                 (8,040)    (4,794)     (670)
                                              -------    -------   -------

Income before provision for taxes on
 income and minority interests                 72,188     62,624    58,004
Provision for taxes on income                  23,104     19,488    18,850
Minority interests                             (1,228)        39     (375)
                                              -------    -------   -------
Net income                                   $ 50,312   $ 43,097  $ 39,529
                                              =======    =======   =======

Basic earnings per share                     $   2.23   $   1.91  $   1.75
                                              =======    =======   =======
Diluted earnings per share                   $   2.18   $   1.86  $   1.72
                                              =======    =======   =======

See Notes to Consolidated Financial Statements which are an integral part of these statements.

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (thousands of dollars)

                                                  Year Ended December 31,
                                               ---------------------------
                                                 1997      1996      1995
                                               -------   -------   -------
Operating Activities
Net income                                      $50,312  $43,097   $39,529
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation, depletion and amortization       52,936   46,183    40,330
  Loss on disposal of property, plant and
   equipment                                        947      786       243
  Deferred income taxes                           3,689    3,361     5,925
  Other                                           (681)  (1,500)   (1,818)
  Changes in operating assets and liabilities:
   Accounts receivable                         (11,195)  (4,699)   (9,406)
   Inventories                                   7,512   (6,977)  (20,505)
   Other current assets                         (1,802)  (7,672)   (2,807)
   Accounts payable and accrued liabilities     14,506   (2,744)    2,591
   Income taxes payable                          4,564     (269)    3,182
   Other                                          (174)     382       999
                                                -------   ------    ------
Net cash provided by operating activities       120,614   69,948    58,263
                                                -------   ------    ------
Investing Activities
Purchases of property, plant and equipment (77,331) (97,308) (115,051) Proceeds from disposal of property, plant and
  equipment                                       3,916    1,073     1,003
                                                 ------   ------   -------
Net cash used in investing activities          (73,415) (96,235) (114,048)
                                                 ------   ------   -------
Financing Activities
Proceeds from issuance of short-term and
long-term debt                                   20,089  111,659    14,890
Repayment of short-term and long-term debt     (34,679) (77,237)   (2,100)
Purchase of common shares for treasury           (6,688)  (5,885)       --
Cash dividends paid                             (2,258)  (2,262)   (2,264)
Proceeds from issuance of stock under stock
  option plan                                     2,436    2,466       711
Equity and debt proceeds from minority
  interests                                       3,214    2,500       816
                                                 ------   ------    ------
Net cash (used in) provided by financing
  activities                                    (17,886)  31,241    12,053
                                                 ------   ------    ------
Effect of exchange rate changes on cash
  and cash equivalents                          (3,234)    (826)   (1,190)
                                                 ------   ------    ------
Net increase (decrease) in cash and cash
  equivalents                                   26,079    4,128   (44,922)
Cash and cash equivalents at beginning of year  15,446   11,318    56,240
                                                ------   ------    ------
Cash and cash equivalents at end of year        $41,525  $15,446   $11,318
                                                ======   ======    ======

See Notes to Consolidated Financial Statements which are an integral part of these statements.

[CAPTION]
                  MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (In thousands)

                                        Additional             Currency
                        Common Stock     Paid-in    Retained  Translation
                      Shares  Par Value  Capital    Earnings  Adjustment
                      ------  ---------- -------    --------  -----------
Balance as of
 January 1, 1995      25,110   $2,511    $132,134 $286,110    $ 20,222
Net income                --       --          --   39,529          --
Dividends declared        --       --          --   (2,264)         --
Employee benefit
 transactions             43        4       1,087       --          --
Currency translation
 adjustment               --       --          --       --      (3,291)
Unrealized holding
 losses, net              --       --          --       --          --
                      ------    -----     -------   -------     ------
Balance as of
 December 31, 1995    25,153    2,515     133,221   323,375     16,931
Net income                --       --          --    43,097         --
Dividends declared        --       --          --    (2,262)        --
Employee benefit
 transactions            107       11       2,455        --         --
Currency translation
 adjustment               --       --          --        --     (5,371)
Purchase of common
 stock                    --       --          --        --         --
Unrealized holding
 gains, net               --       --          --        --         --
                      ------   ------     -------   -------     ------
Balance as of
 December 31, 1996    25,260    2,526     135,676   364,210     11,560
Net income                --       --          --    50,312         --
Dividends declared        --       --          --    (2,258)        --
Employee benefit
 transactions            110       11       2,837        --         --
Income tax benefit
 arising from
 employee stock
 option plans             --       --         600        --         --
Currency translation
 adjustment               --       --          --        --    (25,016)
Minimum pension
 liability adjustment     --       --          --        --         --
Purchase of common
 stock                    --       --          --        --         --
Unrealized holding
 losses, net              --       --          --        --         --
                      ------   ------    --------  --------   --------
Balance as of
 December 31, 1997    25,370   $2,537    $139,113  $412,264   $(13,456)
                      ======   ======    ========  ========   ========

See Notes to Consolidated Financial Statements which are an integral part of these statements.

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (In thousands)(Continued)

                          Minimum    Unreal-
                          Pension     ized
                         Liability  Holding  Treasury Stock
                        Adjustment   Gains   Shares    Cost      Total
                        ----------  -------  ------  --------  --------

Balance as of
 January 1, 1995           $  --     $121    (2,500) $(60,000) $381,098
Net income                    --       --        --        --    39,529
Dividends declared            --       --        --        --    (2,264)
Employee benefit
 transactions                 --       --        --        --     1,091
Currency translation
 adjustment                   --       --        --        --    (3,291)
Unrealized holding
 losses, net                  --      (10)       --        --       (10)
                           -----    -----    ------    ------   -------
Balance as of
 December 31, 1995            --      111    (2,500)  (60,000)  416,153
Net income                    --       --        --        --    43,097
Dividends declared            --       --        --        --    (2,262)
Employee benefit
 transactions                 --       --        --        --     2,466
Currency translation
 adjustment                   --       --        --        --    (5,371)
Purchase of common
 stock                        --       --      (160)   (5,885)   (5,885)
Unrealized holding
 gains, net                   --       52        --        --        52
                           -----    -----    ------    ------    ------

Balance as of
 December 31, 1996            --      163    (2,660)  (65,885)  448,250
Net income                    --       --        --        --    50,312
Dividends declared            --       --        --        --    (2,258)
Employee benefit
 transactions                 --       --        --        --     2,848
Income tax benefit
 arising from
 employee stock
 option plans                 --       --        --        --       600
Currency translation
 adjustment                   --       --        --        --   (25,016)
Minimum pension
 liability adjustment     (1,001)      --        --        --    (1,001)
Purchase of common
 stock                        --       --      (170)   (6,688)   (6,688)
Unrealized holding
 losses, net                  --      (50)       --        --       (50)
                         -------     ----    ------  --------   --------
Balance as of
 December 31, 1997       $(1,001)    $113    (2,830) $(72,573)  $466,997
                         =======     ====    ======  ========   ========
See Notes to Consolidated Financial Statements which are an integral part of these statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $8.6 million and $6.0 million at December 31, 1997 and 1996, respectively.

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

     International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

     Income Taxes
     Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings which, for the most part, are expected to be reinvested overseas.

     Stock-Based Compensation
     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which requires expanded disclosures of stock-based compensation arrangements with employees. SFAS No. 123 establishes an alternative method of accounting for stock-based compensation awarded to employees which provides for the recognition of compensation cost to be measured based on the fair value of the equity instrument awarded. The Company, however, has elected to continue to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed below under "Capital Stock -- Stock and Incentive Plan" the pro forma effect of the fair value method on net income and earnings per share.

     Postretirement Benefits
The Company accrues the cost of postretirement benefits during the employee's active working career as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS 106").

     Earnings Per Share
     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement.

     Basic EPS are based upon the weighted average number of common shares outstanding during the period.

     Diluted EPS are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:

  Thousands of Dollars                1997        1996       1995
                                    -------     -------    -------
  Domestic                          $48,746     $47,410    $42,799
  Foreign                            23,442      15,214    $15,205
                                    -------     -------    -------
  Total income before provision
    for income taxes                $72,188     $62,624    $58,004
                                    =======     =======    =======

The provision for taxes on income consists of the following:

  Thousands of Dollars                1997        1996       1995
                                    -------     -------    -------
  Domestic
  Taxes currently payable
    Federal                          $7,862      $7,845     $6,455
  State and local                     2,938       3,593      2,044
  Deferred income taxes               4,634       3,291      5,746
  Domestic tax provision             15,434      14,729     14,245

  Foreign
  Taxes currently payable             8,615       4,689      4,426
  Deferred income taxes                (945)         70        179
                                    -------     -------    -------
  Foreign tax provision               7,670       4,759      4,605
  Total tax provision               $23,104     $19,488    $18,850
                                    =======     =======    =======

The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

              MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

  Percentages                              1997       1996     1995
                                           ----      -----    -----
  U.S. statutory tax rate                  35.0%      35.0%    35.0%
  Depletion                                (3.7)      (5.5)   ( 4.7)
  Difference between tax provided on
   foreign earnings and the U.S.
   statutory rate                          (0.8)      (0.9)    (1.2)
   State and local taxes                    2.9        3.9      3.5
  Tax credits                              (0.8)      (2.4)   ( 0.3)
  Other                                    (0.6)       1.0      0.2
                                           ----       ----     ----
  Consolidated effective tax rate          32.0%      31.1%    32.5%
                                           ====       ====     ====

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

   Thousands of Dollars                                 1997      1996
                                                        ----      ----
   Deferred tax assets:
   Pension and postretirement benefits cost reported
     for financial statement purposes in excess of
     amounts deductible for tax purposes              $7,196    $8,775
   State and local taxes                               2,789     2,650
   Accrued expenses                                    3,121     2,684
   Alternative minimum tax                             3,686     8,324
   Other                                               2,060     1,818
                                                      ------    ------
   Total deferred tax assets                          18,852    24,251
                                                      ------    ------
   Deferred tax liabilities:
   Plant and equipment, principally due to
     differences in depreciation                      61,093    61,353
   Other                                               2,423     2,136
                                                      ------    ------
   Total deferred tax liabilities                     63,516    63,489
                                                      ------    ------
   Net deferred tax liability                        $44,664   $39,238
                                                      ======    ======

A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

Net cash paid for income taxes was $14.2 million, $15.4 million and $11.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $57.0 million of foreign subsidiaries' undistributed earnings as of December 31, 1997 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1.7 million.

Net foreign currency exchange gains (losses), included in other income (deductions) in the Consolidated Statement of Income, were $(1,721,000), $296,000 and $1,620,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the currency translation adjustment included in the shareholders' equity section of the Consolidated Balance Sheet are as follows:

  Thousands of Dollars                             1997        1996
                                                 --------     -------
  Currency translation adjustment, January 1     $ 11,560     $16,931
  Translation adjustments and hedges              (25,016)     (5,371)
                                                  -------      ------
  Currency translation adjustment, December 31   $(13,456)    $11,560
                                                  =======      ======
Inventories
  The following is a summary of inventories by major category:

  Thousands of Dollars                             1997        1996
                                                  -------     -------
  Raw materials                                   $19,605     $23,585
  Work in process                                   5,858       8,513
  Finished goods                                   19,812      20,670
  Packaging and supplies                           15,891      17,670
                                                  -------     -------
  Total inventories                               $61,166     $70,438
                                                  =======     =======
Property, Plant and Equipment
  The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

  Thousands of Dollars                             1997        1996
                                                  -------     -------
  Land                                            $22,697     $22,503
  Quarries/mining properties                       24,148      23,143
  Buildings                                       107,865     107,578
  Machinery and equipment                         598,190     569,066
  Construction in progress                         47,594      43,429
  Furniture and fixtures and other                 49,775      47,163
                                                  -------     -------
                                                  850,269     812,882
  Less: Accumulated depreciation and depletion    349,538     311,815
                                                  -------     -------
                                                 $500,731    $501,067
                                                  =======     =======

Financial Instruments and Concentrations of Credit Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable and payable, and accrued liabilities:
The carrying amounts approximate fair value because of the short maturity of these instruments.

Available-for-sale securities:
The available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair values are based on quoted market prices and are as follows:

                         1997                     1996
               ------------------------  ------------------------
Thousands      Market  Gross Unrealized  Market  Gross Unrealized
of Dollars     Value    Holding Gains     Value    Holding Gains
----------     ------  ----------------  ------  ----------------
Common Stock    $424              $230   $558               $340


                        1995
               ------------------------
Thousands      Market  Gross Unrealized
of Dollars      Value    Holding Gains
----------     ------  ----------------
Common Stock     $427              $231

The unrealized holding gains, net of taxes, were $113,000, $163,000 and $111,000, respectively, at December 31, 1997, 1996 and 1995 and are included as a separate component of shareholders' equity.

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Short-term debt and other liabilities:
The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturity of these instruments.

Long-term debt:
The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt which approximates the carrying amount.
Forward exchange contracts:
The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. It does not engage in speculation. The effect of this practice is to delay on a rolling basis the impact of foreign exchange rate movements on the Company's operating results. The Company's foreign exchange contracts do not subject the Company to risk from exchange rate movements because gains and losses on these contracts offset losses and gains on the assets, liabilities and transactions being hedged. There were
no open forward exchange contracts outstanding at December 31, 1997.   At
December 31, 1996, the Company had open forward exchange contracts to sell $1.1 million of foreign currencies. The difference between these contract values and the fair value of these instruments was not significant at December 31, 1996.

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

Long-Term Debt and Commitments
 The following is a summary of long-term debt:

 Thousands of Dollars                                    1997     1996
                                                         ----     ----
 7.70% Industrial Development Revenue Bond Series
    1990 Due 2009                                     $    --  $ 7,300
 7.75% Economic Development Revenue Bonds Series
    1990 Due 2010 (secured)                             4,600    4,600
 Variable/Fixed Rate Industrial Development Revenue
    Bonds Due 2009                                      4,000    4,000
 Variable/Fixed Rate Industrial Development Revenue
    Bonds Due April 1, 2012                             7,545       --
 Variable/Fixed Rate Industrial Development Revenue
    Bonds Due August 1, 2012                            8,000       --
 6.04% Guarantied Senior Notes Due June 11, 2000       39,000   52,000
 7.49% Guaranteed Senior Notes Due July 24, 2006       50,000   50,000
 Other borrowings                                       1,914       --
                                                      -------  -------
                                                      115,059  117,900
 Less: Current maturities                              13,488   13,000
                                                      -------  -------
    Long-term debt                                   $101,571 $104,900
                                                      =======  =======

The 7.70% Industrial Development Revenue Bond Due 2009 was a tax exempt, 19-year instrument issued to finance a PCC plant in Mobile, Alabama. The bond was dated August 1, 1990 with a mandatory put by the purchaser on August 1, 2002 and an optional put by the purchaser following a downgrade in the rating of the bond below "A". The bond was subject to redemption in whole or in part by the Development Board on or after August 1, 1997 at varying prices. On July 31, 1997, the company retired this bond.

The 7.75% Economic Development Revenue Bonds Due 2010 are tax-exempt, 20-year instruments issued to finance a PCC plant in Eastover, South Carolina.
The bonds are dated September 1, 1990 with a mandatory put on September 1, 2000 and an optional put by the purchaser following a downgrade in the rating of the bonds below ``A''. Pfizer is a guarantor on these bonds.

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the
variable rate option.   The Company has selected the variable rate option
on these borrowings and the average interest rate was approximately 4%.

The Variable Fixed Rate Industrial Development Revenue Bonds due April 1, 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 4%.

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

On June 28, 1993, through a private placement, the Company issued $65 million of 6.04% Guarantied Senior Notes (the "Notes") due June 11, 2000. The proceeds from the sale of the Notes were used to finance the purchase of 2.5 million shares of treasury stock, and for other corporate purposes. Interest on the Notes is payable semi-annually. Required principal payments, in equal installments of $13 million per annum, commenced in 1996.

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

The Company has available approximately $110 million in uncommitted,
short-term bank credit lines.    There were no borrowings on these credit
lines
on December 31, 1997. On December 31, 1996, borrowings on these credit lines amounted to $12.0 million with an interest rate of 6.93%. The Company had approximately $108.0 million in unused lines of credit at December 31, 1996.

During 1997, 1996 and 1995, respectively, the Company incurred interest costs of $8,198,000, $8,417,000 and $5,308,000 including $990,000,
$2,518,000 and $1,841,000, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Benefit Plans

   Pension Plans
   The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

The components of net periodic pension cost are as follows:

Millions of Dollars                                1997   1996   1995
                                                   ----   ----   ----

Service cost -- benefits earned during the period  $4.1   $4.6   $3.8
Interest cost on projected benefit obligations      5.2    5.0    4.3
Actual return on plan assets                      (13.0)  (7.7)  (9.9)
Net amortization and deferral                       7.7    3.5    6.8
                                                   ----   ----   ----
Net periodic pension cost                          $4.0   $5.4   $5.0
                                                   ====   ====   ====

The long-term rate of return on plan assets used in the determination of net periodic pension cost was 9.25% for 1997, 9% for 1996 and 10% for 1995.

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actuarial assumptions used in the measurement of the projected benefit obligations for U.S. plans were:

                                                   1997   1996   1995
                                                   ----   ----   ----
Discount rate                                      7.25%  7.75%  7.25%
Rate of increase in salary levels                  4.25%  4.75%  4.50%

The funded status of the Company's pension plans at December 31, 1997 and 1996 is as follows:
                                        1997      1997     1996     1996
                                        Over-     Under-   Over-    Under-
                                        Funded    Funded   Funded   Funded
Millions of Dollars                     Plans     Plans    Plans    Plans
                                        ------    ------   ------   ------
 Actuarial present value of
  accumulated benefit obligations:
    Vested                             $(49.1)    $(10.0)  $(43.6)  $(8.7)
    Non-vested                           (9.1)      (1.8)    (8.2)   (1.7)
                                        -----      -----    -----   -----
       Total                            (58.2)     (11.8)   (51.8)  (10.4)
Effect of future salary increases        (6.9)      (2.1)    (6.1)   (2.6)
Projected benefit obligations           (65.1)     (13.9)   (57.9)  (13.0)
Plan assets at fair value                78.0        5.2     65.4     4.4
                                        -----      -----    -----   -----
Plan assets in excess of/(less than)
    projected benefit obligations        12.9       (8.7)     7.5    (8.6)
Unrecognized underfunding at date
    of adoption                           3.1        0.4      3.8     0.4
Unrecognized net (gains)/losses          (8.4)       1.9     (5.6)    1.0
Unrecognized prior service costs          1.9        1.0      2.1     1.1
Additional minimum liability               --       (1.9)      --    (0.8)
                                        -----      -----    -----   -----
Net pension asset/(liability)
    included in Consolidated
    Balance Sheet                      $  9.5      $(7.3)   $ 7.8   $(6.9)
                                        =====      =====    =====   =====

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

   Savings and Investment Plans
   The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company contributions amounted to $3.1 million, $3.0 million and $3.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

The components of the net periodic postretirement benefit cost are as follows:

Millions of Dollars                            1997     1996     1995
-------------------                           -----    -----    -----

Service cost-benefits earned during the year  $ 0.8    $ 0.8    $ 0.7
Interest cost on accumulated postretirement
   benefit obligations                          0.9      0.8      0.7
Amortization of prior service cost             (1.7)    (1.7)    (1.7)
                                              -----    -----    -----
Net periodic postretirement benefits cost     $  --    $(0.1)   $(0.3)
                                              =====    =====    =====

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The actuarial and recorded liabilities for postretirement benefits are as follows:

Millions of Dollars                                    1997      1996
-------------------                                  -------   -------

Accumulated postretirement benefit obligation:
  Retirees                                          $ (2.31)  $ (1.22)
  Fully eligible active plan participants             (4.20)    (4.44)
  Other active plan participants                      (7.43)    (6.51)
                                                     ------    ------
Total                                                (13.94)   (12.17)
Unrecognized prior service cost                       (7.18)    (8.89)
Unrecognized net loss                                  1.37      1.01
                                                     ------    ------
Accrued postretirement benefit liability            $(19.75)  $(20.05)
                                                     ======    ======

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.75% at December 31, 1997 and 1996, respectively. Compensation levels are assumed to increase at a rate of 4.25% and 4.75%, respectively, at December 31, 1997 and 1996.

For measurement purposes, a health care cost trend rate of approximately 10.5% for pre-age-65 benefits and 8.5% for post-age-65 benefits was used. This trend rate will decrease to 5.3% in the year 2005 and thereafter.

A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1997 by approximately $110,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $9,000.

Leases

   Rent expense for the years ended December 31, 1997, 1996 and 1995, amounted to approximately $4.2 million, $4.2 million and $4.3 million, respectively. Total future minimum rental commitments under all noncancellable leases for the years 1998 through 2002 and thereafter are approximately $2.1 million, $2.0 million, $1.8 million, $1.8 million, $1.5 million and $16.7 million, respectively.

The Company has entered into a long-term direct financing lease of its Pima County, Arizona limestone facility with another company. Total future minimum payments to be received under direct financing leases for the years 1998 through 2002 and thereafter are approximately $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $3.3 million, respectively.

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

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company and its subsidiary, Specialty Minerals Inc., are defendants in a lawsuit, captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc. which was filed on July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton seeks reimbursement. While all litigation contains an element of uncertainty, the Company and Specialty Minerals Inc. believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to vigorously defend all such claims, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Capital Stock

   The Company's authorized capital stock consists of 100 million shares of common stock, par value $.10 per share, of which 22,540,385 shares and 22,599,859 shares were outstanding at December 31, 1997 and 1996, respectively, and 1 million shares of preferred stock, none of which were issued and outstanding.

   Cash Dividends
   Cash dividends of $2.3 million or $.10 per common share were paid during 1997. In January 1998, a cash dividend of approximately $565,000 or $ .025 per share, was declared, payable in the first quarter of 1998.

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

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the Plan:

                                                   Under Option
                                           ---------------------------
                                   Shares             Weighted Average
                                 Available            Exercise Price
                                 for Grant   Shares     Per Share ($)
                                 ---------  --------- ----------------

Balance January 1, 1995           881,128   1,112,414       22.77
Authorized                      1,000,000          --         --
Granted                            (8,000)      8,000       29.75
Exercised                              --     (34,960)      22.625
Canceled                           17,805     (17,805)      22.625
Balance December 31, 1995       1,890,933   1,067,649       22.83
Granted                          (804,111)    804,111       30.625
Exercised                              --    (108,911)      22.90
Canceled                           15,069     (15,069)      30.06
Balance December 31, 1996       1,101,891   1,747,780       26.36
Exercised                              --     (96,290)      24.38
Canceled                           23,473     (23,473)      30.35
Balance December 31, 1997       1,125,364   1,628,017       26.41

In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." There were no stock options granted in 1997. The weighted-average fair value per option at the date of grant for options granted during 1996 was $9.64. The fair value was estimated using the Black-Scholes option pricing model, modified for dividends, and the following weighted-average assumptions:

Expected life (years)                      5
Interest rate                            6.20%
Volatility                              21.53%
Expected dividend yield                  0.33%

Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1996 were as follows:

(Millions of dollars, except per share amounts)     1997       1996
-----------------------------------------------    -----      -----

Net income                     As reported         $50.3      $43.1
                               Pro forma           $48.8      $41.6

Basic earnings per share       As reported         $2.23      $1.91
                               Pro forma           $2.16      $1.84

Diluted earnings per share     As reported         $2.18      $1.86
                               Pro forma           $2.11      $1.80

The amounts disclosed may not be representative of the effects on reported net income for future years. The effect on reported net income for 1995 was not material and, accordingly, was not disclosed.

The following table summarizes information concerning Plan options outstanding at December 31, 1997:

          Options Outstanding                      Options Exercisable
------------------------------------------  -------------------------------
                   Weighted
                   Average     Weighted                            Weighted
                    Number     Remaining     Average    Number     Average
  Range of       Outstanding  Contractual   Exercise  Exercisable  Exercise
Exercise Prices  at 12/31/97  Term (Years)    Price   at 12/31/97   Price
---------------  -----------  ------------  --------  -----------  --------
$ 22.625-29.75      879,547        5.2       $ 22.83     879,547   $ 22.83
  $ 30.625          748,470        8.1       $ 30.625    249,490   $ 30.625

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share (EPS)

 Basic EPS                                1997        1996       1995
                                        -------     -------    -------

 Net income                             $50,312     $43,097    $39,529

 Weighted average shares outstanding     22,558      22,621     22,633
                                        -------     -------    -------
 Basic earnings per share               $  2.23     $  1.91    $  1.75
                                        =======     =======    =======

Diluted EPS                               1997        1996       1995
                                        -------     -------    -------
Net income                              $50,312     $43,097    $39,529
                                        -------     -------    -------

 Weighted average shares outstanding     22,558      22,621     22,633
 Dilutive effect of stock options           555         511        406
                                        -------     -------    -------
 Weighted average shares outstanding,
  adjusted                               23,113      23,132     23,039
                                        -------     -------    -------
 Diluted earnings per share             $  2.18     $  1.86    $  1.72
                                        =======     =======    =======

Geographic Data

The Company operates in one segment, i.e., specialty minerals. This segment includes the sale of mineral-based products and services principally to the paper, iron and steel, construction, paint and automotive industries.

The Company's consolidated operations outside the United States are organized into geographic regions. All intercompany transactions have been eliminated.

Identifiable assets are those assets applicable to the respective geographic locations.

                                    Canada/
          United                    Latin               Elimina-   Consoli-

($ 000)   States   Europe    Asia    America   Africa   tions       dated
------------------------------------------------------------------------------
1997
Net sales $414,385  $ 76,023  $44,609 $ 59,925  $ 7,393  $ --      $602,335
Inter-
company
 sales      20,847        --       --       --       --  (20,847)        --

Total     $435,232  $ 76,023  $44,609  $59,925  $ 7,393 $(20,847)  $602,335
Income from
operations $ 47,896 $  8,818  $ 6,916  $14,965  $ 1,633  $    --   $ 80,228
Identifiable
 assets   $507,601  $104,201  $57,594  $62,292  $ 9,719  $    --   $741,407

1996
Net sales $383,033  $ 69,540  $44,059  $52,282  $ 7,074  $    --   $555,988
Inter-
company
 sales      20,307       735       --       --       --  $(21,042)        --

Total     $403,340  $ 70,275  $44,059  $52,282  $ 7,074  $(21,042)  $555,988
Income from
operations $44,463  $  5,767  $ 4,416  $11,466  $ 1,306  $    --    $ 67,418
Identifiable
 assets   $480,550  $ 99,064  $70,055  $59,432  $ 4,760  $    --    $713,861

1995
Net sales $360,171  $61,494   $54,102  $37,873  $10,811  $    --    $524,451
Inter-
company
 sales      15,585       --        --       --       --  $(15,585)        --

Total     $375,756  $61,494   $54,102  $37,873  $10,811  $(15,585)  $524,451
Income from
operations $39,080  $ 3,746   $ 1,692  $11,687  $ 2,469  $    --    $ 58,674
Identifiable
 assets   $432,090  $91,635   $72,971  $45,009  $ 7,439  $    --    $649,144

----------------------------------------------------------------------------

              MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share Amounts

1997 Quarters                        First    Second      Third    Fourth
                                   --------  --------   --------  --------

Net sales                          $137,626  $151,765   $155,012  $157,932
Gross profit                         40,525    44,365     46,424    46,409
Net income                           10,568    12,361     13,713    13,670
Earnings per share:
 Basic                                 0.47      0.55       0.61      0.61
 Diluted                               0.46      0.54       0.59      0.59
 Market Price Range of Common Stock
 High                                42 7/8    40 7/8   44 15/16   46  1/8
 Low                                 34        32 1/8   36   1/8   39  1/2
 Close                               34 1/4    37 1/4   44   3/4   45 7/16

 Dividends paid per common share      $.025     $.025      $.025     $.025


Thousands of Dollars, Except Per Share Amounts

1996 Quarters                        First    Second      Third    Fourth
                                   --------  --------   --------  --------

Net sales                          $128,109  $140,466   $144,121  $143,292
Gross profit                         35,032    41,109     41,581    41,921
Net income                            8,547    10,807     11,890    11,853
Earnings per share:
 Basic                                 0.38      0.48       0.53      0.52
 Diluted                               0.37      0.47       0.51      0.51
 Market Price Range of Common Stock
 High                                37 3/4    39 3/8     40        41 3/8
 Low                                 30 1/4    33         34 1/8    36 3/8
Close                                34 5/8    34 1/4     36 5/8    41

Dividends paid per common share       $.025     $.025      $.025     $.025

---------------------------------------------------------------------------


Independent Auditors' Report

   The Board of Directors and Shareholders
   Minerals Technologies Inc.:

     We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

New York, New York
January 22, 1998

---------------------------------------------------------------------------

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



Jean-Paul Valles
Chairman of the Board and Chief Executive Officer




John R. Stack
Vice President, Finance and Chief Financial Officer



Mario J. DiNapoli
Controller and Chief Accounting Officer

January 22, 1998

             MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                            (thousands of dollars)

                                     Additions
                         Balance at  Charged to                    Balance
                         Beginning   Costs and                      at End
Description              of Period   Expenses   Deductions(a)(b)  of Period
-----------              ---------   ---------- ---------------   ---------

Year ended December 1997
 Valuation and
 qualifying accounts
 deducted from assets to
 which they apply
Allowance for doubtful
 accounts                  $2,497      $1,554          $784         $3,267
                           ======      ======          ====         ======

Year ended December 1996
 Valuation and
 qualifying accounts
 deducted from assets to
 which they apply
Allowance for doubtful
 accounts                  $3,088         $79          $670         $2,497
                           ======      ======          ====         ======
Year ended December 1995
 Valuation and
 qualifying accounts
 deducted from assets to
 which they apply
Allowance for doubtful
 accounts                  $2,786        $448          $146         $3,088
                           ======      ======          ====         ======

(a)   Includes impact of translation of foreign currencies.
(b)   Uncollectible accounts charged against allowance accounts.

       S-1