Form 10-Q
period 1998-03-29
MINERALS TECHNOLOGIES INC
filed 1998-05-12
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q



 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998


                               OR


 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


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


               YES      X               NO
                   ----------              ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                   OUTSTANDING AT April 24, 1998
Common Stock, $.10 par value                  22,524,997

                     MINERALS TECHNOLOGIES INC.

                         INDEX TO FORM 10-Q




                                                       Page No.
                                                       --------

PART I. FINANCIAL INFORMATION

Item 1.

   Financial Statements:

      Condensed Consolidated Statement of Income for
      the three-month periods ended March 29, 1998 and
      March 30, 1997                                       3

      Condensed Consolidated Balance Sheet as of
      March 29, 1998 and December 31, 1997                 4

      Condensed Consolidated Statement of Cash Flows
      for the three-month periods ended March 29, 1998
      and March 30, 1997                                   5

      Notes to Condensed Consolidated Financial
      Statements                                           6

   Independent Auditors' Report                            8

Item 2.

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                      10

Item 6.

   Exhibits and Reports on Form 8-K                       10

Signature                                                 11

                  PART I.   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                          THREE MONTHS ENDED
                                        -----------------------
                                        MARCH 29,     MARCH 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)      1998          1997
                                           ----          ----

Net sales                              $ 144,102     $ 137,626
Operating costs and expenses:
  Cost of goods sold                      99,273        97,101
  Marketing, distribution and
    administrative expenses               18,854        18,329
  Research and development expenses        4,877         5,045
                                         -------       -------
Income from operations                    21,098        17,151
Non-operating deductions, net              1,309         1,469
Income before provision for taxes
  on income and minority interests        19,789        15,682
Provision for taxes on income              6,428         5,017
Minority interests                           560            97
                                         -------       -------
Net income                              $ 12,801      $ 10,568
                                         =======       =======



Earnings per share:

  Basic                                 $   0.57      $   0.47

  Diluted                               $   0.55      $   0.46


Cash dividends declared per common
  share                                 $  0.025      $  0.025


Shares used in the computation of
  earnings per share

  Basic                                   22,548        22,588

  Diluted                                 23,215        23,110


See accompanying Notes to Condensed Consolidated Financial
Statements.
                               - 3 -

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED BALANCE SHEET


                             ASSETS

(THOUSANDS OF DOLLAR S)                  MARCH 29, DECEMBER 31,
                                            1998*      1997**
                                            ----       ----
Current assets:
  Cash and cash equivalents              $ 42,248  $  41,525
  Accounts receivable, net                111,220    108,146
  Inventories                              61,970     61,166
  Other current assets                     16,715     15,745
                                          -------    -------
      Total current assets                232,153    226,582

Property, plant and equipment, less
  accumulated depreciation and
  depletion March 29, 1998: $359,030;
  Dec. 31, 1997: $349,538                 504,137    500,731
Other assets and deferred charges          15,330     14,094
                                          -------    -------
      Total assets                       $751,620   $741,407
                                          =======    =======

            LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                        $ 13,689   $ 13,989
  Accounts payable                         34,433     33,163
  Other current liabilities                45,091     47,066
                                          -------    -------
      Total current liabilities            93,213     94,218

Long-term debt                            101,546    101,571
Other non-current liabilities              81,586     78,621
                                          -------    -------
      Total liabilities                   276,345    274,410
                                          -------    -------
Shareholders' equity:
  Common stock                              2,545      2,537
  Additional paid-in capital              141,191    139,113
  Retained earnings                       424,500    412,264
  Accumulated other comprehensive loss    (15,260)   (14,344)
                                          -------    -------
                                          552,976    539,570
  Less treasury stock                      77,701     72,573
                                          -------    -------
      Total shareholders' equity          475,275    466,997
                                          -------    -------
      Total liabilities and
        shareholders' equity             $751,620   $741,407
                                          =======    =======
*   Unaudited

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial
Statements.
                            - 4 -

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH  FLOWS
                            (UNAUDITED)

                                          THREE MONTHS ENDED
                                          ------------------
           (THOUSANDS OF DOLLARS)         MARCH 29,  MARCH 30,
                                             1998       1997
                                             ----       ----
OPERATING ACTIVITIES

Net income                                $ 12,801   $ 10,568
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation, depletion and
       amortization                         13,209     12,141
     Other non-cash items                    2,922        782
     Net changes in operating assets
       and liabilities                      (5,594)      (778)
                                            ------     ------
Net cash provided by operating activities   23,338     22,713
                                            ------     ------
INVESTING ACTIVITIES

Purchases of property, plant and
  equipment                                (18,655)   (13,642)
Other investing activities, net                374        157
                                            ------     ------
Net cash used in investing activities      (18,281)   (13,485)
                                            ------     ------
FINANCING ACTIVITIES

Proceeds from issuance of short-term
  and long-term debt                           273      2,060
Repayment of short-term debt                  (551)    (8,109)
Purchase of common shares for treasury      (5,128)    (2,161)
Dividends paid                                (565)      (564)
Proceeds from issuance of common stock       2,086        578
                                            ------     ------
Net cash used in financing activities       (3,885)    (8,196)
                                            ------     ------
Effect of exchange rate changes on cash
  and cash equivalents                        (449)      (752)
                                            ------     ------
Net increase in cash and cash equivalents      723        280
Cash and cash equivalents at beginning
  of period                                 41,525     15,446
                                            ------     ------
Cash and cash equivalents at end
  of period                                $42,248    $15,726
                                            ======     ======

Interest paid                              $ 2,235    $ 2,531
                                            ======     ======
Income taxes paid                          $ 3,381    $ 1,318
                                            ======     ======

See accompanying Notes to Condensed Consolidated Financial
Statements.

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY  COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- INVENTORIES

   The following is a summary of inventories by major category:

                                     MARCH 29,     DECEMBER 31,
   (THOUSANDS OF DOLLARS)               1998           1997
                                        ----           ----
     Raw material                     $20,022        $19,605
     Work in process                    5,444          5,858
     Finished goods                    20,182         19,812
     Packaging and supplies            16,322         15,891
                                       ------         ------
     Total inventories                $61,970        $61,166
                                       ======         ======

NOTE 3 -- LONG-TERM DEBT AND COMMITMENTS

   The following is a summary of long-term debt:

                                     MARCH 29,     DECEMBER 31,
   (THOUSANDS OF DOLLARS)               1998           1997
                                        ----           ----
7.75% Economic Development
   Revenue Bonds Series 1990
   Due 2010 (secured)                 $ 4,600        $ 4,600
Variable/Fixed Rate Industrial
   Development Revenue Bonds Due 2009   4,000          4,000
Variable/Fixed Rate Industrial
   Development Revenue Bonds
   Due April 1, 2012                    7,545          7,545
Variable/Fixed Rate Industrial
   Development Revenue Bonds
   Due August 1, 2012                   8,000          8,000
6.04% Guarantied Senior Notes
   Due June 11, 2000                   39,000         39,000
7.49% Guaranteed Senior Notes
   Due July 24, 2006                   50,000         50,000
Other borrowings                        1,868          1,914
                                      -------        -------
                                      115,013        115,059
Less: Current maturities               13,467         13,488
                                      -------        -------
   Long-term debt                    $101,546       $101,571
                                      =======        =======

NOTE 4 -- EARNINGS PER SHARE (EPS)

   Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:

BASIC EPS
(IN THOUSANDS, EXCEPT PER SHARE      MARCH 29,      MARCH 30,
  DATA)                                 1998           1997
                                        ----           ----
Net income                           $ 12,801       $ 10,568
Weighted average shares outstanding    22,548         22,588
                                       ------         ------
Basic earnings per share             $   0.57       $   0.47
                                       ======         ======
DILUTED EPS
Net income                           $ 12,801       $ 10,568
                                       ------         ------
Weighted average shares outstanding    22,548         22,588
Dilutive effect of stock options          667            552
                                       ------         ------
Weighted average shares
  outstanding, adjusted                23,215         23,110
                                       ------         ------
Diluted earnings per share           $   0.55       $   0.46

NOTE 5 -- COMPREHENSIVE INCOME

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ending December 31, 1998. The following are the components of comprehensive income:

                                           THREE MONTHS ENDED
                                           ------------------
(THOUSANDS OF DOLLARS)                  MARCH 29,      MARCH 30,
                                           1998           1997
                                           ----           ----
Net income                              $ 12,801       $ 10,568
Other comprehensive income, net of tax:
  Foreign currency translation
    adjustments                             (962)        (7,215)
  Unrealized holding gains (losses)           46            (12)
                                          ------         ------
  Comprehensive income                  $ 11,885       $  3,341
                                          ======         ======

The components of accumulated other comprehensive loss, net of related tax are as follows:
                                        MARCH 29,   DECEMBER 31,
                                           1998           1997
                                           ----           ----
Foreign currency translation
  adjustments                           $(14,418)      $(13,456)
Minimum pension liability
  adjustments                             (1,001)        (1,001)
Unrealized holding gains                     159            113
                                          ------         ------
  Accumulated other comprehensive loss  $(15,260)      $(14,344)
                                         =======         ======

                  INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Minerals Technologies Inc.:



    We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 29, 1998 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 29, 1998 and March 30, 1997. These financial statements are the responsibility of the company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                          KPMG Peat Marwick LLP




New York, New York
April 30, 1998

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

                                     INCOME AND EXPENSE ITEMS
                                   AS A PERCENTAGE OF NET SALES
                                   ----------------------------
                                        THREE MONTHS ENDED
                                        ------------------
                                       MARCH 29,     MARCH 30,
                                         1998          1997
                                         ----          ----

Net sales                               100.0%        100.0%
Cost of goods sold                       68.9          70.5
Marketing, distribution and
  administrative expenses                13.1          13.3
Research and development expenses         3.4           3.7
                                         ----          ----
Income from operations                   14.6          12.5
Net income                                8.9%          7.7%
                                         ====          ====

RESULTS OF OPERATIONS

Three Months Ended March 29, 1998 as Compared with Three Months
Ended March 30, 1997

     Net sales in the first quarter of 1998 increased 4.7% to $144.1 million from $137.6 million in the first quarter of 1997. The stronger U.S. dollar had an unfavorable impact of approximately $3.6 million (or 2.6 percentage points) on sales growth. Precipitated Calcium Carbonate (PCC) sales grew 12.6% to $79.5 million from $70.6 million in the first quarter of 1997. This increase was primarily attributable to the start-up of six satellite PCC plants since January 1997, including initial sales in the first quarter of 1998 from the satellite plant at Docelles, France. Growth also resulted from increased volumes at
existing satellite plants.   Net sales of Processed Mineral
products decreased 4.3% in the first quarter of 1998 to $18.8 million from $19.6 million in the comparable quarter of 1997. Much of the sales decline in Processed Minerals was a result of lower talc sales which is consistent with the Company's strategy to refocus the product line on higher margin products. Net sales of Refractory products decreased 3.3% to $45.8 million in the first quarter of 1998 from $47.4 million in the first quarter of the prior year. This decrease was primarily due to overall volume declines in lower margin products and unfavorable foreign exchange rates.

     In the first quarter of 1998 sales of pyrolytic graphite products, previously reported in the Processed Minerals product line, were reported in the Refractory product line. Prior year's sales have been reclassified to reflect this change. Sales in the first quarter of 1998 were $0.7 million versus $1.1 million in the first quarter of 1997. Total sales of pyrolytic graphite products were $3.3 million in 1997.

     Net sales in the United States were 6.5% higher than in the prior year's first quarter. Foreign sales were 1.0% higher than in the prior year. Excluding the impact of foreign exchange, foreign sales growth would have been 9.1%, due to growth in the satellite PCC product line.

     Income from operations rose 23.0% in the first quarter of 1998 to $21.1 million. This increase was due primarily to higher sales volumes in the PCC product line, improved profitability in the Refractory product lines, and a significant improvement in the profitability of the Processed Minerals product line.

     Non-operating deductions decreased primarily as a result of lower interest costs.

     Net income increased 21.1% to $12.8 million from $10.6
million in the prior year. Diluted earnings per share were $0.55 in the first quarter of 1998 as compared to $0.46 in the prior year.

Liquidity and Capital Resources

     The Company's financial position remained strong in the first quarter of 1998. Cash flows in the first quarter were provided from operations and were applied principally to fund capital expenditures and the repurchase of common shares for treasury. Cash provided from operating activities amounted to $23.3 million in the first quarter of 1998 as compared to $22.7 million in the prior year.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program under which the stock will be purchased on the open market from time to time. As of April 15, the Company had repurchased 96,000 shares under this program at an average price of approximately $50 per share.

     On April 28, 1998, the Company sold its limestone operation in Port Inland, Michigan to Oglebay Norton Company for approximately $34 million which approximates its net book value. This high volume commodity operation no longer complemented the Company's long-term strategic vision. Sales for the facility were approximately $21 million in 1997.

     On April 30, 1998, the Company acquired for approximately $33 million a PCC manufacturing facility located near Birmingham in Kings Norton, England from Rhodia Limited, a specialty chemicals company. This acquisition will allow the Company to establish a base for its specialty PCC business in Europe. The Company's specialty PCC products are used in food and pharmaceutical applications use, as well as in plastics, sealants and coatings, and paper. Sales of this business in 1997 were about $18 million.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at March 29, 1998. The Company anticipates that capital expenditures for all of 1998 will be approximately $90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

Prospective Information and Factors That May Affect Future
Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report may contain such forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "anticipate," "estimate," "expects," "projects," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

     The Company cannot guarantee that any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements, and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future
Results" in Item 1 of the Company's Annual Report on Form 10-K for 1997.

                  PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and its subsidiary, Specialty Minerals Inc., are defendants in a lawsuit captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc. which was filed on July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. While all litigation contains an element of uncertainty, the Company and Specialty Minerals Inc. believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to vigorously defend all such claims, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:
    15-    Accountants' Acknowledgment (Part I Data).
    27.1-  Financial Data Schedule for the three months ended
           March 29, 1998.
    27.2-  Financial Data Schedule for the three months ended
           March 30, 1997 (including both primary and diluted earnings per share).

b) No reports on Form 8-K were filed during the first quarter of 1998.

                           SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Minerals Technologies Inc.



                                  By: /s/ John R. Stack
                                  -----------------------------
                                  John R. Stack
                                  Vice President-Finance and
                                  Chief Financial Officer





May 7, 1998