Form 10-Q
period 1998-06-28
MINERALS TECHNOLOGIES INC
filed 1998-08-06
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-Q


/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended June 28, 1998


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


               YES      X               NO
                   ----------              ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                   OUTSTANDING AT July 24, 1998
Common Stock, $.10 par value                  22,268,312

               MINERALS TECHNOLOGIES INC.

                   INDEX TO FORM 10-Q

                                                       Page No.
                                                       --------
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.
-------

Financial Statements:

Condensed Consolidated Statement of Income for
the three-month and six-month periods ended
June 28, 1998 and June 29, 1997                            3

Condensed Consolidated Balance Sheet as of
June 28, 1998 and December 31, 1997                        4

Condensed Consolidated Statement of Cash Flows for
the six-month periods ended June 28, 1998 and
June 29, 1997                                              5

Notes to Condensed Consolidated Financial Statements       6

Independent Auditors' Report                               9


Item 2.
-------

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       10


PART II.  OTHER INFORMATION
          -----------------
Item 1.
-------

Legal Proceedings                                         13


Item 4.
-------

Submission of Matters to a Vote of Security Holders       13


Item 6.
-------

Exhibits and Reports on Form 8-K                          13


Signature                                                 14

              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                       (Unaudited)


                         Three Months Ended   Six Months Ended
                         ------------------   ----------------
(thousands of dollars,   June 28,  June 29,   June 28, June 29,
except per share data)     1998      1997      1998     1997
                           ----      ----      ----     ----
Net sales.............. $155,752  $151,765   $299,854 $289,391
Operating costs and
expenses:
  Cost of goods sold...  107,256   107,400    206,529  204,501
  Marketing,
  distribution and
  administrative
    expenses...........   19,829    19,007     38,683   37,336
  Research and
  development expenses.    5,282     5,179     10,159   10,224
                         -------   -------    -------  -------
Income from operations.   23,385    20,179     44,483   37,330
Non-operating deductions,
  net..................    2,517     1,619      3,826    3,088
                         -------   -------    -------  -------
Income before provision
  for taxes on income
  and minority interests  20,868    18,560     40,657   34,242
Provision for taxes on
  income...............    6,820     5,940     13,248   10,957
Minority interests.....     (609)      259        (49)     356
                         -------   -------    -------  -------
Net income.............  $14,657   $12,361    $27,458  $22,929
                         =======   =======    =======  =======
Earnings per share:

  Basic................  $  0.65   $  0.55    $  1.22  $  1.02
  Diluted..............  $  0.63   $  0.54    $  1.18  $  1.00

Cash dividends declared
  per common share       $ 0.025   $ 0.025    $ 0.050  $ 0.050

Shares used in the computation of earnings per share:

  Basic................   22,464    22,563     22,505   22,575
  Diluted..............   23,203    23,036     23,208   23,036


See accompanying Notes to Condensed Consolidated Financial
Statements.

    MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED BALANCE SHEET

                  ASSETS

     (thousands of dollars)            June 28,   December 31,
                                         1998*       1997**
                                       --------     --------
Current assets:
  Cash and cash equivalents..........   $39,716      $41,525
  Accounts receivable, net...........   109,030      108,146
  Inventories........................    57,997       61,166
  Other current assets...............    11,212       15,745
                                        -------      -------
      Total current assets...........   217,955      226,582
Property, plant and equipment,
  less accumulated depreciation
  and depletion - June 28, 1998 -
  $355,285; Dec. 31, 1997 - $349,538    495,665      500,731
Other assets and deferred charges....    21,430       14,094
                                        -------      -------
      Total assets...................  $735,050     $741,407
                                        =======      =======

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt....................  $ 13,471     $ 13,989
  Accounts payable...................    32,227       33,163
  Other current liabilities..........    45,791       47,066
                                        -------      -------
      Total current liabilities......    91,489       94,218
  Long-term debt.....................    88,323      101,571
  Other noncurrent liabilities.......    81,832       78,621
                                        -------      -------
      Total liabilities .............   261,644      274,410
                                        -------      -------
Shareholders' equity:
  Common stock.......................     2,550        2,537
  Additional paid-in capital.........   142,463      139,113
  Retained earnings..................   438,594      412,264
  Accumulated other comprehensive
   loss..............................   (20,907)     (14,344)
                                        -------      -------
                                        562,700      539,570
  Less treasury stock................    89,294       72,573
                                        -------      -------
   Total shareholders' equity.....      473,406      466,997
                                        -------      -------

   Total liabilities and
     shareholders' equity.........     $735,050     $741,407
                                        =======      =======

*  Unaudited
** Condensed from audited financial statements.


See accompanying Notes to Condensed Consolidated Financial
Statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                                          Six Months Ended
                                        --------------------
           (thousands of dollars)        June 28,    June 29,
                                           1998        1997
OPERATING ACTIVITIES
Net income.............................   $27,458    $22,929
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation, depletion and
       amortization....................    26,588     25,860
     Other non-cash items..............     4,226        824
     Net changes in operating assets
       and liabilities.................     5,223     (3,090)
                                           ------     ------
Net cash provided by operating
  activities...........................    63,495     46,523
                                           ------     ------
INVESTING ACTIVITIES

Purchases of property, plant and
  equipment............................   (35,621)   (30,126)
Acquisition of business................   (33,486)        --
Proceeds from disposition of business..    32,357         --
Other investing activities, net........       452      3,762
                                           ------     ------
Net cash used in investing activities..   (36,298)   (26,364)
                                           ------     ------
FINANCING ACTIVITIES

Proceeds from issuance of short-term
  and long-term debt...................       273     11,528
Repayment of debt......................   (13,799)   (25,000)
Purchase of common shares for treasury.   (16,721)    (3,576)
Dividends paid.........................    (1,128)    (1,130)
Proceeds from issuance of common stock      3,363        878
Other financing activities, net........        --      1,423
                                           -------   -------
Net cash used in financing activities..   (28,012)   (15,877)
                                          --------   -------
Effect of exchange rate changes on
  cash and cash equivalents............      (994)      (343)
                                          --------   -------
Net increase (decrease) in cash and
cash equivalents.......................    (1,809)     3,939
Cash and cash equivalents at beginning
  of period............................    41,525     15,446
                                          -------    -------
Cash and cash equivalents at end of
  period...............................   $39,716    $19,385
                                          =======    =======

Interest paid..........................   $ 3,601    $ 4,240
                                          =======    =======
Income taxes paid......................   $ 7,489    $ 6,576
                                          =======    =======

See accompanying Notes to Condensed Consolidated Financial
Statements.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION
   The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 -- INVENTORIES
   The following is a summary of inventories by major
category:
                                   June 28,    December 31,
(thousands of dollars)               1998          1997
                                   ---------    ---------
Raw materials....................  $ 17,027     $ 19,605
Work in process..................     4,727        5,858
Finished goods...................    19,544       19,812
Packaging and supplies...........    16,699       15,891
                                   --------     --------
Total inventories................  $ 57,997     $ 61,166
                                   ========     ========
NOTE 3 --  LONG-TERM DEBT
The following is a summary of long-term debt:

                                        June 28,   December 31,
(thousands of dollars)                   1998         1997
                                        ---------  -----------
7.75% Economic Development Revenue
  Bonds Series 1990 Due 2010 (secured)... $4,600     $4,600
Variable/Fixed Rate Industrial
  Development Revenue Bonds Due 2009.....  4,000      4,000
Variable/Fixed Rate Industrial Develop-
  ment Revenue Bonds Due April 1, 2012...  7,545      7,545
Variable/Fixed Rate Industrial Develop-
  ment Revenue Bonds Due August 1, 2012..  8,000      8,000
6.04% Guarantied Senior Notes Due
  June 11, 2000.......................... 26,000     39,000
7.49% Guaranteed Senior Notes Due
  July 24, 2006.......................... 50,000     50,000
Other borrowings.........................  1,649      1,914
                                         -------    -------
                                         101,794    115,059
Less: Current maturities................. 13,471     13,488
                                         -------    -------
Long-term debt...........................$88,323   $101,571
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

BASIC EPS                                 THREE MONTHS ENDED
                                        -----------------------
(in thousands, except per share data)    June 28,      June 29,
                                           1998         1997
                                         --------     --------
Net income..............................$  14,657     $ 12,361

Weighted average shares outstanding.....   22,464       22,563
                                         --------     --------
Basic earnings per share................$    0.65     $   0.55
                                         ========     ========
DILUTED EPS

Net income..............................$  14,657     $ 12,361
                                          -------     --------
Weighted average shares outstanding.....   22,464       22,563
Dilutive effect of stock options........      739          473
                                          -------      -------
Weighted average shares outstanding,
  adjusted..............................   23,203       23,036
                                          -------      -------
Diluted earnings per share..............$    0.63     $   0.54
                                          =======      =======

BASIC EPS                                   SIX MONTHS ENDED
                                        -----------------------
(in thousands, except per share data)    June 28,      June 29,
                                           1998         1997
                                         --------     --------
Net income..............................$  27,458     $ 22,929

Weighted average shares outstanding.....   22,505       22,575
                                         --------     --------
Basic earnings per share................$    1.22     $   1.02
                                         ========     ========
DILUTED EPS

Net income..............................$  27,458     $ 22,929
                                         --------     --------
Weighted average shares outstanding.....   22,505       22,575
Dilutive effect of stock options........      703          461
                                         --------     --------
Weighted average shares outstanding,
  adjusted..............................   23,208       23,036
                                         --------     --------
Diluted earnings per share.............. $   1.18     $   1.00
                                         ========     ========

NOTE 5 -- COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ending December 31, 1998. The following are the components of comprehensive income:

                                            THREE MONTHS ENDED
                                            -------------------
(thousands of dollars)                      June 28,   June 29,
                                              1998      1997
                                            --------   --------
Net income................................. $14,657    $12,361
Other comprehensive income, net of tax:
 Foreign currency translation adjustments..  (5,603)       198
 Unrealized holding gains (losses).........     (44)        30
                                            -------    -------
   Comprehensive income.................... $ 9,010    $12,589
                                            =======    =======

                                              SIX MONTHS ENDED
                                            -------------------
(thousands of dollars)                      June 28,   June 29,
                                              1998      1997

                                            --------   --------
Net income................................. $27,458    $22,929
Other comprehensive income, net of tax:
 Foreign currency translation adjustments..  (6,565)    (7,017)
 Unrealized holding gains (losses).........       2         18
                                            -------    -------
   Comprehensive income.................... $20,895    $15,930
                                            =======    =======

The components of accumulated other comprehensive loss, net of related tax are as follows:
                                        June 28,  December 31,
                                          1998         1997
                                         --------  -----------
Foreign currency translation
  adjustment........................... $(20,021)    $(13,456)
Minimum pension liability adjustments..   (1,001)      (1,001)
Unrealized holding gains...............      115          113
                                         -------       -------
   Accumulated other comprehensive loss $(20,907)    $(14,344)
                                         =======      =======

NOTE 6 -- ACQUISITION AND DIVESTITURE

     On April 30, 1998 the Company acquired for approximately $33.5 million in cash a precipitated calcium carbonate (PCC) manufacturing facility in the United Kingdom from Rhodia Limited. This acquisition allows the Company to establish a base for its specialty PCC business in Europe. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $8 million, which is being amortized on a straight-line basis over 25 years.

    On April 28, 1998 the Company sold its limestone operation in Port Inland, Michigan to Oglebay Norton Company for cash and receivables approximating $34 million. The sales price was equivalent to the net book value of the assets.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Minerals Technologies Inc.:



   We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 28, 1998 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 28, 1998 and June 29, 1997 and cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                          KPMG Peat Marwick LLP
New York, New York
July 31, 1998

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               INCOME AND EXPENSE ITEMS
                             As a Percentage of Net Sales
                             ----------------------------
                         Three Months Ended  Six Months Ended
                         ------------------  ----------------
                         June 28,  June 29,  June 28, June 29,
                           1998      1997      1998     1997
                         --------  --------  -------- --------

Net sales................  100.0%   100.0%    100.0%    100.0%
Cost of goods sold.......   68.9     70.8      68.9     70.7
Marketing, distribution
  and administrative
  expenses...............   12.7     12.5      12.9     12.9
Research and development
  expenses...............    3.4      3.4       3.4      3.5
                           -----    -----     -----    -----
Income from operations...   15.0     13.3      14.8     12.9

Net income...............    9.4%     8.1%       9.2%    7.9%
                           =====    =====      =====    ====


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1998 AS COMPARED WITH THREE MONTHS
ENDED JUNE 29,1997

   Net sales in the second quarter of 1998 increased 2.6% to $155.8 million from $151.8 million in the second quarter of 1997. Sales growth from ongoing operations, which exclude the divested Midwest limestone business, was 6.3%. The stronger U.S. dollar had an unfavorable impact of approximately $3.5 million or 2.3 percentage points of sales growth.

   Worldwide sales of Precipitated Calcium Carbonate (PCC), which is used in manufacturing processes of the paper industry, grew 16.6% to $85.6 million from $73.4 million in the second quarter of 1997. This increase was primarily attributable to the startup of seven new satellite plants since the second quarter of 1997 and to initial sales to the paper industry from the acquisition of a specialty PCC business in the United Kingdom.

   Currently, one PCC satellite facility is under construction, located in Courtland, Alabama. This plant, which will be equivalent to five satellite units, is scheduled to begin operations during the first half of 1999. (A "satellite unit" produces between 25,000 and 35,000 tons of PCC annually.) The Company now operates 53 satellite plants in 12 countries worldwide.

   Beginning in 1998, sales of pyrolytic graphite products, previously reported in the Processed Minerals product line, are reported in the Refractory product line. Prior year's sales have been reclassified to reflect this change. Net sales for the four quarters of 1997 were $1.1 million, $1.0 million, $0.5 million and $0.7 million respectively.

   In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. References to ongoing operations exclude the results from this facility. Net sales from the Midwest limestone business in the second, third and fourth quarters of 1997 were $6.4 million, $8.3 million and $5.9 million, respectively. Net sales from this facility in the second quarter of 1998, prior to the divestiture, were $1.3 million.

   Net sales from the ongoing operations of processed mineral products decreased 4.1% in the second quarter of 1998 to $20.9 million, compared to $21.8 million reported in second quarter 1997. However, the operating margin as a percentage of sales showed significant improvement over the second quarter of 1997.

   Net sales of refractory products, primarily used in the steel industry, decreased 4.6% in the second quarter of 1998 to $47.9 million from $50.2 million in the same period last year. Foreign exchange had an unfavorable impact of approximately $1.8 million on refractory product sales.

   Income from operations rose 15.9% in the second quarter of 1998 to $23.4 million. This increase was due primarily to growth in the PCC product line; improved profitability in refractory products, due primarily to the successful execution of the Company's strategy of introducing high value innovative products, and to increased profitability in the processed minerals product line.

   Non-operating deductions increased primarily as a result of foreign exchange losses in Asia.

   Net income grew 18.6% to $14.7 million from $12.4 million in the prior year. Earnings per common share, on a diluted basis, were $0.63 as compared to $0.54 in the same period last year.


SIX MONTHS ENDED JUNE 28, 1998 AS COMPARED WITH SIX MONTHS
ENDED JUNE 29, 1997

   Net sales in the first half of 1998 increased 3.6% to $299.9 million from $289.4 million in 1997. Excluding the effect of foreign exchange and the divested Midwest limestone business, sales growth was 8.0%. This increase was due primarily to the continued expansion of the PCC product line. PCC sales increased 14.7% to $165.1 million compared with $144.0 million in the first half of 1997. Worldwide sales from the ongoing operations of processed mineral products decreased 4.5% to $39.4 million. Refractory product sales decreased 3.9% to $93.7 million compared with $97.5 million in the first half of 1997. This decrease was primarily due to unfavorable foreign exchange rates.

   Net sales in the United States increased 5.3% in the first half of 1998 primarily due to the growth in the PCC product line and solid growth of refractory products. Net foreign sales increased approximately 5.9% in the first half of 1998 as a result of the continued international expansion of the PCC product line.

   Income from operations rose 19.3% to $44.5 million in the first half of 1998 from $37.3 million in the previous year.

   Non-operating deductions increased primarily as a result of foreign exchange losses in Asia.

   Net income increased 19.8% to $27.5 million from $22.9
million in 1997. Diluted earnings per common share were $1.18 as compared with $1.00 for the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial position remained strong in the
first half of 1998.   Cash flows in the first half of 1998 were
provided from operations and the divested Midwest limestone business and were applied principally to fund $35.6 million of capital expenditures, the acquisition of a specialty PCC business, the repurchase of common shares for treasury and to remit the required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $63.5 million in the first half of 1998 as compared to $46.5 million in the prior year. This increase was primarily due to an improvement in working capital.

   On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program under which the stock will be purchased on the open market from time to time. As of July 24, the Company had repurchased approximately 384,000 shares under this program at an average price of approximately $52 per share.

   On April 28, 1998, the Company sold its limestone operation in Port Inland, Michigan to Oglebay Norton Company for approximately $34 million, which was equivalent to its net book value. This high volume commodity operation no longer complemented the Company's long-term strategic vision. Sales for the facility were approximately $21 million in 1997.

   On April 30, 1998, the Company acquired for approximately $33.5 million a PCC manufacturing facility located near Birmingham in Kings Norton, England from Rhodia Limited, a specialty chemicals company. This acquisition will allow the Company to establish a base for its specialty PCC business in Europe. The Company's specialty PCC products are used in food and pharmaceutical applications, as well as in plastics, sealants and coatings, and paper. Sales of this business in 1997 were about $18 million.

   The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at June 28, 1998. The Company anticipates that capital expenditures for all of 1998 will approximate $90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


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

   The Company cannot guarantee that any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on the consolidated financial statements.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company adopted SOP 98-1 in 1998. The adoption of SOP 98-1 does not materially affect the consolidated financial statements.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 for calendar year 1999. The adoption of SOP 98-5 will not materially affect the consolidated financial statements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not expected to have a material effect on the consolidated financial statements.

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

               PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     The Company and its subsidiary Specialty Minerals Inc. are defendants in a lawsuit, captioned EATON CORPORATION V. PFIZER INC, MINERALS TECHNOLOGIES INC. AND SPECIALTY MINERALS INC., which was filed on July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. While all litigation contains an element of uncertainty, the Company and Specialty Minerals Inc. believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to vigorously defend all such claims, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on May 28, 1998. At the meeting, (1) John B. Curcio was elected a director of the Company, by a plurality of 20,032,017 votes, with 304,608 votes being withheld; (2) William C. Steere, Jr. was elected a director of the Company, by a plurality of 20,044,448 votes, with 292,177 votes being withheld; (3) the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year 1998 was approved by a vote of 20,285,133 for and 21,278 against, with 30,214 abstentions; and (4) an amendment to the Company's Stock and Incentive Plan was approved by a vote of 11,387,347 for and 7,435,610 against, with 57,283 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

   10.1 - Sale of Business Agreement dated 5 April 1998 among Minteq U.K. Limited, Specialty Minerals Inc., John &
          E. Sturge Limited and Rhodia Limited.
   10.2 - Asset Sale Agreement dated as of April 27, 1998 between Specialty Minerals (Michigan) Inc. and Oglebay Norton Limestone Company.
   15   - Accountants' Acknowledgment (Part I Data).
   27.1 - Financial Data Schedule for the six months ended
          June 28, 1998.
   27.2 - Financial Data Schedule for the six months ended
          June 29, 1997.

b) No reports on Form 8-K were filed during the second quarter of 1998.

                            SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Minerals Technologies Inc.



                                By: /s/ John R. Stack
                                   ------------------------

                                 John R. Stack
                                 Vice President-Finance and
                                 Chief Financial Officer





August 6, 1998
                           Page 14