Form 10-Q
period 1998-09-27
MINERALS TECHNOLOGIES INC
filed 1998-11-04
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                               FORM 10-Q


/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended September 27, 1998


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


               YES      X               NO
                   ----------              ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS                OUTSTANDING AT October 23, 1998
Common Stock, $.10 par value               22,018,965

                    MINERALS TECHNOLOGIES INC.
                         INDEX TO FORM 10-Q

                                                 Page No.
                                                  ------

     PART I.  FINANCIAL INFORMATION

     Item 1.

     Financial Statements:

  Condensed Consolidated Statement of Income
  for the three month and nine month periods
  ended September 27, 1998 and September 28,
  1997                                                 3

  Condensed Consolidated Balance Sheet as of
  September 27, 1998 and December 31, 1997             4

  Condensed Consolidated Statement of Cash
  Flows for the nine month periods ended
  September 27, 1998 and September 28, 1997            5

  Notes to Condensed Consolidated Financial
     Statements                                        6

     Independent Auditors' Report                      9

     Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations     10


     PART II. OTHER INFORMATION


     Item 1.

     Legal Proceedings                                 15

     Item 6.

  Exhibits and Reports on Form 8-K                     16

     Signature                                         17

          PART I.  FINANCIAL INFORMATION
               ITEM 1.  FINANCIAL STATEMENTS
     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (Unaudited)
                                             Three Months Ended
(thousands, except                           ------------------
per share data)                              Sept.27,  Sept.28,
                                               1998      1997
                                             --------  --------
Net sales  . . . . . . . . . . . . .         $154,119  $155,012
Operating costs and expenses:
 Cost of goods sold. . . . . . . . .          104,670   108,588
 Marketing, distribution and
  administrative expenses. . . . . .           19,513    19,488
 Research and development expenses .            5,143     4,974
                                             --------  --------
Income from operations . . . . . . .           24,793    21,962
Non-operating deductions, net. . . .            1,289     2,560
Income before provision for taxes on
  income and minority interests. . .           23,504    19,402
Provision for taxes on income. . . .            7,270     6,207
Minority interests . . . . . . . . .              783     (518)
                                              -------   -------
Net income . . . . . . . . . . . . .          $15,451   $13,713
                                              =======   =======
Earnings per common share:
  Basic  . . . . . . . . . . . . . .            $0.70     $0.61
  Diluted. . . . . . . . . . . . . .            $0.68     $0.59
Cash dividends declared per common share       $0.025    $0.025

Shares used in the computation of earnings per share

  Basic  . . . . . . . . . . . . . .           22,211    22,545
  Diluted. . . . . . . . . . . . . .           22,814    23,134

                                              Nine Months Ended
                                              -----------------
(thousands of dollars,                       Sept.27,  Sept.28,
except per share data)                         1998      1997
                                             --------  --------
Net sales . . . . . . . . . . . . . .        $453,973  $444,403
Operating costs and expenses:
 Cost of goods sold . . . . . . . . .         311,199   313,089
 Marketing, distribution and
  administrative expenses . . . . . .          58,196    56,823
 Research and development expenses. .          15,302    15,199
                                              -------   -------
Income from operations. . . . . . . .          69,276    59,292
Non-operating deductions, net . . . .           5,115     5,648
Income before provision for taxes
  on income and minority interests. .          64,161    53,644
Provision for taxes on income . . . .          20,518    17,164
Minority interests. . . . . . . . . .             734     (162)
                                              -------   -------
Net income. . . . . . . . . . . . . .         $42,909   $36,642
                                              =======   =======
Earnings per common share:
  Basic   . . . . . . . . . . . . . .           $1.92     $1.62
  Diluted . . . . . . . . . . . . . .           $1.86     $1.59
Cash dividends declared per common share       $0.075    $0.075

Shares used in the computation of earnings per share

     Basic     . . . . . . . . . . . . . .     22,406    22,565
     Diluted   . . . . . . . . . . . . . .     23,076    23,093
See accompanying Notes to Condensed Consolidated Financial Statements.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED BALANCE SHEET

                         ASSETS
                                             Sept.27,  Dec.31,
                                              1998*     1997**
(thousands of dollars)                       -------    ------
Current assets:
  Cash and cash equivalents. . . . . . .     $ 31,303  $ 41,525
  Accounts receivable, net . . . . . . .      115,189   108,146
  Inventories  . . . . . . . . . . . . .       61,788    61,166
  Other current assets . . . . . . . . .       11,227    15,745
                                              -------   -------
     Total current assets. . . . . . . .      219,507   226,582
Property, plant and equipment, less
   accumulated depreciation and
   depletion: Sept. 27, 1998: $367,038
   Dec. 31, 1997: $349,538 . . . . . . .      509,731   500,731
Other assets and deferred charges. . . .      22,453     14,094
                                             --------  --------
  Total assets . . . . . . . . . . . . .     $751,691  $741,407
                                             ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt. . . . . . . . . . . .     $ 13,508  $ 13,989
  Accounts payable . . . . . . . . . . .       35,911    33,163
  Other current liabilities. . . . . . .       48,111    47,066
                                              -------   -------
     Total current liabilities . . . . .       97,530    94,218
Long-term debt . . . . . . . . . . . . .       88,454   101,571
Other non-current liabilities. . . . . .       83,749    78,621
                                              -------   -------
     Total liabilities . . . . . . . . .      269,733   274,410
                                              -------   -------
Shareholders' equity:
  Common stock . . . . . . . . . . . . .        2,551     2,537
  Additional paid-in capital . . . . . .      142,711   139,113
  Retained earnings. . . . . . . . . . .      453,493   412,264
  Accumulated other comprehensive loss .     (15,055)   (14,344)
                                              -------   -------
                                              583,700   539,570
  Less common stock held in treasury,
     at cost . . . . . . . . . . . . . .      101,742    72,573
                                              -------   -------
     Total shareholders' equity. . . . .      481,958   466,997
                                              -------   -------
  Total liabilities and shareholders'
    equity . . . . . . . . . . . . . . .     $751,691  $741,407
                                             ========  ========
*     Unaudited
**    Condensed from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                                              Nine Months Ended
                                             ------------------
(thousands of dollars)                       Sept.27,  Sept.28,
                                               1998      1997
                                               ----      ----
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . .      $42,909   $36,642
Adjustments to reconcile net income
  to net cash provided by operating
    activities:
Depreciation, depletion and amortization      40,132    39,522
     Other non-cash items . . . . . . .        6,884     3,261
Net changes in operating assets and
  liabilities . . . . . . . . . . . . .        3,177   (2,969)
                                              ------    ------
Net cash provided by operating activities     93,102    76,456
                                              ------    ------
INVESTING ACTIVITIES
Purchases of property, plant and equipment   (58,366)  (46,984)
Acquisition of business . . . . . . . .      (34,130)       --
Proceeds from disposition of  business.       32,357        --
Other investing activities, net     . . . .     (336)    3,762
                                             -------    ------
Net cash used in investing activities        (60,475)  (43,222)
                                             =======    ======
FINANCING ACTIVITIES
Proceeds from issuance of short-term and
   long-term debt . . . . . . . . . . .          599    19,597
Repayment of debt . . . . . . . . . . .      (14,125)  (34,537)
Purchase of common shares for treasury  .    (29,169)   (5,015)
Other financing activities, net     . . . .    1,923     3,755
                                             -------   -------
Net cash used in financing activities .     (40,772)   (16,200)
                                             -------   -------
Effect of exchange rate changes on cash
      and cash equivalents    . . . . . . .   2,077)     (950)
                                             -------   -------
Net (decrease)/increase in cash and
      cash equivalents. . . . . . . . .     (10,222)    16,084
Cash and cash equivalents at beginning of
      period. . . . . . . . . . . . . .      41,525     15,446
                                             ------     ------
Cash and cash equivalents at end of
      period. . . . . . . . . . . . . .    $ 31,303    $31,530
                                             =======   =======
Interest paid . . . . . . . . . . . . .     $ 5,834    $ 6,662
                                             =======   =======
Income taxes paid . . . . . . . . . . .    $  9,887    $ 9,907
                                             =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

   MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION
          The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2: INVENTORIES

The following is a summary of inventories by major category:

(thousands of dollars)             September 27,  December 31,
                                          1998       1997
                                          ----       ----
Raw materials. . . . . . . .            $21,621    $19,605
Work in process. . . . . . .              4,211      5,858
Finished goods . . . . . . .             19,298     19,812
Packaging and supplies . . .             16,658     15,891
                                        -------    -------
Total inventories. . . . . .            $61,788    $61,166
                                        =======    =======

NOTE 3: LONG TERM DEBT
The following is a summary of long term debt:

                                   September 27,  December 31,
(thousands of dollars)                   1998        1997
                                         ----        ----
7.75% Economic Development
   Revenue Bonds Series 1990
     Due 2010 (secured). . . . .        $4,600      $4,600
Variable/Fixed Rate Industrial
    Development Revenue Bonds
     Due 2009  . . . . . . . . .         4,000       4,000
Variable/Fixed Rate Industrial
    Development Revenue Bonds
     Due April 1, 2012 . . . . .         7,545       7,545
Variable/Fixed Rate Industrial
    Development Revenue Bonds
     Due August 1, 2012. . . . .         8,000       8,000
6.04% Guarantied Senior Notes
     Due June 11, 2000 . . . . .        26,000      39,000
7.49% Guaranteed Senior Notes
     Due July 24, 2006 . . . . .        50,000      50,000
Other borrowings . . . . . . . .         1,817       1,914
                                        -------    -------
                                       101,962     115,059
Less: Current maturities . . . .        13,508      13,488
                                       -------    --------
Long-term debt . . . . . . . . .       $88,454    $101,571
                                       =======    ========

     NOTE 4 :  EARNINGS PER SHARE (EPS)

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

                                        THREE MONTHS ENDED
                                        ------------------
BASIC EPS
(IN THOUSANDS, EXCEPT PER               Sept.27,  Sept.28,
SHARE DATA)                              1998       1997
                                         ----       ----

Net income . . . . . . . . . . . . .    $15,451   $13,713

Weighted average shares outstanding.     22,211    22,545
                                        -------   -------
Basic earnings per share . . . . . .    $  0.70   $  0.61
                                        =======   =======
DILUTED EPS

Net income . . . . . . . . . . . . .    $15,451   $13,713

Weighted average shares outstanding.     22,211    22,545
                                        -------   -------
Dilutive effect of stock options . .        603       589

Weighted average shares outstanding,
  adjusted . . . . . . . . . . . . .     22,814    23,134
                                        -------   -------
Diluted earnings per share . . . . .    $  0.68   $  0.59
                                        =======   =======

BASIC EPS                               NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER               Sept.27,  Sept.28,
SHARE DATA)                               1998      1997
                                          ----      ----
Net income . . . . . . . . . . . . .    $42,909   $36,642

Weighted average shares outstanding.     22,406    22,565
                                        -------   -------
Basic earnings per share . . . . . .    $  1.92   $  1.62
                                        =======   =======
DILUTED EPS

Net income . . . . . . . . . . . . .    $42,909   $36,642
                                        -------   -------
Weighted average shares outstanding.     22,406    22,565
Dilutive effect of stock options . .        670       528
                                        -------   -------
Weighted average shares outstanding.
  adjusted . . . . . . . . . . . . .     23,076    23,093
                                        =======   =======
Diluted earnings per share              $  1.86   $  1.59
                                        =======   =======

NOTE 5 :  COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. The following are the components of comprehensive income:

                                        THREE MONTHS ENDED
(thousands of dollars)                  Sept. 27, Sept. 28,
                                          1998      1997
                                          ----      ----

Net income . . . . . . . . . . . .      $15,451   $13,713
Other comprehensive income,
   net of tax:
     Foreign currency translation
        adjustments. . . . . . . .        5,899    (6,183)
     Unrealized holding gains
        (losses) . . . . . . . . .          (47)       (2)
                                        -------   -------
         Comprehensive income. . .      $21,303   $ 7,528
                                        =======   =======


                                        NINE MONTHS ENDED
(thousands of dollars)                  Sept. 27, Sept. 28,
                                         1998      1997
                                         ----      ----

Net income . . . . . . . . . . . .      $42,909   $36,642
Other comprehensive income,
   net of tax:
     Foreign currency translation
        adjustments. . . . . . . .         (666)  (13,200)
     Unrealized holding gains
        (losses) . . . . . . . . .          (45)       16
                                        -------   -------
         Comprehensive income           $42,198   $23,458
                                        =======   =======

The components of accumulated other comprehensive loss, net of related tax, are as follows:

                                        Sept.27,   Dec. 31,
                                          1998      1997
                                          ----      ----
     Foreign currency translation
          adjustments . . . . . . . . . $(14,122)  (13,456)
     Minimum pension liability
          adjustments . . . . . . . . .   (1,001)   (1,001)
     Unrealized holding gains . . . . .       68       113
                                         -------   -------
         Accumulated other
           comprehensive loss . . . . . $(15,055) $(14,344)
                                         =======   =======

NOTE 6: ACQUISITION AND DIVESTITURE

     On April 30, 1998 the Company acquired for approximately $34 million in cash a precipitated calcium carbonate (PCC) manufacturing facility in United Kingdom from Rhodia Limited. This acquisition allows the Company to establish a base for its specialty PCC business in Europe. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $8 million, which is being amortized on a straight-line basis over 25 years.

     On April 28, 1998 the Company sold its limestone operation in Port Inland, Michigan to Oglebay Norton Company for cash and receivables approximating $34 million. The sales price approximated the net book value of the assets.

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 27, 1998 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 27, 1998 and September 28, 1997 and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          KPMG Peat Marwick LLP

New York, New York
November 3, 1998

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            INCOME AND EXPENSE ITEMS
                          AS A PERCENTAGE OF NET SALES
                        THREE MONTHS          NINE MONTHS
                            ENDED                ENDED
                      -----------------   -----------------
                      Sept.27,  Sept.28,  Sept.27, Sept.28,
                        1998       1997      1998    1997
                       -------- --------  -------  -------
Net sales               100.0%   100.0%     100.0%  100.0%
Cost of goods sold       67.9     70.0       68.5    70.5
Marketing, distribution
  and administrative
    expenses             12.7     12.6       12.8    12.8
Research and development
    expenses              3.3      3.2        3.4     3.4
                         -----   -----       -----   -----
Income from operations   16.1     14.2       15.3    13.3
Net income               10.0%     8.8%       9.5%    8.2%
                         =====   =====      =====   =====
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1998 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 28, 1997

     Net sales in the third quarter of 1998 decreased approximately 1% to $154.1
million from $155.0 million in the third quarter of 1997.   In the second
quarter of 1998, the Company divested its Midwest limestone operation and acquired a precipitated calcium carbonate (PCC) business in the United Kingdom. Excluding both transactions, the reported sales growth in the third quarter would have been 3%. In addition, the stronger U.S. dollar had an unfavorable impact of approximately $3.2 million or 2 percentage points of sales growth.

     Worldwide PCC sales grew 17.7% to $89.2 million from $75.8 million in the third quarter of 1997. This increase was primarily attributable to the startup of five new satellite plants since the third quarter of 1997, the significant ramp-up of several satellite plants that began operations during the first nine months of 1997, and initial sales from the aforementioned acquisition of a specialty PCC business in the United Kingdom.

     The Company recently announced the formation of a joint venture in China with Asia Pulp & Paper Company Pte. Ltd. for the construction of a four-unit satellite PCC plant in Dagang, China. (A "satellite unit" produces between 25,000 and 35,000 tons of PCC annually.)

     Currently, two PCC satellite facilities are under construction, in Courtland, Alabama and Dagang, China. Together, these plants will be equivalent to approximately nine satellite units and are scheduled to begin operations during the first half of 1999. The Company now operates 53 satellite plants in 14 countries worldwide.

     Beginning in the first quarter of 1998, sales of pyrolytic graphite products, previously reported in the processed minerals product line, are reported in the refractory product line. Prior year's sales have been reclassified to reflect this change. Net sales for the four quarters of 1997 were $1.1 million, $1.0 million, $0.5 million and $0.7 million respectively.

     In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. References to ongoing operations exclude the results from this facility. Net sales from the Midwest limestone business in the third and fourth quarters of 1997 were $8.3 million and $5.9 million, respectively.

     Net sales from the ongoing operations of processed mineral products decreased 6.2% in the third quarter of 1998 to $19.7 million from $21.0 million
in the comparable quarter of 1997.   The sales decline was primarily
attributable to the rationalization of the product line in the talc business.

     Net sales of refractory products decreased 9.4% to $45.2 million from $49.9 million in the third quarter of 1997. Foreign exchange had an unfavorable impact of approximately $2.0 million on refractory product sales.

     Income from operations increased 12.9% in the third quarter of 1998 to $24.8 million. This increase was due primarily to growth in the PCC product line; improved profitability in refractory products, largely due to the successful implementation of the Company's strategy of introducing high-value, innovative products; and increased profitability in the processed minerals product line.

     Non-operating deductions decreased primarily as a result of foreign exchange gains in the current year as compared to foreign exchange losses in the prior year. In addition, interest expense decreased from the prior year.

     Net income grew 12.7% to $15.5 million from $13.7 million in the prior year. Earnings per common share, on a diluted basis, rose 15.3% to $0.68 in the third quarter of 1998 compared to $0.59 in the prior year.

NINE MONTHS ENDED SEPTEMBER 27, 1998 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 1997

     Net sales for the first nine months of 1998 increased 2.2% to $454.0 million from $444.4 million in 1997. Excluding the effects of overall unfavorable foreign exchange rates, the sale of the Midwest limestone business and the acquisition of the PCC business in the United Kingdom, sales would have increased 6.3%. This increase was due to the expansion of the PCC product line. PCC sales increased 15.7% to $254.3 million from $219.8 million in the prior
year.   Net sales from the ongoing operations of processed minerals products decreased 5.0% to $59.2 million for the first nine months of 1998. Refractory product sales for the first nine months of 1998 were $138.9 million, a 5.8% decrease from the prior year's $147.5 million. Foreign currency had an unfavorable effect on refractory sales of approximately $6.0 million as a result of the stronger U.S. dollar. The currency effect on consolidated net sales was approximately $10.3 million or 3 percentage points of growth.

     Net sales from ongoing operations in the United States increased 5.1% to $306.8 million in the first nine months of 1998, due primarily to growth in the PCC product line. Net foreign sales increased approximately 5.8% in the first nine months of 1998, primarily as a result of the continued international expansion of the PCC product line.

     Income from operations rose 16.8% to $69.3 million in the first nine months of 1998 from $59.3 million in the previous year.

     Net income increased 17.1% to $42.9 million from $36.6 million in 1997. Diluted earnings per share increased 17.0% to $1.86 compared to $1.59 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong in the first nine months of 1998. Cash flows were provided from operations and the sale of the Midwest limestone business. The cash was applied principally to fund approximately $58.4 million of capital expenditures, acquire a specialty PCC business, repurchase of common shares for treasury and remit the required principal repayment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $93.1 million in the first nine months of 1998 as compared to $76.5 million in the prior year.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program pursuant to which stock will be purchased on the open market from time to time. As of October 22, the Company had repurchased approximately 640,000 shares under this program, at an average price of approximately $48 per share.

     On April 28, 1998, the Company sold its limestone operation in Port Inland, Michigan to Oglebay Norton Company for approximately $34 million, which approximated its net book value. This high volume commodity operation no longer complemented the Company's long term strategic vision. Sales for the facility were approximately $21 million in 1997.

     On April 30, 1998, the Company acquired for approximately $34 million a PCC manufacturing facility located near Birmingham, England from Rhodia Limited, a specialty chemicals company. This acquisition will allow the Company to establish a base for its specialty PCC business in Europe. This facility produces specialty PCC products for food and pharmaceutical applications, as well as for use in plastics, sealants and coatings, and paper. Sales from this facility in 1997 were approximately $18 million.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at September 27, 1998. The Company anticipates that capital expenditures for all of 1998 will approximate $90 million, principally for the construction of satellite PCC plants, expansion projects at existing satellite PCC plants, and for other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


PROSPECTIVE INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Securities and Exchange Commission encourages companies to disclose forward looking information so that investors can better understand their future prospects and make informed investment decisions. This report may contain forward looking statements that set out anticipated results based on management's plans and assumptions. Words such as "anticipate," "estimate," "expects," "projects," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward looking statements.

     The Company cannot guarantee that the expectations set forth in any forward looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Quarterly Report on Form 10-Q.


CYCLICAL NATURE OF CUSTOMERS' BUSINESS

          The bulk of the Company's sales are to customers in the paper and steel industries, which have historically been cyclical. Both industries have encountered difficulties in 1998, which in most markets have been more price-driven than volume-driven. The pricing structure of some of our long term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, the Company's operating results to date have
not been materially affected by the difficult economic environment.   However,
we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative impact on the Company's financial position or results of operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on the consolidated financial statements.

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


YEAR 2000

     The 'year 2000 issue' arises because many computer programs and electronically controlled devices denote years using only the last two digits. Because these programs and devices may fail to recognize the year 2000 correctly, calculations or other tasks that involve the year 2000 may cause them to produce erroneous results or to fail altogether. Like other companies, the Company uses operating systems, applications and electronically controlled devices that were produced by many different vendors at different times, and many of which were not originally designed to be year 2000 compatible.

---  Steps to Address the Year 2000 Issue

     In 1996, the Company began the installation of new computer hardware and software to improve the capability of the Company's information systems, to harmonize the various information technology platforms in use, and to centralize certain financial functions. The project encompasses corporate financial and accounting functions as well as manufacturing and costing, procurement, planning and scheduling of production and maintenance, and customer order management.
The benefits anticipated from this project include, but are not limited to, the achievement of year 2000 readiness.

     The Company has acquired much of the hardware and software required to implement this project, and is currently bringing its domestic business locations on to the new systems sequentially. This is proceeding according to schedule, and the Company expects the new systems to be operational in all affected U.S. locations no later than the third quarter of 1999. Other U.S. manufacturing locations are currently year 2000 ready, with the exception of three locations which are serviced by an information technology system which is in the process of being upgraded. This upgrade is scheduled to be completed no later than the second quarter of 1999.

     Other preparations for the year 2000 are being carried out by the relevant business units on a decentralized basis. Information technology systems outside the United States are in the process of being evaluated and repaired or replaced as required. The Company expects this process to be completed by all non-U.S. locations no later than the third quarter of 1999.

     The Company's exposures to the year 2000 issue other than in the area of information technology arise mostly with respect to process control systems and instrumentation at the Company's manufacturing locations, and in equipment used at customer locations. Telephone and e-mail systems, operating systems and applications in free-standing personal computers, local area networks and site services such as electronic security systems, elevators and HVAC may also be affected. A failure of these systems which interrupted our ability to supply products to our customers could have a material adverse impact on our results of operations. These issues are being addressed by the individual business units, by obtaining from vendors and service providers either necessary modifications to the software or assurance that the system will not be disrupted by the year 2000 issue. This process is expected to be completed no later than the third quarter of 1999.

---  Costs

     The Company expects to spend approximately $15-17 million before January 1, 2000, for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. Of this amount approximately $10 million has been expended as of the end of the third quarter of 1998. These expenditures will be capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company has adopted.

     The Company expects to finance these expenditures solely from working capital, and does not expect the total cost associated with its plans to address the year 2000 issue to have a material adverse impact on its financial position or results of operations.

     None of the Company's other information technology projects have been delayed due to the implementation of year 2000 solutions.

---  Third Parties

     Like other companies, the Company relies on its customers for revenues, on its suppliers for raw materials and on its other vendors for products and services of all kinds; these third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of our customers causing a decline in demand for our products, could have a material adverse effect on the Company in turn. In particular, each of the Company's satellite PCC plants relies on one customer for most or all of its business, and in many cases for raw materials as well, so that a shutdown of the host paper mill's operations would also cause the satellite PCC plant to shut down.

     In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the transition to the year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of business and the economy at large. The effect of such disruptions on the Company could be material.

     The Company's divisions are communicating with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

     The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

     The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward looking statements made by or on behalf of the Company. Please see "Cautionary Factors That May Affect Future Results" in the attached Exhibit 99.

ADOPTION OF A COMMON EUROPEAN CURRENCY

     On January 1, 1999, eleven European countries will adopt the Euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or to be paid in Euros or in the former national currencies. On and after January 1, 2002, the former national currencies will cease to be legal tender.

     The Company is currently reviewing its information technology systems and upgrading them as necessary to ensure that they will be able to convert among the former national currencies and the Euro, and process transactions and balances in Euros, as required. The Company has sought and received assurances from the financial institutions with which it does business that beginning in 1999 they will be capable of receiving deposits and making payments both in Euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the Euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the Euro, and intends to complete in a timely way any required changes to those contracts.

     Adoption of the Euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy throughout the countries adopting the Euro can be expected to have an effect on the economy of the region. These competitive and economic effects cannot be predicted with certainty, and there can be no assurance that they will not have a material effect on the Company's business in Europe.


                   PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company and its subsidiary Specialty Minerals Inc. are defendants in a lawsuit captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc., which was filed July 31, 1996 and is pending in the U.S. District Court for the Western District of Michigan. The suit alleges that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton now seeks reimbursement. The amount of damages claimed by Eaton is approximately $20 million plus interest. The Company believes it has insurance coverage for a substantial portion of the alleged damages, if it should be held liable. While all litigation contains an element of uncertainty, the Company and Specialty Minerals believe that they have valid defenses to the claims asserted by Eaton in this lawsuit, are continuing to defend all such claims vigorously, and believe that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          3.1 --- Restated By-Laws of the Company, as amended and restated October 22, 1998

          4.1 --- First Amendment of Rights Agreement dated as of November 2, 1998, by and between the Company and ChaseMellon Shareholder Services L.L.C., amending Rights Agreement dated as of October 26, 1992 and previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

          10.1--- Form of Employment Agreement (1), together with schedule relating to executed Employment
                    Agreements

          10.2--- Form of Severance Agreement (2), together with schedule relating to executed Severance
                    Agreements

          15  ---   Accountants' Acknowledgment (Part I Data)

          27.1--- Financial Data Schedule for the nine months ended September 27, 1998

          27.2--- Financial Data Schedule for the nine months ended September 28, 1997

          99  ---   Statement of Cautionary Factors That May
                    Affect Future Results

(1) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


(b) No reports on Form 8-K were filed during the third quarter of 1998.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     Minerals Technologies Inc.




                    By: /s/Neil M. Bardach
                           Neil M. Bardach
                           Vice President-Finance and
                           Chief Financial Officer


November 3, 1998