Form 10-K
period 1998-12-31
MINERALS TECHNOLOGIES INC
filed 1999-03-18
CIK 891014

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


                              FORM 10-K



/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1998

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

---------------------------------------------------------------------------
Title of each class                           Name of each exchange
                                              on which registered
---------------------------------------------------------------------------
Common Stock, $.10 par value                  New York Stock Exchange
---------------------------------------------------------------------------
       Securities registered pursuant to Section 12(g) of the Act:
                                   None
                                  ------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X            No
                          ----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                             ----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of February 1, 1999 was approximately $496.5 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 3, 1999, the Registrant had outstanding 21,627,262 shares of common stock, all of one class.

                   DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 2, 1999
                                                       Part III

                  MINERALS TECHNOLOGIES INC.
                 1998 FORM 10-K ANNUAL REPORT

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
                           PART I

Item 1.   Business                                             1

Item 2.   Properties                                           9

Item 3.   Legal Proceedings                                   11


Item 4.   Submission of Matters to a Vote of
          Security Holders                                    11

Executive Officers of the Registrant                          12


                              PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                     13

Item 6.   Selected Financial Data                             14

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       15

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                                   21

Item 8.   Financial Statements and Supplementary Data         21

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure              21

                              PART III

Item 10.  Directors and Executive Officers of the Registrant  21

Item 11.  Executive Compensation                              21

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                               21

Item 13.  Certain Relationships and Related Transactions      22


                              PART IV

Item 14.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K                                 22

-----------------------------------------------------
Signatures                                                    25

                              PART I

ITEM 1.   BUSINESS

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company has two operating segments:
Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate ("PCC") and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and services used primarily by the steel, cement and glass industries. The Company emphasizes research and development. The level of the Company's research and development spending as well as its history of developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements and create new market opportunities through new product development and product application innovations.

SPECIALTY MINERALS SEGMENT

PCC PRODUCTS AND MARKETS

     PCC PRODUCTS

     Paper can be produced under either acid or alkaline conditions. Historically, in North America, paper was primarily produced using acid technologies. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials, such as titanium dioxide, which are necessary in greater quantities in the acid process. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies, which permit mineral fillers to be substituted for more expensive wood fiber and pigments used to increase brightness, resulting in significant cost savings. As a result of these conditions, the Company believed that a significant opportunity existed to provide paper producers with a high performance filler product that could facilitate the transition to the alkaline papermaking process. The Company's four-year development effort culminated in the construction of the first commercial satellite PCC plant at the Wisconsin Rapids paper mill of Consolidated Papers, Inc. in 1986. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced using the PCC products manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants among uncoated wood-free paper producers. The Company has also built satellite PCC plants that replace ground calcium carbonate. In addition, the Company has constructed satellites for coating PCC, and more recently, satellites for the use of its patented acid-tolerant PCC technology. This technology provides higher performance qualities to manufacturers of groundwood paper like newsprint, magazine and catalogue papers. The following table shows the number of satellite PCC plants operated by the Company at the end of the periods indicated. For information with respect to the locations of the Company's satellite PCC plants at December 31, 1998, see Item 2, "Properties" below.

                           SATELLITE PCC PLANTS
                            AT END OF QUARTER
                           --------------------

CALENDAR YEAR            FIRST SECOND THIRD  FOURTH
-------------            ----- ------ -----  ------
 1994                     36     36     36     36
 1995                     37     37     38     38
 1996                     41     42     43     44
 1997                     45     46     48     49
 1998                     50     53     53     53

     In 1998, the Company commenced operations at four new satellite PCC plants in three different countries. These satellite PCC plants are located in France, Germany and two in the United States.

     During 1998, the Company signed agreements to construct two new satellite plants, both of which are now under construction. The satellite PCC plants under construction are located in China and in the United States. These PCC plants are scheduled to commence operations in the first half of 1999.

     In addition, on April 30, 1998, the Company acquired a precipitated calcium carbonate manufacturing facility in the United Kingdom which allows the Company to establish a base for its specialty PCC business in Europe.

     The Company staffs, operates and maintains all of its satellite PCC plants and owns the related technology used at its satellite PCC plants. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of a customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third parties PCC produced at a satellite plant in excess of the host paper mill's requirements. The Company's satellite PCC plants and customers are listed in Item 2, "Properties."

     The Company currently manufactures several customized PCC product forms through proprietary processes at its satellite PCC plants, each designed to provide optimum brightness, opacity, bulking and/or paper strength. While focusing on expanding sales at its existing satellite PCC plants, the Company's research and development and technical service staffs have pioneered a number of new technologies. These include acid-tolerant PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and PCC crystal morphologies for coating paper. The Company expects that research and development in coating technology will open up a larger market for PCC that will build slowly as paper companies begin to include PCC in their proprietary coating formulations.

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

     The Company's PCC product line net sales were $349.5 million, $299.9 million, $263.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     KEY MARKETS

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


     NORTH AMERICAN WOOD-FREE PRINTING AND WRITING PAPERS. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the costs of wood fiber and other materials. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies, thereby resulting in significant cost savings. Ground chalk has historically been used by European alkaline-based paper producers as a low-cost substitute for wood fiber. In North America, however, the use of ground chalk is not practical as there is no naturally occurring chalk.

     PCC must compete with other fillers, such as ground limestone and clay. PCC costs more to produce than ground limestone or clay since the production process is inherently more complex. Limestone is mined, crushed and ground; clay is mined, ground and perhaps calcined. PCC is manufactured via a chemical process which takes lime (which itself is produced by calcining a mined product, limestone), dissolves it, combines it with carbon dioxide and separates the final product. Drying and transportation can add over $100 per ton to the product cost. If shipped wet, additional freight costs are incurred. In many cases this added cost makes PCC from merchant plants uncompetitive with other fillers.

     In response to these conditions and as a result of a concentrated research and development effort, the Company developed the satellite PCC plant concept. The Company's satellite PCC plants have facilitated the conversion of a substantial percentage of the North American uncoated wood-free printing and writing paper producers to alkaline papermaking. The Company estimates that during 1998, more than 80% of North American wood-free paper was produced employing alkaline technology.

     Presently, the Company owns and operates 35 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. Based upon its experience, the Company anticipates that the aggregate volume of PCC used by these 35 paper mills will increase. The Company also estimates that a few additional North American paper mills producing wood-free paper are both suitable for conversion to the more economical and, in the Company's view, more ecologically sound, alkaline method and large enough to support a satellite PCC plant.

     The Company is also placing increased emphasis on the use of PCC to coat paper. PCC increases gloss and printability of the sheet while decreasing paper's cost per ton. The coating market is large and the Company believes it will continue to grow at a higher average growth rate than the uncoated market, and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at approximately ten satellite PCC plants.

     WORLDWIDE WOOD-CONTAINING PRINTING AND WRITING PAPERS. To date, the Company's PCC products have primarily been used in wood-free alkaline papermaking processes. The groundwood paper market, which the Company is beginning to penetrate, represents nearly half of worldwide paper production. The wood-containing segments of the paper industry still generally employ acid papermaking technology. The conversion to alkaline technology by these segments has been hampered by the phenomenon of alkaline darkening, the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT-TM-PCC) that provides high-brightness, high-quality groundwood paper produced in an acid environment. The Company now supplies PCC to six groundwood paper mills, pursuant to long-term contracts.

     The Company believes PCC filler levels for uncoated wood-containing paper generally will be less than those for uncoated wood-free paper. There can be no assurance as to the number of producers of wood-containing paper that will contract with the Company to purchase AT-TM- PCC.

     INTERNATIONAL WOOD-FREE PRINTING AND WRITING PAPERS. The Company estimates the production of uncoated wood-free printing and writing papers outside of North America that can be served by its satellite PCC operations is approximately the same size (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. A number of factors have influenced the acceptance of the Company's satellite PCC technology in foreign markets. Although European wood-free paper producers predominantly use alkaline papermaking processes, PCC, although growing in use, is not the prevalent filler in this market. Ground limestone is readily available in Europe and commonly used as a low-cost filler product in alkaline systems. In addition, supplies of lime suitable for the manufacture of PCC generally are more expensive than such lime in North America. However, the Company believes that the superior brightness and opacity characteristics offered by its PCC products should allow it to compete with suppliers of ground limestone and other filler
products in this market.   In Latin America and Asia supplies of lime
suitable for PCC production are generally readily available.

PROCESSED MINERAL PRODUCTS AND MARKETS

     The Company mines and processes natural mineral products, limestone and talc, and manufactures lime, a mineral-based product.

     Limestone and talc are mined, crushed, screened and beneficiated and, on occasion, subjected to surface chemical modification.

     Lime, a mineral-based product, is used as a raw material for the manufacture of PCC at the Company's Adams, Massachusetts facility, and sold commercially to the steel and chemical industries.

     In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. Net sales of the Midwest limestone business in 1997 were $20.8 million. Net sales from this facility in 1998, prior to the divestiture, were $1.6 million. This was the Company's only business unit competing for sales of limestone aggregate, a commodity business. References to ongoing operations exclude the results from this facility.

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

     The Company's net sales of processed mineral products from ongoing operations were $77.9 million, $82.4 million and $79.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

REFRACTORIES SEGMENT

REFRACTORY PRODUCTS AND MARKETS

     REFRACTORY PRODUCTS.

     The Company offers a broad range of monolithic refractory products as well as pre-cast monolithic refractory shapes. Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical services support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD-RT- sprayer, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis by steel mills on increased productivity, the SEQUAD-RT- sprayer and the related technologically advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced. The Company's experienced technical service staff and advanced applications equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, laser measurement of refractory wear is conducted by the Company's technicians in certain plants. The Company believes that these services, together with its refractory product offerings, provide the Company with a strategic marketing advantage.

     The patented KILNTEQ-RT- refractory technology system is a new concept for lining the interior of lime and cement kilns. The KILNTEQ-RT- system calls for lining the huge, tube-like kilns with refractory material in a polygonal shape. This shape, rather than the circular linings now generally used, is believed to increase raw material throughput and to decrease energy use.

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

     NON-STEEL REFRACTORY PRODUCTS. This product line encompasses refractory shapes and linings and pyrolytic graphite products that are sold to the glass, cement, aluminum, petrochemical and other non-steel industries.

     The Company's refractory net sales were $180.2 million, $199.2 million and $196.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     KEY MARKETS

     The principal market for the Company's refractory products is the steel industry. Raw steel production on a worldwide basis has shown only modest growth in the past ten years. However, management believes that certain trends in the steel-making industry will continue to provide growth opportunities for the Company. These trends include the development of improved manufacturing processes such as continuous casting, the need of steel producers for increased productivity and higher grade refractories, as well as a modest shift toward electric steel making.

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

MARKETING AND SALES

     The Company principally relies on its worldwide direct sales force to market its products. The direct sales force is augmented by worldwide technical service teams, which are familiar with the industries to which the Company markets its products, and several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists North American paper producers in their conversion to alkaline papermaking and provides post-conversion assistance to customers. In addition, the Company's technical service personnel advise with respect to the use of monolithic refractory materials and, in many cases, apply the refractory materials to the customers' furnaces and other vessels pursuant to service agreements. Continued use of skilled technical service teams is an important component of the Company's business strategy.

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

RAW MATERIALS

     The Company uses lime in the production of PCC, and is a significant purchaser of lime in North America. Generally, lime is purchased from unaffiliated suppliers located in close geographic proximity to the Company's satellite PCC plants, pursuant to long-term contracts, and to a lesser extent, supplied by the Company from its Adams, Massachusetts facility. If there were to be an interruption in the supply of lime from any particular lime supplier to the Company, the Company believes that alternative sources of lime would be available at effectively the same cost to the Company. In Europe, supplies of lime suitable for the manufacture of PCC are generally available.

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

     With respect to its PCC products, the Company competes for sales to the paper industry based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that the Company believes imparts superior brightness and opacity properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon availability of materials, price, and optical characteristics such as brightness, opacity and paper strength.

     With respect to the Company's refractory products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, quality and consistency and ease of application), price, and the availability of technical support. The Company competes with different companies in different geographic areas and in separate aspects of its product line.

     The Company competes in sales of its limestone and talc based primarily upon product quality, price, and the geographic location of the purchaser.

RESEARCH AND DEVELOPMENT

     Many of the Company's product lines are technology-based, and the Company's business strategy for continued growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, acid-tolerant PCC, production of PCC crystal morphologies for coating paper, the SEQUAD-RT- sprayer, the KILNTEQ-RT- system, and numerous new refractory products.

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

     For the years ended December 31, 1998, 1997 and 1996, the Company expended approximately $21.0 million, $20.4 million, and $19.7 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 1998 approximated 3.4% of net sales.

PATENTS AND TRADEMARKS

     The Company owns or has the right to use approximately 400 patents and approximately 800 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 2,260 persons, of whom approximately 700 were employed by the Company outside the
United States.   The Company believes its relationships with its employees
are good.

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

     The Company undertakes no obligation to update any forward-looking statements. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

     As permitted by the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements which identify factors that could cause the Company's actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. Investors should not consider this list an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

-    HISTORICAL GROWTH RATE
     Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographical markets such as Asia, Latin America and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used in each ton of paper produced; and developing, introducing and selling new products. Difficulties, delays or failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

-    CONTRACT RENEWALS
     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. To date, the Company's experience with extensions and renewals of its satellite PCC agreements has been favorable. There is no assurance, however, that this will continue to be the case. Failure of a number of the Company's customers to renew existing agreements could cause the future growth rate of the Company to differ materially from its historical growth rate, and could have a substantial adverse effect on the Company's results of operations.

-    LITIGATION; ENVIRONMENTAL EXPOSURES
     The Company's operations are subject to international, federal, state and local environmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party to various litigation matters, including the Eaton litigation which has previously been disclosed in the Management's Discussion and Analysis sections of the Company's most recent filings under the Securities Exchange Act of 1934. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided reserves for such matters which it believes to be adequate, an unanticipated liability arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.

-    NEW PRODUCTS
     The Company is engaged in a continuous effort to develop new products in all of its product lines. Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause its actual results of operations to differ materially from expected results.

-    COMPETITION; PROTECTION OF INTELLECTUAL PROPERTY
     Particularly in its PCC and Refractory product lines, the Company competes based in part upon proprietary knowledge, both patented and unpatented. The Company's ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure as well as against infringement. In addition, development by the Company's competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company's financial condition or results of operations.

-    RISKS OF DOING BUSINESS ABROAD
     As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, nationalization, expropriation, limits on repatriation of funds, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.

-    AVAILABILITY OF RAW MATERIALS
     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for PCC operations and magnesia for refractory operations, and on having adequate access to the ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

-    YEAR 2000

     The Company faces the risk that the transition to the year 2000 may cause its own systems and equipment, or the systems and equipment of other firms, to fail unexpectedly. The Company is taking steps to study and reduce this risk, as outlined in the Management's Discussion and Analysis section of this report. However, failure of the Company's efforts to repair or replace its information technology systems according to schedule; failure to identify a mission-critical, non-year 2000-compatible item of software or embedded control; failure of a significant vendor or customer to provide the Company with goods or services or to purchase or pay for goods or services, because of year 2000-related breakdowns; or widespread year 2000-related disruption of the electrical, banking, telecommunications or transportation systems or of the economy in general, could adversely affect the Company's financial position or results of operations.

-    CYCLICAL NATURE OF CUSTOMERS' BUSINESS
     The bulk of the Company's sales are to customers in two industries, paper and steel, which have historically been cyclical. The Company's exposure to variations in its customers' business has been reduced in recent years by the growth in the number of plants it operates; by the diversification of its portfolio of products and services; and by its geographic expansion, since economic problems are usually not equally felt in all parts of the world. In addition, the structure of some of the Company's long-term contracts gives it a degree of protection against declines in the quantity of product purchased, since the price per ton rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' cost of product or increase their productivity, which should encourage them to use its products. However, a sustained economic downturn in one or more of the industries or geographic regions which the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

-    ADOPTION OF A COMMON EUROPEAN CURRENCY
     On January 1, 1999, eleven European countries adopted the euro as their common currency. Adoption of the euro will require changes both to the Company's financial reporting systems and to commercial arrangements with third parties, including customers, suppliers and financial institutions. In addition, adoption of a single currency and a common monetary policy by the countries adopting the euro can be expected to have effects on competition in Europe and on the overall economy of the region. A failure on the Company's part to identify or to correct systems or agreements which require modification, or effects on the competition or the general economy of the region, could adversely affect its financial position or results of operations.

ITEM 2.   PROPERTIES

     Set forth below is the location of, and customer served by, each of the Company's satellite PCC plants at December 31, 1998. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

LOCATION                           CUSTOMER
--------                           --------

Alabama, Jackson                   Boise Cascade Corporation
Alabama, Mobile                    International Paper Company
Alabama, Selma                     International Paper Company
Arkansas, Ashdown                  Georgia-Pacific Corporation
Brazil, Jacarei                    Votorantim Celulose e Papel
Brazil, Luiz Antonio               Votorantim Celulose e Papel
Brazil, Suzano                     Cia Suzano de Papel e Celulose
California, Anderson               Shasta Acquisition, Inc.
Canada, Cornwall, Ontario          Bowater, Inc.
Canada, Dryden, Ontario            Weyerhauser Canada Inc.
Canada, St. Jerome, Quebec         Rolland Paper Inc.
Canada, Windsor, Quebec            Domtar Inc.
Finland, Aanekoski1                Metsa-Serla Group
Finland, Anjalankoski1             Myllykoski Paper Oy
Finland, Lappeenranta1,2           Enzo-Gutzeit Group
Finland, Tervakoski1               Enzo-Gutzeit Group
Florida, Pensacola                 Champion International Corporation
France, Docelles                   UPM Kymmene Corporation
France, Saillat Sur Vienne         Aussedat Rey (a subsidiary of
                                    International Paper Company)
Germany, Schongau                  Haindl Papier Gmbh
Indonesia, Perawang1               PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera                     American Israeli Paper Mills, Ltd.
Kentucky, Wickliffe                Westvaco Corporation
Louisiana, Port Hudson             Georgia-Pacific Corporation
Maine, Jay                         International Paper Company
Maine, Madison                     Madison Paper Industries
Mexico, Chihuahua                  Corporativo Copamex, S.A. de C.V.
Michigan, Plainwell                Plainwell Paper Company
Michigan, Quinnesec                Champion International Corporation
Minnesota, Cloquet                 Potlatch Corporation

Minnesota, International Falls     Boise Cascade Corporation
New York, Oswego                   International Paper Company
New York, Ticonderoga              International Paper Company
North Carolina, Plymouth           Weyerhaeuser Company
Ohio, Chillicothe                  The Mead Corporation
Ohio, West Carrollton              Appleton Papers Inc.
Pennsylvania, Erie                 International Paper Company
Pennsylvania, Lock Haven           International Paper Company
Poland, Kwidzyn                    International Paper Company
Portugal, Figueira da Foz1         Soporcel - Sociedade Portuguesa de
                                    Celulose, S.A.
Slovakia, Ruzomberok               Severoslovenske Cululozky a Papierne
                                    s.p.
South Carolina, Eastover           Union Camp Corporation
South Africa, Merebank1            Mondi Paper Company Ltd.
Tennessee, Kingsport               Willamette Industries Inc.
Texas, Pasadena                    Pasadena Paper Company LP
Thailand, Tha Toom1                Advance Agro Public Co. Ltd.
Virginia, Franklin                 Union Camp Corporation
Washington, Camas                  James River Corporation
Washington, Longview               Weyerhaeuser Company
Washington, Wallula                Boise Cascade Corporation
Wisconsin, Kimberly                Repap Wisconsin Inc. (a subsidiary of
                                    Repap Enterprises Corp., Inc.)
Wisconsin, Park Falls              Cross Pointe Paper Corporation
Wisconsin, Wisconsin Rapids        Consolidated Papers, Inc.

1 These plants are owned through joint ventures.
2 This PCC plant is not located on-site at the paper mill.

     The Company also owned at December 31, 1998 six plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, and talc and directly or indirectly owns or leases approximately 15 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.

     LOCATION                 FACILITY            PRODUCT LINE
     --------                 --------            ------------
     UNITED STATES
Arizona, Pima County          Plant; Quarry4      Limestone
California, Los Angeles       Sales Office1       PCC, Lime, Limestone,
                                                   Talc
California,
Lucerne Valley                Plant; Quarry       Limestone
Connecticut, Canaan           Plant; Quarry       Limestone, Metallurgical
                                                   Wire/Calcium
Indiana, Highland             Plant               Monolithic Refractories
Massachusetts, Adams          Plant; Quarry       Limestone, Lime, PCC
Montana, Dillon               Plant; Quarry       Talc
New Jersey, Old Bridge        Plant               Monolithic
                                                  Refractories/Shapes
New York, New York            Headquarters1;      All Company Products
                              Sales Offices1

Ohio, Bryan                   Plant               Monolithic Refractories
Ohio, Dover                   Plant               Refractories
Pennsylvania, Bethlehem       Research            PCC, Lime,Limestone,
                              Laboratories;        Talc, Pyrolytic Graphite
                              Sales Offices
Pennsylvania, Easton          Research            PCC, Lime, Limestone,
                              Laboratories;        Talc, Pyrolytic
                              Plant               Graphite, Refractories,
                                                   Metallurgical
                                                  Wire
Pennsylvania, Slippery Rock   Plant               Refractory Shapes

     INTERNATIONAL
Australia, Carlingford        Sales Office1       Monolithic Refractories
Belgium, Brussels             Sales Office1       Monolithic
                                                  Refractories/PCC
Brazil, Belo Horizonte        Sales Office1       Monolithic Refractories
Brazil, Sao Paulo             Sales Office1       PCC
Brazil, Volta Redonda         Sales Office1       Monolithic Refractories
Canada, Lachine               Plant               Refractory Shapes
China, Huzhou                 Plant2              Monolithic Refractories
Germany, Duisburg             Sales Office        Monolithic Refractories
Ireland, Cork                 Plant; Sales        Monolithic Refractories/
                               Office1             Metallurgical Wire
Italy, Brescia                Sales Office;       Monolithic Refractories/
                              Plant                Shapes
Japan, Gamagori               Plant               Monolithic Refractories/
                                                  Shapes, Calcium
Japan, Tokyo                  Sales Office1       Monolithic Refractories/
                                                   Shapes, Calcium, PCC,
                                                   Talc
Mexico, Gomez Palacio         Plant1              Monolithic Refractories
Singapore.                    Sales Office1       PCC
Spain, Santander              Sales Office1       Monolithic Refractories
South Africa,
 Pietermaritzburg             Plant               Monolithic Refractories
South Korea, Yangsan          Plant3              Monolithic Refractories
South Korea, Seoul            Sales Office1       Monolithic Refractories
United Kingdom,
 Lifford                      Plant               PCC, Lime
United Kingdom,
 Rotherham                    Plant               Monolithic Refractories/
                                                  Shapes

1 Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
2    This plant is leased through a joint venture.
3    This plant is owned through a joint venture.
4    This plant is leased to another company.

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

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

NAME                     AGE  POSITION
----                     ---  --------

Jean-Paul Valles         62   Chairman of the Board and Chief
                               Executive Officer
Paul R. Saueracker       57   Vice President of the Company and
                               President, Specialty Minerals Inc.
Anton Dulski             57   Vice President of the Company and
                               President,  MINTEQ International Inc.
S. Garrett Gray          60   Vice President, General Counsel and
                               Secretary
Neil M. Bardach          50   Vice President, Finance and Chief
                               Financial Officer; Treasurer
                               (effective February 1, 1999)
Howard R. Crabtree       54   Vice President, Organization & Human
                               Resources
William A. Kromberg      53   Vice President, Taxes
Michael A. Cipolla       41   Controller
Stephen E. Hluchan       56   Treasurer (retired, effective
                               February 1, 1999)

     Jean-Paul Valles, Ph.D., has served as Chairman of the Board and a director of the Company since April 1989. He was elected Chief Executive Officer of the Company in August 1992. Until the completion of the initial public offering, Dr. Valles served as a Vice-Chairman of Pfizer, a position he had held since March 1992. At Pfizer, Dr. Valles had been responsible for a number of Pfizer's businesses, including, since 1989, the operations that comprise the Company, and had served in a number of other executive positions, including Executive Vice President from 1991 to 1992. Dr. Valles continues to serve as a director of Pfizer. In addition, he is a director of Junior Achievement of New York, Inc. and of The New York Chapter of the French-American Chamber of Commerce in the U.S., Inc., and a member of the American Economic Association and the Financial Executives Institute.

     Paul R. Saueracker has served as Vice President of the Company and President of Specialty Minerals Inc. since February 1994. Prior to that time, he had been Executive Vice President of Specialty Minerals Inc. since October 1993. Since 1989, he served as Vice President of Marketing and Sales of Specialty Minerals Inc. Mr. Saueracker is a former President of the Pulverized Limestone Division of the National Stone Association and a member of the Technical Association of the Pulp and Paper Industry and the Paper Industry Management Association. He is also a member of the Board of Trustees of the Institute of Paper Science and Technology in Atlanta, Georgia.

     Anton Dulski has served as Vice President of the Company and President of Minteq International Inc. since January 1, 1996. Previously, he served as Senior Vice President of Minteq with responsibility for European operations from 1993 to 1995 and; as Vice President of Minteq with responsibility for sales and marketing in Europe from 1992 to 1993.

     S. Garrett Gray has served as Vice President and Secretary of the Company since April 1989. In August 1992, Mr. Gray was appointed General Counsel of the Company.

     Neil M. Bardach has served as Vice President-Finance and Chief Financial Officer of the Company since August 1998. Prior to that time, Mr. Bardach was Chief Financial Officer of The Genlyte Group Incorporated, a publicly traded manufacturer of lighting fixtures, since July 1994, and held various positions with Anacomp, Inc. from 1983 to 1994.

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

     Michael A. Cipolla has served as Controller of the Company since April 1, 1998. From December 1992 to March 1998 he served as Assistant Corporate Controller of the Company. Prior to joining the Company, Mr. Cipolla was with KPMG LLP from 1983; and served as a Senior Manager from 1987.

     Stephen E. Hluchan served as Treasurer of the Company from August 1992 through January 1999.

                              PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS


     The Company's common stock is traded on the NYSE under the symbol
"MTX".

     Information on market prices and dividends is set forth below:



   1998 QUARTERS            FIRST     SECOND    THIRD     FOURTH
   -------------            -----     ------    ------    -------

   Market Price Range Per
   Share of Common Stock
   High                     $52 5/16  $55 9/16  $54       $51 1/4
   Low                      40 15/16  48 3/8    35 7/8    36
   Close                    49 15/16  51 3/4    39 1/4    40 15/16

   Dividends paid per
    common share            $.025     $.025     $.025     $.025


   1997 QUARTERS            FIRST     SECOND    THIRD     FOURTH
   -------------            -----     ------    -----     ------

   Market Price Range Per
   Share of Common Stock
   High                     $42 7/8   $40 7/8   $44 15/16 $46 1/8
   Low                      34        32 1/8    36 1/8    39 1/2
   Close                    34 1/4    37 1/4    44 3/4    45 7/16

   Dividends paid per
    common share            $.025     $.025     $.025     $.025



     On March 3, 1999, the last reported sale price on the NYSE was $43 5/16 per share. As of March 3, 1999, there were approximately 294 holders of record of the common stock.

     On January 28, 1999, the Company's Board of Directors declared a quarterly dividend on its common stock of $.025 per share in respect of the quarter ended December 31, 1998. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends on its common stock of at least $.025 per share. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock will be purchased on the open market from time to time. As of January 19, 1999, the Company had repurchased approximately 909,000 shares under this program, at an average price of approximately $47 per share.

ITEM 6.   SELECTED FINANCIAL DATA


THOUSANDS, EXCEPT
  PER SHARE DATA         1998      1997      1996      1995      1994
                         ----      ----      ----      ----      ----
INCOME STATEMENT DATA:
Net sales             $609,193  $602,335  $555,988  $524,451  $472,637
Cost of goods sold     416,558   424,612   396,345   375,655   335,327
Marketing,
 distribution and
 administrative
 expenses               79,150    77,104    72,485    70,464    66,533
Research and
 development expense    21,038    20,391    19,740    19,658    18,187
                        ------    ------    ------    ------    ------
Income from
 operations             92,447    80,228    67,418    58,674    52,590

Net income              57,224    50,312    43,097    39,529    33,346


EARNINGS PER SHARE:
Basic earnings
 per share              $ 2.57    $ 2.23    $ 1.91    $ 1.75    $ 1.48
                        ======    ======    ======    ======    ======

Diluted earnings
 per share               $2.50    $ 2.18    $ 1.86    $ 1.72    $ 1.46
                         =====    ======    ======    ======    ======

Weighted average
number of common
shares outstanding
   Basic                22,281    22,558    22,621    22,633    22,603
   Diluted              22,926    23,113    23,132    23,001    22,805
Dividends declared
 per common share       $ 0.10    $ 0.10    $ 0.10    $ 0.10    $ 0.10

BALANCE SHEET DATA:
Working capital       $112,892  $132,364  $115,540  $86,746   $135,844
Total assets           760,912   741,407   713,861  649,144    588,124
Long-term debt          88,167   101,571   104,900   67,927     83,031
Total debt             101,678   115,560   130,239   95,817     83,031
Total shareholders'
 equity                489,163   466,997   448,250   416,153   381,098



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME AND EXPENSE ITEMS AS
A PERCENTAGE OF NET SALES
YEAR ENDED DECEMBER 31,                  1998      1997      1996
                                         ----      ----      ----
Net sales                               100.0%    100.0%    100.0%
Cost of goods sold                       68.4      70.5      71.3
Marketing, distribution and
 administrative expenses                 13.0      12.8      13.0
Research and development expenses         3.4       3.4       3.6
                                         ----      ----      ----
Income from operations                   15.2      13.3      12.1
Net income                                9.4%      8.4%      7.8%
                                         ====      ====      ====


OVERVIEW OF 1998 AND OUTLOOK

    In 1998, the Company adhered to its strategy of expanding its Precipitated Calcium Carbonate (PCC) product line within the Specialty Minerals segment. The Company commenced operations at four new satellite PCC plants in three different countries and signed agreements for construction of two large satellite plants, one in China and one in the United States. Together, the plants under construction have production capacity equivalent to approximately nine "satellite units" and are scheduled to begin operations in the first half of 1999. (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) The Company also contracted for the addition of a large PCC coating facility at an existing satellite plant in Finland and acquired a PCC business in the United Kingdom. The patented acid-tolerant PCC technology continues to show growth and the groundwood sector of the worldwide paper industry continues to show widespread interest in this product. In addition, the Company expanded several satellite plants at various locations around the world. As a result, sales of PCC as a percentage of the Company's total net sales, which were 37.4% in 1992, had risen to 57.4% by 1998. The Company expects this trend to continue as volume growth of PCC continues to outpace growth in the Processed Minerals product line and the Refractories segment.

    The Company now operates or has under construction 55 satellite PCC plants in 15 countries worldwide. The Company is optimistic that volume growth will continue in 1999. The Company expects additional expansions at existing satellite PCC plants to occur in 1999 and also expects to sign contracts for additional satellite PCC plants.

    In 1999, the Company plans to continue its focus on the following growth strategies for the PCC product line:

- Continued efforts to increase market penetration in North America, Europe, Latin America, and the Pacific Rim.
- Continued expansions of the capacity of existing satellite PCC plants in response to increased demand, which is resulting from either increased PCC filler levels in paper or the installation of new paper machines.
- Continued research and development and marketing efforts of acid-tolerant PCC, coating PCC and other products.

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

     The Company will continue to emphasize specialty products in its Refractories segment product lines and to commercialize products, processes and equipment through research and development efforts.

    As the Company continues to expand its operations overseas, it faces the inherent risks of doing business abroad, including exchange rate fluctuations, nationalization, expropriation, limits on repatriation of funds and other factors. In addition, the Company's performance depends to some extent on that of the industries it serves, particularly the paper, steel and construction industries.

RESULTS OF OPERATIONS


NET SALES
DOLLARS IN MILLIONS       1998     GROWTH     1997     GROWTH     1996
                         ------    ------    ------    ------    ------
Net sales                $609.2     1.1%     $602.3     8.3%     $556.0



     Worldwide net sales in 1998 increased 1.1% over the previous year to $609.2 million. The stronger U.S. dollar had an unfavorable impact of approximately $12 million (or 2 percentage points) on sales growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, grew 6.4% while sales in the Refractories segment
declined 9.5%.   In 1997, worldwide net sales increased 8.3% over the prior year to $602.3 million. The Specialty Minerals segment sales increased 12.2% and the Refractories segment sales increased 1.3% in 1997.

     Worldwide net sales of PCC in 1998 increased 16.5% to $349.5 million from $299.9 million in the prior year. This increase was primarily attributable to the commencement of operations at four new satellite PCC plants in 1998 and to the acquisition of a PCC business in the United Kingdom. In addition, a full year of operations at several satellite PCC plants that began operations in 1997 and volume increases from the Company's long-standing satellite PCC plants also contributed to the sales growth. Foreign exchange had an unfavorable impact of approximately $5 million on sales growth. PCC sales in 1997 increased 14.0% to $299.9 million from $263.1 million in 1996. This growth was primarily attributable to the start-up of operations at five new satellite plants that began operations in 1997 and volume increases generated by the Company's long-standing satellite PCC plants.

     Net sales of Processed Minerals decreased 23.0% in 1998. In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. References to ongoing operations exclude the results from this facility. Net sales from the Midwest limestone business in 1997 were $20.8 million. Net sales from this facility in 1998, prior to the divestiture, were $1.6 million. Net sales of Processed Mineral products from ongoing operations decreased 5.5% to $77.9 million from $82.4 million in 1997. This decrease was due largely to the refocus of the talc product line on higher margin customers and products and to the use of the Company's lime to produce PCC instead of selling the lime to third parties. Net sales of Processed Minerals in 1997 rose 7.3%. This growth was primarily attributable to higher volumes.

     In 1998, sales of pyrolytic graphite products, previously reported in the Processed Minerals product line, were reported in the Refractories segment. Prior year's sales have been reclassified to reflect this change.

     Net sales in the Refractories segment in 1998 decreased 9.5% to $180.2 million from $199.2 million in the prior year. Excluding the impact of foreign exchange, the sales decrease was approximately 6.0%. In the second half of 1998, the economic conditions in the worldwide steel industry deteriorated, which had a negative effect on the Refractories segment sales. In both 1998 and 1997, strategic replacement of commodity products with specialty products and systems increased the profitability of this product line. In 1997, net sales in the Refractories segment increased 1.3% from the prior year.

     Net sales from ongoing operations in the United States in 1998 increased 4.2%. This increase was attributable to the growth in the PCC product line. Foreign sales in 1998 increased 5.1%, primarily as a result of the continued international expansion of the Company's PCC product line. In 1997, domestic net sales were 8.2% higher than in the prior year as a result of increased sales in the Specialty Minerals segment. Foreign sales were approximately 8.6% greater than in the prior year, primarily due to growth in the PCC product line.


OPERATING COSTS
AND EXPENSES
DOLLARS IN MILLIONS         1998   GROWTH     1997     GROWTH     1996
-------------------        ------  ------    ------    ------    ------
Cost of goods sold         $416.6  (1.9%)    $424.6     7.1%     $396.3
Marketing, distribution
 and administrative         $79.2   2.7%      $77.1     6.4%      $72.5
Research and
 development                $21.0   3.2%      $20.4     3.3%      $19.7


     Cost of goods sold was 68.4% of sales. This ratio was lower than the prior year and was primarily attributable to improved profitability in the Refractories segment and the Processed Minerals product lines within the
Specialty Minerals segment.   Cost of goods sold in 1997 was 70.5% of
sales, which was lower than the prior year. This was attributable to the improved profitability of the Refractories segment.

     Marketing, distribution and administrative costs increased 2.7% to $79.2 million and were 13.0% of sales. In 1997, marketing, distribution and administrative costs increased 6.4% to $77.1 million and were 12.8% of sales.

     Research and development expenses during 1998 increased 3.2% to $21.0 million and represented 3.4% of sales, comparable to the 1997 ratio. In 1997 and 1996 research and development spending was $20.4 million and $19.7 million, respectively.


INCOME FROM OPERATIONS
DOLLARS IN MILLIONS             1998   GROWTH     1997    GROWTH    1996
-------------------            ------  ------    ------   ------   ------
Income from operations          $92.4   15.2%     $80.2    19.0%    $67.4



     Income from operations in 1998 increased 15.2% to $92.4 million from $80.2 million in 1997. This increase was due primarily to improved profitability in both the Specialty Minerals segment and the Refractories segment and to solid growth in the PCC product line within the Specialty Minerals segment. The Specialty Minerals segment's improved profitability was primarily due to the turnaround in the Processed Minerals product line. The Refractories segment's improved profitability was due to the continued emphasis on new higher margin specialty products and delivery systems. However, the recent downturn in the worldwide steel industry has negatively affected the sales and profitability of the Refractories segment. In 1997, income from operations rose 19.0% to $80.2 million from $67.4 million in 1996. This increase was due primarily to solid growth in the PCC product line within the Specialty Minerals segment, and to improved profitability in the Refractories segment. Operating profits were negatively impacted by startup costs associated with the five new satellite PCC plants and some weakness in the Processed Minerals product line, specifically in talc products.


NON-OPERATING DEDUCTIONS
DOLLARS IN MILLIONS       1998    GROWTH     1997     GROWTH     1996
-------------------      ------   ------    ------    ------    ------
Non-operating
 deductions, net         $(6.1)   (24.1)%   $(8.0)     67.7%    $(4.8)


     Non-operating deductions in 1998 decreased from the prior year due to lower net interest expense and lower foreign exchange losses. Gross interest expense decreased 14.0% from the prior year to $7.0 million. Non-operating deductions in 1997 increased from 1996 due to foreign exchange losses and higher net interest expense which resulted from a reduction in capitalized interest costs. These deductions were partially offset by higher interest income. Gross interest expense in 1997 decreased 2.6% from the prior year to $8.2 million. The foreign exchange losses were approximately $1.7 million in 1997 and occurred primarily in the joint ventures in Thailand, Indonesia and Korea.


PROVISION FOR TAXES ON INCOME
DOLLARS IN MILLIONS             1998     GROWTH     1997     GROWTH    1996
-------------------            ------    ------    ------    ------   ------
Provision for taxes on income   $27.4      18.4%    $23.1      18.6%   $19.5


    The effective tax rate decreased to 31.7% in 1998 compared to 32.0% in 1997. This decrease was due to lower state and local taxes and utilization of foreign tax credits. The effective tax rate was 31.1% in 1996.


MINORITY INTERESTS
DOLLARS IN MILLIONS      1998    GROWTH     1997     GROWTH     1996
-------------------     ------   ------    ------    ------    ------
Minority interests       $1.8     N.A.     $(1.2)     N.A.     $ --


     In 1998, the consolidated joint ventures reflected increased profits as compared to the prior year, and foreign exchange losses had less of an effect on joint venture profits in 1998 as compared to 1997.


NET INCOME
DOLLARS IN MILLIONS      1998    GROWTH     1997     GROWTH     1996
-------------------     ------   ------    ------    ------    ------
Net income              $57.2     13.7%     $50.3      16.7%    $43.1


     Net income increased 13.7% in 1998 to $57.2 million. In 1997, net income increased 16.7% to $50.3 million. Earnings per common share, on a diluted basis, increased 14.7% to $2.50 in 1998 as compared to $2.18 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong during 1998. Cash flows in 1998 were provided from operations and the sale of the Midwest limestone business. The cash was applied principally to fund approximately $82.5 million of capital expenditures, acquire a specialty PCC business, repurchase $42.6 million of common shares for treasury, and remit the required per annum principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities was the primary source of liquidity and amounted to $117.0 million in 1998, $120.6 million in 1997 and $69.9 million in 1996.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the year ending December 31, 1998 was approximately 3.7%.

     On August 4, 1997, the Company redeemed $1,455,000 of the
Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012. This represented the unused portion of the original bond issuance proceeds received on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the year ending December 31, 1998 was approximately 3.7%.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock will be purchased on the open market from time to time. As of January 19, 1999, the Company had repurchased approximately 909,000 shares under this program, at an average price of approximately $47 per share.

     On April 28, 1998, the Company sold its limestone operation in Port Inland, Michigan, to Oglebay Norton Company for approximately $34 million, which approximated its net book value. This high volume commodity operation no longer complemented the Company's long-term strategic vision.

     On April 30, 1998, the Company acquired for approximately $34 million a PCC manufacturing facility located near Birmingham in Kings Norton, England, from Rhodia Limited, a specialty chemicals company. This acquisition allows the Company to establish a base for its specialty PCC business in Europe. This facility produces specialty PCC products for food and pharmaceutical applications, as well as for use in plastics, sealants and coatings, and paper.

     The Company has approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at December 31,
1998 or December 31, 1997.   The Company anticipates that capital
expenditures for 1999 will be approximately $90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants and other opportunities that meet the
strategic growth objectives of the Company.   The Company expects to meet
its long-term financing requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     CYCLICAL NATURE OF CUSTOMERS' BUSINESSES
     The bulk of the Company's sales are to customers in the paper and steel industries, which have historically been cyclical. Both industries encountered difficulties in 1998, which in most markets have been more price-driven than volume-driven. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, the Company's operating results to date have not been materially affected by the difficult economic environment. However, we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative impact on the Company's financial position or results of operations.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on the consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company adopted SOP 98-1 in 1998. The adoption of SOP 98-1 did not materially affect the consolidated financial statements.

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

     YEAR 2000
     The "year 2000 issue" arises because many computer programs and electronically controlled devices denote years using only the last two digits. Because these programs and devices may fail to recognize the year 2000 correctly, calculations or other tasks that involve the year 2000 may cause them to produce erroneous results or to fail altogether. Like other companies, the Company uses operating systems, applications and electronically controlled devices that were produced by many different vendors at different times, and many of which were not originally designed to be year 2000 compatible.

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

     The Company's exposures to the year 2000 issue other than in the area of information technology arise mostly with respect to process control systems and instrumentation at the Company's manufacturing locations, and in equipment used at customer locations. Telephone and e-mail systems, operating systems and applications in free-standing personal computers, local area networks and site services such as electronic security systems and elevators may also be affected. A failure of these systems, which interrupted the Company's ability to supply products to its customers, could have a material adverse impact on its results of operations. These issues are being addressed by the individual business units, by obtaining from vendors and service providers either necessary modifications to the software or assurance that the system will not be disrupted by the year 2000 issue. This process is expected to be completed no later than the third quarter of 1999.

     The Company expects to spend approximately $15-17 million, including internal costs, before January 1, 2000, for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. These expenditures will provide benefits to the Company which include but are not limited
to the achievement of year 2000 readiness.   Of this amount approximately
$13 million had been expended as of December 31, 1998. These expenditures will be capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company has adopted.

     The Company expects to finance these expenditures solely from working capital, and does not expect the total cost associated with its plans to address the year 2000 issue to have a material adverse impact on its financial position or results of operations.

     None of the Company's other information technology projects have been delayed due to the implementation of year 2000 solutions.

     Like other companies, the Company relies on its customers for revenues, on its suppliers for raw materials and on its other vendors for products and services of all kinds; these third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of customers causing a decline in demand for the Company's products, could have a material adverse effect on the Company in turn. In particular, each of the Company's satellite PCC plants relies on one customer for most or all of its business, and in many cases for raw materials as well, so that a shutdown of the host paper mill's operation would also cause the satellite PCC plant to shut down.

     The Company's divisions are communicating with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations, which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

     The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

     The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company. Please see "Cautionary Factors That May Affect Future Results" in Item 1.

     ADOPTION OF A COMMON EUROPEAN CURRENCY
     On January 1, 1999, eleven European countries adopted the euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or be paid in euros or in the former national currencies. On and after January 1, 2002, the former national currencies will cease to be legal tender.

     The Company is currently reviewing its information technology systems and upgrading them as necessary to ensure that it will be able to convert among the former national currencies and the euro, and process transactions and balances in euros, as required. The Company has sought and received assurances from the financial institutions with which it does business that they are capable of receiving deposits and making payments both in euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK
     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at December 31, 1998 or December 31, 1997.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of February 1, 1999" set forth in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement is incorporated herein by reference.

     Under the terms of certain agreements entered into in connection with the reorganization, Pfizer Inc. ("Pfizer") and its wholly-owned subsidiary Quigley Company, Inc. ("Quigley") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering in October 1992.

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


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

    1. Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and Independent
         Auditors' Report are set forth on pages F-2 to F-20.


             Consolidated Balance Sheet as of December 31, 1998 and 1997

             Consolidated Statement of Income for the years ended
             December 31, 1998, 1997 and 1996

             Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

             Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

             Notes to the Consolidated Financial Statements

             Independent Auditors' Report


     2.   Financial Statement Schedule.  The following financial statement schedule is filed as part of this Report:
                                                            Page
                                                            ----
          Schedule II - Valuation and Qualifying Accounts   S - 1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.

     3.1       - Restated Certificate of Incorporation of the Company (1)
     3.2       - Restated By-Laws of the Company (2)
     3.3       - Certificate of Designations authorizing issuance and
                 establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company
     4.1       - Specimen Certificate of Common Stock (1)
     10.1      - Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and
                 Quigley Company Inc. (3)
     10.1(a)   - Agreement dated October 22, 1992 between Specialty
                 Refractories Inc. and Quigley  Company Inc., amending
                 Exhibit 10.1 (4)

     10.1(b)   - Letter Agreement dated October 29, 1992 between
                 Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)

     10.2      - Reorganization Agreement, dated as of September 28,
                 1992, by and between the Company and Pfizer Inc (3)
     10.2(a)   - Letter Agreement dated October 29, 1992 between the
                 Company and Pfizer Inc, amending Exhibit 10.2 (4)
     10.3      - Asset Contribution Agreement, dated as of September 28,
                 1992, by and between Pfizer Inc and Specialty Minerals
                 Inc. (3)
     10.4      - Asset Contribution Agreement, dated as of September 28,
                 1992, by and between Pfizer Inc and Barretts Minerals Inc.
                 (3)
     10.4(a)   - Agreement dated October 22, 1992 between Pfizer
                 Inc, Barretts Minerals Inc. and Specialty Minerals
                 Inc., amending Exhibits 10.3 and 10.4 (4)
     10.5      - Form  of  Employment Agreement (1), together with
                 schedule relating to executed Employment Agreements
                 (2)
     10.6      - Form of  Severance Agreement (5), together with
                 schedule relating to executed Severance Agreements (2)
     10.7      - Company Employee Protection Plan, as amended August
                 25, 1994 (5)
     10.8      - Company Nonfunded Deferred Compensation and Unit
                 Award Plan for Non-Employee Directors, as amended
                 January 25, 1996 (6)
     10.9      - Company Stock and Incentive Plan, as amended and restated
                 as of August 28, 1998 (7)
     10.10     - Company Retirement Annuity Plan, as amended May 25, 1995
                 (6)
     10.11     - Company Nonfunded Supplemental Retirement Plan, as amended
                 October 27, 1994 (8)
     10.12     - Company Savings and Investment Plan, as amended December
                 19, 1994 (9)
     10.13     - Company Nonfunded Deferred Compensation and Supplemental
                 Savings Plan, as amended October 27, 1994 (8)
     10.14     - Rights Agreement, dated as of October 26, 1992, by
                 and between the Company and Chemical Bank, as Rights
                 Agent (1)
     10.14 (a) - First Amendment of Rights Agreement, dated as of November
                 2, 1998 by and between the Company and Chase Mellon Shareholder Services L.L.C., amending Rights Agreement, dated as of October 26, 1992. (2)
     10.15     - Grantor Trust Agreement, dated as of December 29, 1994,
                 between the Company and The Bank of New York, as Trustee (8)
     10.16     - Note Purchase Agreement, dated as of June 28, 1993,
                 between the Company and Metropolitan Life Insurance
                 Company with respect to the Company's issuance of $65,000,000 in aggregate principal amount of its 6.04% Guarantied Senior Notes Due June 11, 2000;together with a schedule regarding other contracts substantially
                 identical in all material respects to the foregoing (10)
     10.17     - Note Purchase Agreement, dated as of July 24, 1996,
                 between the Company and Metropolitan Life Insurance
                 Company with respect to the Company's issuance
                 of $50,000,000 in aggregate principal amount of its
                 7.49% Guaranteed Senior Notes due July 24, 2006 (11)
     10.18     - Indenture, dated July 22, 1963, between the Cork
                 Harbour Commissioners and Roofchrome Limited (3)
     10.19     - Agreement of Lease, dated as of May 24, 1993, between the
                 Company and Cooke Properties Inc (10)
     10.20     - Sale of Business Agreement, dated 5 April 1998 among
                 Minteq U.K. Limited, Specialty Minerals Inc.,
                 John & E. Sturge Limited and Rhodia Limited. (12)
     10.21     - Asset Sale Agreement, dated as of April 27, 1998 between
                 Specialty Minerals (Michigan) Inc. and Oglebay Norton Limestone Company. (12)
     21.1      - Subsidiaries of the Company
     23.1      - Report and Consent of Independent Auditors
     27        - Financial Data Schedule

     (1) Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
     (2) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.
     (3) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25,
          1992.
     (4) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15,
          1993.

     (5) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
     (6) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     (7) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-8 (Registration No. 333-62739), originally filed September 2, 1998.
     (8) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     (9) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.
     (10) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.

     (11) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
     (12) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.


(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed by the Company during the fourth quarter of 1998.

                             SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Minerals Technologies Inc.


                            By: /s/ Jean-Paul Valles
                              ----------------------------
                                Jean-Paul Valles
                                Chairman of the Board
                                and Chief Executive Officer

March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURE                   TITLE                         DATE
---------                   -----                         ----



/s/Jean-Paul Valles
-------------------

Jean-Paul Valles            Chairman of the Board         March 15, 1999
                             and Chief Executive Officer
                             (principal executive officer)
                             and Director



/s/Neil M. Bardach
------------------
Neil M. Bardach             Vice President-Finance        March 15, 1999
                             and Chief Financial Officer;
                             Treasurer (principal
                             financial officer)





/s/ Michael A. Cipolla
----------------------
Michael A. Cipolla          Controller and Chief          March 15, 1999
                             Accounting Officer
                             (principal accounting
                             officer)

SIGNATURE                   TITLE                         DATE
---------                   -----                         ----



/s/John B. Curcio
-----------------
John B. Curcio              Director                      March 15, 1999





/s/Steven J. Golub
------------------
Steven J. Golub             Director                      March 15, 1999






/s/William L. Lurie
-------------------
William L. Lurie            Director                      March 15, 1999






/s/Paul M. Meister
------------------
Paul M. Meister             Director                      March 15, 1999





/s/Michael F. Pasquale
----------------------
Michael F. Pasquale         Director                      March 15, 1999





/s/William C. Steere, Jr.
-------------------------
William C. Steere, Jr.      Director                      March 15, 1999

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

           --------------------------------------

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

Audited Financial Statements:

   Consolidated Balance Sheet as of December 31, 1998 and 1997      F-2

   Consolidated Statement of Income for the years ended December
   31, 1998, 1997 and 1996                                          F-3

   Consolidated Statement of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                 F-4

   Consolidated Statement of Shareholders'  Equity for the years
   ended December 31, 1998, 1997 and 1996                           F-5

   Notes to Consolidated Financial Statements                       F-6

   Independent Auditors' Report                                     F-20

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED BALANCE SHEET
                     (thousands of dollars)




                                                     DECEMBER 31,
                                                     ------------
                                                   1998        1997
                                                   ----        ----

                            ASSETS

Current assets:
 Cash and cash equivalents                        $20,697     $41,525
 Accounts receivable, less allowance
  for doubtful accounts:
 1998--$3,720; 1997--$3,266                       110,192     108,146
 Inventories                                       63,657      61,166
 Other current assets                              16,284      15,745
                                                   ------      ------
   Total current assets                           210,830     226,582

Property, plant and equipment,
   less accumulated depreciation and depletion    524,529     500,731
Other assets and deferred charges                  25,553      14,094
                                                   ------      ------
   Total assets                                  $760,912    $741,407
                                                 ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt                                   $   --        $501
 Current maturities of long-term debt              13,511      13,488
 Accounts payable                                  32,084      33,163
 Income taxes payable                              17,081      11,101
 Accrued compensation and related items            14,329      15,923
 Other current liabilities                         20,933      20,042
                                                   ------      ------
   Total current liabilities                       97,938      94,218

Long-term debt                                     88,167     101,571
Accrued postretirement benefits                    19,376      19,746
Deferred taxes on income                           46,316      44,664
Other noncurrent liabilities                       19,952      14,211
                                                   ------      ------
   Total liabilities                              271,749     274,410
                                                  =======     =======


Commitments and contingent liabilities

Shareholders' equity:
 Preferred stock, without par value;
 1,000,000 shares authorized; none issued              --          --
 Common stock at par, $0.10 par value;
 100,000,000 shares authorized;
 issued 25,534,391 shares in 1998 and
 25,370,402 shares in 1997                          2,553       2,537
 Additional paid-in capital                       144,088     139,113
 Retained earnings                                467,257     412,264
 Accumulated other comprehensive loss              (9,612)    (14,344)
                                                  -------     -------
                                                  604,286     539,570
 Less common stock held in treasury, at cost;
  3,720,717 shares in 1998 and 2,830,017
  shares in 1997                                  115,123      72,573
                                                  -------      ------
   Total shareholders' equity                     489,163     466,997
                                                  -------     -------

   Total liabilities and shareholders' equity    $760,912    $741,407
                                                 ========    ========


See Notes to Consolidated Financial Statements which are an integral part of these statements.

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
              (thousands of dollars, except per share data)



                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                       1998       1997       1996
                                     --------   --------   ---------

Net sales                            $609,193   $602,335    $555,988
Operating costs and expenses:
 Cost of goods sold                   416,558    424,612     396,345
 Marketing, distribution and
 administrative expenses               79,150     77,104      72,485
 Research and development expenses     21,038     20,391      19,740
                                       ------     ------      ------

Income from operations                 92,447     80,228      67,418
                                       ------     ------      ------

 Interest income                        2,146      1,765         966
 Interest expense                      (5,918)    (7,208)     (5,899)
 Other income (deductions)             (2,333)    (2,597)        139
                                      -------    -------     -------
Non-operating deductions, net          (6,105)    (8,040)     (4,794)
                                      -------     -------    -------

Income before provision for taxes on
 income and minority interests         86,342     72,188      62,624
Provision for taxes on income          27,360     23,104      19,488
Minority interests                      1,758     (1,228)         39
                                      -------    -------      ------
Net income                            $57,224    $50,312     $43,097
                                      =======    =======      ======

Basic earnings per share                $2.57      $2.23       $1.91
                                      =======    =======      ======

Diluted earnings per share              $2.50      $2.18       $1.86
                                      =======    =======      ======


See Notes to Consolidated Financial Statements which are an integral part of these statements.

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (thousands of dollars)


                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                              1998         1997       1996
                                             -------      -------    -------

OPERATING ACTIVITIES
Net income                                   $57,224      $50,312    $43,097
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation, depletion and amortization     53,084       52,936     46,183
 Loss on disposal of property, plant and
 equipment                                     1,650          947        786
 Deferred income taxes                         1,212        3,689      3,361
 Other                                         2,304         (681)    (1,500)
Changes in operating assets and liabilities,
 net of effects of acquisition and
 disposition:
   Accounts receivable                          (184)     (11,195)    (4,699)
   Inventories                                (1,744)       7,512     (6,977)
   Other current assets                         (699)      (1,802)    (7,672)
   Accounts payable and accrued
    liabilities                               (3,442)      14,506     (2,744)
   Income taxes payable                        6,699        4,564       (269)
   Other                                         850         (174)       382
                                             -------       ------    -------
Net cash provided by operating
 activities                                  116,954      120,614     69,948
                                             -------      -------     ------

INVESTING ACTIVITIES
Purchases of property, plant and
 equipment                                   (82,450)     (77,331)   (97,308)
Proceeds from disposal of property, plant
and equipment                                    556        3,916      1,073
Acquisition of business                      (34,130)          --         --
Proceeds from disposition of business         32,357           --         --
Other investing activities                    (1,954)          --         --
                                             -------      -------    -------
Net cash used in investing activities        (85,621)     (73,415)   (96,235)
                                             -------      -------    -------

FINANCING ACTIVITIES
Proceeds from issuance of short-term and
long-term debt                                   743       20,089    111,659
Repayment of short-term and
 long-term debt                              (14,380)     (34,679)   (77,237)
Purchase of common shares for treasury       (42,550)      (6,688)    (5,885)
Cash dividends paid                           (2,231)      (2,258)    (2,262)
Proceeds from issuance of stock under
option plan                                    4,091        2,436      2,466
Equity and debt proceeds from minority
interests                                      2,405        3,214      2,500
                                             -------      -------    -------
Net cash (used in)/provided by
 financing activities                        (51,922)     (17,886)    31,241
                                             -------      -------    -------

Effect of exchange rate changes on cash
 and cash equivalents                           (239)      (3,234)      (826)

Net increase (decrease) in cash and
 cash equivalents                            (20,828)      26,079      4,128
Cash and cash equivalents at beginning
 of year                                      41,525       15,446     11,318
                                             -------       ------     ------
Cash and cash equivalents at
 end of year                                 $20,697      $41,525    $15,446
                                             =======      =======    =======


See Notes to Consolidated Financial Statements which are an integral part of these statements.

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In thousands)


                           Common Stock    Additional
                           ------------    Paid-in      Retained
                       Shares    Par Value Capital      Earnings
                       ------    --------- ----------   --------
Balance as of
 January 1, 1996       25,153     $2,515    $133,221    $323,375
                       ------     ------    --------    --------
Comprehensive income:
Net income                 --         --          --      43,097
Currency translation
 adjustment                --         --          --          --
Unrealized holding
 gains, net of tax         --         --          --          --
                       ------     ------     --------    --------

   Total comprehensive
    income                 --         --          --       43,097
                       ------     ------     --------    --------

Dividends declared         --         --           --      (2,262)
Employee benefit
 transactions             107         11        2,455          --
Purchase of
 common stock              --         --           --          --
                       ------     ------     --------    --------

Balance as of
 December 31, 1996     25,260      2,526      135,676     364,210
                       ------     ------    ---------     -------
Comprehensive income:
Net income                 --         --           --      50,312
Currency translation
 adjustment                --         --           --          --
Unrealized holding
 losses, net of tax        --         --           --          --
Minimum pension
 liability adjustment      --         --           --          --
                       ------     ------    ---------     -------
   Total comprehensive
   income                  --         --           --      50,312
                       ------     ------   ----------     -------

Dividends declared         --         --           --      (2,258)
Employee benefit
 transactions             110         11        2,837          --
Income tax benefit
 arising from employee
 stock option plans        --         --          600          --
Purchase of
 common stock              --         --           --          --
                       ------     ------   ----------     -------

Balance as of
 December 31, 1997     25,370      2,537      139,113     412,264
                       ------      ------  ----------    --------
Comprehensive income:
Net income                 --         --           --      57,224
Currency translation
 adjustment                --         --           --          --
Unrealized holding
 losses, net of tax        --         --           --          --
                       ------     ------   ----------    --------
   Total comprehensive
   income                  --         --           --      57,224
                       ------     ------   ----------    --------


Dividends declared         --         --           --      (2,231)
Employee benefit
 transactions             164         16        4,075          --
Income tax benefit
 arising from employee
 stock option plans        --         --          900          --
Purchase of
 common stock              --         --           --          --
                       ------     ------   ----------    --------
Balance as of
 December 31, 1998     25,534     $2,553     $144,088    $467,257
                       ======     ======   ==========   =========


(Table continues...)

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (In thousands)

                     Accumulated
                     Other              Treasury Stock
                     Comprehensive     -----------------
                     Income (Loss)     Shares       Cost        Total
                     -------------   ---------   ---------    --------

Balance as of
 January 1, 1996       $17,042        (2,500)    $(60,000)    $416,153
                       -------        ------     --------     --------
Comprehensive income:
Net income                  --            --           --       43,097
Currency translation
 adjustment             (5,371)           --           --       (5,371)
Unrealized holding
 gains, net of tax          52            --           --           52
                       -------        ------    ---------     --------
   Total comprehensive
    income              (5,319)           --           --       37,778
                       -------        ------    ---------     --------

Dividends declared          --            --           --       (2,262)
Employee benefit
 transactions               --            --           --        2,466
Purchase of
 common stock               --          (160)      (5,885)      (5,885)
                       -------        ------    ---------     --------

Balance as of
 December 31, 1996      11,723        (2,660)     (65,885)     448,250
                       -------        ------    ---------     --------
Comprehensive income:
Net income                  --            --           --       50,312
Currency translation
 adjustment            (25,016)           --           --      (25,016)
Unrealized holding
 losses, net of tax        (50)           --           --          (50)
Minimum pension
 liability adjustment   (1,001)           --           --       (1,001)
                       -------        ------    ---------     --------
   Total comprehensive
    income             (26,067)          --            --       24,245
                       -------       ------     ---------     --------

Dividends declared          --           --            --       (2,258)

Employee benefit
 transactions               --           --            --        2,848
Income tax benefit
 arising from employee
 stock option plans         --           --            --          600
Purchase of common stock    --         (170)       (6,688)      (6,688)
                        ------       ------     ---------     --------

Balance as of
 December 31, 1997     (14,344)      (2,830)      (72,573)     466,997
                       -------       ------     ---------     --------
Comprehensive income:
Net income                  --           --            --       57,224
Currency translation
 adjustment              4,759           --            --        4,759
Unrealized holding
 losses, net of tax        (27)          --            --          (27)
                       -------       ------     ---------     --------
   Total comprehensive
    income               4,732           --            --       61,956
                       -------       ------     ---------     --------

Dividends declared          --           --            --       (2,231)
Employee benefit
 transactions               --           --            --        4,091
Income tax benefit
 arising from employee
 stock option plans         --           --            --          900
Purchase of
 common stock               --         (891)      (42,550)     (42,550)
                       -------       ------     ---------     --------

Balance as of
 December 31, 1998     $(9,612)      (3,721)    $(115,123)    $489,163
                       =======       ======     =========     ========

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

     BUSINESS
     The Company is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company's products are used in manufacturing processes of the paper and steel industries, as well as by the building materials, polymers, ceramics, paints and coatings, glass and other manufacturing industries.

     CASH EQUIVALENTS
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $4.1 million and $8.6 million at December 31, 1998 and 1997, respectively.

     INVENTORIES
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Significant improvements are capitalized. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 4%-8% for buildings, 8%-12% for machinery and equipment and 8%-12% for furniture and fixtures.

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

     GOODWILL
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 25 years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment existed at December 31, 1998.

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

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     EARNINGS PER SHARE
     Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per share have been computed based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

INCOME TAXES

     Income before provision for taxes, by domestic and foreign source is as follows:


    THOUSANDS OF DOLLARS                  1998        1997        1996
                                          ----        ----        ----

    Domestic                           $59,428     $48,746     $47,410
    Foreign                             26,914      23,442      15,214
                                       -------     -------     -------
    Total income before provision
     for income taxes                  $86,342     $72,188     $62,624
                                       =======     =======     =======

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for taxes on income consists of the following:


     THOUSANDS OF DOLLARS             1998     1997    1996
                                      ----     ----    ----
     DOMESTIC
     Taxes currently payable
     Federal                       $15,714   $7,862  $7,845
     State and local                 3,084    2,938   3,593
     Deferred income taxes            (524)   4,634   3,291
                                   -------   ------  ------
     Domestic tax provision         18,274   15,434  14,729
                                   -------   ------  ------

     FOREIGN
     Taxes currently payable         7,350    8,615   4,689
     Deferred income taxes           1,736     (945)     70
                                   -------   ------  ------
     Foreign tax provision           9,086    7,670   4,759
                                   -------   ------  ------
     Total tax provision           $27,360  $23,104 $19,488
                                   =======  ======= =======


     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:


PERCENTAGES                                    1998    1997   1996
                                               ----    ----   ----
U.S. statutory tax rate                        35.0%   35.0%  35.0%
Depletion                                      (3.5)   (3.7)  (5.5)
Difference between tax provided on foreign
 earnings and the U.S. statutory rate          (0.4)   (0.8)  (0.9)
State and local taxes                           2.0     2.9    3.9
Tax credits                                    (2.2)   (0.8)  (2.4)
Other                                           0.8    (0.6)   1.0
                                               ----    ----   ----
Consolidated effective tax rate                31.7%   32.0%  31.1%
                                               ====    ====   ====

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


THOUSANDS OF DOLLARS                              1998        1997
                                                  ----        ----
Deferred tax assets:
Pension and postretirement benefits cost
 reported for financial statement purposes
 in excess of amounts deductible for
 tax purposes                                    $7,245     $7,196
State and local taxes                             2,594      2,789
Accrued expenses                                  2,812      3,121
Alternative minimum tax                               -      3,686
Other                                             3,749      2,060
                                                 ------     ------
Total deferred tax assets                        16,400     18,852
                                                 ------     ------

Deferred tax liabilities:
Plant and equipment, principally
 due to differences in depreciation              60,956     61,093
Other                                             1,760      2,423
                                                 ------     ------
Total deferred tax liabilities                   62,716     63,516
                                                 ------     ------
Net deferred tax liability                      $46,316    $44,664
                                                =======    =======

           MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     Net cash paid for income taxes was $18.3 million, $14.2 million and $15.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

FOREIGN OPERATIONS

     The Company has not provided for U.S. federal and foreign withholding taxes on $69.0 million of foreign subsidiaries' undistributed earnings as of December 31, 1998 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $2.0 million.


     Net foreign currency exchange gains (losses), included in other income (deductions) in the Consolidated Statement of Income, were $(932,000), $(1,721,000) and $296,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

INVENTORIES

     The following is a summary of inventories by major category:

    THOUSANDS OF DOLLARS                 1998       1997
                                         ----       ----
    Raw materials                     $21,681    $19,605
    Work in process                     5,483      5,858
    Finished goods                     19,650     19,812
    Packaging and supplies             16,843     15,891
                                      -------    -------
    Total inventories                 $63,657    $61,166
                                      =======    =======

PROPERTY, PLANT AND EQUIPMENT

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

     THOUSANDS OF DOLLARS                1998        1997
                                         ----        ----
     Land                             $21,224     $22,697
     Quarries/mining properties        19,256      24,148
     Buildings                        118,223     107,865
     Machinery and equipment          642,767     598,190
     Construction in progress          52,709      47,594
     Furniture and fixtures
      and other                        52,040      49,775
                                      -------     -------
                                      906,219     850,269
                                      =======     =======
     Less: Accumulated depreciation
      and depletion                   381,690     349,538
                                      -------     -------
                                     $524,529    $500,731
                                      =======     =======


         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACQUISITION AND DIVESTITURE

     On April 30, 1998 the Company acquired, for approximately $34 million in cash, a precipitated calcium carbonate (PCC) manufacturing facility in the United Kingdom from Rhodia Limited. This acquisition allows the Company to establish a base for its specialty PCC business in Europe. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $8 million, which is being amortized on a straight-line basis over 25 years.

     On April 28, 1998 the Company sold its limestone operation in Port Inland, Michigan, to Oglebay Norton Company for cash and receivables approximating $34 million. The sales price approximated the net book value of the assets.

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND PAYABLE, AND ACCRUED
LIABLILITIES:
     The carrying amounts approximate fair value because of the short maturity of these instruments.

     AVAILABLE-FOR-SALE SECURITIES:
     The available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The fair values are based on quoted market prices and are as follows:


                   1998              1997               1996
              -----------------  -----------------  ------------------
THOUSANDS     MARKET GROSS       MARKET GROSS       MARKET GROSS
OF DOLLARS    VALUE  UNREALIZED  VALUE  UNREALIZED  VALUE  UNREALIZED
                     HOLDING            HOLDING            HOLDING
                     GAINS              GAINS              GAINS
              ------ ----------  ------ ----------  ------ ----------
Common Stock  $389     $174       $424    $230       $558     $340



     The unrealized holding gains, net of taxes, were $86,000, $113,000 and $163,000, respectively, at December 31, 1998,
1997 and 1996 and are included in accumulated other comprehensive loss in the statement of shareholders' equity.

     SHORT-TERM DEBT AND LIABILITIES:
     The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturity of these instruments.

     LONG-TERM DEBT:
     The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt which approximates the carrying amount.

     FORWARD EXCHANGE CONTRACTS:
     The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers.

     When appropriate, the Company enters into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at December 31, 1998 or December 31, 1997.

     CREDIT RISK:
     Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company regularly monitors the credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LONG-TERM DEBT AND COMMITMENTS

     The following is a summary of long-term debt:


     THOUSANDS OF DOLLARS                                1998         1997
                                                         ----         ----
     7.75% Economic Development Revenue
      Bonds Series 1990 Due 2010 (secured)              $4,600      $4,600
     Variable/Fixed Rate Industrial
     Development Revenue Bonds Due 2009                  4,000       4,000
     Variable/Fixed Rate Industrial
     Development Revenue Bonds Due April 1, 2012         7,545       7,545
     Variable/Fixed Rate Industrial
     Development Revenue Bonds Due August 1, 2012        8,000       8,000
     6.04% Guarantied Senior Notes Due June 11, 2000    26,000      39,000
     7.49% Guaranteed Senior Notes Due July 24, 2006    50,000      50,000
     Other borrowings                                    1,533       1,914
                                                        ------      ------
                                                       101,678     115,059
     Less: Current maturities                           13,511      13,488
                                                        ------      ------
     Long-term debt                                    $88,167    $101,571
                                                       =======    ========

     The 7.75% Economic Development Revenue Bonds Due 2010 are tax-exempt, 20-year instruments issued to finance a PCC plant in Eastover, South Carolina. The bonds are dated September 1, 1990. They are currently subject to redemption at face value at the option of the issuer and to redemption at the option of the holder in the event of a downgrade in the rating of the bonds below "A." Pfizer Inc is a guarantor of these bonds.

     The Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009 are tax-exempt 15-year instruments issued to finance the expansion of  a PCC plant in Selma, Alabama.  The bonds
are dated November 1, 1994, and provide for an optional put
by the holder (during the Variable Rate Period) and a
mandatory call by the issuer.  The bonds  bear interest at
either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed
rate option and monthly under the variable rate option.   The
Company has selected the variable rate option on these borrowings and the average interest rate was approximately
3.7% for the year ending December 31, 1998.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012 are tax-exempt 15-year instruments and were issued on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 3.7% for the year ending December 31, 1998.

     On August 4, 1997, the Company redeemed $1,455,000 of the Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012. This represented the unused portion of the original bond issuance proceeds received on April 1, 1997 to finance the construction of a PCC plant in Jackson, Alabama.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately
3.7% for the year ending December 31, 1998.

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

         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The aggregate maturities of long-term debt are as follows:
1999 - $13.5 million; 2000 - $13.5 million; 2001 - $0.5
million; 2002 - $-- million; 2003 - $-- million; thereafter -
$74.2 million.

    The Company has approximately $110 million in uncommitted, short-term bank credit lines. There were no borrowings on these credit lines on December 31, 1998 and December 31, 1997.

     During 1998, 1997 and 1996, respectively, the Company incurred interest costs of $7,047,000, $8,198,000 and $8,417,000 including $1,129,000, $990,000 and $2,518,000, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

BENEFIT PLANS

     PENSION PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 1998 and 1997 is as follows:

                                     PENSION BENEFITS       OTHER BENEFITS
                                     ----------------       --------------
MILLIONS OF DOLLARS                 1998         1997       1998      1997
                                    ----         ----       ----      ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation
 at beginning of year              $80.4        $71.6       $14.0    $12.2
Service cost                         4.8          4.1         0.9      0.8
Interest cost                        5.7          5.2         1.0      0.9
Amendments                           4.0           --          --       --
Actuarial gain                       7.4          4.9         1.5      0.4
Benefits paid                      (10.4)        (4.6)       (0.6)    (0.3)
Other                                0.8         (0.8)         --       --
                                    ----         ----        ----     ----
Benefit obligation
 at end of year                    $92.7        $80.4       $16.8    $14.0
                                   =====        =====       =====    =====

CHANGE IN PLAN ASSETS
Fair value of plan assets
 at beginning of year              $84.6        $70.4        $ --     $ --
Actual return on
 plan assets                        13.2         12.6          --       --
Employer contribution                3.9          5.7         0.6      0.3
Plan participants'
 contributions                       0.7          0.7          --       --
Benefits paid                      (10.4)        (4.6)       (0.6)    (0.3)
Other                                 --         (0.2)         --       --
                                   -----        -----       -----    -----
Fair value of plan assets
 at end of year                    $92.0        $84.6        $ --     $ --
                                   =====        =====       =====    =====

Funded status                     $(0.7)        $4.2       $(16.8)  $(14.0)
Unrecognized transition
 amount                             2.3          3.3           --       --
Unrecognized net
 actuarial loss                    (4.0)        (6.3)         2.8      1.4
Unrecognized prior
 service cost                       6.5          2.9         (5.4)    (7.1)
                                  -----        -----        -----    -----
Prepaid (accrued)
 benefit cost                      $4.1         $4.1       $(19.4)  $(19.7)
                                   ====         ====       ======   ======

Amounts recognized in the
  consolidated balance sheet
  consist of:
Prepaid benefit cost              $10.5         $9.5         $ --     $ --
Accrued benefit liabilities        (9.4)        (7.3)       (19.4)   (19.7)
Intangible asset                    2.0          0.9           --       --
Accumulated other
 comprehensive loss                 1.0          1.0           --       --
                                   ----         ----          ----    ----
Net amount recognized              $4.1         $4.1        $(19.4) $(19.7)
                                   ====         ====        ======  ======


         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of December 31 are as follows:

                                         1998         1997
                                         ----         ----
Discount rate                            6.75%        7.25%
Expected return on plan assets           9.00%        9.25%
Rate of compensation increase            4.00%        4.25%

     For measurement purposes, a health care cost trend rate of approximately 9.8% for pre-age-65 benefits and 8.1% trend for post-age-65 benefits were used. These trend rates were assumed to decrease gradually to 5.3% for 2005 and remain at that level thereafter.

     The components of net periodic benefit costs are as follows:

                                PENSION BENEFITS         OTHER BENEFITS
                                ----------------         --------------
MILLIONS OF DOLLARS          1998    1997    1996      1998   1997   1996
                             ----    ----    ----      ----   ----    ---
Service cost                 $4.8    $4.1    $4.6      $0.9   $0.8   $0.8
Interest cost                 5.7     5.2     5.0       1.0    0.9    0.8
Expected return on
 plan assets                 (7.3)   (6.2)   (5.3)       --     --     --
Amortization of
 transition amount            0.7     0.7     0.7        --     --     --
Amortization of prior
 service cost                 0.4     0.2     0.4      (1.7)  (1.7)  (1.7)
Recognized net
 actuarial gain              (0.6)     --      --        --     --     --
                             ----    ----    ----      ----   ----   ----
Net periodic benefit cost    $3.7    $4.0    $5.4      $0.2    $--  $(0.1)
                             ====    ====    ====      ====    ===  =====


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

    Assumed health care cost trend rates could have a significant effect on amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                            1-Percentage-Point      1-Percentage-Point
                                 Increase                 Decrease
                            ------------------      ------------------
Effect on total
 service and interest
 cost components                   $4,000                 $(5,000)
Effect on postretirement
 benefit obligation               $60,000                $(70,000)


SAVINGS AND INVESTMENT PLANS

    The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.1 million, $3.1 million and $3.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

LEASES

    Rent expense amounted to approximately $3.4 million, $4.2 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Total future minimum rental commitments under all noncancelable leases for the years 1999 through 2003 and thereafter are approximately $1.5 million, $1.5 million, $1.4 million, $1.3 million, $1.3 million and $11.5 million, respectively.

    In 1997, the Company entered into a long-term direct financing lease of its Pima County, Arizona, limestone facility with another company. Total future minimum payments to be received under direct financing leases for the years 1999 through 2003 and thereafter are approximately $0.2 million, $0.2 million, $0.2 million,
0.2 million, $0.2 million and $3.1  million, respectively.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    The Company and its subsidiaries are not party to any other pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

CAPITAL STOCK

    The Company's authorized capital stock consists of 100 million shares of common stock, par value $.10 per share, of which 21,813,674 shares and 22,540,385 shares were outstanding at December 31, 1998 and 1997, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

CASH DIVIDENDS
    Cash dividends of $2.2 million or $.10 per common share were paid during 1998. In January 1999, a cash dividend of approximately $545,000 or $ .025 per share, was declared, payable in the first quarter of 1999.

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

STOCK AND INCENTIVE PLAN
    The Company has adopted a Stock and Incentive Plan (the "Plan") which provides for grants of incentive and non-qualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation and Nominating Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

    In 1998, the Shareholders approved an amendment to the Plan to increase the number of shares of common stock available under the Plan by an additional 1.5 million.

    The following table summarizes stock option activity for the Plan:

                                                UNDER OPTION
                                        ----------------------------
                             SHARES                WEIGHTED AVERAGE
                             AVAILABLE             EXERCISE PRICE
                             FOR GRANT   SHARES    PER SHARE ($)
                             ---------  ---------  -----------------
Balance January 1, 1996      1,890,933  1,067,649     $22.83
Granted                       (804,111)   804,111      30.625
Exercised                           --   (108,911)     22.90
Canceled                        15,069    (15,069)     30.06
                             ---------  ---------     -------
Balance December 31, 1996    1,101,891  1,747,780      26.36
Exercised                           --    (96,290)     24.38
Canceled                        23,473    (23,473)     30.35
                             ---------  ---------     -------
Balance December 31, 1997    1,125,364  1,628,017      26.41
Authorized                   1,500,000         --         --
Granted                        (22,500)    22,500      45.86
Exercised                           --   (162,835)     25.17
Canceled                        27,451    (27,451)     30.48
                             ---------  ---------    -------
Balance December 31, 1998    2,630,315  1,460,231     $26.77
                             =========  =========    =======

    In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." There were 22,500 stock options granted in 1998 and no stock options granted in 1997. The weighted-average fair value per option at the date of grant for options granted during 1998 was $15.47 and in 1996 it was $9.64. The fair value was estimated using the Black-Scholes option pricing model, modified for dividends, and the following weighted-average assumptions:

                           1998    1996
                           ----    ----
Expected life (years)       5       5
Interest rate              5.03%    6.20%
Volatility                28.10%   21.53%
Expected dividend yield    0.22%    0.33%

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1998 and 1996 were as follows:


(MILLIONS OF DOLLARS,
 EXCEPT PER SHARE AMOUNTS)                       1998  1997   1996
--------------------------                       ----  ----   ----
Net income                  As reported         $57.2  $50.3  $43.1
                            Pro forma           $55.5  $48.8  $41.6

Basic earnings per share    As reported          $2.57  $2.23  $1.91
                            Pro forma            $2.49  $2.16  $1.84

Diluted earnings per share  As reported          $2.50  $2.18  $1.86
                            Pro forma            $2.42  $2.11  $1.80


    The amounts disclosed may not be representative of the effects on reported net income for future years.

    The following table summarizes information concerning
Plan options outstanding at December 31, 1998:


              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
------------------------------------------------  -----------------------

                             WEIGHTED
                             AVERAGE      WEIGHTED WEIGHTED
RANGE OF         NUMBER      REMAINING    AVERAGE  NUMBER      AVERAGE
EXERCISE       OUTSTANDING  CONTRACTUAL   EXERCISE EXERCISABLE EXERCISE
 PRICES        AT 12/31/98  TERM (YEARS)   PRICE   AT 12/31/98  PRICE
--------       ----------- ------------  --------- ----------- ---------
$22.625-29.75    767,484        4.2        $22.84    767,484   $22.84
$30.625-52.375   692,747        7.1        $31.11    446,831   $30.625


EARNINGS PER SHARE (EPS)

BASIC EPS                                1998     1997    1996
                                         ----     ----    ----

Net income                            $57,224  $50,312  $43,097
                                      -------  -------  -------

Weighted average shares outstanding    22,281   22,558   22,621
                                      -------  -------  -------

Basic earnings per share                $2.57    $2.23    $1.91
                                      =======  =======  =======

DILUTED EPS                              1998     1997     1996
                                         ----     ----     ----

Net income                            $57,224  $50,312  $43,097
                                      -------  -------  -------

Weighted average shares outstanding    22,281   22,558   22,621
Dilutive effect of stock options          645      555      511
                                      -------  -------  -------
Weighted average shares outstanding,
 adjusted                              22,926   23,113   23,132
                                      -------  -------  -------
Diluted earnings per share              $2.50    $2.18    $1.86
                                      =======  =======  =======

        MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMPREHENSIVE INCOME

    The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):


                                                      ACCUMULATED
                     CURRENCY   MINIMUM UNREALIZED          OTHER
                  TRANSLATION   PENSION    HOLDING  COMPREHENSIVE
                   ADJUSTMENT LIABILITY      GAINS  INCOME (LOSS)
                  ----------- --------- ----------  -------------
Balance at
 January 1, 1996       $16.9     $--       $0.1        $17.0
Current year change     (5.4)     --        0.1         (5.3)
                       -----    -----      -----        -----

Balance at
 December 31, 1996      11.5      --        0.2         11.7
Current year change    (25.0)    (1.0)     (0.1)       (26.1)
                       -----     -----     -----        -----

Balance at
 December 31, 1997     (13.5)    (1.0)      0.1        (14.4)
Current year change      4.8       --        --          4.8
                       -----    -----      -----        -----

Balance at
December 31, 1998      $(8.7)   $(1.0)     $0.1        $(9.6)
                       =====    =====     =====        =====

    The tax expense (benefit) associated with items included in other comprehensive income (loss) were $(0.5) million, $(1.0) million and $(0.5) million for 1998, 1997 and 1996, respectively.

SEGMENT AND RELATED INFORMATION

    SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information," established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments are strategic business units that offer different products and serve different markets. They are managed separately and require different technology and marketing strategies.

    The Company has two operating segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food, and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and services used primarily by the steel, cement and glass industries.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units. Depreciation expense related to corporate assets are allocated to the business segments and are included in income from operations. However, such corporate depreciable assets are not included in the segment assets. Intersegment sales and transfers are not significant.

     MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Segment information for the years ended December 31, 1998, 1997 and 1996 was as follows (in millions):


                                     1998
                      SPECIALTY MINERALS REFRACTORIES   TOTAL
Net sales                  $429.0          $180.2      $609.2
Income from operations      $66.2           $26.9       $93.1
Depreciation, depletion
 and amortization           $45.3            $7.8       $53.1
Segment assets             $562.7          $167.5      $730.2
Capital expenditures        $63.1            $9.4       $72.5

                                       1997
                      SPECIALTY MINERALS REFRACTORIES   TOTAL

Net sales                   $403.1          $199.2      $602.3
Income from operations       $54.7           $25.5       $80.2
Depreciation, depletion
 and amortization            $44.3            $8.6       $52.9
Segment assets              $537.3          $170.1      $707.4
Capital expenditures         $66.6            $8.2       $74.8

                                        1996
                      SPECIALTY MINERALS REFRACTORIES   TOTAL

Net sales                   $359.3          $196.7      $556.0
Income from operations       $50.3           $17.1       $67.4
Depreciation, depletion
 and amortization            $37.8            $8.4       $46.2
Segment assets              $512.6          $188.0      $700.6
Capital expenditures         $85.1           $11.0       $96.1



    A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):


                                                   1998   1997    1996
                                                   ----   ----    ----
INCOME BEFORE PROVISION FOR TAXES
  ON INCOME AND MINORITY INTERESTS
Income from operations for reportable segmentS    $93.1   $80.2  $67.4
Unallocated corporate expenses                     (0.7)     -      -
                                                  -----   -----  -----
Consolidated income from operations                92.4    80.2   67.4
Interest income                                     2.1     1.8    1.0
Interest expense                                   (5.9)   (7.2)  (5.9)
Other income (deductions)                          (2.3)   (2.6)   0.1
                                                  -----   -----  -----
Income before provision fortaxes on income
  and minority interests                          $86.3   $72.2  $62.6
                                                  -----   -----  -----

TOTAL ASSETS                                       1998    1997   1996
                                                   ----    ----   ----
Total segment assets                             $730.2  $707.4 $700.6
Corporate assets                                   30.7    34.0   13.3
                                                  -----   -----  -----

Consolidated total assets                        $760.9  $741.4 $713.9
                                                 ======  ====== ======

                                                   1998    1997   1996
                                                   ----    ----   ----
CAPITAL EXPENDITURES
Total segment capital expenditures                $72.5   $74.8  $96.1
Corporate capital expenditures                     10.0     2.5    1.2
                                                  -----   -----  -----

Consolidated total capital expenditures           $82.5   $77.3  $97.3
                                                  =====   =====  =====

    MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Financial information relating to the Company's operations by geographic area was as follows (in millions):

                                              1998    1997    1996
                                              ----    ----    ----
NET SALES
United States                                $411.7  $414.4  $383.0
                                             ------  ------  ------

Canada/Latin America                           59.4    59.9    52.3
Europe/Africa                                 103.7    83.4    76.6
Asia                                           34.4    44.6    44.1
                                             ------  ------  ------
Total International                           197.5   187.9   173.0
                                              -----   -----   -----

Consolidated total net sales                 $609.2  $602.3  $556.0
                                             ======  ======  ======

    Net sales are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.


                                               1998    1997    1996
                                               ----    ----    ----
LONG-LIVED ASSETS
United States                                $349.9  $367.6  $365.5
                                             ------  ------  ------

Canada/Latin America                           34.7    37.9    41.8
Europe/Africa                                 108.3    72.1    61.8
Asia                                           31.6    23.1    32.0
                                             ------  ------  ------
Total International                           174.6   133.1   135.6
                                             ------  ------  ------

Consolidated totallong-lived assets          $524.5  $500.7  $501.1
                                             ======  ======  ======


QUARTERLY FINANCIAL DATA (UNAUDITED)


THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
1998 QUARTERS                      FIRST    SECOND     THIRD    FOURTH
                                --------  --------  --------  --------
Net sales                       $144,102  $155,752  $154,119  $155,220
Gross profit                      44,829    48,496    49,449    49,861
Net income                        12,801    14,657    15,451    14,315
Earnings per share:
   Basic                            0.57      0.65      0.70      0.65
   Diluted                          0.55      0.63      0.68      0.64
Market Price Range Per Share
  of Common Stock
High                             52 5/16   55 9/16    54        51 1/4
Low                             40 15/16    48 3/8    35 7/8    36
Close                           49 15/16    51 3/4    39 1/4  40 15/16

Dividends paid per common share    $.025     $.025     $.025     $.025

THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
1997 QUARTERS                      FIRST    SECOND     THIRD   FOURTH
                                --------  --------  --------  --------
Net sales                       $137,626  $151,765  $155,012  $157,932
Gross profit                      40,525    44,365    46,424    46,409
Net income                        10,568    12,361    13,713    13,670
Earnings per share:
   Basic                            0.47      0.55      0.61      0.61
   Diluted                          0.46      0.54      0.59      0.59
Market Price Range Per Share
  of Common Stock
High                              42 7/8    40 7/8  44 15/16    46 1/8
Low                               34        32 1/8    36 1/8    39 1/2
Close                             34 1/4    37 1/4    44 3/4   45 7/16

Dividends paid per common share    $.025     $.025     $.025     $.025


INDEPENDENT AUDITORS' REPORT
----------------------------------------------------------------------


     THE BOARD OF DIRECTORS AND SHAREHOLDERS
    MINERALS TECHNOLOGIES INC.:

    We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



KPMG LLP

New York, New York
January 19, 1999

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND SYSTEM OF INTERNAL CONTROL
----------------------------------------------------------------------


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



JEAN-PAUL VALLES
Chairman of the Board and Chief Executive Officer




NEIL M. BARDACH
Vice President, Finance and Chief Financial Officer




MICHAEL A. CIPOLLA
Controller and Chief Accounting Officer

January 19, 1999

             MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                        (thousands of dollars)


                                 ADDITIONS
                                 CHARGED
                     BALANCE AT  TO COST,                     BALANCE AT
                     BEGINNING   PROVISION AND                  END OF
DESCRIPTION          OF PERIOD   EXPENSES     DEDUCTIONS(a)(b)   PERIOD
-----------          ----------  ------------ ---------------- ----------
                                 <C

YEAR ENDED
 DECEMBER 31, 1998
Valuation and
  qualifying accounts
  deducted from
  assets to which
  they apply
Allowance for
 doubtful accounts      $3,266      $507           $53           $3,720
                        ======      ====           ===           ======


YEAR ENDED
 DECEMBER 31, 1997
Valuation and
 qualifying accounts
 deducted from
 assets to which
 they apply
Allowance for
 doubtful accounts      $2,497     $1,554          $785          $3,266
                        ======     ======          ====          ======



YEAR ENDED
 DECEMBER 31, 1996
Valuation and
 qualifying accounts
 deducted from
 assets to which
 they apply
Allowance for
 doubtful accounts      $3,088       $79           $670         $2,497
                        ======       ===           ====         ======







(a)Includes impact of translation of foreign currencies.
(b)Uncollectible accounts charged against allowances for doubtful accounts, net of recoveries.