Form 10-Q
period 1999-03-28
MINERALS TECHNOLOGIES INC
filed 1999-05-07
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 28, 1999

                                   OR

--         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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


                    YES     X              NO
                         ---------             ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT April 23, 1999
Common Stock, $.10 par value                          21,566,602

                        MINERALS TECHNOLOGIES INC.

                           INDEX TO FORM 10-Q



                                                                 Page No.
                                                                 --------


PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements:

          Condensed Consolidated Statement of Income for the
          three-month periods ended March 28, 1999 and
          March 29, 1998                                              3

          Condensed Consolidated Balance Sheet as of March 28, 1999
          and December 31, 1998                                       4

          Condensed Consolidated Statement of Cash Flows for the
          three-month periods ended March 28, 1999 and
          March 29, 1998                                              5

          Notes to Condensed Consolidated Financial Statements        6

     Independent Auditors' Report                                     9

Item 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        10

Item 3.

     Quantitative and Qualitative Disclosures about Market Risk       13


PART II.  OTHER INFORMATION

Item 1.

     Legal Proceedings                                                13

Item 6.

     Exhibits and Reports on Form 8-K                                 14

Signature                                                             15

                       PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (Unaudited)




                                                   THREE MONTHS ENDED
                                             -----------------------------
                                             MARCH 28,           MARCH 29,
 (IN THOUSANDS, EXCEPT PER SHARE DATA)          1999                1998
                                             ---------           ---------
Net sales                                   $ 148,576           $ 144,102
Operating costs and expenses:
     Cost of goods sold                       103,227              99,273
     Marketing, distribution and
       administrative expenses                 18,359              18,854
     Research and development expenses          5,952               4,877
                                            ---------           ---------

Income from operations                         21,038              21,098
Non-operating deductions, net                   1,277               1,309
                                            ---------           ---------
Income before provision for taxes
 on income and minority interests              19,761              19,789
Provision for taxes on income                   6,228               6,428
Minority interests                               (198)                560
                                            ---------           ---------

Net income                                  $  13,731           $  12,801
                                            =========           =========


Earnings per share:
     Basic                                  $    0.63           $    0.57
     Diluted                                $    0.62           $    0.55

Cash dividends declared per common share    $   0.025           $   0.025

Shares used in the computation of
 earnings per share
     Basic                                     21,697              22,548
     Diluted                                   22,304              23,215

See accompanying Notes to Condensed Consolidated Financial Statements.

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED BALANCE SHEET


                                   ASSETS

     (THOUSANDS OF DOLLARS)                  MARCH 28,      DECEMBER 31,
                                               1999*           1998**
                                             ---------      ------------

Current assets:
     Cash and cash equivalents               $  16,223       $  20,697
     Accounts receivable, net                  116,171         110,192
     Inventories                                59,093          63,657
     Other current assets                       15,261          16,284
                                             ---------       ---------
          Total current assets                 206,748         210,830

Property, plant and equipment, less
accumulated depreciation
     and depletion March 28, 1999-$390,352;
     Dec. 31, 1998-$381,690                    514,007         524,529
Other assets and deferred charges               27,958          25,553
                                             ---------       ---------
          Total assets                       $ 748,713       $ 760,912
                                             =========       =========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt                          $ 13,472        $ 13,511
     Accounts payable                           32,718          32,084
     Other current liabilities                  57,959          52,343
                                             ---------       ---------
          Total current liabilities            104,149          97,938

Long-term debt                                  88,090          88,167
Other non-current liabilities                   87,455          85,644
                                             ---------       ---------
          Total liabilities                    279,694         271,749
                                             ---------       ---------

Shareholders' equity:
     Common stock                                2,556           2,553
     Additional paid-in capital                144,853         144,088
     Retained earnings                         480,450         467,257
     Accumulated other comprehensive loss      (31,467)         (9,612)
                                             ---------       ---------
                                               596,392         604,286
     Less treasury stock                       127,373         115,123
                                             ---------       ---------
          Total shareholders' equity           469,019         489,163
                                             ---------       ---------

          Total liabilities and
           shareholders' equity              $ 748,713       $ 760,912
                                             =========       =========

*    Unaudited
**   Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

          MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                    THREE MONTHS ENDED
                                                  -----------------------
     (THOUSANDS OF DOLLARS)                       MARCH 28,      MARCH 29,
                                                    1999           1998
                                                  ---------      ---------


OPERATING ACTIVITIES

Net income                                        $ 13,731       $ 12,801
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
     Depreciation, depletion and
          amortization                              14,050         13,209
     Other non-cash items                            1,991          2,922
     Net changes in operating assets and
          liabilities                               (3,004)        (5,594)
                                                  --------       --------
Net cash provided by operating activities           26,768         23,338
                                                  --------       --------


INVESTING ACTIVITIES

Purchases of property, plant and equipment         (17,284)      (18,655)
Other investing activities, net                       (788)          374
                                                  --------       --------
Net cash used in investing activities              (18,072)       (18,281)
                                                  --------       --------


FINANCING ACTIVITIES

Proceeds from issuance of short-term and
 long-term debt                                      4,600            273
Repayment of debt                                   (4,600)          (551)
Purchase of common shares for treasury             (12,250)        (5,128)
Other financing activities, net                        227          1,521
                                                  --------       --------
Net cash used in financing activities              (12,023)        (3,885)
                                                  --------       --------

Effect of exchange rate changes on cash and
     cash equivalents                               (1,147)          (449)
                                                  --------       --------

Net increase (decrease) in cash and cash
     equivalents                                    (4,474)           723
Cash and cash equivalents at beginning of period    20,697         41,525
                                                  --------       --------
Cash and cash equivalents at end of period        $ 16,223       $ 42,248
                                                  ========       ========

Interest paid                                     $  2,202       $  2,235
                                                  ========       ========

Income taxes paid                                 $    763       $  3,381
                                                  ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 -- INVENTORIES

     The following is a summary of inventories by major category:

     (THOUSANDS OF DOLLARS)                  MARCH 28,      DECEMBER 31,
                                               1999             1998
                                             ---------      ------------
     Raw materials                           $ 17,030        $ 21,681
     Work in process                            5,517           5,483
     Finished goods                            20,169          19,650
     Packaging and supplies                    16,377          16,843
                                             --------        --------
        Total inventories                    $ 59,093        $ 63,657
                                             ========        ========

NOTE 3 -- LONG-TERM DEBT AND COMMITMENTS

     The following is a summary of long-term debt:

                                               MARCH 28,      DECEMBER 31,
     (THOUSANDS OF DOLLARS)                      1999            1998
                                               ---------      ------------

     7.75% Economic Development
         Revenue Bonds Series 1990 Due 2010    $    --        $  4,600
     Variable/Fixed Rate Industrial
         Development Revenue Bonds Due 2009      4,000           4,000
     Variable/Fixed Rate Industrial
         Development Revenue Bonds Due
         April 1, 2012                           7,545           7,545
     Variable/Fixed Rate Industrial
         Development Revenue Bonds Due
         August 1, 2012                          8,000           8,000
     Economic Development Authority Refunding
         Revenue Bonds Series 1999 Due 2010      4,600              --
     6.04% Guarantied Senior Notes
         Due June 11, 2000                      26,000          26,000
     7.49% Guaranteed Senior Notes
         Due July 24, 2006                      50,000          50,000
     Other borrowings                            1,417           1,533
                                              --------       ---------
                                               101,562         101,678
     Less: Current maturities                   13,472          13,511
                                              --------       ---------
         Long-term debt                       $ 88,090        $ 88,167
                                              ========       =========

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

BASIC EPS                                       MARCH 28,      MARCH 29,
(IN THOUSANDS, EXCEPT PER SHARE DATA)              1999           1998
                                                ---------      ---------

Net income                                      $  13,731      $  12,801
                                                 --------       --------

Weighted average shares outstanding                21,697         22,548
                                                 --------       --------

Basic earnings per share                        $    0.63      $    0.57
                                                 ========       ========

DILUTED EPS

Net income                                      $  13,731      $  12,801
                                                 --------       --------

Weighted average shares outstanding                21,697         22,548
Dilutive effect of stock options                      607            667
                                                 --------       --------

Weighted average shares outstanding, adjusted      22,304         23,215
                                                 --------       --------

Diluted earnings per share                      $    0.62      $    0.55
                                                 ========       ========

NOTE 5 -- COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income (loss):

                                                     THREE MONTHS ENDED
                                                   ---------------------
(THOUSANDS OF DOLLARS)                              MARCH 28,  MARCH 29,
                                                      1999       1998
                                                   ----------  ---------


Net income                                         $ 13,731    $ 12,801
Other comprehensive income, net of tax:
     Foreign currency translation adjustments       (21,769)       (962)
     Unrealized holding gains (losses),
        net of reclassification adjustments             (86)         46
                                                     -------    -------
       Comprehensive income (loss)                 $ (8,124)   $ 11,885
                                                    =======     =======

     The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                 MARCH 28,     DECEMBER 31,
                                                   1999            1998
                                                 ---------     ------------

Foreign currency translation adjustments         $(30,466)       $(8,697)
Minimum pension liability adjustments              (1,001)        (1,001)
Unrealized holding gains                               --             86
                                                   ------          -----
       Accumulated other comprehensive loss      $(31,467)       $(9,612)
                                                   ======          =====


     The change in unrealized holding gains for the three months ended
March 28, 1999 includes reclassification adjustments of $174,000 for gains realized in income from the sale of the securities. Foreign currency translation losses increased for the three months ended March 28, 1999 as a result of the stronger U.S. Dollar against the Latin American, European and Asian currencies since December 31, 1998.

         MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 -- SEGMENT AND RELATED INFORMATION

     Segment information for the three months ended March 28, 1999 and March 29, 1998 was as follows:

(THOUSANDS OF DOLLARS)           THREE MONTHS ENDED MARCH 28, 1999
                                 ---------------------------------

                         SPECIALTY MINERALS   REFRACTORIES      TOTAL
Net sales                    $107,789          $40,787        $148,576
Income from operations       $ 15,561          $ 5,477        $ 21,038

                                 THREE MONTHS ENDED MARCH 29, 1998
                                 ---------------------------------

                        SPECIALTY MINERALS    REFRACTORIES      TOTAL
Net sales                    $ 98,304          $45,798        $144,102
Income from operations       $ 14,737          $ 6,361        $ 21,098



     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

       (THOUSANDS OF DOLLARS)
                                 THREE MONTHS ENDED  THREE MONTHS ENDED
     INCOME BEFORE PROVISION       MARCH 28, 1999      MARCH 29, 1998
        FOR TAXES ON INCOME AND  ------------------  ------------------
        MINORITY INTERESTS

        Income from operations
         for reportable segments       $21,038            $21,098
        Non-operating deductions         1,277              1,309
                                        ------             ------
        Income before provision for
         taxes on income and minority
         interests                     $19,761            $19,789
                                       =======             ======

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Minerals Technologies Inc.:


     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 28, 1999 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 28, 1999 and March 29, 1998. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                               KPMG LLP


New York, New York
April 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           INCOME AND EXPENSE ITEMS
                                         AS A PERCENTAGE OF NET SALES
                                         ----------------------------
                                             THREE MONTHS ENDED
                                             ------------------
                                           MARCH 28,      MARCH 29,
                                              1999           1998
                                           ---------      ---------

Net sales                                    100.0%         100.0%
Cost of goods sold                            69.5           68.9
Marketing, distribution and
 administrative expenses                      12.3           13.1
Research and development expenses              4.0            3.4
                                              ----           ----
Income from operations                        14.2           14.6
Net income                                     9.2%           8.9%
                                              ====           ====

RESULTS OF OPERATIONS

Three Months Ended March 28, 1999 as Compared With Three Months Ended
---------------------------------------------------------------------
March 29, 1998
--------------

     Net sales in the first quarter of 1999 increased 3.1% to $148.6 million from $144.1 million in the first quarter of 1998. Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 9.7% in the first quarter of 1999 to $107.8 million. Net sales in the Refractories segment declined 10.9% in the first quarter of 1999.

     Worldwide net sales of PCC grew 12.7% to $89.6 million from $79.5 million in the first quarter of 1998. This sales growth was primarily attributable to the commencement of operations at five new satellite PCC plants since January 1998 and to sales from the acquisition in April 1998 of a PCC business in the United Kingdom. The new satellite plants are located at Courtland, Alabama; Docelles, France; Schongau, Germany; Pensacola, Florida; and Madison, Maine.

     Net sales of Processed Minerals products decreased 3.2%, to $18.2 million from $18.8 million in the prior year. The sales decline in Processed Minerals was primarily due to the usage of a significant portion of the Company's lime for the production of PCC instead of for sales to third parties.

     Net sales in the Refractories segment were $40.8 million as compared to $45.8 million in the prior year. The sales decline was due primarily to unfavorable economic conditions in the worldwide steel industry.

     Net sales in the United States in the first quarter of 1999 increased approximately 1%. Foreign sales increased approximately 9% in the first quarter of 1999. This increase was due to the international expansion of the Company's PCC product line.

     Income from operations was $21.0 million, approximately the same as in the first quarter of 1998. Operating income was negatively affected by lower profits in the Refractories segment, higher research and development spending, and operating losses in the Company's consolidated joint ventures.

     The provision for minority interests in the first quarter of 1999 decreased by aproximately $0.8 million. In 1999, the provision for minority interests reflected the minority partners' share of losses incurred in the consolidated joint ventures. In 1998, such joint ventures operated profitably.

     Net income increased 7.0% to $13.7 million from $12.8 million in the prior year. Diluted earnings per share were $0.62 in the first quarter of 1999 as compared to $0.55 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong in the first quarter of 1999. Cash flows in the first quarter of 1999 were provided from operations and were applied principally to fund capital expenditures and the repurchase of common shares for treasury. Cash provided from operating activities amounted to $26.8 million in the first quarter of 1999 as compared to $23.3 million in the prior year.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. As of April 9, 1999, the Company had repurchased
1,204,000 shares under this program at an average price of approximately $47 per share.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at March 28, 1999. The Company anticipates that capital expenditures for all of 1999 will be approximately $90 million, principally for construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of specialty PCC, and other opportunities which meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

PROSPECTIVE INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions.
Words such as "anticipate," "estimate," "expects," and "projects," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

     The Company cannot guarantee that the outcomes suggested in any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for 1998.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. Adoption of SFAS 133 is not expected to have a material effect on the consolidated financial statements.

     YEAR 2000
     The "year 2000 issue" arises because many computer programs and electronically controlled devices denote years using only the last two digits. Because these programs and devices may fail to recognize the year 2000 correctly, calculations or other tasks that involve the years 2000 and beyond may cause the programs to produce erroneous results or to fail altogether. Like other companies, the Company uses operating systems, applications and electronically controlled devices that were produced by many different vendors at different times, and many of which were not originally designed to be year 2000 compatible.

     THE COMPANY'S STATE OF READINESS

     Information Technology
     ----------------------

     The Company has completed its assessment of its exposure to year 2000-related risks arising from information technology, and is engaged in remediation of the areas of exposure it has identified.

     In 1996, the Company began a project to install new computer hardware and software systems to improve the capability of its technology to harmonize the various information technology platforms in use, and to centralize certain financial functions. The project encompasses corporate financial and accounting functions as well as manufacturing and costing, procurement, planning and scheduling of production and maintenance, and customer order management.

     The Company has acquired substantially all of the hardware and software required to implement this project, and is currently bringing the majority of its domestic business locations on to the new systems sequentially. This process is substantially complete, and the Company expects the new systems to be operational in all affected U.S. locations no later than the third quarter of 1999. Other U.S. manufacturing locations are currently year 2000 compatible, with the exception of three locations which are serviced by an information technology system which is in the remediation phase. This phase is substantially complete, and is scheduled to be completed no later than the second quarter of 1999.

     Outside of the United States, preparations for the year 2000 are being carried out by the relevant business units on a decentralized basis. Information technology systems have been evaluated and are in the process of being remediated or replaced as required. The Company expects this process to be completed by all non-U.S. locations no later than the third quarter of 1999.

     Non-Information Technology
     --------------------------

     The Company's exposures to the year 2000 issue other than in the area of information technology arise mostly with respect to process control systems and instrumentation at the Company's manufacturing locations and in equipment used at customer locations. Telephone and e-mail systems, operating systems and applications in free-standing personal computers, local area networks, and site services such as electronic security systems and elevators may also be affected. A failure of these systems which interrupts the Company's ability to supply products to its customers could have a material adverse impact on its results of operations. These issues are being addressed by the individual business units, by obtaining from vendors and service providers either necessary modifications to the software or assurance that the system will not be disrupted by the year 2000 issue. This process is substantially complete, and is expected to be completed no later than the third quarter of 1999.

     Third Parties
     -------------

     The Company's divisions are communicating with their principal customers and vendors to inquire about their year 2000 readiness. This project is substantially complete, and we expect it to be completed no later than the third quarter of 1999. The Company has received responses from a substantial number of those customers and vendors an interruption in the operations of which would have, in the Company's opinion, a material adverse effect on the Company's results of operations. No such customer or vendor has indicated that it expects such an interruption to occur. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

     COSTS

     The Company expects to spend approximately $16-19 million before January 1, 2000, for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. These expenditures, which include both internal and external costs, will provide benefits to the Company which include, but are not limited to, the achievement of year 2000 readiness. Of this amount approximately
$14 million had been expended as of March 28, 1999. These expenditures will be capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company has adopted.

     The Company expects to finance these expenditures solely from working capital, and does not expect the total cost associated with its plans to address the year 2000 issue to have a material effect on its financial position or results of operations.

     None of the Company's other information technology projects has been delayed due to the implementation of year 2000 solutions.

     RISKS OF THE YEAR 2000 ISSUE

     Like other companies, the Company relies on its customers for revenues, on its suppliers for raw materials and on its other vendors for products and services of all kinds. These third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of customers causing a decline in demand for the Company's products could have a material adverse effect on the Company. In particular, each of the Company's satellite PCC plants relies on one customer for most or all of its business, and in many cases for raw materials as well, so that a shutdown of a host paper mill's operation could also cause the satellite PCC plant to shut down. The Company believes that the most reasonably likely worst-case scenario caused by the transition to the year 2000 would involve interruption of its ability to obtain raw materials or to conduct manufacturing operations at multiple manufacturing sites simultaneously.

     CONTINGENCY PLAN

     Based upon the risks described above, the Company is currently engaged in preparing a contingency plan to mitigate the effects of an interruption of its ability to obtain raw materials or to conduct manufacturing operations at multiple manufacturing locations. The components of this plan are being generated by the individual sites, taking into consideration their particular conditions, such as customer relationships and the availability of alternate sources of supply.
We expect that the Company's
contingency plan, which will be the aggregate of these individual plans, will be completed by the third quarter of 1999.

     The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company. Please see "Cautionary Factors That May Affect Future Results" in Item 1 of the Company's Annual Report on Form 10-K for 1998.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects cannot be predicted with certainty, and there can be no assurance that they will not have a material effect on the Company's business in Europe.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk
     -----------
     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at March 28,1999 or March 29,1998.



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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

     10.1-   Company Retirement Annuity Plan, as amended and restated
     	       effective February 26, 1998 with certain earlier
             effective dates
     10.2-   Company Nonfunded Supplemental Retirement Plan, as amended
             January 28, 1999
     10.3-   Company Savings and Investment Plan, as amended and restated
             effective as of April 22, 1999, with certain earlier
             effective dates
     10.4-   Company Nonfunded Deferred Compensation and Supplemental
             Savings Plan, as amended January 28, 1999
     10.5-   Company Stock and Incentive Plan, as amended and restated
             as of January 28, 1999
     10.6-   Company Nonfunded Deferred Compensation and Unit Award Plan
             for Non-Employee Directors, as amended February 26, 1998
     15-     Accountants' Acknowledgment (Part I Data)
     27.1-   Financial Data Schedule for the three months ended March 28,
             1999

b) No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Minerals Technologies Inc.



     By: /s/ Neil M. Bardach
         ------------------------------
         Neil M. Bardach
         Vice President-Finance and
         Chief Financial Officer; Treasurer (principal
          financial officer)


May 7, 1999