Form 10-Q
period 1999-06-27
MINERALS TECHNOLOGIES INC
filed 1999-08-10
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                   FORM 10-Q

/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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


                      YES    X               NO
                           ------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                             OUTSTANDING AT July 23, 1999
     Common Stock, $.10 par value                     21,430,221

                          MINERALS TECHNOLOGIES INC.

                             INDEX TO FORM 10-Q


                                                            Page No.
                                                            --------
PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for
the three-month and six-month periods ended
June 27, 1999 and June 28, 1998                                   3

Condensed Consolidated Balance Sheet as
of June 27, 1999 and December 31, 1998                            4

Condensed Consolidated Statement of Cash Flows for
the six-month periods ended June 27, 1999 and
June 28, 1998                                                     5

Notes to Condensed Consolidated Financial Statements              6

Independent Auditors' Report                                      9

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations                               10

Item 3.

Quantitative and Qualitative Disclosures about
Market Risk                                                       14


PART II.  OTHER INFORMATION
          -----------------

Item 1.

Legal Proceedings                                                 14

Item 4.

Submission of Matters to a Vote of Security Holders               14

Item 6.

Exhibits and Reports on Form 8-K                                  14

Signature                                                         15

                       PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)


                                Three Months Ended     Six Months Ended
                                ------------------     ----------------
 (thousands of dollars,          June 27,  June 28,   June 27,   June 28,
  except per share data)           1999      1998       1999       1998
                                 -------   -------    -------    -------

Net sales...................... $158,837  $155,752   $307,413   $299,854
Operating costs and expenses:
  Cost of goods sold...........  109,106   107,256    212,333    206,529
  Marketing, distribution and
  administrative expenses......   19,255    19,829     37,614     38,683
  Research and
  development expenses.........    6,223     5,282     12,175     10,159
                                   -----     -----     ------     ------

Income from operations.........   24,253    23,385     45,291     44,483
Non-operating deductions, net..      510     2,517      1,787      3,826
                                  ------    ------     ------     ------
Income before provision
 for taxes on income a
 and minority interests........   23,743    20,868     43,504     40,657
Provision for taxes on income..    7,417     6,820     13,645     13,248
Minority interests.............      604      (609)       406        (49)
                                  ------    ------     ------     ------

Net income.....................  $15,722  $ 14,657   $ 29,453   $ 27,458
                                 =======  ========   ========   ========
Earnings per share:
  Basic........................  $  0.73  $   0.65   $   1.36   $   1.22
  Diluted......................  $  0.70  $   0.63   $   1.32   $   1.18

Cash dividends declared
  per common share.............  $ 0.025  $  0.025   $  0.050   $  0.050

Shares used in the computation
 of earnings per share:

  Basic........................   21,518    22,464     21,605     22,505
  Diluted......................   22,477    23,203     22,388     23,208

See accompanying Notes to Condensed Consolidated Financial Statements.

      MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED BALANCE SHEET


                                ASSETS

       (thousands of dollars)                  June 27,    December 31,
                                                 1999*         1998**
                                               --------    -----------
Current assets:
  Cash and cash equivalents................   $  15,006      $  20,697
  Accounts receivable, net.................     116,003        110,192
  Inventories..............................      58,085         63,657
  Other current assets.....................      12,882         16,284
                                                -------        -------
     Total current assets                       201,976        210,830

Property, plant and equipment,
  less accumulated depreciation
  and depletion June 27, 1999 - $402,620;
  Dec. 31, 1998 - $381,690................      518,691        524,529
Other assets and deferred charges.........       25,518         25,553
                                                -------        -------
     Total assets.........................     $746,185       $760,912


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt.........................    $  13,454       $ 13,511
  Accounts payable........................       36,057         32,084
  Other current liabilities...............       58,340         52,343
                                                -------        -------
     Total current liabilities............      107,851         97,938

Long-term debt............................       74,826         88,167
Other noncurrent liabilities..............       88,687         85,644
                                                -------        -------
     Total liabilities....................      271,364        271,749

Shareholders' equity:
  Common stock............................        2,568          2,553
  Additional paid-in capital..............      148,641        144,088
  Retained earnings.......................      495,630        467,257
  Accumulated other comprehensive loss....      (32,031)        (9,612)
                                                -------        -------
                                                614,808        604,286

  Less treasury stock.....................      139,987        115,123
                                                -------        -------
     Total shareholders' equity...........      474,821        489,163
                                                -------        -------

     Total liabilities and
     shareholders' equity.................     $746,185       $760,912
                                               ========       ========
 *Unaudited
**Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                    Six  Months Ended
                                                   -------------------
        (thousands of dollars)                   June 27,       June 28,
                                                   1999           1998
                                                 -------        -------
Operating Activities
--------------------

Net income...................................... $29,453        $27,458
Adjustments to reconcile net
 income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization.....  28,759         26,588
   Other non-cash items.........................   2,634          4,226
   Net changes in operating
    assets and liabilities......................   3,971          5,223
                                                  ------         ------
Net cash provided by operating activities.......  64,817         63,495
                                                  ------         ------

Investing Activities
--------------------

Purchases of property, plant and equipment...... (37,406)       (35,621)
Acquisition of business.........................      --        (33,486)
Proceeds from disposition of business...........      --         32,357
Other investing activities, net.................    (435)           452
                                                  ------         ------
Net cash used in investing activities...........  (37,841)      (36,298)
                                                   ------        ------

Financing Activities
--------------------

Proceeds from issuance of
  short-term and long-term debt.................   21,898           273
Repayment of debt...............................  (35,014)      (13,799)
Purchase of common shares for treasury..........  (24,864)      (16,721)
Dividends paid..................................   (1,080)       (1,128)
Proceeds from issuance of common stock..........    4,568         3,363
Equity and debt proceeds
  from minority interests.......................    1,900            --
                                                   ------         -----
Net cash used in financing activities...........  (32,592)      (28,012)
                                                   ------        ------
Effect of exchange rate changes on cash and
  cash equivalents..............................      (75)         (994)
                                                   ------        ------
Net decrease in cash and cash equivalents.......   (5,691)       (1,809)
Cash and cash equivalents at
  beginning of period...........................   20,697        41,525
                                                   ------        ------
Cash and cash equivalents at end of period......  $15,006       $39,716
                                                   ======        ======
Interest paid...................................  $ 3,128       $ 3,601
                                                   ======        ======
Income taxes paid...............................  $ 6,438       $ 7,489
                                                   ======        ======

See accompanying Notes to Condensed Consolidated Financial Statements.

         MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Basis of Presentation
-------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 -- Inventories
---------------------

     The following is a summary of inventories by major category:

     (thousands of dollars)                    June 27,     December 31,
                                                 1999           1998
                                                ------       ----------
     Raw materials............................ $20,737          $21,681
     Work in process..........................   4,857            5,483
     Finished goods...........................  16,046           19,650
     Packaging and supplies...................  16,445           16,843
                                                ------           ------
     Total inventories........................ $58,085          $63,657
                                                ======           ======

Note 3 -- Long-Term Debt and Commitments
----------------------------------------

     The following is a summary of long-term debt:

                                                June 27,    December 31,
     (thousands of dollars)                       1999          1998
                                                 ------      ----------

     7.75% Economic Development
       Revenue Bonds Series 1990 Due 2010.....      --          $ 4,600
     Variable/Fixed Rate Industrial
       Development Revenue Bonds Due 2009.....   4,000            4,000
     Variable/Fixed Rate Industrial
       Development Revenue Bonds
       Due April 1, 2012......................   7,545            7,545
     Variable/Fixed Rate Industrial
       Development Revenue Bonds
       Due August 1, 2012.....................   8,000            8,000
     Economic Development Authority Refunding
       Revenue Bonds Series 1999 Due 2010.....   4,600               --
     6.04% Guarantied Senior Notes
       Due June 11, 2000......................  13,000           26,000
     7.49% Guaranteed Senior Notes
       Due July 24, 2006......................  50,000           50,000
     Other borrowings.........................   1,135            1,533
                                                ------          -------
                                                88,280          101,678
     Less: Current maturities.................  13,454           13,511
                                                ------          -------
     Long-term debt........................... $74,826         $ 88,167
                                                ======          =======

Note 4 -- Earnings Per Share (EPS)
----------------------------------

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

Basic EPS                          Three Months Ended  Six Months Ended
---------                           ------------------ ----------------
(in thousands,                      June 27,  June 28, June 27, June 28,
except per share data)                1999      1998     1999     1998
                                    -------   -------  -------  -------
Net income......................... $15,722   $14,657  $29,453  $27,458

Weighted average shares outstanding  21,518    22,464   21,605   22,505
                                     ------    ------   ------   ------
Basic earnings per share........... $  0.73   $  0.65  $  1.36  $  1.22
                                     ======    ======   ======   ======

Diluted EPS
-----------
Net income......................... $15,722   $14,657  $29,453  $27,458
                                     ------    ------   ------   ------

Weighted average shares outstanding  21,518    22,464   21,605   22,505
Dilutive effect of stock options...     959       739      783      703
                                     ------    ------   ------   ------
Weighted average shares
 outstanding, adjusted.............  22,477    23,203   22,388   23,208
                                     ------    ------   ------   ------
Diluted earnings per share......... $  0.70   $  0.63  $  1.32  $  1.18
                                     ======    ======   ======   ======


Note 5 -- Comprehensive Income (Loss)
-------------------------------------
     The following are the components of comprehensive income (loss):

                                   Three Months Ended   Six Months Ended
                                   ------------------   ----------------
(thousands of dollars)              June 27, June 28,   June 27, June 28,
                                      1999     1998       1999     1998
                                    -------  -------    -------  -------
Net income........................  $15,722  $14,657    $29,453  $27,458

Other comprehensive income,
 net of tax:
  Foreign currency
   translation adjustments.........    (564)  (5,603)   (22,333)  (6,565)
  Unrealized holding gains
   (losses), net of
   reclassification adjustments...       --      (44)       (86)       2
                                     ------     -----     -----    -----
     Comprehensive income.........  $15,158   $ 9,010   $ 7,034  $20,895
                                     ======     =====    ======   ======

     The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                   June 27, December 31,
                                                     1999       1998
                                                   -------  -----------
     Foreign currency translation adjustments.... $(31,030)     $(8,697)
     Minimum pension liability adjustments.......   (1,001)      (1,001)
     Unrealized holding gains....................       --           86
                                                    ------       ------
     Accumulated other comprehensive loss........ $(32,031)     $(9,612)
                                                    ======        =====

     The change in unrealized holding gains for the six months ended June 27,1999 includes reclassification adjustments of $174,000 for gains realized in income from the sale of securities. Foreign currency translation losses increased for the six months ended June 27, 1999 as a result of the strengthening of the U.S. dollar against the Latin American, European and Asian currencies since December 31, 1998.

            MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6 -- Segment and Related Information
-----------------------------------------

     Segment information for the three-month and six-month periods ended June 27, 1999 and June 28, 1998 was as follows:

     (thousands of dollars)                        Net Sales
                                       ---------------------------------
                                    Three Months Ended    Six Months Ended
                                    ------------------    ----------------
                                    June 27,   June 28,   June 27, June 28,
                                      1999       1998       1999     1998
                                    -------    -------    -------  -------
     Specialty Minerals Segment... $116,297   $107,803   $224,086 $206,107
     Refractories Segment.........   42,540     47,949     83,327   93,747
                                    -------    -------    -------  -------
          Total.  ................ $158,837   $155,752   $307,413 $299,854
                                    =======    =======    =======  =======


      (thousands of dollars)                 Income from Operations
                                        -------------------------------
                                    Three Months Ended    Six Months Ended
                                    ------------------    ----------------
                                    June 27,  June 28,   June 27,  June 28,
                                      1999      1998       1999      1998
                                    -------   -------    -------   -------
     Specialty Minerals Segment...  $17,423   $15,344    $32,984   $30,081
     Refractories Segment.........    6,830     8,041     12,307    14,402
                                     ------    ------     ------    ------
          Total...................  $24,253   $23,385    $45,291   $44,483
                                     ======    ======     ======    ======

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

  (thousands of dollars)            Three Months Ended   Six Months Ended
                                    ------------------   ----------------
                                    June 27, June 28,  June 27,   June 28,
                                      1999     1998      1999       1998
                                    -------  -------   -------    -------
   Income before provision for
   ---------------------------
    taxes on income and
    -------------------
    minority interests
    ------------------

   Income from operations for
    reportable segments..........   $24,253   $23,385   $45,291   $44,483
   Non-operating deductions, net.       510     2,517     1,787     3,826
                                     ------    ------    ------    ------
   Income before provision for
    taxes on income and
    minority interests...........   $23,743    $20,868  $43,504   $40,657
                                     ======     ======   ======    ======

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Minerals Technologies Inc.:


     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 27, 1999 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended
June 27, 1999 and June 28, 1998, and cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

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


New York, New York
July 30, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                      Income and Expense Items
                                    As a Percentage of Net Sales
                                    ----------------------------
                               Three Months Ended    Six Months Ended
                               ------------------    ----------------
                               June 27,  June 28,   June 27,  June 28,
                                 1999      1998       1999      1998
                               -------   -------    -------   -------
Net sales....................    100.0%    100.0%     100.0%    100.0%
Cost of goods sold...........     68.7      68.9       69.1      68.9
Marketing, distribution and
 administrative expenses.....     12.1      12.7       12.2      12.9
Research and
 development expenses........      3.9       3.4        4.0       3.4
                                  ----      ----       ----      ----
Income from operations.......     15.3      15.0       14.7      14.8
Net income...................      9.9%      9.4%       9.6%      9.2%
                                  ====      ====       ====      ====

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 27, 1999 AS COMPARED WITH THREE MONTHS
ENDED JUNE 28, 1998

     Net sales in the second quarter of 1999 increased 1.9% to $158.8 million from $155.8 million in the second quarter of 1998. The stronger U.S. dollar had an unfavorable impact of approximately one percentage point of sales growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 7.9% in the second quarter of 1999 to $116.3 million.

     Worldwide net sales of PCC grew 12.0% to $95.9 million from $85.6 million in the second quarter of 1998. This sales growth was primarily attributable to the commencement of operations at two new satellite PCC plants in 1999, increased sales from three satellite plants that commenced operations in the second quarter of 1998, expansions at several existing satellite plants, and to sales from the acquisition in April 1998 of a PCC business in the United Kingdom. The new satellite plants are located at Courtland, Alabama and Dagang, China.

     In the second quarter, the Company announced that it will invest approximately $20 million to construct a merchant manufacturing facility in Brookhaven, Mississippi for the production of Specialty PCC.
Specialty PCC is used in applications other than paper. The plant is expected to be in operation during the second quarter of 2000.

     Net sales of Processed Minerals products decreased 8.1% in the second quarter to $20.4 million compared to the same period in 1998. Excluding the divested Midwest limestone business, which was sold in April 1998, sales of Processed Minerals declined 2.4%. The sales decline in Processed Minerals was primarily due to the usage of a significant portion of the Company's lime for the production of PCC instead of for sales to third parties, and to a decline in sales of talc products.

     Net sales in the Refractories segment were $42.5 million for the second quarter of 1999, an 11.3% decrease compared to the same period last year. The sales decline was due primarily to unfavorable economic conditions in the worldwide steel industry.

     Net sales in the United States in the second quarter of 1999 increased approximately 2.3%. Foreign sales increased approximately 1.2% in the second quarter of 1999.

     Income from operations was $24.3 million, an increase of 3.8% from $23.4 million in the second quarter of 1998. Income from operations in the Specialty Minerals segment increased 13.7% in the second quarter. This increase was primarily attributable to the growth in the PCC product line. Income from operations in the Refractories segment decreased 15.0% in the second quarter. The decrease in operating income was primarily attributable to the downturn in the worldwide steel industry that began late in the third quarter of 1998.

     Non-operating deductions decreased primarily as a result of foreign exchange gains in 1999 as compared to foreign exchange losses in the same period of 1998.

     The provision for minority interests in the second quarter of 1999 increased by approximately $1.2 million. In 1999, the provision for minority interests reflected the minority partners' share of income incurred in the consolidated joint ventures. In 1998, such joint ventures incurred losses, primarily as a result of foreign exchange losses in Asia.

     Net income increased 6.8% to $15.7 million from $14.7 million in the prior year. Diluted earnings per share were $0.70 in the second quarter of 1999 as compared to $0.63 in the prior year.

SIX MONTHS ENDED JUNE 27, 1999 AS COMPARED WITH SIX MONTHS ENDED
JUNE 28, 1998

     Net sales in the first half of 1999 increased 2.5% to $307.4 million from $299.9 million in 1998. The stronger U.S. dollar had an unfavorable impact of approximately one percentage point of sales growth.

     Net sales in the Specialty Minerals segment increased 8.7% in the first half of 1999. Worldwide net sales in the PCC product line grew 12.4% to $185.5 million for the first six months of 1999. Net sales in the Processed Minerals product line declined 5.9% in the first half of 1999. Excluding the divested Midwest limestone business, which was sold in April 1998, the sales decline was 2.0%.

     Net sales in the Refractories segment decreased 11.1% to $83.3 million. This decrease was due to the unfavorable economic conditions in the worldwide steel industry for the entire first half.

     Income from operations rose 1.8% to $45.3 million in the first half of 1999 from $44.5 million in the previous year. Income from operations in the Specialty Minerals segment increased 9.6% in the first half of 1999. Income from operations in the Refractories segment declined 14.6% for the first six months of 1999. This decline was due to the aforementioned weakness in the worldwide steel industry.

     Non-operating deductions decreased primarily as a result of foreign exchange losses recorded in Asia the first six months of 1998. There were no significant foreign exchange gains or losses recorded in the same period of 1999.

     Net income increased 7.3% to $29.5 million from $27.5 million in 1998. Diluted earnings per common share were $1.32 as compared with $1.18 for the first six months of 1998.


Liquidity and Capital Resources
-------------------------------

     The Company's financial position remained strong in the second quarter of 1999. Cash flows in the second quarter of 1999 were provided from operations and were applied principally to fund capital expenditures, to repurchase common shares for treasury, and to remit the required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. In addition, in June the Company utilized funds from its short-term bank credit lines. Such amounts were repaid from cash provided by operations prior to the end of the second quarter.
Cash provided from operating activities amounted to $64.8 million in the second quarter of 1999 as compared to $63.5 million in the prior year.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. As of July 23, 1999, the Company had repurchased approximately 1,400,000 shares under this program at an average price of approximately $48 per share.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at June 27, 1999. The Company anticipates that capital expenditures for all of 1999 will be between $80-$90 million. The capital expenditures will principally be related to construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of specialty PCC, and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


Prospective Information and Factors That May Affect Future Results
------------------------------------------------------------------

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "anticipate," "estimate," "expects," and "projects," and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify these forward-looking statements.

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


Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. Adoption of SFAS 133 is not expected to have a material effect on the consolidated financial statements.


Year 2000
---------

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

     The Company's State of Readiness
     --------------------------------

     Information Technology
     ----------------------

     The Company has completed its assessment of its exposure to year 2000-related risks arising from information technology, and is engaged in remediation of the areas of exposure it has identified.

     In 1996, the Company began a project to install new computer hardware and software systems to improve the capability of its technology, to harmonize the various information technology platforms in use, and to centralize certain financial functions. The project encompasses corporate financial and accounting functions as well as manufacturing and costing, procurement, planning and scheduling of production and maintenance, and customer order management.

     The Company has acquired substantially all of the hardware and software required to implement this project, and is currently bringing the majority of its domestic business locations on to the new systems sequentially. This process is substantially complete, and the Company expects the new systems to be operational in all affected U.S. locations no later than the third quarter of 1999. Other U.S. manufacturing locations are currently year 2000 compatible.

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


     Non-Information Technology
     --------------------------

     The Company's exposures to the year 2000 issue other than in the area of information technology arise mostly with respect to process control systems and instrumentation at the Company's manufacturing locations and in equipment used at customer locations. Telephone and e-mail systems, operating systems and applications in free-standing personal computers, local area networks, and site services such as electronic security systems and elevators may also be affected. A failure of these systems which interrupts the Company's ability to supply products to its customers could have a material adverse impact on its results of operations. These issues are being addressed by the individual business units, by obtaining from vendors and service providers either necessary modifications to the software or assurance that the system will not be disrupted by the year 2000 issue. This process is substantially complete, and is expected to be fully completed no later than the third quarter of 1999.

     Third Parties
     -------------

     The Company's divisions are communicating with their principal customers and vendors to inquire about their year 2000 readiness.
This project is substantially complete, and is expected to be fully completed no later than the third quarter of 1999. The Company has received responses from a substantial number of those customers and vendors an interruption in the operations of which would have, in the Company's opinion, a material adverse effect on the Company's results of operations. No such customer or vendor has indicated that it expects such an interruption to occur. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.


     Costs
     -----

     The Company expects to spend approximately $16-19 million before January 1, 2000, for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. These expenditures, which include both internal and external costs, will provide benefits to the Company which include, but are not limited to, the achievement of year 2000 readiness. Of this amount approximately $15 million had been expended as of June 27, 1999. These expenditures will be capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company has adopted, and other related pronouncements.

     The Company will finance these expenditures solely from working capital, and does not expect the total cost associated with its plans to address the year 2000 issue to have a material effect on its financial position or results of operations.

     None of the Company's other significant information technology projects has been delayed due to the implementation of year 2000 solutions.


     Risks of the Year 2000 Issue
     ----------------------------

     Like other companies, the Company relies on its customers for revenues, on its suppliers for raw materials and on its other vendors for products and services of all kinds. These third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of customers causing a decline in demand for the Company's products, could have a material adverse effect on the Company. In particular, each of the Company's satellite PCC plants relies on one customer for most or all of its business, and in many cases for raw materials as well, so that a shutdown of a host paper mill's operation could also cause the satellite PCC plant to shut down. The Company believes that the most reasonably likely worst-case scenario caused by the transition to the year 2000 would involve interruption of its ability to obtain raw materials or to conduct manufacturing operations at multiple manufacturing sites simultaneously.


     Contingency Plan
     ----------------

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


Adoption of a Common European Currency
--------------------------------------

     On January 1, 1999, eleven European countries adopted the euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or be paid in euros or in the former national currencies. On and after January 1, 2002, the former national currencies will cease to be legal tender.

     The Company's information technology systems are now able to convert among the former national currencies and the euro, and process transactions and balances in euros, as required. The financial institutions with which the Company does business are capable of receiving deposits and making payments both in euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material impact on the Company's financial condition or results of operations in the second quarter, and the Company does not expect any such material impact to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk
     -----------

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counter parties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at June 27, 1999 or June 28, 1998.


                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On August 2, 1999, the Company, without admitting any wrongdoing, entered into a confidential settlement agreement with the plaintiff,
Eaton Corporation, in a lawsuit captioned "Eaton Corporation v.
Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc." which was filed on July 31, 1996. The suit alleged that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton sought reimbursement. The Company's insurance covered a substantial portion of the settlement and there was no material impact on the Company's results of operations or financial position as a result of this settlement.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting on May 27, 1999.  At the meeting,
(1) Steven J. Golub was elected a director of the Company, by a plurality of 19,378,105 votes, with 146,551 votes being withheld;
(2) William L. Lurie was elected a director of the Company, by a plurality of 19,378,505 votes, with 146,151 votes being withheld;
(3) Jean- Paul Valles was elected a director of the Company, by a plurality of 19,371,364 votes, with 153,292 votes being withheld;
and (4) the appointment of KPMG LLP as independent auditors of the Company for the year 1999 was approved by a vote of 19,491,066 for and 9,937 against, with 23,653 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:
    15 -  Accountants' Acknowledgment (Part I Data).
    27 -  Financial Data Schedule for the six months ended June 27, 1999.

b)  No reports on Form 8-K were filed during the second quarter of  1999.

                                SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Minerals Technologies Inc.



                                           By: /s/ Neil M. Bardach
                                               -------------------
                                               Neil M. Bardach
                                               Vice President-Finance
                                               and Chief Financial
                                               Officer; Treasurer
                                               (principal financial
                                                officer)





August 10, 1999