Form 10-Q
period 1999-09-26
MINERALS TECHNOLOGIES INC
filed 1999-11-10
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

 /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 26, 1999

                             OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 1-3295

                               --

                 MINERALS TECHNOLOGIES INC.
    (Exact name of registrant as specified in its charter)



DELAWARE                                     25-1190717
(State or other jurisdiction             (I.R.S. Employer
 incorporation or organization)          Identification No.)




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

            YES       X                  NO
                     ____                      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




CLASS                                    OUTSTANDING AT October 24, 1999
Common Stock, $0.10 par value                              21,149,684

                        MINERALS TECHNOLOGIES INC.

                            INDEX TO FORM 10-Q



                                                                  Page No.
                                                                  --------

PART I. FINANCIAL INFORMATION

Item 1.

     Financial Statements:

        Condensed Consolidated Statement of Income for the
        three-month and nine-month periods ended September 26, 1999
        and September 27, 1998                                            3

        Condensed Consolidated Balance Sheet as of
        September 26, 1999 and December 31, 1998                          4

        Condensed Consolidated Statement of Cash Flows for the
        nine-month periods ended September 26, 1999 and
        September 27, 1998                                                5

        Notes to Condensed Consolidated Financial Statements              6

     Independent Auditors' Report                                         9

Item 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                               10

Item 3.

     Quantitative and Qualitative Disclosures about Market Risk          14


PART II. OTHER INFORMATION

Item 1.

     Legal Proceedings                                                   14

Item 6.

     Exhibits and Reports on Form 8-K                                    14

Signature                                                                15

                       PART I.   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                 MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                   Three Months Ended         Nine Months Ended
                                   ------------------         -----------------
                                 Sept. 26,    Sept. 27,     Sept. 26,  Sept. 27,
(thousands of dollars,             1999         1998         1999        1998
except per share data)             ----        ----          ----        ----


Net sales                        $159,807     $154,119      $467,220   $453,973
Operating costs and expenses:
  Cost of goods sold              110,248      104,670       322,581    311,199
  Marketing, distribution and
   administrative expenses         18,347       19,513        55,961     58,196
  Research and development
   expenses                         6,001        5,143        18,176     15,302
                                  -------      -------       -------    -------

Income from operations             25,211       24,793        70,502     69,276
Non-operating deductions, net       1,892        1,289         3,679      5,115
                                  -------      -------       -------    -------
Income before provision for
  taxes on income and minority
  interests                        23,319       23,504        66,823     64,161
Provision for taxes on income       7,311        7,270        20,956     20,518
Minority interests                    100          783           506        734
                                  -------      -------       -------    -------

Net income                       $ 15,908     $ 15,451      $ 45,361   $ 42,909
                                  =======      =======       =======    =======

Earnings per share:
  Basic                          $   0.75     $   0.70      $   2.11   $   1.92
  Diluted                        $   0.71     $   0.68      $   2.03   $   1.86

Cash dividends declared per
  common share                   $  0.025     $  0.025      $  0.075   $  0.075

Shares used in the computation
  of earnings per share:
  Basic                            21,349       22,211        21,518     22,406
  Diluted                          22,281       22,814        22,351     23,076


See accompanying Notes to Condensed Consolidated Financial Statements.

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED BALANCE SHEET



                                    ASSETS

     (thousands of dollars)                  Sept. 26,            Dec. 31,
                                               1999*                1998**
                                               ----                 ----
Current assets:
  Cash and cash equivalents                 $  16,441           $  20,697
  Accounts receivable, net                    126,368             110,192
  Inventories                                  60,069              63,657
  Other current assets                         14,595              16,284
                                             --------            --------
     Total current assets                     217,473             210,830

Property, plant and equipment, less
  accumulated depreciation and depletion
  Sept. 26, 1999 - $419,696;
  Dec. 31, 1998 - $381,690                    519,973             524,529
Other assets and deferred charges              26,062              25,553
                                             --------            --------
     Total assets                            $763,508            $760,912
                                              =======             =======


                  LIABILITIES  AND  SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt                           $  13,458           $  13,511
  Accounts payable                             40,892              32,084
  Other current liabilities                    61,347              52,343
                                             --------            --------
     Total current liabilities                115,697              97,938

Long-term debt                                 74,831              88,167
Other noncurrent liabilities                   89,395              85,644
                                             --------            --------
  Total liabilities                           279,923             271,749
                                             --------            --------

Shareholders' equity:
  Common stock                                  2,569               2,553
  Additional paid-in capital                  149,219             144,088
  Retained earnings                           510,792             467,257
  Accumulated other comprehensive loss        (26,581)             (9,612)
                                             --------            --------
                                              635,999             604,286
  Less treasury stock                         152,414             115,123
                                             --------            --------
     Total shareholders' equity               483,585             489,163
                                             --------            --------

     Total liabilities and shareholders'
     equity                                  $763,508            $760,912
                                              =======             =======


*    Unaudited
**   Condensed from audited financial statements.


See accompanying Notes to Condensed Consolidated Financial Statements.

              MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                            Nine Months Ended
                                                            -----------------
  (thousands of dollars)                                 Sept. 26,     Sept. 27,
                                                           1999           1998
                                                           ----           ----
OPERATING ACTIVITIES

Net income                                              $  45,361     $  42,909
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, depletion and amortization              42,926        40,132
     Other non-cash items                                   3,897         6,884
     Net changes in operating assets and liabilities          947         3,177
                                                         --------      --------
Net cash provided by operating activities                  93,131        93,102
                                                         --------      --------
INVESTING ACTIVITIES

Purchases of property, plant and equipment               ( 52,023)      (58,366)
Acquisition of business                                        --       (34,130)
Proceeds from disposition of business                          --        32,357
Other investing activities, net                              (854)         (336)
                                                         --------      --------
Net cash used in investing activities                     (52,877)      (60,475)
                                                         --------      --------

FINANCING ACTIVITIES

Proceeds from issuance of short-term and long-term debt    28,898           599
Repayment of debt                                         (42,253)      (14,125)
Purchase of common shares for treasury                    (37,291)      (29,169)
Dividends paid                                             (1,613)       (1,690)
Proceeds from issuance of common stock                      5,147         3,613
Equity and debt proceeds from minority interests            1,900            --
Other                                                        (213)           --
                                                         --------      --------
Net cash used in financing activities                     (45,425)      (40,772)
                                                         --------      --------

Effect of exchange rate changes on cash and
  cash equivalents                                            915        (2,077)
                                                        ---------      --------

Net decrease in cash and cash equivalents                  (4,256)      (10,222)
Cash and cash equivalents at beginning of period           20,697        41,525
                                                        ---------      --------
Cash and cash equivalents at end of period             $   16,441     $  31,303
                                                        =========      ========

Interest paid                                          $    5,030     $   5,834
                                                         ========      ========

Income taxes paid                                      $    9,499     $   9,887
                                                        =========      ========



See accompanying Notes to Condensed Consolidated Financial Statements.

             MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 -- INVENTORIES

     The following is a summary of inventories by major category:


     (thousands of dollars)                     September 26,       December 31,
                                                    1999                1998
                                                    ----                ----
     Raw materials                                $20,843             $21,681
     Work in process                                4,518               5,483
     Finished goods                                17,636              19,650
     Packaging and supplies                        17,072              16,843
                                                  -------             -------
     Total inventories                            $60,069             $63,657
                                                  =======             =======


Note 3 -- LONG-TERM DEBT AND COMMITMENTS

     The following is a summary of long-term debt:


                                                September 26,       December 31,
     (thousands of dollars)                          1999               1998
                                                     ----               ----

     7.75% Economic Development
       Revenue Bonds Series 1990 Due 2010        $      --         $    4,600
     Variable/Fixed Rate Industrial
       Development Revenue Bonds Due 2009            4,000              4,000
     Variable/Fixed Rate Industrial
       Development Revenue Bonds Due
       April 1, 2012                                 7,545              7,545
     Variable/Fixed Rate Industrial
       Development Revenue Bonds Due
       August 1, 2012                                8,000              8,000
     Economic Development Authority Refunding
       Revenue Bonds Series 1999 Due 2010            4,600                 --
     6.04% Guarantied Senior Notes
       Due June 11, 2000                            13,000             26,000
     7.49% Guaranteed Senior Notes
       Due July 24, 2006                            50,000             50,000
     Other borrowings                                1,144              1,533
                                                   -------             ------
                                                    88,289            101,678
     Less: Current maturities                       13,458             13,511
                                                    ------             ------
     Long-term debt                                $74,831            $88,167
                                                    ======             ======


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


BASIC EPS                         Three Months Ended        Nine Months Ended
(in thousands,                    ------------------        -----------------
except per share data)          Sept. 26,     Sept. 27,   Sept. 26,    Sept. 27,
                                  1999          1998        1999         1998
                                  ----          ----        ----         ----

Net income                      $15,908       $15,451     $45,361      $42,909
                                 ------        ------      ------       ------
Weighted average shares
  outstanding                    21,349        22,211      21,518       22,406
                                 ------        ------      ------       ------

Basic earnings per share        $  0.75       $  0.70     $  2.11      $  1.92
                                 ======        ======      ======       ======

DILUTED EPS

Net income                      $15,908       $15,451     $45,361      $42,909
                                 ------        ------      ------       ------

Weighted average shares
  outstanding                    21,349        22,211      21,518       22,406
Dilutive effect of
  stock options                     932           603         833          670
                                 ------        ------      ------       ------

Weighted average shares
  outstanding, adjusted          22,281        22,814      22,351       23,076
                                 ------        ------      ------       ------

Diluted earnings per share      $  0.71       $  0.68     $  2.03      $  1.86
                                 ======        ======      ======       ======


Note 5 -- COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income:


                                  Three Months Ended        Nine Months Ended
                                  ------------------        -----------------
(thousands of dollars)          Sept. 26,     Sept. 27,   Sept. 26,    Sept. 27,
                                   1999          1998        1999         1998
                                   ----          ----        ----         ----

Net income                       $15,908       $15,451     $45,361       42,909
Other comprehensive income,
  net of tax:
  Foreign currency translation
    adjustments                    5,450         5,899     (16,883)        (666)
  Unrealized holding gains
    (losses), net of
    reclassification adjustments      --           (47)        (86)         (45)
                                  ------        ------      ------       ------
     Comprehensive income        $21,358       $21,303     $28,392      $42,198
                                  ======        ======      ======       ======

The components of accumulated other comprehensive loss, net of related tax are as follows:

                                               Sept. 26,             Dec. 31,
                                                 1999                  1998
                                                 ----                  ----

Foreign currency translation adjustments       $(25,580)             $(8,697)
Minimum pension liability adjustments            (1,001)              (1,001)
Unrealized holding gains                             --                   86
                                                 ------               ------
Accumulated other comprehensive loss           $(26,581)             $(9,612)
                                                =======               ======

              MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The change in unrealized holding gains for the nine months ended September 26, 1999 includes reclassification adjustments of $174,000 for gains realized in income from the sale of securities.

Note 6 -- SEGMENT AND RELATED INFORMATION

     Segment information for the three-month and nine-month periods ended September 26, 1999 and September 27, 1998 was as follows:


(thousands of dollars)                            NET SALES
                             -----------------------------------------------

                              Three Months Ended          Nine Months Ended
                              ------------------          -----------------
                             Sept. 26,    Sept. 27,     Sept. 26,   Sept. 27,
                               1999         1998          1999        1998
                             ---------    ---------     ---------   ---------

Specialty Minerals Segment    $115,380     $108,940      $339,466   $315,047
Refractories Segment            44,427       45,179       127,754    138,926
                               -------      -------       -------    -------
     Total                    $159,807     $154,119      $467,220   $453,973
                               =======      =======       =======    =======



(thousands of dollars)                    INCOME FROM OPERATIONS
                             -----------------------------------------------

                              Three Months Ended          Nine Months Ended
                              ------------------          -----------------
                             Sept. 26,    Sept. 27,     Sept. 26,   Sept. 27,
                               1999         1998          1999        1998
                             ---------    ---------     ---------   ---------

Specialty Minerals Segment    $18,388      $18,021       $51,372     $48,102
Refractories Segment            6,823        7,472        19,130      21,874
                               ------       ------        ------      ------
     Total                    $25,211      $25,493       $70,502     $69,976
                               ======       ======        ======      ======


     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:



(thousands of dollars)
                               Three Months Ended         Nine Months Ended
                               ------------------         -----------------
                             Sept. 26,    Sept. 27,     Sept. 26,   Sept. 27,
                               1999         1998          1999        1998
                             ---------    ---------     ---------   ---------
INCOME BEFORE PROVISION
  FOR TAXES ON INCOME
  AND MINORITY INTERESTS

Income from operations
  for reportable segments     $25,211      $25,493       $70,502     $69,976
Unallocated corporate
  expenses                         --         (700)           --        (700)
                               ------       ------        ------      ------
Consolidated income
  from operations              25,211        24,793       70,502      69,276
Non-operating deductions, net  (1,892)       (1,289)      (3,679)     (5,115)
                               ------        ------       ------      ------
Income before provision for
  taxes on income and
  minority interests          $23,319       $23,504      $66,823     $64,161
                               ======        ======       ======      ======


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Minerals Technologies Inc.:


     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 26, 1999 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 26, 1999 and September 27, 1998, and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company's management.

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




New York, New York
November 5, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                            Income and Expense Items
                                          As a Percentage of Net Sales
                                          ----------------------------
                                  Three Months Ended        Nine Months Ended
                                  ------------------        -----------------
                                Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----

Net sales                         100.0%       100.0%       100.0%        100.0%
Cost of goods sold                 69.0         67.9         69.0          68.5
Marketing, distribution and
  administrative expenses          11.5         12.7         12.0          12.8
Research and development expenses   3.7          3.3          3.9           3.4
                                   ----         ----         ----          ----
Income from operations             15.8         16.1         15.1          15.3
Net income                         10.0%        10.0%         9.7%          9.5%
                                   ====         ====         ====          ====


RESULTS OF OPERATIONS

Three Months Ended September 26, 1999 as Compared with Three Months Ended
-------------------------------------------------------------------------
September 27, 1998
------------------

     Net sales in the third quarter of 1999 increased 3.7% to $159.8 million from $154.1 million in the third quarter of 1998.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 6.0% in the third quarter of 1999 to $115.4 million.

     Worldwide net sales of PCC grew 7.4% to $95.8 million from $89.2 million in the third quarter of 1998. This sales growth was primarily attributable to the commencement of operations at two new satellite PCC plants in 1999, increased sales from four satellite plants that commenced operations during the first nine months of 1998, and to the growth in the specialty PCC product line. The new satellite plants are located at Courtland, Alabama and Dagang, China.

     In the third quarter of 1999, the average price per ton of PCC sold by the Company's satellite PCC plants was approximately the same as in the second quarter of 1999 but was approximately 7% lower than the average selling price per ton in the third quarter of 1998. Over half of the decline was due to the commencement of operations at two new large PCC satellite facilities in 1999 and to ramp-ups of volume at several other satellite facilities. Approximately 20% of the decline was related to foreign exchange. Other factors, such as price adjustments associated with contract extensions, accounted for the rest.

     In the third quarter, the Company announced that it has secured an agreement with Sociedade de Portugesa de Papel, S.A. - Soporcel, to provide PCC to a new 400,000 ton paper machine in Figueira da Foz, Portugal. This satellite, which will be in operation by the second quarter of 2000, is equivalent to approximately three satellite units. (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) The Company now operates 55 satellite PCC plants around the world.

     In October 1999, the Company announced that its majority-owned joint venture has signed an agreement with a major Japanese paper manufacturer for the construction of its initial PCC satellite plant in Japan. This satellite, which will be in operation in the second quarter of 2000, will be equivalent to approximately two satellite units.

     Net sales of Processed Minerals products decreased 0.5% in the third quarter to $19.6 million compared to the same period in 1998. The sales decline in Processed Minerals was primarily due to a decline in sales of talc products.

     Net sales in the Refractories segment were $44.4 million for the third quarter of 1999, a 1.8% decrease compared to the same period last year. The sales decline was due primarily to unfavorable economic conditions in the worldwide steel industry.

     Net sales in the United States in the third quarter of 1999 increased approximately 2.6%. Foreign sales increased approximately 5.9% in the third quarter of 1999.

     Income from operations was $25.2 million, an increase of 1.6% from $24.8 million in the third quarter of 1998. Income from operations in the Specialty Minerals segment was $18.4 million, a 2.2% increase over the third quarter in the prior year. Income from operations in the Refractories segment decreased 9.3% in the third quarter. The decrease in operating income of the Refractories segment was primarily attributable to the worldwide downturn in the steel industry that began late in the third quarter of 1998.

     Net non-operating deductions increased primarily as a result of foreign exchange losses in 1999 as compared to foreign exchange gains in the same period of 1998.

     Net income increased 2.6% to $15.9 million from $15.5 million in the prior year. Diluted earnings per common share increased 4% to $0.71 in the third quarter of 1999, compared to $0.68 in the prior year.

Nine Months Ended September 26, 1999 as Compared with Nine Months Ended
-----------------------------------------------------------------------
September 27, 1998
------------------

     Net sales for the first nine months of 1999 increased 2.9% to $467.2 million from $454.0 million in 1998.

     Net sales in the Specialty Minerals segment increased 7.8% in the first nine months of 1999 to $339.5 million. Worldwide net sales in the PCC product line grew 10.6% to $281.2 million for the first nine months of 1999. Net sales in the Processed Minerals product line declined 4.1% in the first nine months of 1999. Excluding the divested Midwest limestone business, which was sold in April 1998, the sales decline was 1.5%.

     Net sales in the Refractories segment decreased 8.0% to $127.8 million. This decrease was due to the unfavorable economic conditions in the worldwide steel industry.

     Income from operations rose 1.7% to $70.5 million in the first nine months of 1999 from $69.3 million in the previous year. Income from operations in the Specialty Minerals segment increased 6.8% in the first nine months of 1999 to $51.4 million. Income from operations in the Refractories segment declined 12.8% for the first nine months of 1999. This decline was due to the aforementioned weakness in the worldwide steel industry.

     Non-operating deductions decreased primarily as a result of a decrease in foreign exchange losses in 1999 as compared to the same period in 1998.

     Net income increased 5.8% to $45.4 million from $42.9 million in 1998. Diluted earnings per common share increased 9% to $2.03 as compared with $1.86 for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong in the first nine months of 1999. Cash flows were provided from operations and were applied principally to fund capital expenditures, to repurchase common shares for treasury and to remit the required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $93.1 million in the first nine months of 1999.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. As of October 24, 1999, the Company had repurchased approximately 1.7 million shares under this program at an average price of approximately $48 per share.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, none of which were in use at September 26, 1999. The Company anticipates that capital expenditures for all of 1999 will be between $80-$90 million. The capital expenditures will principally be related to construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of specialty PCC, and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.


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

     The Company has completed all systems implementation and testing to ensure that its financial and operating systems are year 2000 ready in its operations throughout North America.

     Outside of the United States, preparations for the year 2000 are being carried out by the relevant business units on a decentralized basis. Implementation and testing of information technology systems has been substantially accomplished, with a small number of European locations expected to complete this process by year-end.

     The Company's exposures to the year 2000 issue other than in the area of information technology arise mostly with respect to process control systems and instrumentation at the Company's manufacturing locations and in equipment used at customer locations. Telephone and e-mail systems, operating systems and applications in free-standing personal computers, local area networks, and site services such as electronic security systems and elevators may also be affected. A failure of these systems which interrupts the Company's ability to supply products to its customers could have a material adverse impact on its results of operations. These issues are being addressed by the individual business units, by obtaining from vendors and service providers either necessary modifications to the software or assurance that the system will not be disrupted by the year 2000 issue. This process is substantially complete.

     Third Parties

     The Company's divisions have communicated with their principal customers and vendors to inquire about their year 2000 readiness. No such customer or vendor has indicated that it expects an interruption of a type that would have, in the Company's opinion, a material adverse effect on the Company's results of operations. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

     Costs
     -----

     The Company expects that it will spend approximately $16-19 million, cumulatively, before January 1, 2000 for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. These expenditures, which include both internal and external costs, will provide benefits to the Company which include, but are not limited to, the achievement of year 2000 readiness. Of this amount approximately

$16 million had been expended as of September 26, 1999. These expenditures will be capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which the Company has adopted, and other related pronouncements.

     The Company will finance these expenditures solely from working capital, and does not expect the total cost associated with its plans to address the year 2000 issue to have a material effect on its financial position or results of operations.

     None of the Company's other significant information technology projects have been delayed due to the implementation of year 2000 solutions.

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

     Contingency Plan
     ----------------

     Based upon the risks described above, the Company has prepared a contingency plan to mitigate the effects of an interruption of its ability to obtain raw materials or to conduct manufacturing operations at multiple manufacturing locations. The components of this plan were generated by the individual sites, taking into consideration their particular conditions, such as customer relationships and the availability of alternate sources of supply.

     The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company. Please see "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material impact on the Company's financial condition or results of operations in the third quarter, and the Company does not expect any such material impact to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk
     -----------

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged.
There were no open forward exchange contracts outstanding at September 26, 1999 or September 27, 1998.



                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice that it had received an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. The Department of Justice has proposed to enter into prefiling negotiations with BMI, and as of November 5, 1999, no complaint had been filed. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled. The Company has received no indication of the amount of any monetary penalty or the nature of any other relief intended to be sought.

     On August 2, 1999, the Company, without admitting any wrongdoing, entered into a confidential settlement agreement with the plaintiff, Eaton Corporation, in a lawsuit captioned EATON CORPORATION V. PFIZER INC, MINERALS TECHNOLOGIES INC. AND SPECIALTY MINERALS INC. which was filed on July 31, 1996. The suit alleged that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton sought reimbursement. The Company's insurance covered a substantial portion of the settlement and there was no material impact on the Company's results of operations or financial position as a result of this settlement.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:
     4 - Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (incorporated by reference to Exhibit No. 4 to the Company's current report on Form 8-K filed September 3, 1999).
     10 - Employee Protection Program, as amended August 27, 1999.
     15 - Accountants' Acknowledgment (Part I Data).
     27 - Financial Data Schedule for the nine months ended September 26, 1999. 99 - Statement of Cautionary Factors That May Affect Future Results.

b)   Report on Form 8-K filed September 3, 1999.

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




November 8, 1999