Form 10-K
period 1999-12-31
MINERALS TECHNOLOGIES INC
filed 2000-03-17
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-K


               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

                         Commission file number 1-3295

                         MINERALS TECHNOLOGIES INC.
          (Exact name of registrant as specified in its charter)

   Delaware                                      25-1190717
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification Number)
   The Chrysler Building
   405 Lexington Avenue
   New York, New York
   (address of principal executive office)       10174-1901
                                                 (Zip Code)


                                  (212) 878-1800
               (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    ---------------------------------------------------------------------
                                                 Name of each exchange
    Title of each class                          on which registered
    ---------------------------------------------------------------------
    Common Stock, $.10 par value                 New York Stock Exchange
    ---------------------------------------------------------------------



          Securities registered pursuant to Section 12(g) of the Act:

                                   None
                                   ----


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No
                                           ---

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                         ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of February 1, 2000 was approximately $576.7 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 3, 2000, the Registrant had outstanding 20,685,594 shares of common stock, all of one class.

   			  DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement dated April 4, 2000                                Part III

                     MINERALS TECHNOLOGIES INC.
                    1999 FORM 10-K ANNUAL REPORT
                        Table of Contents


                                                            Page
                              PART I

Item 1.   Business                                          1

Item 2.   Properties                                        8

Item 3.   Legal Proceedings                                 10

Item 4.   Submission of Matters to a Vote of Security       10
          Holders


                              PART II

Item 5.   Market for the Registrant's Common Equity and
          Related                                           10
          Stockholder Matters

Item 6.   Selected Financial Data                           11

Item 7.   Management's Discussion and Analysis of
          Financial Condition and                           12
          Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About    17
          Market Risk

Item 8.   Financial Statements and Supplementary Data       17

Item 9.   Changes in and Disagreements with Accountants on
          Accounting                                        17
          and Financial Disclosure

                              PART III

Item 10.  Directors and Executive Officers of the           17
          Registrant

Item 11.  Executive Compensation                            18

Item 12.  Security Ownership of Certain Beneficial Owners   18
          and Management

Item 13.  Certain Relationships and Related Transactions    18

                              PART IV

Item 14.  Exhibits, Financial Statement Schedule and        18
          Reports on Form 8-K



Signatures                                                  21

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

Specialty Minerals Segment

PCC Products and Markets

PCC Products

     Paper can be produced under either acid or alkaline conditions. Historically in North America paper was primarily produced using acid technologies. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials, such as titanium dioxide, which are necessary in greater quantities in the acid process. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies, which permit mineral fillers such as PCC to be substituted for more expensive wood fiber and pigments used to increase brightness, resulting in significant cost savings. As a result of these conditions, the Company believed that a significant opportunity existed to provide paper producers with a high performance filler product that could facilitate the transition to the alkaline papermaking process. The Company constructed the first commercial satellite PCC plant at the Wisconsin Rapids paper mill of Consolidated Papers, Inc. in 1986. A satellite plant is located within the paper mill itself, thereby eliminating transportation costs. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced using the PCC products manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants since 1986. The Company has also built satellite PCC plants that replace ground calcium carbonate. In addition, the Company has constructed satellites for coating PCC, and more recently, satellites for the use of PCC in groundwood (wood-containing) paper like newsprint, magazine and catalogue papers. Today the Company operates or has under construction 56 PCC satellite plants in 16 countries. For information with respect to the locations of the Company's satellite PCC plants at December 31, 1999, see Item 2, "Properties" below.

     The Company owns, staffs, operates and maintains all of its satellite PCC plants, including the related technology. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third parties PCC produced at a satellite plant in excess of the host paper mill's requirements. The Company's satellite PCC plants and customers are listed in Item 2, "Properties."

     The Company currently manufactures several customized PCC product forms through proprietary processes at its satellite PCC plants, each designed to provide optimum brightness, opacity, bulking, paper strength or coating properties. The Company's research and development and technical service staffs focus on expanding sales at its existing satellite PCC plants as well as developing new technologies. These include acid-tolerant PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and PCC crystal morphologies for coating paper. The Company expects that research and development in coating technology will open up a larger market for PCC that will build slowly as paper companies begin to include PCC in their proprietary coating formulations.

     The Company also produces a full range of slurry and dry PCC products that are sold on a merchant basis. In the paper industry, the Company's merchant PCC is used as a coating pigment and as a filler in the production of coated and uncoated wood-free printing and writing papers. The Company sells surface-treated and untreated grades of PCC to the polymers industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives, printing inks and coatings. The Company's PCC is used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company also sells PCC to the paints and coatings industry.

     The Company's PCC product line net sales were $383.5 million, $349.5 million, and $299.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Specialty Minerals segment sales to International Paper Company represented approximately 10% of consolidated net sales in 1999 and less than 10% in 1998 and 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Key Markets

     The principal market for the Company's satellite PCC products is the paper industry. The Company also produces PCC on a merchant basis for sale to companies in the polymers, food and pharmaceutical and paints and coatings industries.

     Sales of PCC to the paper industry have accounted for a steadily increasing percentage of the Company's total sales in the past five years, a trend the Company expects to continue. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company's products are currently used primarily by paper mills producing uncoated wood-free paper.

     North American Wood-Free Printing and Writing Papers. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the costs of wood fiber and other materials. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies. Ground chalk has historically been used by European alkaline-based paper producers as a low-cost substitute for wood fiber. In North America, however, the use of ground chalk is not practical as there is no naturally occurring chalk.

     PCC must compete with other fillers, such as ground limestone and clay. PCC costs more to produce than ground limestone or clay since the production process is inherently more complex. Limestone is mined, crushed and ground; clay is mined, ground and perhaps calcined. PCC is manufactured via a chemical process that takes lime (which itself is produced by calcining a mined product, limestone), dissolves it, combines it with carbon dioxide and separates the final product. Drying and transportation can add significantly to the product cost. If shipped wet, additional freight costs are incurred. In many cases this added cost makes PCC from merchant plants uncompetitive with other fillers.

     In response to these conditions and as a result of a concentrated research and development effort, the Company developed the satellite PCC plant concept. The Company's satellite PCC plants have facilitated the conversion of a substantial percentage of the North American uncoated wood-free printing and writing paper producers to alkaline papermaking. The Company estimates that during 1999, more than 90% of North American wood-free paper was produced employing alkaline technology.

     Presently, the Company owns and operates 36 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. Based upon its experience, the Company anticipates that the aggregate volume of PCC used by these 36 paper mills will increase. The Company also estimates that a few additional North American paper mills producing wood-free paper are large enough to support a satellite PCC plant.

      The Company is also placing increased emphasis on the use of PCC to coat paper. PCC increases gloss and printability of the sheet while decreasing paper's cost per ton. The coating market is large and the Company believes it will continue to grow at a higher average growth rate than the uncoated market, and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at approximately eleven of the Company's satellite PCC plants.

     International Wood-Free Printing and Writing Papers. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America that can be served by its satellite PCC operations is approximately the same size (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. A number of factors have influenced the acceptance of the Company's satellite PCC technology in foreign markets. In Europe, PCC is not the prevalent filler. Ground limestone is readily available in Europe and commonly used as a low-cost filler product in alkaline systems. In addition, lime suitable for the manufacture of PCC generally is more expensive than such lime in North America. However, the Company believes that the superior brightness and opacity characteristics offered by its PCC products should allow it to compete with suppliers of ground limestone and
other filler products in this market.   In Latin America and Asia, supplies
of lime suitable for PCC production are generally readily available.

     Worldwide Wood-Containing Printing and Writing Papers. The groundwood paper market represents nearly half of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the phenomenon of alkaline darkening, the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT PCC) that will facilitate production of high-brightness, high-quality groundwood paper in an acid environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend towards the use of neutral paper making technology in this segment for which the Company presently supplies traditional PCC morphologies. The Company now supplies PCC to approximately a dozen groundwood paper mills.

     The Company believes PCC filler levels for uncoated wood-containing paper generally will be less than those for uncoated wood-free paper. There can be no assurance as to the number of producers of wood-containing paper that will contract with the Company to purchase AT PCC or traditional PCC.


Processed Mineral Products and Markets

     The Company mines and processes the natural mineral products limestone and talc, and manufactures lime, a mineral-based product.

     Lime is used as a raw material for the manufacture of PCC at the Company's Adams, Massachusetts facility, and sold commercially to the steel and chemical industries.

     In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. Net sales from this facility in 1998 prior to the divestiture were $1.6 million. Net sales of this business in 1997 were $20.8 million. This was the Company's only business unit competing for sales of limestone aggregate, a commodity business. References to ongoing operations exclude the results from this facility.

     Talc is mined, beneficiated and processed at the Company's Barretts site, located near Dillon, Montana, and is sold worldwide in finely ground form for paints and coatings, ceramics and polymers applications. Because of the exceptional chemical purity of the Barretts ore, a majority of the automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe utilize the Company's Barretts talc.

     The Company's net sales of processed mineral products from ongoing operations were $78.2 million, $77.9 million and $82.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at both its limestone production facilities and its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractory Products.

     The Company offers a broad range of monolithic refractory products as well as pre-cast refractory shapes. Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical service support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD sprayer, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis by steel mills on increased productivity, the SEQUAD sprayer and the related technologically-advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced. The Company's experienced technical service staff and advanced applications equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, laser measurement of refractory wear is conducted by the Company's technicians in certain plants to improve maintenance performance. The Company believes that these services, together with its refractory product offerings, provide the Company with a strategic marketing advantage.

     In the past four years, more than 75% of the Company's refractory product sales have come from new products. In addition to new products, delivery systems and services, the Company has focused on controlling costs and expenses.

     Some of the new refractory products the Company has introduced in the past few years include the MAG-O-STAR spray coating, MINSCAN application systems and SHOTCRETE castable material. MAG-O-STAR spray coating is an advanced technique for applying refractory material to the slag line, or at the top of red-hot steel ladles. MINSCAN is a fully automated application system for applying refractory materials to electric arc furnaces. SHOTCRETE is a dense castable material used in a variety of steel-making vessels to improve productivity. The Company has also developed a new product called OPTISHOT refractory products, which can completely replace brick in iron and steel ladles.

     The Company's patented KILNTEQ refractory technology system is a new concept for lining the interior of lime and cement kilns. The KILNTEQ system calls for lining the huge, tube-like kilns with refractory material in a polygonal shape. This shape, rather than the circular linings now generally used, is believed to increase raw material throughput and to decrease energy use.

     The Company's refractory products are sold in the following three product groups:

     Steel Furnace Refractories. The Company sells gunnable monolithic refractory products to users of basic oxygen furnaces and electric furnaces for application on furnace walls to prolong the life of furnace linings.

     Specialty Products for Iron and Steel. The Company sells monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces. The Company is one of the few monolithic refractory companies offering a full line of materials to satisfy all continuous casting refractory applications. This full line consists of gunnable materials, as well as refractory shapes and permanent linings.

     The Company uses proprietary processes to produce a number of other products for the steel industry that are technologically enhanced. These include calcium metal, metallurgical wire and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium in international markets. Calcium metal is used in the manufacture of batteries and magnets. The Company sells metallurgical wires and fluxes for use in the production of steel. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications. The Company's fluxes are mineral products used to help purify steel.

     Non-Steel Refractory Products. This product line encompasses refractory shapes and linings and pyrolytic graphite products that are sold to the glass, cement, aluminum, petrochemical and other non-steel industries.

     The Company's refractory net sales were $175.8 million, $180.2 million and $199.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Marketing and Sales

     The Company principally relies on its worldwide direct sales force to market its products. The direct sales force is augmented by worldwide technical service teams which are familiar with the industries to which the Company markets its products, and by several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists paper producers in their conversion to alkaline papermaking and provides post-conversion assistance to customers. In addition, the Company's technical service personnel advise with respect to the use of monolithic refractory materials and, in many cases, apply the refractory materials to the customers' furnaces and other vessels pursuant to service agreements. Continued use of skilled technical service teams is an important component of the Company's business strategy.

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

Raw Materials

     The Company uses lime in the production of PCC, and is a significant purchaser of lime in North America. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's satellite PCC plants. If there were to be an interruption in the supply of lime from any particular lime supplier to the Company, the Company believes that alternative sources of lime would be available at effectively the same cost to the Company. In Europe, supplies of lime suitable for the manufacture of PCC are generally available.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. The Company believes that it could obtain adequate supplies from alternate sources in the event of supply interruptions of its refractory raw material requirements.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and, in certain circumstances, to position itself as a market leader.

     With respect to its PCC products, the Company competes for sales to the paper industry based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that the Company believes imparts superior brightness and opacity properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon availability of materials, price, optical characteristics such as brightness, opacity and paper strength, and the availability of technical support.

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

     The Company competes in sales of its limestone and talc based primarily upon product quality, price, and geographic location.

Research and Development

     Many of the Company's product lines are technology-based, and the Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, acid-tolerant PCC, production of PCC crystal morphologies for coating paper, the SEQUAD sprayer, MAG-O-STAR spray coating, MINSCAN application systems, SHOTCRETE castable material and the KILNTEQ system.

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

     For the years ended December 31, 1999, 1998 and 1997, the Company expended approximately $24.8 million, $21.0 million, and $20.4 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 1999 approximated 3.9% of net sales.

Patents and Trademarks

     The Company owns or has the right to use approximately 335 patents and approximately 620 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

Insurance

     The Company maintains liability and property insurance and insurance for business interruption in the event of damage to its production facilities and certain other insurance covering risks associated with its business. The Company believes such insurance is adequate for the operation of its business. From time to time various types of insurance for companies in the specialty minerals business have been very expensive or, in some cases, unavailable. There is no assurance that in the future the Company will be able to maintain the coverage initially obtained or that the premiums therefor will not increase substantially.

Employees

     At December 31, 1999, the Company employed approximately 2,236
persons, approximately 680 outside the United States.   The Company
believes its relationships with its employees are good.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that should have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the operation of the business of the Company, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc. ("Quigley"), a wholly-owned subsidiary of Pfizer, in connection with the reorganization. See "Certain Relationships and Related Transactions" in Item 13.

Cautionary Factors That May Affect Future Results

     The disclosure and analysis set forth in this report contains certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as "expects," "plans," "anticipated," "will" and other words and phrases of similar meaning.

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

-    Historical Growth Rate
     Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographical markets such as Asia, Latin America and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products. Difficulties, delays or failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

-    Contract Renewals
     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which
     the Company operates satellite PCC plants.   The terms of many of
     these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company continues to operate every PCC plant that it has built. There is no assurance, however, that this will continue to be the case. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, and could have a substantial adverse effect on the Company's results of operations.

-    Litigation; Environmental Exposures
     The Company's operations are subject to international, federal, state and local environmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party to various litigation matters. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided reserves for such matters which it believes to be adequate, an unanticipated liability arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.

-    New Products
     The Company is engaged in a continuous effort to develop new products and processes in all of its product lines. Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from expected results.

-    Competition; Protection of Intellectual Property
     Particularly in its PCC and Refractory product lines, the Company's ability to compete is based in part upon proprietary knowledge, both patented and unpatented. The Company's ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure as well as against infringement. In addition, development by the Company's competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company's financial condition or results of operations.

-    Risks of Doing Business Abroad
     As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.

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

-    Cyclical Nature of Customers' Businesses
     The bulk of the Company's sales are to customers in two industries, paper manufacturing and steel manufacturing, which have historically been cyclical. The Company's exposure to variations in its customers' businesses has been reduced in recent years by the growth in the number of plants it operates; by the diversification of its portfolio
     of products and services; and by its geographic expansion.   Also, the
     Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

-    Adoption of a Common European Currency
     On January 1, 1999, eleven European countries adopted the euro as their common currency. Adoption of a single currency and a common monetary policy by the countries adopting the euro can be expected to have effects on competition in Europe and on the overall economy of the region, which could adversely affect the Company's financial position or results of operations.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants at December 31, 1999. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location                         Principal Customer
--------                         ------------------

Alabama, Courtland               Champion International Corporation
Alabama, Jackson                 Boise Cascade Corporation
Alabama, Mobile                  International Paper Company
Alabama, Selma                   International Paper Company
Arkansas, Ashdown                Georgia-Pacific Corporation
Brazil, Jacarei                  Votorantim Celulose e Papel
Brazil, Luiz Antonio             Votorantim Celulose e Papel
Brazil, Suzano                   Cia Suzano de Papel e Celulose
California, Anderson             Plainwell Inc.
Canada, Cornwall, Ontario        Domtar Inc.
Canada, Dryden, Ontario          Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec       Rolland Paper Inc.
Canada, Windsor, Quebec          Domtar Inc.
China, Dagang 1                  Asia Pulp and Paper Company Ltd.
Finland, Aanekoski 1             Metsa-Serla Group
Finland, Anjalankoski 1          Myllykoski Paper Oy
Finland, Lappeenranta 1, 2       OAO Svetogorsk (a subsidiary of
                                 International Paper Company)
Finland, Tervakoski 1            Enzo-Gutzeit Group
Florida, Pensacola               Champion International Corporation
France, Docelles                 UPM - Kymmene Corporation
France, Saillat Sur Vienne       Aussedat Rey (a subsidiary of
                                 International Paper Company)
Germany, Schongau                Haindl Papier GmbH
Indonesia, Perawang 1            PT Indah Kiat Pulp and Paper
                                 Corporation
Israel, Hadera                   American Israeli Paper Mills, Ltd.
Kentucky, Wickliffe              Westvaco Corporation
Louisiana, Port Hudson           Georgia-Pacific Corporation
Maine, Jay                       International Paper Company
Maine, Madison                   Madison Paper Industries
Mexico, Chihuahua                Corporativo Copamex, S.A. de C.V.
Michigan, Plainwell              Plainwell Inc.
Michigan, Quinnesec              Champion International Corporation
Minnesota, Cloquet               Potlatch Corporation
Minnesota, International Falls   Boise Cascade Corporation
New York, Oswego                 International Paper Company
New York, Ticonderoga            International Paper Company
North Carolina, Plymouth         Weyerhaeuser Company
Ohio, Chillicothe                The Mead Corporation
Ohio, West Carrollton            Appleton Papers Inc.
Pennsylvania, Erie               International Paper Company
Pennsylvania, Lock Haven         International Paper Company
Poland, Kwidzyn                  International Paper Company
Portugal, Figueira da Foz 1      Soporcel - Sociedade Portuguesa de
                                 Papel, S.A.
Slovakia, Ruzomberok             Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover         International Paper Company
South Africa, Merebank 1         Mondi Paper Company Ltd.
Tennessee, Kingsport             Willamette Industries Inc.
Texas, Pasadena                  Pasadena Paper Company LP

Thailand, Tha Toom 1             Advance Agro Public Co. Ltd.
Virginia, Franklin               International Paper Company
Washington, Camas                James River Corporation
Washington, Longview             Weyerhaeuser Company
Washington, Wallula              Boise Cascade Corporation
Wisconsin, Kimberly              Inter Lake Papers, Inc. (a subsidiary
                                 of Consolidated Papers Inc.)
Wisconsin, Park Falls            Fraser Papers Inc.
Wisconsin, Wisconsin Rapids      Consolidated Papers Inc.

1 These plants are owned through joint ventures.
2 This PCC plant is not located on-site at the paper mill.

     The Company also owned at December 31, 1999 six plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, and talc and directly or indirectly owns or leases approximately 14 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.

     Location            Facility               Product Line
     --------            --------               ------------

     United States
     -------------
Arizona, Pima County     Plant; Quarry 4        Limestone
California, Los Angeles  Sales Office 1         PCC, Lime, Limestone, Talc
California, Lucerne      Plant; Quarry          Limestone
Valley
Connecticut, Canaan      Plant; Quarry          Limestone, Metallurgical
                                                Wire/Calcium
Massachusetts, Adams     Plant; Quarry          Limestone, Lime, PCC
Montana, Dillon          Plant; Quarry          Talc
New Jersey, Old Bridge   Plant                  Monolithic
                                                Refractories/Shapes
New York, New York       Headquarters 1; Sales  All Company Products
                         Offices 1
Ohio, Bryan              Plant                  Monolithic Refractories
Ohio, Dover              Plant                  Refractories
Pennsylvania, Bethlehem  Research               PCC, Lime, Limestone,
                         Laboratories; Sales    Talc, Pyrolytic Graphite
                         Offices
Pennsylvania, Easton     Research               PCC, Lime, Limestone,
                         Laboratories; Plant    Talc, Pyrolytic Graphite,
                                                Refractories,
                                                Metallurgical Wire
Pennsylvania, Slippery   Plant                  Refractory Shapes
Rock

     International
     -------------
Australia, Carlingford   Sales Office 1         Monolithic Refractories
Belgium, Brussels        Sales Office 1         Monolithic
                                                Refractories/PCC
Brazil, Belo Horizonte   Sales Office 1         Monolithic Refractories
Brazil, Sao Paulo        Sales Office 1         PCC
Brazil, Volta Redonda    Sales Office 1         Monolithic Refractories
Canada, Lachine          Plant                  Refractory Shapes
China, Huzhou            Plant 2                Monolithic Refractories
Germany, Duisburg        Sales Office           Monolithic Refractories
Ireland, Cork            Plant; Sales Office 1  Monolithic
                                                Refractories/Metallurgical
                                                Wire
Italy, Brescia           Sales Office; Plant    Monolithic
                                                Refractories/Shapes
Japan, Gamagori          Plant                  Monolithic
                                                Refractories/Shapes,
                                                Calcium
Mexico, Gomez Palacio    Plant 1                Monolithic Refractories
Singapore                Sales Office 1         PCC
Spain, Santander         Sales Office 1         Monolithic Refractories
South Africa,            Plant                  Monolithic Refractories
Pietermaritzburg
South Korea, Seoul       Sales Office 1         Monolithic Refractories
South Korea, Yangsan     Plant 3                Monolithic Refractories
United Kingdom, Lifford  Plant                  PCC, Lime
United Kingdom,          Plant                  Monolithic
Rotherham                                       Refractories/Shapes

1 Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
2 This plant is leased through a joint venture.
3 This plant is owned through a joint venture.
4 This plant is leased to another company.

     The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. Based on past loss experience, the Company believes it is adequately insured in respect to these assets, and for liabilities which are likely to arise from its operations.

Item 3.   Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice that it had received an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary, Barretts Minerals Inc. ("BMI"), of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate, in part, a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. The Department of Justice has entered into prefiling negotiations with BMI and, as of March 2, 2000, no complaint had been filed. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled. Based on settlement negotiations to date, the Company has no reason to believe that the outcome of this matter will have a material impact on its financial condition or results of operations.

     On August 2, 1999, the Company, without admitting any wrongdoing, entered into a confidential settlement agreement with the plaintiff, Eaton Corporation, in a lawsuit captioned Eaton Corporation v. Pfizer Inc, Minerals Technologies Inc. and Specialty Minerals Inc. which was filed in 1996. The suit alleged that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton sought reimbursement. The Company's insurance covered a substantial portion of the settlement, which had no material impact on the Company's results of operations or financial position.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


					PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters

     The Company's common stock is traded on the NYSE under the symbol
"MTX".

     Information on market prices and dividends is set forth below:


1999 Quarters                    First      Second    Third      Fourth
-------------                    -----      ------    -----      ------
Market Price Range Per Share
of Common Stock
High                            $49 1/16   $56 1/2   $56 13/16  $50 9/16
Low                              38 1/2     46        43 13/16   37
Close                            47 3/8     56 1/16   43 13/16   40 1/16

Dividends paid per common        $ .025     $ .025    $ .025     $ .025
share

1998 Quarters                    First      Second    Third     Fourth
-------------                    -----      ------    -----     ------
Market Price Range Per Share
of Common Stock
High                             $52 5/16   $55 9/16  $54       $51 1/4
Low                               40 15/16   48 3/8    35 7/8    36

Close                             49 15/16   51 3/4    39 1/4    40 15/16


Dividends paid per common share  $ .025     $ .025     $ .025   $ .025

     On March 3, 2000, the last reported sale price on the NYSE was $41 1/4 per share. As of March 3, 2000, there were approximately 270 holders of record of the common stock.

     On January 27, 2000, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $.025 per share. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends on its common stock of at least $.025 per share. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock is being purchased on the open market from time to time. As of January 21, 2000, the Company had repurchased approximately 2.0 million shares under this program, at an average price of approximately $47 per share.

Item 6.   Selected Financial Data


Thousands,
Except Per
Share Data             1999       1998         1997        1996         1995
                       ----       ----         ----        ----         ----
Income Statement
Data:

Net sales            $637,519   $609,193    $602,335    $555,988     $524,451
Cost of goods sold    438,640    416,558     424,612     396,345      375,655
Marketing,
distribution and
administrative
expenses               76,548     79,150      77,104      72,485       70,464
Research and
development expenses   24,788     21,038      20,391      19,740       19,658
                       ------     ------      ------      ------       ------
Income from operations 97,543     92,447      80,228      67,418       58,674

Net income             62,116     57,224      50,312      43,097       39,529


Earnings per share

Basic earnings
per share              $ 2.90     $ 2.57     $  2.23      $ 1.91       $  1.75
                        =====      =====      ======       =====        ======

Diluted earnings
per share              $ 2.80    $  2.50     $  2.18       $ 1.86       $ 1.72
                        =====     ======      ======        =====        =====


Weighted average
number of common shares
outstanding

     Basic             21,394      22,281      22,558       22,621       22,633
     Diluted           22,150      22,926      23,113       23,132       23,001
Dividends declared
per common share       $ 0.10      $ 0.10      $ 0.10       $ 0.10       $ 0.10


Balance Sheet Data:
Working capital      $102,405    $112,892    $132,364     $115,540      $86,746
Total assets          769,131     760,912     741,407      713,861      649,144
Long-term debt         75,238      88,167     101,571      104,900       67,927
Total debt             88,677     101,678     115,560      130,239       95,817
Total shareholders'
equity                485,036     489,163     466,997      448,250      416,153


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a
Percentage of Net Sales
Year Ended December 31,                  1999       1998      1997
                                         ----       ----      ----

Net sales                                100.0%    100.0%    100.0%
Cost of goods sold                       68.8       68.4      70.5
Marketing, distribution and
administrative expenses                  12.0       13.0      12.8
Research and development expenses         3.9        3.4       3.4
                                         ----       ----      ----
Income from operations                   15.3       15.2      13.3
Net income                                9.7%       9.4%      8.4%
                                         ====       ====      ====

Overview of 1999 and Outlook

     In 1999, the Company adhered to its strategy of expanding its Precipitated Calcium Carbonate ("PCC") product line within the Specialty Minerals segment. The Company commenced operations at two new large satellite PCC plants, one in China and the other in the United States. Together, these plants have production capacity equivalent to approximately nine satellite units. (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) The Company also signed a joint venture agreement to construct its first satellite PCC plant in Japan. This plant is expected to be in operation in the third quarter of 2000 and will be equivalent to two satellite units. In addition, the Company is also constructing a merchant manufacturing facility in Brookhaven, Mississippi for the production of Specialty PCC, which is used in applications other than paper. This facility is expected to be in operation during the second quarter of 2000 and will be capable of producing between 50,000 and 70,000 tons of Specialty PCC per year. The Company's patented acid-tolerant PCC technology continues to show growth and the groundwood sector of the worldwide paper industry continues to show widespread interest in this product. In addition, the Company expanded several satellite plants at various locations around the world and announced a major expansion for 2000 in Portugal. As a result, sales of PCC as a percentage of the Company's total net sales, which were 37.4% in 1992, had risen to 60.1% by 1999. The Company expects this trend to continue as volume growth of PCC continues to outpace growth in the Processed Minerals product line and the Refractories segment.

     The Company now operates or has under construction 56 satellite PCC plants in 16 countries. The Company expects additional expansions at existing satellite PCC plants to occur in 2000 and also expects to sign contracts for additional satellite PCC plants.

     In 2000, the Company plans to continue its focus on the following growth strategies for the PCC product line:

     - Continued efforts to increase market penetration in North America, Europe, Latin America, and the Pacific Rim.
     - Continued expansions of the capacity of existing satellite PCC plants in response to increased demand, which is resulting from increased PCC filler levels in paper, the installation of new paper machines or higher paper machine productivity.
     - Continued research and development and marketing efforts for new and existing products.

     However, there can be no assurance that the Company will achieve success in implementing any one or more of these strategies.

     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company continues to operate every PCC plant that
it has built.   However, there is no assurance that this will continue to
be the case. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate.

     The Company will continue to emphasize specialty products in its Refractories segment product lines and to commercialize products, processes and equipment developed through research and development efforts.

     As the Company continues to expand its operations overseas, it faces the inherent risks of doing business abroad, including exchange rate fluctuations, nationalization, expropriation, limitations on repatriation of funds and other factors. In addition, the Company's performance depends to some extent on that of the industries it serves, particularly the paper manufacturing, steel manufacturing, and construction industries.

Results of Operations

Net Sales
Dollars in Millions   1999    Growth   1998    Growth  1997
                      ----    ------   ----    ------  ----

Net sales             $637.5   4.6%   $609.2    1.1%  $602.3


     Worldwide net sales in 1999 increased 4.6% over the previous year to $637.5 million. The stronger U.S. dollar had an unfavorable effect of approximately one percentage point on sales growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, grew 7.6% while sales in the Refractories segment declined 2.4%.
In 1998, worldwide net sales increased 1.1% over the prior year to $609.2 million. Specialty Minerals segment sales increased 6.4% and Refractories segment sales decreased 9.5% in 1998.

     Worldwide net sales of PCC in 1999 increased 9.7% to $383.5 million from $349.5 million in the prior year. This increase was primarily attributable to the commencement of operations at two new satellite PCC plants in 1999, and to the ramp-up of several satellite plants that began operation in 1998. Volume increases from the Company's long-standing satellite PCC plants also contributed to the sales growth. The average price per ton of PCC sold by the Company's satellite PCC plants was approximately 7% lower than the average selling price per ton in 1998.
Over half of the decline was due to the commencement of operations at two new large PCC satellite facilities in 1999 and to ramp-ups of volume at several other satellite facilities. Approximately 20% of the decline was related to foreign exchange. Other factors, such as price adjustments associated with contract extensions, accounted for the rest. PCC sales in 1998 increased 16.5% to $349.5 million from $299.9 million in 1997. This growth was primarily attributable to the start-up of operations at four new satellite plants that began operations in 1997 and to the acquisition of a PCC business in the United Kingdom. In addition, a full year of operations at several satellite PCC plants that began operations in 1997 and volume increases from the Company's long-standing satellite PCC plants also contributed to the sales growth.

     Net sales of Processed Minerals products from ongoing operations in 1999 increased slightly to $78.2 million from $77.9 million in 1998. In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. References to ongoing operations exclude the results from this facility. Net sales of Processed Minerals from ongoing operations in 1998 decreased 5.5%. This decrease was due largely to the refocus of the talc product line on higher margin customers and products, and to the use of the Company's lime to produce PCC instead of selling the lime to third parties.

    Net sales in the Refractories segment in 1999 decreased 2.4% to $175.8 million from $180.2 million in the prior year. Unfavorable economic conditions in the worldwide steel industry since the third quarter of 1998 affected the growth in the refractory products line for the first nine months of 1999. However, in the fourth quarter of 1999, the worldwide steel industry improved and sales of the Company's refractory products grew approximately 16%. In both 1999 and 1998, strategic replacement of commodity products with specialty products and systems enhanced the profitability of this product line. In 1998, net sales in the Refractories segment decreased 9.5% from the prior year.

    Net sales from ongoing operations in the United States in 1999 increased 3.9%. This increase was attributable to the growth in the PCC product line. Foreign sales in 1999 increased 7.1% as a result of the continued international expansion of the Company's PCC product line. In 1998, domestic net sales from ongoing operations were 4.2% higher than in the prior year as a result of increased sales in the Specialty Minerals segment. Foreign sales were approximately 5.1% greater than in the prior year, primarily due to growth in the PCC product line.

  Operating Costs and
  Expenses
  Dollars in Millions       1999     Growth     1998    Growth     1997
                            ----     ------     ----    ------     ----

  Cost of goods sold       $438.6     5.3%    $ 416.6   (1.9%)   $ 424.6
  Marketing, distribution  $ 76.5    (3.4%)   $  79.2    2.7%    $  77.1
  and administrative
  Research and development $ 24.8    18.1%    $  21.0    3.2%    $  20.4


     Cost of goods sold was 68.8% of sales compared with 68.4% in the prior year. This increase was primarily attributable to the PCC product line within the Specialty Minerals segment, and the Refractories segment, as a result of weaknesses in the worldwide steel industry for the majority of the year. Cost of goods sold in 1998 was 2.1 percentage points lower than in 1997. This was attributable to the improved profitability of the Refractories segment and the Processed Minerals product lines within the Specialty Minerals segment.

     Marketing, distribution and administrative costs decreased 3.4% to $76.5 million and were 12.0% of net sales. In 1998, marketing, distribution and administrative costs increased 2.7% to $79.2 million and were 13.0% of net sales.

     Research and development expenses during 1999 increased 18.1% to $24.8 million and represented 3.9% of net sales. A planned increase to develop SYNSIL, a family of synthetic silicate products for the glass industry, was the primary reason for the expense growth.

  Income from Operations
  Dollars in Millions      1999   Growth  1998   Growth   1997
                           ----   ------  ----   ------   ----

  Income from operations   $97.5   5.5%   $92.4   15.2%   $80.2


      Income from operations in 1999 increased 5.5% to $97.5 million from $92.4 million in 1998. This increase was due to slightly improved profitability in the PCC product line, within the Specialty Minerals segment, and improved profitability in the Refractories segment, despite a decline in sales and weakness in the steel industry for the first nine months of 1999. In 1998, income from operations rose 15.2% to $92.4 million from $80.2 million in 1997. This increase was due primarily to improved profitability in both the Specialty Minerals segment and the Refractories segment and to solid growth in the PCC product line within the Specialty Minerals segment. The Specialty Minerals segment's improved profitability was primarily due to the turnaround in the Processed Minerals product line. The Refractories segment's improved profitability was due to the continued emphasis on new higher margin specialty products and delivery systems. However, the downturn in the worldwide steel industry negatively affected the sales and profitability of the Refractories segment.

  Non-Operating Deductions
  Dollars in Millions      1999    Growth    1998     Growth   1997
                           ----    ------    ----     ------   ----

  Non-operating
  deductions, net         $(5.0)  (18.0%)   $(6.1)   (24.1%)  $(8.0)


     Non-operating deductions in 1999 decreased from the prior year due primarily to lower foreign exchange losses. Gross interest costs decreased 13.5% from the prior year to $6.1 million. However, interest income was also lower than in the prior year. Non-operating deductions in 1998 decreased from 1997 due to lower foreign exchange losses and lower net interest expense. Gross interest costs in 1998 decreased 14% from the prior year to $7.0 million.

  Provision for Taxes on
  Income
  Dollars in Millions      1999   Growth   1998   Growth  1997
                           ----   ------   ----   ------  ----

  Provision for taxes on
  income                  $28.9  5.5%     $27.4  18.4%   $23.1


     The effective tax rate decreased to 31.3% in 1999 compared with 31.7% in 1998. This decrease was due to higher depletion deductions and utilization of foreign tax credits. The effective tax rate was 32.0% in 1997.
  Minority Interests
  Dollars in Millions      1999   Growth   1998   Growth    1997
                           ----   ------   ----   ------    ----

  Minority interests       $1.5   (16.7%)  $1.8   N.A.     $(1.2)


     The consolidated joint ventures continue to operate profitably.
The decline in the provision for minority interests in 1999 is primarily due to foreign exchange losses.
     In 1998, the consolidated joint ventures reflected increased profits as compared with the prior year, and foreign exchange losses had less of an effect on joint venture profits in 1998 as compared with 1997.


  Net Income
  Dollars in Millions      1999   Growth  1998   Growth  1997
                           ----   ------  ----   ------  ----

  Net income               $62.1  8.6%    $57.2  13.7%   $50.3


     Net income increased 8.6% in 1999 to $62.1 million. In 1998, net income increased 13.7% to $57.2 million. Earnings per common share, on a diluted basis, increased 12.0% to $2.80 in 1999 as compared with $2.50 in the prior year.

     Liquidity and Capital Resources

     The Company's financial position remained strong during 1999. Cash provided from operating activities was the primary source of liquidity and amounted to $130.2 million in 1999, $117.0 million in 1998 and $120.6 million in 1997. In 1999, the cash was applied principally to fund approximately $73.8 million of capital expenditures, repurchase $50.9 million of common shares for treasury, and remit the required yearly principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the period ended December 31, 1999 was approximately 3.52%.

      The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the period ended December 31, 1999 was approximately 4.62%.

      On November 30, 1999, the Company redeemed $7,545,000 of the Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012, the proceeds from which had been used to finance the construction of a PCC plant in Jackson, Alabama.
     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock is being purchased on the open market from time to time. As of January 21, 2000, the Company had repurchased approximately 2.0 million shares under this program, at an average price of approximately $47 per share.
     On April 28, 1998, the Company sold its limestone operation in Port Inland, Michigan, to Oglebay Norton Company for approximately $34 million, which approximated its net book value. This high volume commodity operation no longer complemented the Company's long-term strategic vision.

     On April 30, 1998, the Company acquired for approximately $34 million a PCC manufacturing facility located in England, from Rhodia Limited, a specialty chemicals company. This acquisition allowed the Company to establish a base for its Specialty PCC business in Europe. This facility produces Specialty PCC products for food and pharmaceutical applications, as well as for use in plastics, sealants and coatings, and paper.

     The Company has approximately $75 million in uncommitted short-term bank credit lines, none of which were in use at December 31, 1999 or
December 31, 1998.   The Company anticipates that capital expenditures for
2000 will range between $70-$90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of Specialty PCC, and other opportunities
that meet the strategic growth objectives of the Company.   The Company
expects to meet its long-term financing requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

     Prospective Information and Factors That May Affect Future Results
     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This annual report contains such forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipated," "will," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

     The Company cannot guarantee that any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements. Certain risks, uncertainties and assumptions are discussed under the heading entitled "Cautionary Factors That May Affect Future Results" in Item 1.

     Inflation

     Historically, inflation has not had a material adverse effect on the Company. The contracts pursuant to which the Company constructs and operates its satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation.

     Cyclical Nature of Customers' Businesses

     The bulk of the Company's sales are to customers in the paper manufacturing and steel manufacturing industries, which have historically been cyclical. Both industries encountered difficulties in 1999 and 1998. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, the Company's operating results to date have not been materially affected by the difficult economic environment. However, we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative effect on the Company's financial position or results of operations.

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

     Year 2000

     The "year 2000 issue" arose because many computer programs and electronically controlled devices denote years using only the last two digits. Like other companies, the Company uses operating systems, applications and electronically controlled devices that were produced by many different vendors at different times, and many of which were not originally designed to be year 2000 compatible. The Company did not experience any material adverse effects of the transition to the year 2000, and while it is possible that such effects may arise in the future, particularly with respect to computerized interfaces with third parties, the Company does not expect this to be the case.

     In 1996, the Company began a project to install new computer hardware and software to improve the capability of the Company's information systems, to harmonize the various information technology platforms in use, and to centralize certain financial functions. The project encompassed corporate financial and accounting functions as well as manufacturing and costing, procurement, planning and scheduling of production and maintenance, and customer order management.

     As of December 31, 1999, the Company had spent approximately $17 million, including internal costs, for new computer hardware and software, other information technology upgrades and replacements, and upgrades and replacements to non-IT systems worldwide. These expenditures provided benefits to the Company including, but not limited to, the achievement of year 2000 readiness.

     The Company financed these expenditures solely from working capital, and the total cost associated with its plans to address the year 2000 did not have a material adverse effect on its financial position or results of operations.

     The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forwardlooking statements made by or on behalf of the Company. Please see "Cautionary Factors That May Affect Future Results" in Item 1.

     Adoption of a Common European Currency

     On January 1, 1999, eleven European countries adopted the euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or be paid in euros or in the former national currencies. On and after January 1, 2002, the affected national currencies will cease to be legal tender.

     The Company's information technology systems are now able to convert among the former national currencies and the euro and to process transactions and balances in euros. The financial institutions with which the Company does business are capable of receiving deposits and making payments both in euros and in the national currencies. The Company does not expect that adapting its information technology systems to the euro will have a material effect on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during 1999, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at December 31, 1999 or December 31, 1998.

Item 8.    Financial Statements and Supplementary Data
     The financial information required by Item 8 is contained in Item 14 of
Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

     None.

					PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the names and ages, as of December 31, 1999, of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name                Age   Position

Jean-Paul Valles    63    Chairman of the Board and Chief Executive
                          Officer
Paul R. Saueracker  58    Senior Vice President of the Company and
                          President, Specialty Minerals Inc.
Anton Dulski        58    Senior Vice President of the Company and
                          President, MINTEQ International Inc.
S. Garrett Gray     61    Vice President, General Counsel and Secretary
Neil M. Bardach     51    Vice President, Finance and Chief Financial
                          Officer; Treasurer
Howard R. Crabtree  55    Vice President, Organization & Human Resources
William A. Kromberg 54    Vice President, Taxes
Michael A. Cipolla  42    Controller


     Jean-Paul Valles has served as Chairman of the Board and a director of the Company since 1989. He was elected Chief Executive Officer of the Company in 1992. Dr. Valles is a member of the boards of directors of Pfizer Inc, the National Association of Manufacturers, Junior Achievement of New York, Inc. and the New York Chapter of the French-American Chamber of Commerce in the U.S., Inc., and a member of the Board of Overseers of the Stern School of Business. He is also chair of the Company's Executive Committee.

     Paul R. Saueracker was appointed a Senior Vice President of the Company in 1999; prior to that he was a Vice President of the Company. He has served as President of Specialty Minerals Inc. since 1994. Mr. Saueracker is a former President of the Pulverized Minerals Division of the National Stone Association and a member of the Technical Association of the Pulp and Paper Industry and the Paper Industry Management Association. He is also a member of the board of trustees of the Institute of Paper Science and Technology located in Atlanta, Georgia.

     Anton Dulski was appointed a Senior Vice President of the Company in 1999; prior to that he was a Vice President of the Company. He has served as President of Minteq International Inc. since 1996. From 1993 to 1995 he was Senior Vice President of Minteq with responsibility for European operations.

     S. Garrett Gray has served as Vice President and Secretary of the Company since 1989. In 1992, Mr. Gray was appointed General Counsel of the Company.

     Neil M. Bardach has served as Vice President-Finance and Chief Financial Officer of the Company since 1998. From 1994 to 1998, he was Chief Financial Officer of The Genlyte Group Incorporated, a publicly traded manufacturer of lighting fixtures.

     Howard R. Crabtree was appointed Vice President-Organization & Human Resources of the Company in 1997, having served as Vice President-Human Resources since 1992.

     William A. Kromberg has served as Vice President-Taxes of the Company since 1993.

     Michael A. Cipolla has served as Controller of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of February 1, 2000" set forth in the Company's Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Relationships and Related Transactions" set forth in the Company's Proxy Statement is incorporated herein by reference.

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") and its wholly-owned subsidiary Quigley Company, Inc. ("Quigley") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

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

					PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

  1.Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and Independent Auditors' Report are set forth on pages F-2 to F-20.

        Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997
        Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
        Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999,
        1998 and 1997
        Notes to the Consolidated Financial Statements
        Independent Auditors' Report

   2.Financial Statement Schedule.  The following financial statement schedule is filed as part of this Report:

                                                               Page
Schedule II- Valuation and Qualifying Accounts                  S-1



     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
     3.1       - Restated Certificate of Incorporation of the Company
                (1)
     3.2       - Restated By-Laws of the Company  (2)
     3.3       - Certificate of Designations authorizing issuance and
                 establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
     4         - Rights Agreement, executed effective as of September
                 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise
                 (10)
     4.1       - Specimen Certificate of Common Stock (1)
     10.1      - Asset Purchase Agreement, dated as of September 28,
                 1992, by   and between Specialty Refractories Inc. and
                 Quigley Company Inc. (3)
     10.1(a)   - Agreement dated October 22, 1992 between Specialty
                 Refractories Inc. and Quigley  Company Inc., amending
                 Exhibit 10.1  (4)
     10.1(b)   - Letter Agreement dated October 29, 1992 between
                 Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
     10.2      - Reorganization Agreement, dated as of September 28,
                 1992, by and between the Company and Pfizer Inc (3)
     10.2(a)   - Letter Agreement dated October 29, 1992 between the
                 Company and Pfizer Inc, amending Exhibit 10.2 (4)
     10.3      - Asset Contribution Agreement, dated as of September
                 28, 1992, by and between Pfizer Inc and Specialty
                 Minerals Inc. (3)
     10.4      - Asset Contribution Agreement, dated as of September
                 28, 1992, by and between Pfizer Inc and Barretts
                 Minerals Inc. (3)
     10.4(a)   - Agreement dated October 22, 1992 between Pfizer Inc,
                 Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
     10.5      - Form  of  Employment Agreement (1), together with
                 schedule relating to executed Employment Agreements
     10.6      - Form of  Severance Agreement (11), together with
                 schedule relating to executed Severance Agreements (2)
     10.7      - Company Employee Protection Plan, as amended August
                 27, 1999  (5)
     10.8      - Company Nonfunded Deferred Compensation and Unit Award
                 Plan for Non-Employee Directors, as amended February 26,
                 1998  (6)
     10.9      - Company Stock and Incentive Plan, as amended and
                 restated as of January 28, 1999 (6)
     10.10     - Company Retirement Annuity Plan, as amended and
                 restated effective February 26, 1998 (6)
     10.11     - Company Nonfunded Supplemental Retirement Plan, as
                 amended January 28, 1999 (6)
     10.12     - Company Savings and Investment Plan, as amended and
                 restated effective April 22, 1999 (6)
     10.13     - Company Nonfunded Deferred Compensation and
                 Supplemental Savings Plan, as amended January 28,
                 1999 (6)
     10.15     - Grantor Trust Agreement, dated as of December 29,
                 1994, between the Company and The Bank of New York, as Trustee (7)
     10.16     - Note Purchase Agreement, dated as of June 28, 1993,
                 between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $65,000,000 in aggregate principal amount of its 6.04% Guarantied Senior Notes Due June 11, 2000; together with a schedule regarding other contracts
                 substantially identical in all material respects to
                 the foregoing (8)
     10.17     - Note Purchase Agreement, dated as of July 24, 1996,
                 between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (9)
     10.18     - Indenture, dated July 22, 1963, between the
                 Cork Harbour Commissioners and Roofchrome
                 Limited (3)
     10.19     - Agreement of Lease, dated as of May 24, 1993, between
                 the Company and Cooke Properties Inc (8)
     21.1      - Subsidiaries of the Company
     23.1      - Report and Consent of Independent Auditors
     27        - Financial Data Schedule

     (1) Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. (2) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.
     (3) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
     (4) Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
     (5) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.
     (6) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1999.
     (7) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     (8) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.
     (9) Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
     (10) Incorporated by reference to the exhibit so designated filed with the Company's current report on Form 8-K, filed September 3, 1999.
     (11) Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fourth quarter of 1999.

     SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Minerals Technologies Inc.


                                   By: /s/ Jean-Paul Valles

                                         Jean-Paul Valles
                                         Chairman of the Board
                                         and Chief Executive Officer



March 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                    TITLE                DATE

/s/ Jean-Paul Valles         Chairman of the      March 14, 2000
--------------------         Board and Chief
Jean-Paul Valles             Executive Officer
                             (principal
                             executive officer)
                             and Director


/s/Neil M. Bardach           Vice President-      March 14, 2000
------------------           Finance and
Neil M. Bardach              Chief  Financial
                             Officer; Treasurer
                             (principal financial
                             officer)


/s/Michael A. Cipolla        Controller and       March 14, 2000
---------------------        Chief Accounting
Michael A. Cipolla           Officer (principal
                             accounting
                             officer)

/s/John B. Curcio            Director             March 14, 2000
-----------------
John B. Curcio


/s/Steven J. Golub           Director             March 14, 2000
------------------
Steven J. Golub


/s/William L. Lurie          Director             March 14, 2000
-------------------
William L. Lurie


/s/Paul M. Meister           Director             March 14, 2000
------------------
Paul M. Meister


/s/Michael F. Pasquale       Director             March 14, 2000
----------------------
Michael F. Pasquale


/s/ William C. Steere, Jr.   Director             March 14, 2000
--------------------------
William C. Steere, Jr.

         		MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

                              -------------------------

        		    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
Audited Financial Statements:

     Consolidated Balance Sheet as of December 31, 1999 and 1998        F-2


     Consolidated Statement of Income for the years ended
     December 31, 1999, 1998 and 1997                                   F-3

     Consolidated Statement of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                   F-4


     Consolidated Statement of Shareholders' Equity for the  years
     ended December 31, 1999, 1998 and 1997                             F-5

     Notes to Consolidated Financial Statements                         F-6

     Independent Auditors' Report                                      F-20

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                  	CONSOLIDATED BALANCE SHEET
                    	  (thousands of dollars)
                                                     December 31,
                                                     ------------
                                                1999             1998
                                                ----             ----

Assets
Current assets:
     Cash and cash equivalents              $  20,378         $  20,697
     Accounts receivable, less
      allowance for doubtful accounts:
        1999 - $3,100; 1998 - $3,720          118,327           110,192
     Inventories                               67,427            63,657
     Other current assets                      13,815            16,284
                                               ------            ------
          Total current assets                219,947           210,830


Property, plant and equipment,
     less accumulated depreciation
     and depletion                            521,996           524,529
Other assets and deferred charges              27,188            25,553
                                               ------            ------
          Total assets                      $ 769,131         $ 760,912
                                              =======           =======

Liabilities and Shareholders'
Equity
Current liabilities:
     Current maturities of long-term debt   $  13,439         $  13,511
     Accounts payable                          46,703            32,084
     Income taxes payable                      22,839            17,081
     Accrued compensation and
     related items                             12,467            14,329
     Other current liabilities                 22,094            20,933
                                               ------            ------
          Total current liabilities           117,542            97,938


Long-term debt                                 75,238            88,167
Accrued postretirement benefits                19,244            19,376
Deferred taxes on income                       50,015            46,316
Other noncurrent liabilities                   22,056            19,952
                                               ------            ------
          Total liabilities                   284,095           271,749
                                              =======           =======

Commitments and contingent liabilities

Shareholders' equity:
     Preferred stock, without par  value;
     1,000,000 shares
     authorized; none issued                       --                --

     Common stock at par, $0.10
     par value; 100,000,000 shares
     authorized;issued 25,705,035 shares
     in 1999 and 25,534,391 shares in
     1998                                       2,571             2,553
     Additional paid-in capital               150,315           144,088
     Retained earnings                        527,022           467,257
     Accumulated other
     comprehensive loss                       (28,865)           (9,612)
                                              -------           -------
                                              651,043           604,286
     Less common stock held in
     treasury, at cost; 4,819,317
     shares in 1999 and 3,720,717
     shares in 1998   166,007                 115,123
                                              -------           -------
          Total shareholders'equity           485,036           489,163

          Total liabilities and
          shareholders' equity              $ 769,131         $ 760,912
                                              =======           =======


See Notes to Consolidated Financial Statements, which are an integral part of these statements.


		MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
			CONSOLIDATED STATEMENT OF INCOME
		 (thousands of dollars, except per share data)

                                                  Year Ended December 31,
                                                  -----------------------
                                               1999         1998         1997
                                               ----         ----         ----

Net sales                                    $637,519     $609,193     $602,335
Operating costs and expenses:
     Cost of goods sold                       438,640      416,558      424,612
     Marketing, distribution                   76,548       79,150       77,104
     and administrative expenses   `
     Research and development expenses         24,788       21,038       20,391
                                               ------       ------       ------

Income from operations                         97,543       92,447       80,228
                                               ------       ------       ------

     Interest income                            1,193        2,146        1,765
     Interest expense                          (5,141)      (5,918)      (7,208)
     Other deductions                          (1,060)      (2,333)      (2,597)
                                                -----        -----        -----
Non-operating deductions, net                  (5,008)      (6,105)      (8,040)
                                                -----        -----        -----

Income before provision for
taxes on income and minority interests         92,535       86,342       72,188
Provision for taxes on income                  28,920       27,360       23,104
Minority interests                              1,499        1,758       (1,228)
                                                -----        -----        -----
Net income                                   $ 62,116     $ 57,224      $ 50,312
                                              =======      =======       =======
Basic earnings per share                     $   2.90     $   2.57      $   2.23
                                              =======      =======       =======
Diluted earnings per share                   $   2.80     $   2.50      $   2.18
                                              =======      =======       =======


See Notes to Consolidated Financial Statements, which are an integral part of these statements.


            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                      (thousands of dollars)

                                           Year Ended December 31,
                                           -----------------------
                                          1999       1998        1997
                                          ----       ----        ----

Operating Activities

Net income                            $  62,116  $  57,224   $  50,312

Adjustments to reconcile net income
     to net cash provided by
     operating activities:
          Depreciation, depletion
          and amortization               58,675     53,084      52,936
          Loss on disposal of
          property, plant and
          equipment                       1,041      1,650         947
          Deferred income taxes           5,862      1,212       3,689
          Other                           1,459      2,304        (681)
Changes in operating assets and
     liabilities, net of effects of
     acquisition and disposition:
          Accounts receivable            (9,198)      (184)    (11,195)
          Inventories                    (4,675)    (1,744)      7,512
          Other current assets            2,215       (699)     (1,802)
          Accounts payable
          and accrued liabilities         9,644     (3,442)     14,506
          Income taxes payable            4,835      6,699       4,564
          Other                          (1,774)       850        (174)
                                          -----      -----      ------
Net cash provided by operating
activities                              130,200    116,954     120,614
                                        -------    -------     -------

Investing Activities

Purchases of property, plant and
equipment                               (73,752)   (82,450)    (77,331)
Proceeds from disposal of
property, plant and equipment               986        556       3,916
Acquisition of business                      --    (34,130)         --
Proceeds from disposition of
business                                     --     32,357          --
Other investing activities                 (604)    (1,954)         --
                                         ------     ------     -------
Net cash used in investing
activities                              (73,370)   (85,621)    (73,415)
                                        -------    -------     -------

Financing Activities

Proceeds from issuance of short-
term and long-term debt                  39,694        743      20,089
Repayment of short-term and long-
term debt                               (52,398)   (14,380)    (34,679)
Purchase of common shares for
treasury                                (50,884)   (42,550)    (6,688)
Cash dividends paid                      (2,138)    (2,231)    (2,258)
Proceeds from issuance of stock           6,245      4,091      2,436
under option plan
Equity and debt proceeds from
minority interests                        1,900      2,405      3,214
Other financing activities                 (213)        --         --
                                         ------     ------     ------
Net cash used in financing activities   (57,794)   (51,922)   (17,886)
                                        -------    -------    -------

Effect of exchange rate changes on
cash and cash equivalents                   645       (239)    (3,234)
                                         ------    -------    -------

Net increase (decrease) in cash
and cash equivalents                       (319)   (20,828)    26,079
Cash and cash equivalents at
beginning of year                        20,697     41,525     15,446
                                         ------     ------     ------
Cash and cash equivalents at end
of year                               $  20,378  $  20,697  $  41,525
                                       --------   --------   --------

See Notes to Consolidated Financial Statements, which are an integral part of these statements.



            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               (in thousands)


                               Common Stock       Additional
                               ------------       Paid-in      Retained
                            Shares    Par Value   Capital      Earnings
                            ------    ---------   -------      --------

Balance as of
     January 1,1997         25,260     $2,526     $135,676     $364,210
                            ------     ------     --------     --------
Comprehensive income:
Net income                      --         --          --        50,312
Currency translation
adjustment                      --         --          --            --
Unrealized holding
losses, net of tax              --         --          --            --
Minimum pension
liability adjustment            --         --          --            --
                            ------     ------      ------        ------
       Total comprehensive
       income                   --         --          --        50,312
                            ------     ------      ------       -------

Dividends declared              --         --          --        (2,258)
Employee benefit
transactions                   110         11       2,837            --
Income tax benefit
arising from employee
stock option plans              --         --         600            --
Purchase of common stock        --         --          --            --
                             -----      -----      ------        ------


Balance as of
     December 31, 1997       25,370     2,537      139,113      412,264
                             ------     -----      -------      -------
Comprehensive income:
Net income                      --        --           --        57,224
Currency translation
adjustment                      --        --           --            --
Unrealized holding
losses, net of tax              --        --           --            --
                             -----     -----       ------       -------
       Total comprehensive
       income                   --        --           --        57,224
                             -----     -----       ------       -------

Dividends declared              --        --           --        (2,231)
Employee benefit
transactions                   164        16        4,075            --
Income tax benefit
arising from employee
stock option plans              --        --          900            --
Purchase of common stock        --        --           --            --
                             -----     -----       ------        ------


Balance as of
     December 31, 1998      25,534     2,553      144,088       467,257
                            ------     -----      -------       -------
Comprehensive income:
Net income                     --         --           --        62,116
Currency translation
adjustment                     --         --           --            --
Reclassification
adjustment of
unrealized holding gains,
net of tax                     --         --           --            --
                           ------      -----      -------        ------
       Total comprehensive
       income                  --         --           --        62,116
                           ------      -----      -------        ------

Dividends declared             --         --           --        (2,138)
Redemption of stock rights     --         --           --          (213)
Employee benefit
transactions                  171         18        5,232            --
Income tax benefit
arising from employee
stock option plans             --         --          995            --
Purchase of common stock       --         --           --            --
                            -----      -----      -------        ------

Balance as of
     December 31, 1999     25,705     $2,571     $150,315      $527,022
                           ======      =====      =======       =======


(Continued)

            MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                         Accumulated
                         Other                 Treasury Stock
                         Comprehensive         --------------
                         Income(Loss)         Shares      Cost        Total
                         -------------        ------      -----       -----
Balance as of
     January 1, 1997       $ 11,723           (2,660)   $ (65,885)  $448,250
                            -------            -----     --------    -------
Comprehensive income:
Net income                       --               --           --     50,312
Currency translation
adjustment                  (25,016)              --           --    (25,016)
Unrealized holding
losses, net of tax              (50)              --           --        (50)
Minimum pension
liability adjustment          (1,001)             --           --     (1,001)
                            --------           -----      -------     ------
       Total comprehensive
       income                (26,067)             --           --     24,245
                             -------           -----      -------     ------

Dividends declared                --              --           --     (2,258)
Employee benefit
transactions                      --              --           --      2,848
Income tax benefit
arising from employee
stock option plans                --              --           --        600
Purchase of common stock          --            (170)      (6,688)    (6,688)
                              ------           -----       ------     ------

Balance as of
     December 31, 1997       (14,344)         (2,830)     (72,573)   466,997
                             -------          ------      -------    -------
Comprehensive income:
Net income                        --             --            --     57,224
Currency translation
adjustment                     4,759             --            --      4,759
Unrealized holding
losses, net of tax               (27)            --            --        (27)
                             -------         ------        ------      -----
       Total comprehensive
       income                  4,732             --            --     61,956
                             -------        -------        ------     ------

Dividends declared                --             --            --     (2,231)
Employee benefit
transactions                      --             --            --      4,091
Income tax benefit
arising from employee
stock option plans                --             --            --        900
Purchase of common stock          --           (891)      (42,550)   (42,550)
                                ----        -------       -------    -------

Balance as of
     December 31,1998         (9,612)        (3,721)     (115,123)   489,163
                              ------         ------       -------    -------
Comprehensive income:
Net income                        --             --            --     62,116
Currency translation
adjustment                   (19,167)            --            --    (19,167)
Reclassification
adjustment of
unrealized holding
gains, net of tax                (86)            --            --        (86)
                              ------          -----        ------     ------
       Total comprehensive
       income                (19,253)            --            --     42,863
                             -------        -------        ------     ------

Dividends declared                --             --            --     (2,138)
Redemption of stock rights        --             --            --       (213)
Employee benefit transactions     --             --            --      5,250
Income tax benefit
arising from employee
stock option plans                --             --            --        995
Purchase of common stock          --         (1,098)      (50,884)   (50,884)
                               -----         ------       -------    -------
Balance as of
     December 31, 1999      $(28,865)        (4,819)    $(166,007)   $485,036
                             =======         ======      ========     =======


   See Notes to Consolidated Financial Statements, which are an integral part of these statements.


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

      Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $9.0 million and $4.1 million at December 31, 1999 and 1998, respectively.

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

      Depletion of the mineral and quarry properties is provided for on a unit-of-extraction basis as the related materials are mined for financial reporting purposes and on a percentage depletion basis for tax purposes.

      Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

      Goodwill

      Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 25 years.
Periodically, the Company reviews the recoverability of goodwill. The determination of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment existed at December 31, 1999.

     Foreign Currency

     The assets and liabilities of most of the Company's international subsidiaries are translated into U.S. dollars using current exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive loss in shareholders' equity. Income statement items are generally translated at average exchange rates prevailing during the period. Other foreign currency gains and losses are included in net income.

     International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

     Income Taxes

     Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No.
109, "Accounting for Income Taxes" ("SFAS 109'').   Under SFAS 109, deferred
tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings which, for the most part, are expected to be reinvested overseas.

      Stock-Based Compensation

      The Company has elected to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed below under "Capital Stock -- Stock and Incentive Plan" the pro forma effect of the fair value method on net income and earnings per share.

      Postretirement Benefits

      The Company accrues the cost of postretirement benefits during an employee's active working career as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106").

      Earnings Per Share

      Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the period.

      Diluted earnings per share have been computed based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

Income Taxes

      Income before provision for taxes, by domestic and foreign source is as follows:
        Thousands of Dollars                 1999       1998       1997
                                             ----       ----       ----
        Domestic                          $ 65,101   $ 59,428   $ 48,746
        Foreign                             27,434     26,914     23,442
                                            ------     ------     ------
        Total income before provision
        for income taxes                  $ 92,535   $ 86,342   $ 72,188
                                            ======     ======     ======

        The provision for taxes on income consists of the following:

        Thousands of Dollars                1999       1998        1997
                                            ----       ----        ----
        Domestic
        Taxes currently payable
             Federal                     $ 12,552   $ 15,714    $  7,862
             State and local                2,735      3,084       2,938
        Deferred income taxes               4,069       (524)      4,634
                                            -----      -----       -----
        Domestic tax provision             19,356     18,274      15,434
                                           ------     ------      ------

        Foreign
        Taxes currently payable             7,771      7,350       8,615
        Deferred income taxes               1,793      1,736        (945)
                                            -----      -----       -----
        Foreign tax provision               9,564      9,086       7,670
                                            -----      -----       -----
        Total tax provision              $ 28,920   $ 27,360    $ 23,104
                                           ======     ======      ======


     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

        Percentages                          1999      1998     1997
                                             ----      ----     ----

        U.S. statutory tax rate              35.0%     35.0%    35.0%
        Depletion                            (4.1)     (3.5)    (3.7)

        Difference between tax provided on
        foreign earnings and the U.S.
        statutory rate                       (0.7)     (0.4)    (0.8)
        State and local taxes                 2.6       2.0      2.9
        Tax credits                          (1.9)     (2.2)    (0.8)
        Other                                 0.4       0.8     (0.6)
                                              ---       ---      ---
        Consolidated effective tax rate      31.3%     31.7%    32.0%
                                             ====      ====     ====

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

    Thousands of Dollars                          1999       1998
                                                  ----       ----

    Deferred tax assets:
    Pension and postretirement benefits cost
    reported for financial statement
    purposes in excess of amounts
    deductible for tax purposes                $  5,219   $ 7,245
    State and local taxes                         2,935     2,594
    Accrued expenses                              2,747     2,812
    Other                                         3,778     3,749
                                                  -----     -----
    Total deferred tax assets                    14,679    16,400
                                                 ------    ------

    Deferred tax liabilities:
    Plant and equipment, principally due to
    differences in depreciation                  60,838    60,956
    Other                                         3,856     1,760
                                                  -----     -----
    Total deferred tax liabilities               64,694    62,716
                                                 ------    ------

    Net deferred tax liabilities                $50,015   $46,316
                                                 ======    ======

      A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

      Net cash paid for income taxes was $14.7 million, $18.3 million and $14.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Foreign Operations

      The Company has not provided for U.S. federal and foreign withholding taxes on $72.1 million of foreign subsidiaries' undistributed earnings as of December 31, 1999 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1.8 million.

      Net foreign currency exchange gains (losses), included in other deductions in the Consolidated Statement of Income, were $(427,000), $(932,000) and $(1,721,000) for the years ended December 31, 1999, 1998 and
1997, respectively.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventories

     The following is a summary of inventories by major category:

    Thousands of Dollars                          1999     1998
                                                  ----     ----

     Raw materials                              $25,049  $21,681
     Work in process                              5,171    5,483
     Finished goods                              19,913   19,650
     Packaging and supplies                      17,294   16,843
                                                 ------   ------
     Total inventories                          $67,427  $63,657
                                                 ======   ======


 Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

    Thousands of Dollars                         1999        1998
                                                 ----        ----

     Land                                     $ 21,998    $ 21,224
     Quarries/mining properties                 20,211      19,256
     Buildings                                 121,435     118,223
     Machinery and equipment                   681,060     642,767
     Construction in progress                   43,726      52,709
     Furniture and fixtures and other           66,613      52,040
                                               -------     -------
                                               955,043     906,219
     Less: Accumulated depreciation and
     depletion                                 433,047     381,690
                                               -------     -------
                                              $521,996    $524,529
                                               =======     =======

Acquisition and Divestiture

      On April 30, 1998 the Company acquired, for approximately $34 million in cash, a precipitated calcium carbonate (PCC) manufacturing facility in the United Kingdom from Rhodia Limited. This acquisition allowed the Company to establish a base for its specialty PCC business in Europe. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of net assets acquired by approximately $8 million, which is being amortized on a straight-line basis over 25 years.

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

      Available-for-sale securities:

      Available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The fair values are based on quoted market prices and are as follows:

	                 1999                 1998               1997
                -----------------   ------------------  ------------------
                          Gross               Gross               Gross
                       Unrealized           Unrealized          Unrealized
Thousands       Market   Holding    Market   Holding     Market  Holding
of Dollars      Value     Gains     Value     Gains      Value    Gains
                ------ ----------   ------  ----------   ------ ---------

Common Stock    $  --  	  $  --     $389      $174       $424     $230

     The Company recognized gains from sale of securities aggregating $174,000 in 1999. The unrealized holding gains, net of taxes, were $86,000 and $113,000, respectively, at December 31, 1998 and 1997 and are included in accumulated other comprehensive loss in the statement of shareholders' equity.

     Short-term debt and other liabilities:

     The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturity of these instruments.

     Long-term debt:

     The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt and approximates the carrying amount.

     Forward exchange contracts:

     The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers.

     If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at December 31, 1999 or December 31, 1998.

     Credit risk:

     Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Long-Term Debt and Commitments

    The following is a summary of long-term debt:

    Thousands of Dollars                                    1999      1998
                                                            ----      ----
    7.75% Economic Development Revenue Bonds
      Series 1990 Due 2010..........................      $   --  $  4,600
    Variable/Fixed Rate Industrial Development
      Revenue Bonds Due 2009........................       4,000     4,000
    Variable/Fixed Rate Industrial Development
      Revenue Bonds Due April 1, 2012...............          --     7,545
    Variable/Fixed Rate Industrial Development
      Revenue Bonds Due August 1, 2012.............. 	     8,000     8,000
    Economic Development Authority Refunding
      Revenue Bond Series 1999 Due 2010.............       4,600        --
    Variable/Fixed Rate Industrial Development
      Revenue Bond Series 1999 Due November 1, 2014.       8,200        --
    6.04% Guarantied Senior Notes Due June 11,2000..      13,000    26,000
    7.49% Guaranteed Senior Notes Due July 24,2006..      50,000    50,000
    Other borrowings................................         877     1,533
                                                          ------   -------
                                                          88,677   101,678
    Less: Current maturities........................      13,439    13,511
                                                          ------   -------
    Long-term debt..................................     $75,238   $88,167
                                                          ======    ======

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the period ended December 31, 1999 was approximately 3.52%.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi annually under the fixed rate option and monthly under the variable rate
option.   The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 3.44% for the year ended December 31, 1999.

      The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the period ended December 31, 1999 was approximately 4.62%.

     On November 30, 1999, the Company redeemed $7,545,000 of the
Variable/Fixed Rate Industrial Development Revenue Bonds due April 1, 2012, the proceeds from which had been used to finance the construction of a PCC plant in Jackson, Alabama.

      The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate was approximately 3.42% for the year ended December 31, 1999.

     On June 28, 1993, through a private placement, the Company issued $65 million of 6.04% Guarantied Senior Notes (the "Notes") due June 11, 2000. The proceeds from the sale of the Notes were used to finance the purchase of
2.5 million shares of treasury stock, and for other corporate purposes. Interest on the Notes is payable semi-annually.

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the shortterm commercial bank debt outstanding. These notes rank pari passu with the Company's other unsecured senior obligations. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

     The aggregate maturities of long-term debt are as follows: 2000 $13.4 million; 2001 - $0.5 million; 2002 - $-- million; 2003 - $-- million; 2004 -
$--million; thereafter - $74.8 million.

     The Company has approximately $75 million in uncommitted, short-term bank credit lines. There were no borrowings on these credit lines on December 31, 1999 or December 31, 1998.

     During 1999, 1998 and 1997, respectively, the Company incurred interest costs of $6,098,000, $7,047,000 and $8,198,000 including $957,000,
$1,129,000 and $990,000, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans
     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 1999 and 1998 is as follows:


                             	      Pension Benefits      Other Benefits
                                    ----------------      --------------
Millions of Dollars                    1999    1998       1999      1998
                                       ----    ----       ----      ----

   	Change in benefit obligation
    	Benefit obligation
       at beginning of year          $ 92.7  $ 80.4     $ 16.8    $ 14.0
      Service cost                      5.2     4.8        1.0       0.9
      Interest cost                     6.0     5.7        1.1       1.0
      Amendments                         --     4.0         --        --
      Actuarial(gain)loss              (8.0)    7.4       (1.7)      1.5
      Benefits paid                    (8.6)  (10.4)      (0.6)     (0.6)
      Other                            (0.5)    0.8         --        --
                                       ----    ----       ----      ----
    	Benefit obligation
        at end of year               $ 86.8  $ 92.7     $ 16.6    $ 16.8
                                      =====   =====      =====     =====

    	Change in plan assets
      Fair value of plan assets
        at beginning of year         $ 92.0  $ 84.6     $   --    $   --
      Actual return on plan assets     10.1    13.2         --        --
      Employer contributions            5.2     3.9        0.6       0.6
      Plan participants'
        contributions                   0.2     0.7         --        --
      Benefits paid                    (8.6)  (10.4)      (0.6)     (0.6)
      Other                            (1.4)     --         --        --
                                       ----    ----       ----      ----
      Fair value of plan assets
     	          at end of year       $ 97.5  $ 92.0      $  --     $  --
                                      =====   =====       ====      ====

      Funded status                  $ 10.7  $ (0.7)    $(16.6)   $(16.8)

      Unrecognized
        transition amount               1.6     2.3         --        --
      Unrecognized net
       actuarial (gain) loss          (13.6)   (4.0)       1.2       2.8

      Unrecognized prior
       service cost                     5.9     6.5       (3.8)     (5.4)
                                       ----    ----       ----      ----
      Prepaid (accrued)
        benefit cost                 $  4.6  $  4.1      $(19.2)   $(19.4)
                                      =====   =====       =====     =====

      Amounts recognized in the consolidated
      balance sheet  consist of:
      Prepaid benefit cost           $ 11.2  $ 10.5      $   --    $   --
      Accrued benefit liabilities     (10.0)   (9.4)      (19.2)    (19.4)
      Intangible asset                  1.8     2.0          --        --
      Accumulated other
        comprehensive loss              1.6     1.0          --        --
                                       ----    ----        ----      ----
      Net amount recognized          $  4.6  $  4.1      $(19.2)   $(19.4)
                                      =====   =====       =====     =====

	The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of December 31 are as follows:

           	                           1999      1998
                                       ----      ----
    	Discount rate                    7.75%     6.75%
    	Expected return on plan assets   9.00%     9.00%
    	Rate of compensation increase    4.50%     4.00%

	For measurement purposes, health care cost trend rates of approximately 9.2% for pre-age-65 benefits and 7.7% for post-age-65 benefits were used. These trend rates were assumed to decrease gradually to 5.3% for 2005 and remain at that level thereafter.


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of net periodic benefit costs are as follows:

                                     Pension Benefits       Other Benefits
                                    ------------------    ------------------
Millions of Dollars                 1999   1998   1997    1999   1998   1997
                                    ----   ----   ----    ----   ----   ----

Service cost                       $ 5.2  $ 4.8  $ 4.1   $ 1.0  $ 0.9  $ 0.8
Interest cost                        6.0    5.7    5.2     1.1    1.0    0.9
Expected return on plan assets      (7.9)  (7.3)  (6.2)     --     --     --
Amortization of transition amount  	 0.7    0.7    0.7      --     --     --
Amortization of prior service cost   0.5    0.4    0.2    (1.7)  (1.7)  (1.7)
Recognized net actuarial gain         --   (0.6)    --      --     --     --
                                    ----   ----   ----    ----   ----   ----
Net periodic benefit cost          $ 4.5  $ 3.7  $ 4.0   $ 0.4  $ 0.2  $  --
                                    ====   ====   ====    ====   ====   ====


     Benefits under defined benefit plans are generally based on years of service and an employee's career earnings. Employees become fully vested after five years.

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

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                1-Percentage-Point    1-Percentage-Point
                                    Increase               Decrease
                                ------------------    ------------------
Effect on total service and
   interest cost components         $   3,000           $  (4,000)

Effect on postretirement
   benefit obligation               $  40,000           $ (50,000)

Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.0 million, $3.1 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Leases

     Rent expense amounted to approximately $4.6 million, $3.4 million and $4.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total future minimum rental commitments under all noncancelable leases for the years 1999 through 2004 and thereafter are approximately $1.8 million, $1.6 million, $1.5 million, $1.4 million, $1.3 million and $11.1 million, respectively.

     Total future minimum payments to be received under direct financing leases for the years 2000 through 2004 and thereafter are approximately $0.2 million, $0.2 million, $0.2 million, 0.2 million, $0.2 million and $2.9 million, respectively.

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


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


remediation of on-site conditions existing at the time of the closing of the initial public offering. The Company will be responsible for the first
$1 million of such liabilities, 50% of such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million.

     The transfer by Quigley of certain real property in New Jersey to the Company pursuant to the reorganization, including the former Quigley facility in Old Bridge, New Jersey, triggered certain obligations under the New Jersey
Environmental Cleanup Responsibility Act ("ECRA"). Quigley retained liability for compliance with ECRA including the assessment and, if necessary, remediation of the Old Bridge property. Quigley's obligations under ECRA are embodied in an Administrative Consent Order with the New
Jersey Department of Environmental Protection and Energy ("NJDEPE") that requires Quigley to perform any necessary remediation and to provide financial assurance of its ability to cover the costs of remediation as estimated by NJDEPE with no obligation to the Company.

     On August 2, 1999, the Company, without admitting any wrongdoing, entered into a confidential settlement agreement with the plaintiff, Eaton
Corporation, in a lawsuit captioned Eaton Corporation v. Pfizer Inc, Minerals
Technologies Inc. and Specialty Minerals Inc., which was filed in 1996. The suit alleged that certain materials sold to Eaton for use in truck transmissions were defective, necessitating repairs for which Eaton sought reimbursement. The Company's insurance covered a substantial portion of the settlement and there was no material impact on the Company's results of operations or financial position as a result of this settlement.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $.10 per share, of which 20,885,718 shares and 21,813,674 shares were outstanding at December 31, 1999 and 1998, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $2.1 million or $.10 per common share were paid during 1999. In January 2000, a cash dividend of approximately $522,000 or $.025 per share, was declared, payable in the first quarter of 2000.

Preferred Stock Purchase Rights

      On August 27, 1999, the Company's Board of Directors redeemed the
Company's current rights plan effective September 13, 1999 and simultaneously replaced it with a new rights plan. The redemption price for the old rights of $0.01 per right was paid to the stockholders of record as of September 13, 1999.

     Under the Company's new Preferred Stock Purchase Rights Plan, each share of the Company's common stock carries with it one preferred stock purchase right. Subject to the terms and conditions set forth in the plan, the rights will become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in the acquisition of 30% or more thereof. If the rights become exercisable, separate certificates evidencing the rights will be distributed, and each right will entitle the holder to purchase from the Company a new series of preferred stock, designated as Series A Junior
Preferred Stock, at a predefined price. The rights also entitle the holder to purchase shares in a change-of-control situation. The preferred stock, in addition to a preferred dividend and liquidation right, will entitle the holder to vote on a pro rata basis with the Company's common stock.

     The rights are redeemable by the Company at a fixed price until 10 days or longer as determined by the Board, after certain defined events or at any time prior to the expiration of the rights on October 26, 2002 if such events do not occur.

Stock and Incentive Plan

     The Company has adopted a Stock and Incentive Plan (the "Plan"), which provides for grants of incentive and non-qualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation and Nominating Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In 1998, the Shareholders approved an amendment to the Plan to increase the number of shares of common stock available under the Plan by an additional 1.5 million.

     The following table summarizes stock option activity for the Plan:


                                                    Under Option
                                           -------------------------------
                       	                                 Weighted Average
                       	Shares Available                  Exercise Price
                           For Grant         Shares         Per Share($)
                           ---------         ------         ------------

Balance January 1,1997....   1,101,891      1,747,780        26.36
Exercised.................          --        (96,290)       24.38
Canceled .................      23,473        (23,473)       30.35
                             ---------      ---------        -----
Balance December 31,1997..   1,125,364      1,628,017        26.41
Authorized................   1,500,000             --           --
Granted...................     (22,500)        22,500        45.86
Exercised.................          --       (162,835)       25.17
Canceled..................      27,451        (27,451)       30.48
                             ---------      ---------        -----
Balance December 31,1998..   2,630,315      1,460,231        26.77
Granted...................  (1,322,151)     1,322,151        39.57
Exercised.................          --       (170,195)       25.72
Canceled..................      31,388        (31,388)       38.90
                             ---------      ---------        -----
Balance December 31,1999..   1,339,552      2,580,799        33.25
                             =========      =========        =====

    In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." There were 1,322,151 stock options granted in 1999 and 22,500 stock options granted in 1998. The weighted-average fair value per option at the date of grant for options granted during 1999 was $17.69, and 1998 was $15.47. The fair value was estimated using the Black-Scholes option pricing model, modified for dividends, and the following weighted-average assumptions:

                                         	  1999     	    1998
                                            ----          ----
     Expected life (years).........	           7             5
     Interest rate.................         6.65%    	    5.03%
     Volatility....................        28.20%    	   28.10%
     Expected dividend yield.......         0.25%    	    0.22%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 1999, 1998 and 1997 were as follows:

     (Millions of Dollars,
     Except Per Share Amounts)                     1999     1998    1997
     -------------------------                     ----     ----    ----

     Net income                 As reported      $ 62.1    $57.2   $50.3
                                Pro forma        $ 57.6    $55.    $48.8

     Basic earnings per share   As reported      $ 2.90    $2.57   $2.23
                                Pro forma      	 $ 2.69    $2.49   $2.16

     Diluted earnings per share As reported      $ 2.80    $2.50   $2.18
                                Pro forma      	 $ 2.60    $2.42   $2.11

     The amounts disclosed may not be representative of the effects on reported net income for future years.


       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information concerning Plan options outstanding at December 31, 1999:


    	         Options Outstanding                    Options Exercisable
     ---------------------------------------------- ----------------------
                             	Weighted
                             	Average      Weighted               Weighted
     Range of    Number       Remaining    Average    Number      Average
     Excercise   Outstanding  Contractual  Exercise  Exercisable  Exercise
     Prices      at 12/31/99  Term (Years) Price     at 12/31/99 	Price
     ------      -----------  ------------ -----     -----------  -----


     $22.625-
      29.75      	659,732        3.2        $22.85    659,732     $22.85
     $30.625-
      52.375    1,921,067        8.1        $36.82    619,835     $30.94


     Earnings Per Share (EPS)

     Basic EPS                     	            1999       1998       1997
                                                ----       ----       ----

        Net income                            $62,116    $57,224    $50,312
                                               ------     ------     ------

        Weighted average shares outstanding    21,394     22,281     22,558
                                               ------     ------     ------

        Basic earnings per share              $  2.90    $  2.57    $  2.23
                                               ======     ======     ======

        Diluted EPS                              1999       1998       1997
                                                 ----       ----       ----

        Net income                            $62,116    $57,224    $50,312
                                               ------     ------     ------

        Weighted average shares outstanding    21,394     22,281     22,558
        Dilutive effect of stock options          756        645        555
                                               ------     ------     ------
        Weighted average shares
        outstanding,adjusted                   22,150     22,926     23,113
                                               ------     ------     ------

        Diluted earnings per share            $  2.80    $  2.50    $  2.18
                                               ======     ======     ======


Comprehensive Income

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

                           	                                 Accumulated
                      	Currency       Minimum     Unrealized  Other
                      	Translation    Pension     Holding     Comprehensive
                      	Adjustment     Liability   Gains       Income (Loss)
                        ----------     ---------   -----       -------------


     Balance at
     January 1,1997    	$  11.5        $    --     $  0.2      $  11.7
     Current year change  (25.0)          (1.0)      (0.1)       (26.1)
                          -----           ----       ----        -----

     Balance at
     December 31,1997     (13.5)          (1.0)       0.1        (14.4)
     Current year change    4.8             --         --          4.8
                           ----           ----       ----        -----

     Balance at
     December 31,1998  	   (8.7)          (1.0)       0.1         (9.6)
     Current year change  (19.2)            --       (0.1)       (19.3)
                          -----           ----       ----        -----

     Balance at
     December 31,1999  	$ (27.9)         $(1.0)     $  --       $(28.9)
                          =====           ====       ====        =====


     The tax benefit associated with items included in other comprehensive income (loss) was $0.5 million, $0.5 million and $1.0 million for 1999, 1998 and 1997, respectively.

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Segment and Related Information

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 10% of consolidated net sales in 1999, and less than 10% of consolidated net sales in 1998 and 1997. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 1999, 1998 and 1997 was as follows (in millions):

                                                  1999
                                 Specialty Minerals  Refractories   Total

Net sales                          	     $461.7         $175.8     $637.5
Income from operations                     70.9           26.6       97.5
Depreciation, depletion and amortization   49.1            9.6       58.7
Segment assets                            563.8          169.7      733.5
Capital expenditures                       61.6            7.7       69.3


                                                   1998
                                  Specialty Minerals  Refractories  Total

Net sales                          	      $429.0         $180.2    $609.2
Income from operations                   	  66.2           26.9      93.1
Depreciation, depletion and amortization    45.3            7.8      53.1
Segment assets                             562.7          167.5     730.2
Capital expenditures                        63.1            9.4      72.5

                                                   1997
                                  Specialty Minerals  Refractories  Total

Net sales                          	      $403.1         $199.2    $602.3
Income from operations                   	  54.7           25.5      80.2
Depreciation, depletion and amortization    44.3            8.6      52.9
Segment assets                             537.3          170.1     707.4
Capital expenditures                        66.6            8.2      74.8

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):

                                                1999      1998     1997
                                                ----      ----     ----
     Income before provision for taxes on
     income and minority interests
     Income from operations for
     reportable segments                     $  97.5   $  93.1  $  80.2
     Unallocated corporate expenses               --      (0.7)      --
                                               -----     -----    -----
     Consolidated income from operations        97.5      92.4     80.2
     Interest income                             1.2       2.1      1.8
     Interest expense                           (5.1)     (5.9)    (7.2)
     Other deductions                           (1.1)     (2.3)    (2.6)
                                               -----     -----    -----
          Income before provision
            for taxes on income
            and minority interests           $  92.5   $  86.3  $  72.2
                                               -----     -----    -----


                                                 1999     1998    1997
                                                 ----     ----    ----
     Total assets
     Total segment assets                      $733.5   $730.2  $707.4
     Corporate assets                            35.6     30.7    34.0
                                                -----    -----   -----

          Consolidated total assets            $769.1   $760.9  $741.4
                                                =====    =====   =====


                                                1999      1998    1997
                                                ----      ----    ----
     Capital expenditures
     Total segment capital expenditures  	    $ 69.3    $ 72.5  $ 74.8
     Corporate capital expenditures              4.5      10.0     2.5
                                                ----      ----    ----

         Consolidated total
          capital expenditures                $ 73.8    $ 82.5  $ 77.3
                                                ----      ----    ----


    Financial information relating to the Company's operations by geographic area was as follows (in millions):


     Net sales                                  1999     1998    1997
                                                ----     ----    ----
     United States                       	    $425.9   $411.7  $414.4
                                               -----    -----   -----

     Canada/Latin America                       56.8     59.4    59.9
     Europe/Africa                 	           113.6    103.7    83.4
     Asia                                       41.2     34.4    44.6
                                               -----    -----   -----
     Total International           	           211.6    197.5   187.9
                                               -----    -----   -----

          Consolidated total net sales        $637.5   $609.2  $602.3
                                               =====    =====   =====


      Net sales are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

     Long-lived assets                          1999    1998    1997
                                                ----    ----    ----
     United States                       	    $364.0  $349.9  $367.6
                                               -----   -----   -----

     Canada/Latin America                	      27.7    34.7    37.9
     Europe/Africa                       	     106.7   116.5    72.1
     Asia                          	            31.9    31.6    23.1
                                               -----   -----   -----
     Total International                 	     166.3   182.8   133.1
                                               -----   -----   -----

        Consolidated total long-lived assets  $530.3  $532.7  $500.7
                                               =====   =====   =====

       MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Quarterly Financial Data (unaudited)

     Thousands of Dollars,
     Except Per Share Amounts
     1999 Quarters          	   First     Second      Third     Fourth
                                 -----     ------      -----     ------

     Net sales............... $148,576   $158,837   $159,807   $170,299
     Gross profit............	  45,349     49,731     49,559     54,240
     Net income..............   13,731     15,722     15,908     16,755
     Earnings per share:
          Basic..............     0.63       0.73       0.75       0.80
          Diluted............     0.62       0.70       0.71       0.78
     Market Price Range Per
     Share of Common Stock
     High....................  49 1/16     56 1/2   56 13/16    50 9/16
     Low.....................  38 1/2      46       43 13/16    37
     Close...................  47 3/8      56 1/16  43 13/16    40 1/16

     Dividends paid per
     common share             $  .025     $  .025   $   .025    $ .025


     Thousands of Dollars,
     Except Per Share Amounts
     1998 Quarters           	   First     Second      Third    Fourth
                                 -----     ------      -----    ------
     Net sales............... $144,102   $155,752   $154,119  $155,220
     Gross profit............   44,829     48,496     49,449    49,861
     Net income..............   12,801     14,657     15,451    14,315
     Earnings per share:
          Basic..............     0.57       0.65       0.70      0.65
          Diluted............     0.55       0.63       0.68      0.64
     Market Price Range Per
     Share of Common Stock
     High.................... 52  5/16    55 9/16      54      51 1/4
     Low..................... 40 15/16    48 3/8       35 7/8  36
     Close                    49 15/16    51 3/4       39 1/4  40 15/16

     Dividends paid per
     common share............ $   .025    $ 0.25     $   .025  $  .025


Independent Auditors' Report
---------------------------------------------------------------------------


The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



KPMG LLP

New York, New York
January 19, 2000

Management's Responsibility for Financial Statements and System of
Internal Control
---------------------------------------------------------------------------

     The consolidated financial statements and all related financial information herein are the responsibility of the Company's management. The financial statements, which include amounts based on judgments, have been prepared in accordance with generally accepted accounting principles.
Other financial information in the annual report is consistent with that in the financial statements.

      The Company maintains a system of internal control over financial reporting, which it believes provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded, and that accountability for assets is maintained. Even an effective internal control system, no matter how well designed, has inherent limitations and, therefore, can provide only reasonable assurance with respect to financial statement preparation. The system of internal control is characterized by a controloriented environment within the Company, which includes written policies and procedures, careful selection and training of personnel, and audits by a professional staff of internal auditors.

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



January 19, 2000


               MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                (thousands of dollars)

                                   	   Additions
                            Balance    Charged to
                            at         Costs,              	     Balance
                            Beginning  Provisions    Deductions  at End
Description                 of Period  and Expenses    (a)(b)    of Period
-----------                 ---------  ------------  ----------  ---------


Year ended December 31,1999
Valuation and qualifying
accounts deducted from
assets to which they
apply:
Allowance for doubtful
accounts....................  $3,720      $1,234        $1,854    $3,100
                               =====       =====         =====     =====


Year ended December 31,1998
Valuation and qualifying
accounts deducted from
assets to which they
apply:
Allowance for doubtful
accounts....................  $3,266       $507           $ 53    $3,720
                               =====        ===            ===     =====


Year ended December 31,1997
Valuation and qualifying
accounts deducted from
assets to which they
apply:
Allowance for doubtful
accounts....................  $2,497      $1,554          $785    $3,266
                               =====       =====           ===     =====


(a)  Includes impact of translation of foreign currencies.
(b) Uncollectible accounts charged against allowance for doubtful accounts,net of recoveries.
