Form 10-Q
period 2000-03-26
MINERALS TECHNOLOGIES INC
filed 2000-05-04
CIK 891014

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-3295
--
MINERALS TECHNOLOGIES INC. (Exact name of registrant as specified in its charter)
DELAWARE	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, New York, New York 10174-1901 (Address of principal executive offices, including zip code)
(212) 878-1800 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT April 21, 2000 20,614,703

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q
Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three-month periods ended March 26, 2000 and March 28, 1999	3
Condensed Consolidated Balance Sheet as of March 26, 2000 and December 31, 1999	4
Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 26, 2000 and March 28, 1999	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Report	9

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	12

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	13

Item 6.
Exhibits and Reports on Form 8-K	13
Signature	14

PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands, except per share data)	Three Months Ended
	March 26, 2000	March 28, 1999
Net sales....................................................................................	$ 154,655	$ 148,576
Operating costs and expenses:
Cost of goods sold.................................................................	106,874	103,227
Marketing, distribution and administrative expenses.................	18,356	18,359
Research and development expenses.......................................	5,890	5,952

Income from operations..............................................................	23,535	21,038
Non-operating deductions, net....................................................	953	1,277
Income before provision for taxes on income and minority interests	22,582	19,761
Provision for taxes on income......................................................	7,081	6,228
Minority interests........................................................................	476	(198)

Net income.................................................................................	$ 15,025	$ 13,731

Earnings per share:
Basic................................................................................	$ 0.72	$ 0.63
Diluted.............................................................................	$ 0.71	$ 0.62

Cash dividends declared per common share................................	$ 0.025	$ 0.025

Shares used in the computation of earnings per share:
Basic...............................................................................	20,792	21,697
Diluted.............................................................................	21,280	22,304

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	March 26, 2000*	December 31, 1999**
Current assets
Cash and cash equivalents.................................................	$ 13,254	$ 20,378
Accounts receivable, net...................................................	123,394	118,327
Inventories.......................................................................	59,161	67,427
Other current assets.........................................................	16,432	13,815
Total current assets....................................................	212,241	219,947
Property, plant and equipment, less accumulated depreciation and depletion March 26, 2000 - $444,223; December 31, 1999 - $433,047.......................................	525,896	521,996
Other assets and deferred charges..........................................	25,104	27,188
Total assets................................................................	$763,241	$769,131
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt................................................................	$ 13,424	$ 13,439
Accounts payable.............................................................	36,069	46,703
Other current liabilities......................................................	57,955	57,400
Total current liabilities.................................................	107,448	117,542
Long-term debt.....................................................................	75,643	75,238
Other non-current liabilities...................................................	94,223	91,315
Total liabilities.............................................................	277,314	284,095
Shareholders' equity:
Common stock.................................................................	2,572	2,571
Additional paid-in capital..................................................	150,804	150,315
Retained earnings..............................................................	541,527	527,022
Accumulated other comprehensive loss..............................	(32,809)	(28,865)
	662,094	651,043
Less treasury stock	176,167	166,007
Total shareholders' equity..........................................	485,927	485,036
Total liabilities and shareholders' equity.......................	$763,241	$769,131

 * Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
(thousands of dollars)	March 26, 2000	March 28, 1999
Operating Activities
Net income.....................................................................................................	$ 15,025	$ 13,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization.....................................................	15,047	14,050
Other non-cash items.................................................................................	2,788	1,991
Net changes in operating assets and liabilities..............................................	(8,581)	(3,004)
Net cash provided by operating activities.........................................................	24,279	26,768
Investing Activities
Purchases of property, plant and equipment.....................................................	(22,403)	(17,284)
Other investing activities, net............................................................................	312	(788)
Net cash used in investing activities..................................................................	(22,091)	(18,072)
Financing Activities
Proceeds from issuance of long-term debt........................................................	379	4,600
Repayment of debt..........................................................................................	--	(4,600)
Purchase of common shares for treasury..........................................................	(10,160)	(12,250)
Other financing activities, net............................................................................	1,553	227
Net cash used in financing activities..................................................................	(8,228)	(12,023)
Effect of exchange rate changes on cash and cash equivalents...........................	(1,084)	(1,147)
Net decrease in cash and cash equivalents........................................................	(7,124)	(4,474)
Cash and cash equivalents at beginning of period..............................................	20,378	20,697
Cash and cash equivalents at end of period......................................................	$ 13,254	$ 16,223
Interest paid....................................................................................................	$ 2,248	$ 2,202
Income taxes paid...........................................................................................	$ 1,794	$ 763

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 -- Inventories

The following is a summary of inventories by major category:

(thousands of dollars)	March 26, 2000	December 31, 1999
Raw materials....................................	$19,252	$25,049
Work in process................................	5,995	5,171
Finished goods..................................	16,858	19,913
Packaging and supplies......................	17,056	17,294
Total inventories................................	$59,161	$67,427

Note 3 -- Long-Term Debt

The following is a summary of long-term debt:

(thousands of dollars)	March 26, 2000	December 31, 1999
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009.........................................................	$ 4,000	$ 4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010..........................................................	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012..........	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014....................................	8,200	8,200
6.04% of Guarantied Senior Notes Due June 11, 2000............................................	13,000	13,000
7.49% Guaranteed Senior Notes Due July 24, 2006....................................................	50,000	50,000
Other borrowings.......................................	1,267	877
	89,067	88,677
Less: Current maturities..............................	13,424	13,439
Long-term debt..........................................	$ 75,643	$ 75,238

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

Basic EPS	Three Months Ended
(in thousands, except per share data)	March 26, 2000	March 28, 1999

Net income..............................................................	$ 15,025	$ 13,731

Weighted average shares outstanding........................	20,792	21,697

Basic earnings per share...........................................	$ 0.72	$ 0.63

Diluted EPS

Net income..............................................................	$ 15,025	$ 13,731

Weighted average shares outstanding........................	20,792	21,697
Dilutive effect of stock options..................................	488	607

Weighted average shares outstanding, adjusted...................................................................	21,280	22,304

Diluted earnings per share.........................................	$ 0.71	$ 0.62

Note 5 -- Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

	Three Months Ended
(thousands of dollars)	March 26, 2000	March 28, 1999
Net income....................................	$ 15,025	$ 13,731
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,944)	(21,769)
Unrealized holding loss, net of reclassification adjustments..............	--	(86)
Comprehensive income (loss)..........	$ 11,081	$ (8,124)

The components of accumulated other comprehensive loss, net of related tax, are as follows:

	March 26, 2000	December 31, 1999
Foreign currency translation adjustments......	$ (31,808)	$ (27,864)
Minimum pension liability adjustment...........	(1,001)	(1,001)
Accumulated other comprehensive loss........	$ (32,809)	$ (28,865)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Segment and Related Information

Segment information for the three months ended March 26, 2000 and March 28, 1999 was as follows:

	NET SALES
(thousands of dollars)	Three Months Ended
	March 26, 2000	March 28, 1999
Specialty Minerals......................................	$111,021	$107,789
Refractories................................................	43,634	40,787
Total..................................................	$154,655	$148,576

	INCOME FROM OPERATIONS
(thousands of dollars)	Three Months Ended
	March 26, 2000	March 28, 1999
Specialty Minerals.....................................	$16,784	$15,561
Refractories...............................................	6,751	5,477
Total.................................................	$23,535	$21,038

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(thousands of dollars)
Income before provision for taxes on income and minority interests	Three Months Ended March 26, 2000	Three Months Ended March 28, 1999

Income from operations for reportable segments...................................................................	$ 23,535	$ 21,038
Non-operating deductions, net...................................	953	1,277
Income before provision for taxes on income and minority interests........................................................	$ 22,582	$ 19,761

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

        We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 26, 2000 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 26, 2000 and March 28, 1999. These financial statements are the responsibility of the company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
April 13, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	INCOME AND EXPENSE ITEMS AS A PERCENTAGE OF NET SALES Three Months Ended
	March 26, 2000	March 28, 1999
Net sales...............................................................................	100.0%	100.0%
Cost of goods sold................................................................	69.1	69.5
Marketing, distribution and administrative expenses................	11.9	12.3
Research and development expenses.....................................	3.8	4.0
Income from operations.........................................................	15.2	14.2
Net income...........................................................................	9.7%	9.2%

Results of Operations

Three Months Ended March 26, 2000 as Compared with Three Months Ended March 28, 1999

        Net sales in the first quarter of 2000 increased 4.1% to $154.7 million from $148.6 million in the first quarter of 1999. Foreign exchange had a negative effect on sales of approximately $1.7 million, or 1 percentage point. Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 3.0% in the first quarter of 2000 to $111.0 million from $107.8 million in the first quarter of 1999. Net sales in the Refractories segment increased 7.1% in the first quarter of 2000 to $43.7 million from $40.8 million in the prior year.

        Worldwide net sales of PCC grew 3.6% to $92.8 million from $89.6 million in the first quarter of 1999. Foreign exchange had a negative effect of approximately $1.4 million. This was primarily due to the stronger U.S. dollar as compared to the European currencies. Sales of PCC used for filling and coating paper had a solid quarter, registering a percentage increase in tonnage volume in the mid-teens. Approximately half of this growth was generated by the start-up of two new large satellite facilities, both of which became fully operational after the first quarter of 1999. Growth in sales revenue of PCC for paper was approximately half of the increase in volume, as the average selling price per ton was approximately 6% lower in the first quarter of 2000 than in the first quarter of 1999. Over half of this decline in average selling price was attributable to the significant volume increases at the two new satellite facilities mentioned above, and to ramp-ups of volume at several other satellite facilities. Another 25% of the decline was related to foreign exchange movements, and the remainder was due to other factors, such as price adjustments associated with contract extensions and changes in product mix. The Company expects satellite PCC sales revenue growth and volume growth to be more closely aligned in the second quarter and for the remainder of the year than in the first quarter of 2000.

        The Specialty PCC product line, used in non-paper applications, experienced a sales decline. This decline was attributable primarily to inventory adjustments by several large customers early in the first quarter. The Company expects this product line to resume growth by the second half of the year.

        On March 30, 2000, the Company announced that it had signed an agreement to construct a satellite plant to supply PCC to a paper mill owned by Bahia Sul Celulose S.A. in Brazil. This satellite facility, which is scheduled to begin operating in the third quarter of 2000, is expected to be the equivalent of two satellite units. A satellite unit produces between 25,000 and 35,000 tons of PCC per year.

        Net sales of Processed Minerals products were flat at $18.2 million for the quarter. The lack of growth was primarily due to inventory adjustments at several major customers, and softness in the construction sector as compared with a strong first quarter in the prior year.

        Net sales in the Refractories segment increased 7.1% to $43.7 million as compared with $40.8 million in the prior year. This growth was primarily attributable to a recovery in the worldwide steel industry from depressed levels in the prior year.

        On April 3, 2000, the Company announced the acquisition of Ferrotron Elektronik GmbH (Ferrotron), a German company that makes sensors, advanced laser scanning devices, and other instrumentation specifically designed for the steel industry. Ferrotron's technology combined with the Company's technologically advanced refractory systems will offer steel industry customers an integrated system of measurement, application and control. As a result of the Company's worldwide presence, Ferrotron is expected to generate for the Company between $8 to $12 million of additional sales on an annualized basis.

        Net sales in the United States in the first quarter of 2000 increased approximately 3% as compared with the first quarter of 1999. Foreign sales increased approximately 7% in the first quarter of 2000. This increase was due to the international expansion of the Company's PCC product line.

        Income from operations increased 11.9% to $23.5 million, as compared with $21.0 million for the same period last year. Operating income in the Specialty Minerals segment increased 7.9% to $16.8 million, which represented 15.1% of sales. The Refractories segment's operating income increased 23.3% to $6.8 million and was 15.5% of sales.

        Non-operating deductions decreased due to lower net interest expense and lower foreign exchange losses.

        The provision for minority interests in the first quarter of 2000 increased by approximately $0.7 million. In 2000, the provision for minority interests reflected the minority partners' share of income incurred in the consolidated joint ventures. In 1999, such joint ventures incurred losses.

       Net income increased 9.5% to $15.0 million from $13.7 million in the prior year. Diluted earnings per share were $0.71 in the first quarter of 2000 as compared with $0.62 in the prior year.

Liquidity and Capital Resources

        The Company's financial position remained strong in the first quarter of 2000. Cash flows in the first quarter of 2000 were provided from operations and were applied principally to fund capital expenditures and the repurchase of common shares for treasury. Cash provided from operating activities amounted to $24.3 million in the first quarter of 2000 as compared to $26.8 million in the prior year.

        On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. As of the end of the first quarter, the Company had repurchased approximately 2.2 million shares under this program at an average price of approximately $46 per share.

        The Company has available approximately $75 million in uncommitted, short-term bank credit lines, none of which were in use at March 26, 2000. The Company anticipates that capital expenditures for all of 2000 will range between $70-$90 million, principally related to the construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of specialty PCC, and other opportunities that meet the strategic growth objectives of the Company. The Company acquired Ferrotron Electronik GmbH subsequent to the first quarter of 2000. The Company expects to meet its financing requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

        The Company cannot guarantee that any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Quarterly Report.

Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. Adoption of SFAS 133 is not expected to have a material effect on the Company's financial position and results of operations.

        In March 2000, the FASB issued Interpretation No. 44 which provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. Adoption of this Interpretation on July 1, 2000 is not expected to have a material effect on the Company's financial position and results of operations.

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

        The Company's information technology systems are now able to convert among the former national currencies and the euro, and to process transactions and balances in euros, as required. The financial institutions with which the Company does business are capable of receiving deposits and making payments both in euros and in the national currencies. The Company does not expect that adapting its information technology systems to the euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

        Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during the first quarter of 2000, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

Market Risk

        The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at March 26, 2000 or March 28, 1999.

PART II. OTHER INFORMATION

 ITEM 1.     Legal Proceedings

        On or about October 5, 1999, the Company was notified by the U.S. Department of Justice that it had received an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of May 3, 2000, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environmental project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

        The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

 ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits:

15-    Accountants' Acknowledgment.

27.1- Financial Data Schedule for the three months ended March 26, 2000.

99-    Statement of Cautionary Factors That May Affect Future Results.

b) No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/ Neil M. Bardach
Vice President - Finance and Chief Financial Officer; Treasurer, (principal finance officer)

May 4, 2000