Form 10-Q
period 2000-06-25
MINERALS TECHNOLOGIES INC
filed 2000-08-04
CIK 891014

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2000
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

YES X

NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS	OUTSTANDING AT July 23, 2000
Common Stock, $ 0.10 par value	20,416,753

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.
	Financial Statements:

	Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 25, 2000 and June 27, 1999	3

	Condensed Consolidated Balance Sheet as of June 25, 2000 and December 31, 1999	4

	Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 25, 2000 and June 27, 1999	5

	Notes to Condensed Consolidated Financial Statements	6

	Independent Auditors' Report	9

Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	13

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	14

Item 4.
	Submission of Matters to a Vote of Security Holders	14

Item 6.
	Exhibits and Reports on Form 8-K	14

Signature		15

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(thousands of dollars, except per share data)	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999

Net sales	$165,231	$158,837	$319,886	$307,413
Operating costs and expenses:
Cost of goods sold	111,857	109,106	218,731	212,333
Marketing, distribution and administrative expenses	20,340	19,255	38,696	37,614
Research and development expenses	6,574	6,223	12,464	12,175

Income from operations	26,460	24,253	49,995	45,291
Non-operating deductions, net	819	510	1,772	1,787
Income before provision for taxes on income and minority interests	25,641	23,743	48,223	43,504
Provision for taxes on income	8,036	7,417	15,117	13,645
Minority interests	452	604	928	406

Net income	$ 17,153 =====	$ 15,722 =====	$ 32,178 =====	$ 29,453 =====

Earnings per share:
Basic	$ 0.83	$ 0.73	$ 1.56	$ 1.36
Diluted	$ 0.81	$ 0.70	$ 1.51	$ 1.32

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.050	$ 0.050

Shares used in the computation of earnings per share:
Basic	20,582	21,518	20,684	21,605
Diluted	21,227	22,477	21,251	22,388

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	June 25, 2000*	December 31, 1999**
Current assets:
Cash and cash equivalents	$ 18,751	$ 20,378
Accounts receivable, net	123,566	118,327
Inventories	65,187	67,427
Other current assets	17,964	13,815
Total current assets	225,468	219,947

Property, plant and equipment, less accumulated depreciation and depletion - June 25, 2000 - $457,111; December 31, 1999 - $433,047	535,848	521,996
Other assets and deferred charges	37,623	27,188
Total assets	$798,939 ======	$769,131 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 27,393	$ --
Current maturities of long-term debt	409	13,439
Accounts payable	42,808	46,703
Other current liabilities	52,564	57,400
Total current liabilities	123,174	117,542

Long-term debt	91,436	75,238
Other non-current liabilities	94,318	91,315
Total liabilities	308,928	284,095

Shareholders' equity
Common stock	2,577	2,571
Additional paid-in capital	152,332	150,315
Retained earnings	558,166	527,022
Accumulated other comprehensive loss	(37,071)	(28,865)
	676,004	651,043
Less treasury stock	185,993	166,007
Total shareholders' equity	490,011 ======	485,036 ======

Total liabilities and shareholders' equity	$798,939 ======	$769,131 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
(thousands of dollars)	June 25, 2000	June 27, 1999

Operating Activities

Net income	$ 32,178	$ 29,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,724	28,759
Other non-cash items	2,844	2,634
Net changes in operating assets and liabilities	(13,180)	3,971
Net cash provided by operating activities	51,566	64,817

Investing Activities

Purchases of property, plant and equipment	(52,297)	(37,406)
Other investing activities, net	(12,255)	(435)
Net cash used in investing activities	(64,552)	(37,841)

Financing Activities

Proceeds from issuance of short-term and long-term debt	46,428	21,898
Repayment of debt	(16,104)	(35,014)
Purchase of common shares for treasury	(19,986)	(24,864)
Other financing activities, net	2,872	5,388
Net cash used in financing activities	13,210	(32,592)

Effect of exchange rate changes on cash and cash equivalents	(1,851)	(75)

Net decrease in cash and cash equivalents	(1,627)	(5,691)
Cash and cash equivalents at beginning of period	20,378	20,697
Cash and cash equivalents at end of period	$ 18,751 =====	$ 15,006 =====

Interest paid	$ 3,026 ====	$ 3,128 ====

Income taxes paid	$ 10,282 =====	$ 6,438 ====

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	June 25, 2000	December 31, 1999

Raw materials	$ 22,823	$ 25,049
Work-in-process	6,661	5,171
Finished goods	18,035	19,913
Packaging and supplies	17,668	17,294
Total inventories	$ 65,187 =====	$ 67,427 =====

Note 3 -- Debt and Commitments

       The following is a summary of long-term debt:
(thousands of dollars)	June 25, 2000	December 31, 1999
6.04% Guarantied Senior Notes Due June 11, 2000	$ --	$ 13,000
7.49% Guaranteed Senior Notes Due July 24, 2006	50,000	50,000
Yen denominated Guaranteed Credit Agreement Due March 31, 2007	11,024	--
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	--
Other borrowings	1,021	877
	91,845	88,677
Less: Current maturities	409	13,439
Long-term debt	$ 91,436 =====	$ 75,238 =====

     On May 17, 2000, the Company's majority owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007 for $11.0 million. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On June 9, 2000, the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company has selected the variable rate option in this borrowing and the average interest rate was approximately 7% for the period ended June 25, 2000.

     On June 11, 2000, the Company remitted its final principal payment under the 6.04% Guarantied Senior Notes.

     The Company had available approximately $85 million in uncommitted, short-term bank credit lines, of which $27.4 million were in use at June 25, 2000. The interest rate on these borrowings was approximately 6.9% for the period ended June 25, 2000.

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
	Three Months Ended		Six Months Ended
Basic EPS (in thousands, except per share data)	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999

Net income	$ 17,153	$ 15,722	$ 32,178	$ 29,453

Weighted average shares outstanding	20,582	21,518	20,684	21,605

Basic earnings per share	$ 0.83 ===	$ 0.73 ===	$ 1.56 ===	$ 1.36 ===
Diluted EPS

Net income	$ 17,153	$ 15,722	$ 32,178	$ 29,453

Weighted average shares outstanding	20,582	21,518	20,684	21,605
Dilutive effect of stock options	645	959	567	783

Weighted average shares outstanding, adjusted	21,227	22,477	21,251	22,388

Diluted earnings per share	$ 0.81 ===	$ 0.70 ===	$ 1.51 ===	$ 1.32 ===

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):
	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999

Net income	$ 17,153	$ 15,722	$ 32,178	$ 29,453
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,262)	(564)	(8,206)	(22,333)
Unrealized holding gains (losses), net of reclassification adjustments	--	--	--	(86)
Comprehensive income	$ 12,891 =====	$ 15,158 =====	$ 23,972 =====	$ 7,034 ====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The components of accumulated other comprehensive loss, net of related tax, are as follows:
	June 25, 2000	December 31, 1999

Foreign currency translation adjustments	$ (36,070)	$ (27,864)
Minimum pension liability adjustments	(1,001)	(1,001)
Accumulated other comprehensive loss	$ (37,071) =====	$ (28,865) =====

Note 6 -- Segment and Related Information

     Segment information for the three-month and six-month periods ended June 25, 2000 and June 27, 1999 was as follows:
(thousands of dollars)	Net Sales
	Three Months Ended		Six Months Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Specialty Minerals Segment	$ 118,311	$ 116,297	$ 229,332	$ 224,086
Refractories Segment	46,920	42,540	90,554	83,327
Total	$ 165,231 ======	$ 158,837 ======	$ 319,886 ======	$ 307,413 ======

     The Company's largest customer, International Paper Company, acquired Union Camp Corporation in 1999 and Champion International Corporation in 2000, increasing the number of the Company's PCC satellite plants located at International Paper mills from nine to fourteen. Sales to International Paper, including these acquisitions, represented approximately 14% of consolidated net sales for the first six months of 2000 and for the full year of 1999.
(thousands of dollars)	Income from Operations
	Three Months Ended		Six Months Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Specialty Minerals Segment	$ 18,591	$ 17,423	$ 35,375	$ 32,984
Refractories Segment	7,869	6,830	14,620	12,307
Total	$ 26,460 =====	$ 24,253 =====	$ 49,995 =====	$ 45,291 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Income before provision for taxes on income and minority interests
Income from operations for reportable segments	$ 26,460	$ 24,253	$ 49,995	$ 45,291
Non-operating deductions, net	819	510	1,772	1,787
Income before provision for taxes on income and minority interests	$ 25,641 =====	$ 23,743 =====	$ 48,223 =====	$ 43,504 =====

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

          We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 25, 2000 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 25, 2000 and June 27, 1999, and cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

          We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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
July 13, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	68.7	68.4	69.1
Marketing, distribution and administrative expenses	12.3	12.1	12.1	12.2
Research and development expenses	4.0	3.9	3.9	4.0
Income from operations	16.0	15.3	15.6	14.7
Net income	10.4% ===	9.9% ===	10.1% ===	9.6% ===

Results of Operations

Three Months Ended June 25, 2000 as Compared with Three Months Ended June 27, 1999

     Net sales in the second quarter of 2000 increased 4.0% to $165.2 million from $158.8 million in the second quarter of 1999. Foreign exchange had a negative effect on sales of approximately $2.3 million, or 1.5 percentage points of sales growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 1.7% in the second quarter of 2000 to $118.3 million as compared with $116.3 million in the prior year.

     Worldwide net sales of PCC grew 1.7% to $97.5 million from $95.9 million in the second quarter of 1999. Foreign exchange had a negative effect of approximately $1.7 million. This was primarily due to the stronger U.S. dollar as compared to the European currencies. Growth in sales of PCC products was also adversely affected by a slight slowdown in the paper industry to adjust inventories and a continued decline in sales of specialty PCC. The Company believes that growth in sales of specialty PCC will improve through the remainder of the year as the Company begins operations at a large merchant manufacturing facility for specialty PCC in Mississippi. In addition, growth in sales of PCC for paper should improve during the third quarter as the Company will begin operations at two new satellite PCC plants at paper mills in Brazil and Japan, as well as at a major satellite expansion in Portugal. Combined, these new satellite PCC plants and expansion should be equivalent to approximately seven satellite units. A satellite unit produces between 25,000 and 35,000 tons of PCC per year.

     Net sales of Processed Minerals products increased 2.0% in the second quarter to $20.8 million from $20.4 million in 1999. A slight softening in demand for the Company's ground calcium carbonate products in the construction-related industries affected the sales growth.

     Net sales in the Refractories segment were $46.9 million for the second quarter of 2000, a 10.3% increase compared with the same period last year. Approximately four percentage points of the sales growth was attributable to the recent acquisition of Ferrotron Elektronik GmbH.

     Net sales in the United States in the second quarter of 2000 increased approximately 3% from the comparable period in 1999. Foreign sales increased approximately 7% in the second quarter of 2000.

     Income from operations was $26.5 million, an increase of 9.1% from $24.3 million in the second quarter of 1999. Operating income in the Specialty Minerals segment increased 6.7% in the second quarter to $18.6 million, which represented 15.7% of net sales. This increase was due to the growth in the PCC product line. Income from operations in the Refractories segment increased 15.2% in the second quarter to $7.9 million and was 16.8% of net sales.

     Non-operating deductions increased primarily as a result of foreign exchange losses in 2000 as compared to foreign exchange gains in the same period of 1999.

     Net income increased 9.1% to $17.2 million from $15.7 million in the prior year. Diluted earnings per share were $0.81 in the second quarter of 2000 as compared with $0.70 in the prior year.

Six Months Ended June 25, 2000 as Compared with Six Months Ended June 27, 1999

     Net sales in the first half of 2000 increased 4.1% to $319.9 million from $307.4 million in 1999. Foreign exchange had an unfavorable impact on sales of approximately $4 million.

     Net sales in the Specialty Minerals segment increased 2.3% in the first half of 2000 to $229.3 million. Worldwide net sales in the PCC product line grew 2.6% to $190.4 million for the first six months of 2000. Sales growth was adversely affected by foreign exchange and a decline in sales of specialty PCC. Net sales in the Processed Minerals product line increased 1.0% in the first half of 2000.

     Net sales in the Refractories segment increased 8.7% to $90.6 million as compared with $83.3 million in the prior year.

     Income from operations rose 10.4% to $50.0 million in the first half of 2000 from $45.3 million in the previous year. Income from operations in the Specialty Minerals segment increased 7.2% in the first half of 2000 and represented 15.4% of net sales. Income from operations in the Refractories segment increased 18.8% for the first six months of 2000 to $14.6 million and was 16.1% of net sales.

     The provision for minority interests increased as a result of higher profits from the consolidated joint ventures in the first six months of 2000 as compared with the prior year.

     Net income increased 9.3% to $32.2 million from $29.5 million in 1999. Diluted earnings per common share were $1.51 as compared with $1.32 for the first six months of 1999.

Liquidity and Capital Resources

     The Company's financial position remained strong in the second quarter of 2000. Cash flows in the second quarter of 2000 were provided from operations and from short-term and long-term financing and were applied principally to fund capital expenditures, to repurchase common shares for treasury, and to remit the required principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000. Cash provided from operating activities amounted to $51.6 million in the second quarter of 2000 as compared with $64.8 million in the prior year.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. The Company has repurchased approximately 2.4 million shares under this program at an average price of approximately $46 per share.

     On May 17, 2000, the Company's majority owned subsidiary, Specialty Minerals FMT K.K., entered into a
Yen denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007 for $11.0 million. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     On June 9, 2000, the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company has selected the variable rate option in this borrowing and the average interest rate was approximately 7% for the period ended June 25, 2000.

     The Company had available approximately $85 million in uncommitted, short-term bank credit lines, of which $27.4 million were in use at June 25, 2000. The interest rate on these borrowings was approximately 6.9% for the period ended June 25, 2000. The Company anticipates that capital expenditures for all of 2000 will be between $80-$100 million, principally related to construction of satellite PCC plants, expansion projects at existing satellite PCC plants, a merchant manufacturing facility in Brookhaven, Mississippi for the production of specialty PCC, and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipate," "will," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

     Several acquisitions in the paper industry have taken place in recent months. Such acquisitions could result in partial or total closure of some paper mills at which Minerals Technologies Inc. ("MTI") operates PCC satellites. Such closures would reduce MTI's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by MTI. There can be no assurance, however, that this will occur. In addition, such acquisitions concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase competitive pressure on their suppliers, such as MTI. Such increased pressure could have an adverse effect on MTI's results of operations in the future.

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

     In March 2000, the FASB issued Interpretation No. 44, which provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." It applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000, except for provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. Adoption of this Interpretation on July 1, 2000 will not have a material effect on the Company's financial position and results of operations.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operations during the second quarter of 2000, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at June 25, 2000 or June 27,1999.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice that it had received an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of August 2, 2000, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP as required by law. The proposed order also alleges certain violations of other environmental requirements, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $515,750, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and plan to contest them vigorously. There can be no assurance, however, that the Company will be successful in doing so.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on May 25, 2000. At the meeting, (1) Kristina M. Johnson was elected a director of the Company, by a plurality of 15,993,816 votes, with 2,297,022 votes being withheld; (2) Paul M. Meister was elected a director of the Company, by a plurality of 15,984,831 votes, with 2,306,007 votes being withheld; (3) Michael F. Pasquale was elected a director of the Company, by a plurality of 15,994,152 votes, with 2,296,686 votes being withheld; and (4) the appointment of KPMG LLP as independent auditors of the Company for the year 2000 was approved by a vote of 18,254,387 for and 23,847 against, with 12,604 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

    15 - Accountants' Acknowledgment.
    27 - Financial Data Schedule for the six months ended June 25, 2000.
    99 - Statement of Cautionary Factors That May Affect Future Results.

b) No reports on Form 8-K were filed during the second quarter of 2000.

                                                                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Neil M. Bardach
Vice President-Finance and
Chief Financial Officer, Treasurer
(principal financial officer)

August 2, 2000