Form 10-Q
period 2000-09-24
MINERALS TECHNOLOGIES INC
filed 2000-11-08
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-3295
--

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction incorporation or organization)	25-1190717 (I.R.S. Employer Identification No.)

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

YES	X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 20, 2000
Common Stock, $0.10 par value	20,272,646

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.
	Financial Statements:

	Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 24, 2000 and September 26, 1999	3

	Condensed Consolidated Balance Sheet as of September 24, 2000 and December 31, 1999	4

	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 24, 2000 and September 26, 1999	5

	Notes to Condensed Consolidated Financial Statements	6

	Independent Auditors' Review Report	10

Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operation	11

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	14

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	14

Item 6.
	Exhibits and Reports on Form 8-K	15

Signature		16

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
(thousands of dollars, except per share data)	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Net sales	$160,938	$159,807	$480,824	$467,220
Operating costs and expenses:
Cost of goods sold	112,502	110,248	331,233	322,581
Marketing, distribution and administrative expenses	17,588	18,347	56,284	55,961
Research and development expenses	6,605	6,001	19,069	18,176

Income from operations	24,243	25,211	74,238	70,502
Non-operating deductions, net	1,604	1,892	3,376	3,679
Income before provision for taxes on income and minority interests	22,639	23,319	70,862	66,823
Provision for taxes on income	7,097	7,311	22,214	20,956
Minority interests	408	100	1,336	506

Net income	$ 15,134 =====	$ 15,908 =====	$ 47,312 =====	$ 45,361 ======
Earnings per share:
Basic	$ 0.74	$ 0.75	$ 2.30	$ 2.11
Diluted	$ 0.72	$ 0.71	$ 2.23	$ 2.03

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.075	$ 0.075

Shares used in the computation of earnings per share:
Basic	20,408	21,349	20,591	21,518
Diluted	21,125	22,281	21,207	22,351

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	Sept. 24, 2000*	Dec. 31, 1999**

Current assets:
Cash and cash equivalents	$ 9,962	$ 20,378
Accounts receivable, net	122,171	118,327
Inventories	66,660	67,427
Other current assets	15,501	13,815
Total current assets	214,294	219,947

Property, plant and equipment, less accumulated depreciation and depletion September 24, 2000 - $466,836; December 31, 1999 - $433,047	541,976	521,996
Other assets and deferred charges	36,464	27,188
Total assets	$792,734 ======	$769,131 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt and current maturities of long-term debt	$ 34,287	$ 13,439
Accounts payable	38,722	46,703
Other current liabilities	45,251	57,400
Total current liabilities	118,260	117,542

Long-term debt	91,237	75,238
Other non-current liabilities	95,947	91,315
Total liabilities	305,444	284,095

Shareholders' equity:
Common stock	2,585	2,571
Additional paid-in capital	154,955	150,315
Retained earnings	572,790	527,022
Accumulated other comprehensive loss	(47,637)	(28,865)
	682,693	651,043
Less treasury stock	195,403	166,007
Total shareholders' equity	487,290	485,036

Total liabilities and shareholders' equity	$792,734 ======	$769,131 ======

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(thousands of dollars)	Sept. 24, 2000	Sept. 26, 1999
Operating Activities
Net income	$ 47,312	$ 45,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,901	42,926
Other non-cash items	3,901	3,897
Net changes in operating assets and liabilities	(22,210)	947
Net cash provided by operating activities	74,904	93,131

Investing Activities
Purchases of property, plant and equipment	(81,883)	(52,023)
Other investing activities, net	(12,665)	(854)
Net cash used in investing activities	(94,548)	(52,877)

Financing Activities
Proceeds from issuance of short-term and long-term debt	93,903	28,898
Repayment of debt	(56,389)	(42,253)
Purchase of common shares for treasury	(29,396)	(37,291)
Other financing activities, net	3,109	5,221
Net cash used in financing activities	11,227	(45,425)

Effect of exchange rate changes on cash and cash equivalents	(1,999)	915

Net decrease in cash and cash equivalents	(10,416)	(4,256)
Cash and cash equivalents at beginning of period	20,378	20,697
Cash and cash equivalents at end of period	$ 9,962 ======	$ 16,441 =====
Interest paid	$ 5,767 ======	$ 5,030 ======
Income taxes paid	$ 20,063 =====	$ 9,499 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 24, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	September 24, 2000	December 31, 1999

Raw materials	$ 26,603	$ 25,049
Work-in-process	6,106	5,171
Finished goods	16,020	19,913
Packaging and supplies	17,931	17,294
Total inventories	$ 66,660 ======	$ 67,427 ======

Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	September 24, 2000	December 31, 1999
6.04% Guarantied Senior Notes Due June 11, 2000	$ --	$ 13,000
7.49% Guaranteed Senior Notes Due July 24, 2006	50,000	50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	10,685	--
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	--
Other borrowings	939	877
	91,424	88,677
Less: Current maturities	187	13,439
Long-term debt	$ 91,237 ======	$ 75,238 ======

     On May 17, 2000, the Company's majority owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated  Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002.  Interest is payable quarterly at a rate of 2.05% per annum.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On June 9, 2000, the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company selected the variable rate option for this borrowing and the average interest rate was approximately 7% for the nine months ended September 24, 2000.

     On June 11, 2000, the Company remitted its final principal payment under the 6.04% Guarantied Senior Notes.

     The Company had available approximately $85 million in uncommitted, short-term bank credit lines, of which $34.1 million were in use at September 24, 2000. The interest rate on these borrowings was approximately 7% for the nine months ended September 24, 2000.

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
	Three Months Ended		Nine Months Ended
Basic EPS (in thousands, except per share data)	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Net income	$15,134	$15,908	$47,312	$45,361

Weighted average shares outstanding	20,408	21,349	20,591	21,518

Basic earnings per share	$ 0.74 =====	$ 0.75 =====	$ 2.30 =====	$ 2.11 =====

Diluted EPS

Net income	$15,134	$15,908	$47,312	$45,361

Weighted average shares outstanding	20,408	21,349	20,591	21,518
Dilutive effect of stock options	717	932	616	833

Weighted average shares outstanding, adjusted	21,125	22,281	21,207	22,351

Diluted earnings per share	$ 0.72 =====	$ 0.71 =====	$ 2.23 =====	$ 2.03 =====

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:
	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Net income	$ 15,134	$15,908	$47,312	$ 45,361
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,566)	5,450	(18,772)	(16,883)
Unrealized holding gains (losses), net of reclassification adjustments	--	--	--	(86)
Comprehensive income	$ 4,568 =====	$21,358 =====	$28,540 =====	$28,392 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss, net of related tax are as follows:

	Sept. 24, 2000	Dec. 31, 1999

Foreign currency translation adjustments	$(46,636)	$(27,864)
Minimum pension liability adjustments	(1,001)	(1,001)
Accumulated other comprehensive loss	$(47,637) =====	$(28,865) =====

Note 6 -- Segment and Related Information

     Segment information for the three-month and nine-month periods ended September 24, 2000 and September 26, 1999 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Specialty Minerals Segment	$116,305	$115,380	$345,637	$339,466
Refractories Segment	44,633	44,427	135,187	127,754
Total	$160,938 ======	$159,807 ======	$480,824 ======	$467,220 ======

	Income from Operations
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Specialty Minerals Segment	$16,884	$18,388	$52,259	$51,372
Refractories Segment	7,359	6,823	21,979	19,130
Total	$24,243 =====	$25,211 =====	$74,238 =====	$70,502 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Income from operations for reportable segments	$24,243	$25,211	$74,238	$70,502
Non-operating deductions, net	1,604	1,892	3,376	3,679
Income before provision for taxes on income and minority interests	$22,639 =====	$23,319 =====	$70,862 =====	$66,823 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Subsequent Event

        MTI's largest customer, International Paper Company ("IP"), announced on October 18, 2000 that it plans to reduce production capacity by closing its mills at Mobile, Alabama, Lock Haven, Pennsylvania and Camden, Arkansas, and by reducing production at its mill in Courtland, Alabama. The Company currently owns and operates PCC satellite plants at Mobile, Lock Haven and Courtland. As a result, MTI expects to take a one-time, pre-tax write-off of assets in the fourth quarter of 2000 of between $2.5 million and $3.0 million.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 24, 2000 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 24, 2000 and September 26, 1999, and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company's management.

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
October 19, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.9	69.0	68.9	69.0
Marketing, distribution and administrative expenses	10.9	11.5	11.7	12.0
Research and development expenses	4.1	3.7	4.0	3.9
Income from operations	15.1	15.8	15.4	15.1
Net income	9.4% ===	10.0% ===	9.8% ===	9.7% ===

Results of Operations

Three Months Ended September 24, 2000 as Compared with Three Months Ended September 26, 1999

     Net sales in the third quarter of 2000 increased 0.7% to $160.9 million from $159.8 million in the third quarter of 1999. Foreign exchange had a negative effect on sales of approximately $2.4 million, or 1.5 percentage points of growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 0.8% in the third quarter of 2000 to $116.3 million as compared with $115.4 million in the prior year.

     Worldwide net sales of PCC grew 1.0% to $96.8 million from $95.8 million in the third quarter of 1999. Foreign exchange had a negative effect of approximately $1.5 million. This was primarily due to the stronger U.S. dollar as compared to the European currencies. Growth in sales of PCC products was also adversely affected by unplanned paper mill shutdowns and slowdowns to reduce inventories and a continued decline in sales of PCC for non-paper applications. Excluding the unfavorable impact of foreign exchange, sales of PCC from satellite facilities increased 6% in the third quarter while volumes also increased 6%. Volume growth for PCC satellite facilities in operation for more than a year was approximately 4% in the third quarter despite the aforementioned paper mill shutdowns and slowdowns. The Company began operation of two new satellite PCC plants at paper mills in Brazil and Japan, as well as at a major satellite expansion in Portugal. Combined, these new satellite PCC plants and expansion are equivalent to approximately seven satellite units. A satellite unit produces between 25,000 and 35,000 tons of PCC per year.

     Sales of PCC for non-paper applications declined approximately 14% in the third quarter. This product line was affected by difficult market conditions, primarily in the healthcare sector, and some loss of market share in calcium supplement products. In addition, export sales of specialty PCC from the Company's merchant PCC facility in the United Kingdom to Europe were negatively affected by the stronger British pound against the euro.

     Net sales of Processed Minerals products decreased 0.5% in the third quarter to $19.5 million from $19.6 million in 1999. A slight softening in demand for the Company's ground calcium carbonate products and talc in the construction-related industries affected the sales growth.

     Net sales in the Refractories segment were $44.6 million for the third quarter of 2000, a 0.5% increase compared with the same period last year. Sales of metallurgical wire products in the Refractories segment declined and were affected by a slowdown in steel production in the United States in the third quarter of 2000.

     Net sales in the United States in the third quarter of 2000 decreased approximately 2% from the comparable period in 1999. Foreign sales increased approximately 7% in the third quarter of 2000 from the comparable 1999 period.

     Income from operations decreased 4.0% to $24.2 million in the third quarter of 2000. Lower sales volume, higher fuel costs, reduced output as a result of mandated "brownouts" to save energy at the Company's facility in California, and costs associated with the later than expected start-up of the new manufacturing facility in Brookhaven, Mississippi were the primary reasons for the operating income decline. Operating income in the

Specialty Minerals segment decreased 8.2% in the third quarter to $16.9 million, which represented 14.5% of its net sales. This decrease was due to significant declines in  PCC for non-paper applications and in the Processed Minerals product line.  Income from  operations in the Refractories segment increased 7.9% in the third quarter to $7.3 million and was 16.5% of its net sales.

     Net income decreased 5.0% to $15.1 million from $15.9 million in the prior year. Diluted earnings per common share increased 1% to $0.72 in the third quarter of 2000, compared with $0.71 in the prior year.

Nine Months Ended September 24, 2000 as Compared with Nine Months Ended September 26, 1999

     Net sales for the first nine months of 2000 increased 2.9% to $480.8 million from $467.2 million in 1999. Foreign exchange had an unfavorable impact on sales of approximately $6.4 million or 1.4 percentage points of growth.

     Net sales in the Specialty Minerals segment increased 1.8% in the first nine months of 2000 to $345.6 million. Worldwide net sales in the PCC product line grew 2.1% to $287.2 million in the first nine months of 2000. Sales of PCC for non-paper applications declined 11%. Net sales in the Processed Minerals product line increased slightly in the first nine months of 2000.

     Net sales in the Refractories segment increased 5.8% to $135.2 million.

     Income from operations rose 5.3% to $74.2 million in the first nine months of 2000 from $70.5 million in the prior year. Income from operations in the Specialty Minerals segment increased 1.8% in the first nine months of 2000 to $52.2 million. Income from operations in the Refractories segment increased 15.2% for the first nine months of 2000 to $22.0 million.

     Net income increased 4.2% to $47.3 million from $45.4 million in 1999. Diluted earnings per common share increased 10% to $2.23 as compared with $2.03 for the first nine months of 1999.

Liquidity and Capital Resources

     The Company's financial position remained strong as of September 24, 2000. Cash flows of $74.9 million were provided from operations and from short-term and long-term financing, and were applied principally to fund capital expenditures, to repurchase common shares for treasury and to remit the required final principal payment of $13 million under the Company's Guarantied Senior Notes due June 11, 2000.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million program to repurchase Company stock on the open market from time to time. The Company has repurchased approximately 2.6 million shares under this program at an average price of approximately $46 per share.

     On May 17, 2000, the Company's majority owned subsidiary, Specialty Minerals FMT K.K. entered into a Yen- denominated Guaranteed Credit Agreement with the Bank of New York, due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     On June 9, 2000, the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company has selected the variable rate option in this borrowing and the average interest rate was approximately 7% for the nine months ended September 24, 2000.

     The Company has available approximately $85 million in uncommitted, short-term bank credit lines, of which $34.1 million were in use at September 24, 2000. The interest rate on these borrowings was approximately 7% for the nine months ended September 24, 2000. The Company anticipates that capital expenditures for 2000 will be between $90-$110 million. The capital expenditures will principally be related to construction of satellite PCC plants, expansion projects at existing satellite PCC plants, the specialty PCC merchant manufacturing facility in Brookhaven, Mississippi, and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet such requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     Several acquisitions in the paper industry have taken place in recent months. Such acquisitions could result in partial or total closure of some paper mills at which Minerals Technologies Inc. ("MTI") operates PCC satellites. Such closures would reduce MTI's sales of PCC, except to the extent that they resulted in paper production and associated purchases of PCC shifting to another location served by MTI. There can be no assurance, however, that this will occur. In addition, such acquisitions concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase competitive pressure on their suppliers, such as MTI. Such increased pressure could have an adverse effect on MTI's results of operations in the future.

     MTI's largest customer, International Paper Company ("IP"), announced on October 18, 2000 that it plans to reduce production capacity by closing its mills at Mobile, Alabama, Lock Haven, Pennsylvania and Camden, Arkansas, and by reducing production at its mill in Courtland, Alabama. The Company currently owns and operates PCC satellite plants at Mobile, Lock Haven and Courtland. As a result, MTI expects to take a one-time, pre-tax write-off of assets in the fourth quarter of 2000 of between $2.5 million and $3.0 million. Excluding this write-off, and assuming that none of the sales of the affected IP paper mills will be recovered elsewhere, either by IP or by other makers of uncoated paper that purchase PCC from the Company, the estimated impact of these capacity reductions on the results of operations in the fourth quarter will be small due to the timing of the plant IP closures. The estimated impact on the Company's results in the year 2001 would be about 5 to 6 cents per share. It is possible, however, that some production of uncoated paper will shift to other facilities served by MTI and cause more PCC to be used at those locations, thereby mitigating the overall impact of these shutdowns and partial shutdowns.

     The Courtland facility currently has production capacity of six units, and the Company expects that the decision by IP will result in the continued normal operation of the PCC satellite plant. The satellite facilities at Mobile and Lock Haven currently have production capacity of three and two units, respectively. A satellite unit produces between 25,000 and 35,000 tons of PCC per year. These satellites have been running short of full capacity. In addition, as IP has previously disclosed, it had already reduced its production of uncoated paper in the third quarter in order to reduce inventory, which had a negative impact on the Company's results for the third quarter. The Company does not know by how much, if at all, IP's total production of uncoated paper will be further reduced as a result of the reductions in capacity.

     On November 2, 2000, Plainwell Inc. announced that it would close its paper mill at Plainwell, Michigan effective November 6, 2000. MTI operates a PCC satellite at that location with a capacity of one satellite unit. This plant has run at substantially less than its full capacity, and over half of its sales have been to third parties. MTI is currently operating this PCC plant to serve third-party customers and intends to continue to do so as long as economically feasible. If the PCC plant were to be shut down, then the Company would serve third-party customers from other MTI locations and the impact would be a one-time, pre-tax write-off of approximately $1 million.

     Excluding the  plants  to be closed, there are six satellite locations, serving four customers, at which our contracts with the customers have recently expired or are due to expire by the end of 2001. The Company continues to supply PCC at all of these locations and expects to negotiate long-term contract extensions at all of them. There is no assurance, however, that these negotiations will be successful.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no open forward exchange contracts outstanding at September 24, 2000 or September 26, 1999.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice that it had received an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of October 30, 2000, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

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

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:
      3 - Restated By-Laws of the Company.
     15 - Accountants' Acknowledgment.
     27 - Financial Data Schedule for the nine months ended September 24, 2000.
     99 - Statement of Cautionary Factors That May Affect Future Results.
b)   No reports on Form 8-K were filed during the third quarter of 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.
By:	/s/Neil M. Bardach
Neil M. Bardach
Vice President-Finance and
Chief Financial Officer, Treasurer
(principal financial officer)

November 6, 2000