Form 10-K
period 2000-12-31
MINERALS TECHNOLOGIES INC
filed 2001-03-22
CIK 891014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 1-3295

MINERALS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) The Chrysler Building 405 Lexington Avenue New York, New York (address of principal executive office)	25-1190717 (I.R.S. Employer Identification Number)
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

                                                                        Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of February 1, 2001 was approximately $407.0 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of March 2, 2001, the Registrant had outstanding 19,717,595 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 30, 2001	Part III

PART I

Item 1. Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company has two operating segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate ("PCC") and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and services used primarily by the steel, cement and glass industries. The Company emphasizes research and development. The level of the Company's research and development spending as well as its history of developing and introducing technologically advanced new products have enabled the Company to anticipate and satisfy changing customer requirements and create market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

PCC Products

     Paper can be produced under either acid or alkaline conditions. Historically in North America, paper was produced primarily using acid technologies. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the cost of wood fiber and other materials, such as titanium dioxide, which are necessary in greater quantities in the acid process. In response, these paper producers sought to convert their paper production to lower-cost alkaline technologies that permit mineral fillers such as PCC to be substituted for more expensive wood fiber and pigments used to increase brightness, resulting in significant cost savings. As a result of these conditions, the Company believed that a significant opportunity existed to provide paper producers with a high performance filler product that could facilitate the transition to the alkaline papermaking process. The Company constructed the first commercial satellite PCC plant at the Wisconsin Rapids paper mill of Consolidated Papers, Inc. (now Stora Enso Oy) in 1986. A satellite plant is located within the paper mill itself, thereby eliminating transportation costs. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced using the PCC products manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants since 1986. In addition, the Company has constructed satellites to produce PCC for paper coating, and more recently, satellites for the use of PCC in groundwood (wood-containing) paper like newsprint, magazine and catalogue papers. For information with respect to the locations of the Company's satellite PCC plants at December 31, 2000, see Item 2, "Properties" below.

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

     The Company currently manufactures several customized PCC product forms using proprietary processes at its satellite PCC plants, each designed to provide optimum brightness, opacity, bulking, paper strength or improved printing properties. The Company's research and development and technical service staffs focus on expanding sales at its existing satellite PCC plants as well as developing new technologies. These include acid-tolerant PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and PCC crystal morphologies for coating paper. The Company expects that research and development in coating technology will open up a large market for PCC that will build slowly as paper companies begin to include PCC in their proprietary coating formulations.

     The Company's full range of slurry and dry PCC products are also sold on a merchant basis. In the paper industry, the Company's merchant PCC is used as a coating pigment and as a filler in the production of coated and uncoated wood-free printing and writing papers. The Company sells surface-treated and untreated grades of PCC to the polymers industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives, printing inks and coatings. The Company's PCC is used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company also sells PCC to the paints and coatings industry.

     The Company's PCC product line net sales were $399.2 million, $391.9 million, and $355.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to International Paper Company represented approximately 13% and 10% of consolidated net sales in 2000 and 1999, respectively, and less than 10% in 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Key Markets

     The principal market for the Company's satellite PCC products is the paper industry. The Company also produces PCC on a merchant basis for sale to companies in the polymers, food and pharmaceutical and paints and coatings industries.

     Sales of PCC to the paper industry have accounted for a steadily increasing percentage of the Company's total sales in the past five years. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company's products are currently used primarily by paper mills producing uncoated wood-free paper.

    Worldwide Wood-Free Printing and Writing Papers. In the mid-1980's, North American producers of uncoated wood-free paper encountered significant increases in the costs of wood fiber and other materials. In response, these paper producers sought to convert their paper production to lower-cost alkaline-based technologies. Ground chalk has historically been used by European alkaline-based paper producers as a low-cost substitute for wood fiber. In North America, however, there is no naturally occurring chalk.

     PCC must compete with other fillers, such as ground limestone and clay. PCC costs more to produce than ground limestone or clay since the production process is inherently more complex. Limestone is mined, crushed and ground; clay is mined, ground and perhaps calcined. PCC is manufactured by a chemical process that dissolves lime (which itself is produced by calcining a mined product, limestone), combines it with carbon dioxide and separates the final product. Drying and transportation can add significantly to the product cost. If shipped wet, additional freight costs are incurred. In many cases this added cost makes PCC from merchant plants uncompetitive with other fillers.

     In response to these conditions and as a result of a concentrated research and development effort, the Company developed the satellite PCC plant concept. The Company's satellite PCC plants have facilitated the conversion of a substantial percentage of the North American uncoated wood-free printing and writing paper producers to alkaline papermaking. The Company estimates that during 2000, more than 90% of North American wood-free paper was produced employing alkaline technology.

     Presently, the Company owns and operates 34 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. Based upon its experience, the Company anticipates that the aggregate volume of PCC used by these paper mills will increase. The Company also estimates that a few additional North American paper mills producing wood-free paper are large enough to support a satellite PCC plant.

     The Company is also placing increased emphasis on the use of PCC to coat paper. PCC increases gloss and printability of the sheet while decreasing paper's cost per ton. The coating paper market is large and the Company believes it will continue to grow at a higher average growth rate than the uncoated paper market, and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at approximately eleven of the Company's satellite PCC plants.

     The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America that can be served by its satellite PCC operations is approximately the same size (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 19 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers outside of North America.

     Worldwide Wood-Containing Printing and Writing Papers. The groundwood paper market represents nearly half of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT™ PCC) that will facilitate production of high-brightness, high-quality groundwood paper in an acid environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend towards the use of neutral paper making technology in this segment for which the Company presently supplies traditional PCC morphologies. The Company now supplies PCC to approximately 24 paper machines at 14 groundwood paper mills around the world.

Processed Mineral Products and Markets

     The Company mines and processes the natural mineral products limestone and talc, and manufactures lime, a mineral-based product.

     Lime is used as a raw material for the manufacture of PCC at the Company's Adams, Massachusetts facility, and sold commercially to various chemical industries.

     In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. Net sales from this facility in 1998 prior to the divestiture were $1.8 million. This was the Company's only business unit competing for sales of limestone aggregate, a commodity business. References to ongoing operations exclude the results from this facility.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana, and is sold worldwide in finely ground form for paints and coatings, ceramics and polymers applications. Because of the exceptional chemical purity of the Barretts ore, a majority of the automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe utilize the Company's Barretts talc.

     The Company's net sales of processed mineral products from ongoing operations were $87.1 million, $87.5 million, and $87.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at both its limestone production facilities and at its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractory Products

     The Company offers a broad range of monolithic refractory products as well as pre-cast refractory shapes. Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical service support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD® sprayer, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis by steel mills on increased productivity, the SEQUAD® sprayer and the related technologically-advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced. The Company's experienced technical service staff and advanced applications equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, laser measurement of refractory wear is conducted by the Company's technicians in certain plants to improve maintenance performance. The Company believes that these services, together with its refractory product offerings, provide the Company with a strategic marketing advantage.

     In the past five years, more than 75% of the Company's refractory product sales have come from new products. In addition to new products, delivery systems and services, the Company has focused on controlling costs and expenses.

     Some of the new refractory products the Company has introduced in the past few years include the MAG-O-STAR® spray coating, MINSCAN application systems and SHOTCRETE castable material. MAG-O-STAR® spray coating is an advanced technique for applying refractory material to the slag line, or at the top of red-hot steel ladles. MINSCAN is a fully automated application system for applying refractory materials to electric arc furnaces. SHOTCRETE is a dense castable material used in a variety of steel-making vessels to improve productivity. The Company has also developed a new product called OPTISHOT™ refractory products, which can completely replace brick in iron and steel ladles.

     In April 2000, the Company acquired Ferrotron Elektronic GmbH, a manufacturer of advanced laser scanner devices, sensors and other instrumentation specially designed for the steel industry.

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

     The Company uses proprietary processes to produce a number of other technologically enhanced products for the steel industry. These include calcium metal, metallurgical wire and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium in international markets. Calcium metal is used in the manufacture of batteries and magnets. The Company sells metallurgical wires and fluxes for use in the production of steel. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications. The Company's fluxes are mineral products used to help purify steel.

     Non-Steel Refractory Products. This product line encompasses refractory shapes and linings and pyrolytic graphite products that are sold to the glass, cement, aluminum, petrochemical and other non-steel industries.

     The Company's refractory net sales were $184.6 million, $183.1 million, and $187.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Marketing and Sales

     The Company principally relies on its worldwide direct sales force to market its products. The direct sales force is augmented by technical service teams that are familiar with the industries to which the Company markets its products, and by several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists paper producers in their conversion to alkaline papermaking and provides post-conversion assistance to customers. In addition, the Company's technical service personnel advise with respect to the use of monolithic refractory materials and, in many cases, apply the refractory materials to the customers' furnaces and other vessels pursuant to service agreements. Continued use of skilled technical service teams is an important component of the Company's business strategy.

     The Company works closely with its customers to ensure that the customers' requirements are satisfied and often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from its headquarters in New York and from regional sales offices in the eastern and western United States. The Company's international marketing effort is directed from Brussels, Belgium; Tokyo, Japan; Sao Paulo, Brazil; and Singapore. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the international expansion of its satellite PCC operations.

Raw Materials

     The Company uses lime in the production of PCC, and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's satellite PCC plants. If there were to be an interruption in the supply of lime from any particular lime supplier to the Company, the Company believes that alternative sources of lime would be available at effectively the same cost to the Company.

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

     With respect to its PCC products, the Company competes for sales to the paper industry based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that the Company believes imparts superior brightness, opacity and other properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon availability of materials, price, optical characteristics such as brightness, opacity and paper strength, and the availability of technical support.

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

Research and Development

     Many of the Company's product lines are technology-based. The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, acid-tolerant PCC, PCC crystal morphologies for coating paper, the SEQUAD® sprayer, MAG-O-STAR® spray coating, MINSCAN application systems and SHOTCRETE castable material.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania, where more than 170 employees are engaged in research and development. It also has smaller research and development facilities in Finland, Ireland and Japan. Expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science applies to and supports all of the Company's product lines.

     For the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $26.3 million, $24.8 million, and $21.0 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 2000 approximated 3.9% of net sales.

Patents and Trademarks

     The Company owns or has the right to use approximately 303 patents and approximately 731 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2000, the Company employed approximately 2,200 persons, of whom approximately 700 were employed by the Company outside of the United States.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material damage will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc. ("Quigley"), a wholly-owned subsidiary of Pfizer, in connection with the reorganization. See "Certain Relationships and Related Transactions" in Item 13.

Cautionary Factors That May Affect Future Results

     The disclosure and analysis set forth in this report contains certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as "expects," "plans," "anticipates," "will" and other words and phrases of similar meaning.

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

     As permitted by the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements, which identify factors that could cause the Company's actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. You should not consider this list an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.
  Historical Growth Rate

Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographical markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products. Difficulties, delays or failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

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

  Consolidation in Paper Industry

Several acquisitions in the paper industry have taken place in the last two years. Such acquisitions could result in partial or total closure of some paper mills at which MTI operates PCC satellites. Such closures would reduce MTI's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by MTI. There can be no assurance, however, that this will occur. In addition, such acquisitions concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase competitive pressure on their suppliers, such as MTI. Such increased pressure could have an adverse effect on MTI's results of operations in the future.
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

Item 2. Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants at December 31, 2000. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Georgia-Pacific Corporation
Brazil, Jacarei	Votorantim Celulose e Papel
Brazil, Luiz Antonio	Votorantim Celulose e Papel
Brazil, Mucuri	Bahia Sul Celulose S.A.
Brazil, Suzano	Cia Suzano de Papel e Celulose
California, Anderson	Shasta Paper Company
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec	Rolland Paper Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang[1]	Asia Pulp and Paper Company Ltd.
Finland, Aanekoski[1]	Metsa-Serla Group
Finland, Anjalankoski[1]	Myllykoski Paper Oy
Finland, Lappeenranta [1,2]	OAO Svetogorsk (a subsidiary of International Paper Company)
Finland, Tervakoski[1]	Stora Enso Oy
Florida, Pensacola	International Paper Company
France, Docelles	UPM - Kymmene Corporation
France, Saillat Sur Vienne	Aussedat Rey (a subsidiary of International Paper Company)
Germany, Schongau	Haindl Papier GmbH
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi[1]	Daishowa Paper Manufacturing Company Ltd.
Kentucky, Wickliffe	Westvaco Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Mexico, Chihuahua	Corporativo Copamex, S.A. de C.V.
Michigan, Plainwell [3]	Plainwell Inc.
Michigan, Quinnesec	International Paper Company
Minnesota, Cloquet	Potlatch Corporation
Minnesota, International Falls	Boise Cascade Corporation
New York, Oswego	International Paper Company
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	The Mead Corporation
Ohio, West Carrollton	Appleton Papers Inc.
Pennsylvania, Erie	International Paper Company
Pennsylvania, Lock Haven [3]	International Paper Company
Poland, Kwidzyn	International Paper Company
Portugal, Figueira da Foz [1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover	International Paper Company
South Africa, Merebank [1]	Mondi Paper Company Ltd.
8
Tennessee, Kingsport	Willamette Industries Inc.
Texas, Pasadena	Pasadena Paper Company LP
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	James River Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation
Wisconsin, Kimberly	Inter Lake Papers, Inc. (a subsidiary of Consolidated Papers Inc.)
Wisconsin, Park Falls	Fraser Papers Inc.
Wisconsin, Wisconsin Rapids	Stora Enso Oy

1 These plants are owned through joint ventures.
2 This PCC plant is not located on-site at the paper mill.
3 These PCC plants are expected to cease operation in 2001.

     The Company also owned at December 31, 2000 seven plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, and talc and directly or indirectly owns or leases approximately 16 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[4]	Limestone
California, Los Angeles	Sales Office[1]	PCC, Lime, Limestone, Talc
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories/Shapes
New York, New York	Headquarters[1]; Sales Offices[1]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Pennsylvania, Bethlehem	Research Laboratories; Sales Offices	PCC, Lime, Limestone, Talc, Pyrolytic Graphite
Pennsylvania, Easton	Research Laboratories; Plant	PCC, Lime, Limestone, Talc, Pyrolytic Graphite, Refractories, Metallurgical Wire
Pennsylvania, Slippery Rock	Plant	Refractory Shapes

International
Australia, Carlingford	Sales Office[1]	Monolithic Refractories
Belgium, Brussels	Sales Office[1]	Monolithic Refractories/PCC
Brazil, Belo Horizonte	Sales Office[1]	Monolithic Refractories
Brazil, Sao Paulo	Sales Office[1]	PCC
Brazil, Volta Redonda	Sales Office[1]	Monolithic Refractories
Canada, Lachine	Plant	Refractory Shapes
China, Huzhou	Plant[2]	Monolithic Refractories
Germany, Duisburg	Sales Office	Monolithic Refractories
Germany, Moers	Plant	Laser Scanning Instrumentation/Probes
Ireland, Cork	Plant; Sales Office[1]	Monolithic Refractories/Metallurgical Wire
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant	Monolithic Refractories/Shapes, Calcium
Mexico, Gomez Palacio	Plant[1]	Monolithic Refractories
Singapore	Sales Office[1]	PCC
Spain, Santander	Sales Office[1]	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories

9
Location	Facility	Product Line
South Korea, Seoul	Sales Office[1]	Monolithic Refractories
South Korea, Yangsan	Plant[3]	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant	Monolithic Refractories/Shapes

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

Item 3. Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary, Barretts Minerals Inc. ("BMI"), of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of March 2, 2001, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP and the U.S. Environmental Protection Agency ("EPA") as required by law. The proposed order also alleges certain violations of other environmental requirements, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $420,605, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and plan to contest them vigorously. There can be no assurance, however, that the Company will be successful in doing so, and the amount of any civil penalty to be paid, and the cost of any remediation or other injunctive relief, remains uncertain.

     On February 27, 2001, the U.S. Environmental Protection Agency filed a civil administrative complaint against Minteq International Inc. seeking $192,000 in monetary sanctions for alleged regulatory violations relating to the use, handling and disposal of PCB's at Minteq's Canaan, Connecticut facility. Minteq is preparing a response to the complaint, and plans to contest vigorously many of the factual allegations and legal conclusions asserted by the EPA.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the NYSE under the symbol "MTX."

     Information on market prices and dividends is set forth below:

2000 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$ 46 7/16	$ 47 3/4	$ 54 1/16	$ 46 1/4
Low	36 5/8	40 3/8	41 3/8	2815/16
Close	4115/16	4111/16	4315/16	34 3/16
Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

1999 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$ 491/16	$ 561/2	$ 5613/16	$ 509/16
Low	38 1/2	46	4313/16	37
Close	47 3/8	561/16	4313/16	401/16
Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

     On March 2, 2001, the last reported sale price on the NYSE was $36.99 per share. As of March 2, 2001, there were approximately 239 holders of record of the common stock.

     On January 25, 2001, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.025 per share. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends of at least $0.025 per share on its common stock. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The stock is being purchased on the open market from time to time. As of January 28, 2001, the Company had repurchased approximately 3.1 million shares under this program, at an average price of approximately $44 per share.

     The Company expects to complete its current share repurchase program in the second quarter of 2001. The Board has authorized the Company's Management Committee to repurchase up to $25 million in additional shares per year over the next three-year period, at its discretion.

Item 6. Selected Financial Data
Thousands, Except Per Share Data	2000	1999	1998	1997	1996
Income Statement Data:
Net sales	$670,917	$662,475	$631,622	$625,547	$580,179
Cost of goods sold	477,512	466,702	442,562	451,849	424,922
Marketing and administrative expenses	71,404	72,208	75,068	71,525	68,020
Research and development expenses	26,331	24,788	21,038	20,391	19,740
Bad debt expenses	5,964	1,234	507	1,554	79
Write-down of impaired assets	4,900	--	--	--	--
Income from operations	84,806	97,543	92,447	80,228	67,418

Net income	54,208	62,116	57,224	50,312	43,097

Earnings Per Share
Basic earnings per share	$ 2.65 =====	$ 2.90 =====	$ 2.57 =====	$ 2.23 =====	$ 1.91 =====

Diluted earnings per share	$ 2.58 =====	$ 2.80 =====	$ 2.50 =====	$ 2.18 =====	$ 1.86 =====

Weighted average number of common shares outstanding
Basic	20,479	21,394	22,281	22,558	22,621
Diluted	21,004	22,150	22,926	23,113	23,132
Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet Data:
Working capital	$ 81,830	$102,405	$112,892	$132,364	$115,540
Total assets	799,832	769,131	760,912	741,407	713,861
Long-term debt	89,857	75,238	88,167	101,571	104,900
Total debt	138,727	88,677	101,678	115,560	130,239
Total shareholders' equity	483,639	485,036	489,163	466,997	448,250

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2000	1999	1998

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.2	70.5	70.1
Marketing and administrative expenses	10.7	10.9	11.9
Research and development expenses	3.9	3.7	3.3
Bad debt expenses	0.9	0.2	0.1
Write-down of impaired assets	0.7	--	--
Income from operations	12.6	14.7	14.6
Net income	8.1% ===	9.4% ===	9.1% ===

Overview of 2000 and Outlook

    In 2000, the Company had a difficult year. The first two quarters of the year were very strong with growth in diluted earnings per share of 15% and 16%, respectively. As a result of weakness in the second half in the paper, steel and construction industries, and approximately $10.5 million in charges, which are described below, diluted earnings per share declined 8% for the year as compared with the prior year. The Company expects continued weakness in the first half of 2001.

     During the second half of 2000, economic trends in the industries the Company serves, particularly in the United States, deteriorated significantly.

  Three paper mills at which the Company has satellite precipitated calcium carbonate (PCC) plants announced their intention to shut down, two owned by International Paper Company and one by Plainwell Inc., which filed a Chapter 11 bankruptcy petition. Other paper makers reduced inventories as a result of weaker paper demand.
  The domestic steel industry experienced an extreme downturn: domestic steel production, which increased approximately 13% in the first half of 2000, decreased approximately 12% in the fourth quarter. Several steel manufacturers, including two major customers of the Company, filed for bankruptcy protection.
  The construction and automotive industries were also affected adversely by the weaker economy and higher energy costs.

     As a consequence of these adverse events the Company recorded a $4.9 million write-down of impaired assets related to the three satellite PCC plants at paper mills that have ceased or will cease operations. The Company also recognized $5.6 million in additional bad debt expenses, primarily related to the bankruptcies of major customers in the steel, paper and construction industries.

     The Company adhered to its strategy of expanding its PCC product line within the Specialty Minerals segment. The Company commenced operations at two new satellite PCC plants, one in Japan and the other in Brazil and began operations at a major three-unit expansion of a satellite PCC plant in Portugal. Together, these plants have production capacity equivalent to approximately seven satellite units. (A satellite unit is equivalent to annual production capacity of between 25,000 and 35,000 tons of PCC.) The Company also added another eight units of volume in 2000 through various expansions at existing satellite facilities. In January 2001, the Company announced a new contract with Great Northern Paper Company in Millinocket, Maine to construct a two-unit satellite plant using the Company's patented ATTM PCC technology. This plant is expected to be in operation in the third quarter of 2001. The ATTM PCC technology continues to show growth and the groundwood sector of the worldwide paper industry continues to show widespread interest in this product. The Company presently serves 14 groundwood paper mills on 24 paper machines around the world. As a result, sales of PCC as a percentage of the Company's total net sales, which were 37% in 1992, had risen to approximately 60% by 2000.

     The Company expects additional expansions at existing satellite PCC plants to occur in 2001 and also expects to sign contracts for new satellite PCC plants.

In 2001, the Company plans to continue its focus on the following growth strategies for the PCC product line:

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

     On February 23, 2001, the Company signed an agreement to purchase the refractories business of Martin Marietta Magnesia Specialties Inc. for $34 million. This transaction is expected to close within the second quarter of 2001. Net sales of this business for the year ended December 31, 2000 were approximately $57 million.

     The Company will continue to emphasize specialty products in its Refractories segment and to develop and commercialize products, processes and equipment resulting from its research and development efforts.

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

Results of Operations

Net Sales
Dollars in Millions	2000	Growth	1999	Growth	1998
Net sales	$670.9	1.3%	$662.5	4.9%	$631.6

     Worldwide net sales in 2000 increased 1.3% from the previous year to $670.9 million. The stronger U.S. dollar had an unfavorable effect of approximately 2 percentage points of sales growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, grew 1.4% to $486.3 million compared with $479.4 million for the same period in 1999. Sales in the Refractories segment grew approximately 1% over the previous year to $184.6 million. In 1999, worldwide net sales increased 4.9% over the prior year to $662.5 million. Specialty Minerals segment sales increased 7.9% and Refractories segment sales decreased 2.2% in 1999.

     Worldwide net sales of PCC in 2000 increased 1.9% to $399.2 million from $391.9 million in the prior year. Foreign exchange had an unfavorable impact on PCC sales of approximately $7.9 million or 2 percentage points of growth. The increase in PCC sales was primarily attributable to the commencement of operation at two new satellite PCC plants, the ramp-up of two satellite plants that began operations in 1999, and to volume increases and expansions at several long-standing PCC plants. This growth was partially offset by a 10% decline in sales of Specialty PCC, which is used for non-paper applications, and by weakness in the paper industry in the second half of 2000. PCC sales in 1999 increased 10.2% to $391.9 million from $355.5 million in 1998. This growth was primarily attributable to the start-up of operations at two of the Company's largest satellite plants in 1999. In addition, a full year of operations at several satellite PCC plants that began operations in 1998 and volume increases from the Company's long-standing satellite PCC plants also contributed to the sales growth.

     Net sales of Processed Minerals products in 2000 decreased slightly to $87.1 million from $87.5 million in 1999. This decline was attributable primarily to a slowdown in the construction-related industries. Net sales of Processed Minerals from ongoing operations in 1999 increased slightly. In April 1998, the Company divested its Midwest limestone business in Port Inland, Michigan. References to ongoing operations exclude the results from this facility.

     Net sales in the Refractories segment in 2000 increased approximately 1% to $184.6 million from $183.1 million in the prior year. Foreign exchange had an unfavorable impact on Refractories sales of approximately $4.1 million or 2 percentage points of growth. Unfavorable economic conditions in the worldwide steel industry in the second half of 2000 reduced the 9% sales growth experienced by this product line in the first six months of 2000. In 1999, net sales in the Refractories segment decreased 2.2% from the prior year.

     Net sales in the United States decreased less than 1%. This decrease was attributable to the aforementioned weakness in the steel, paper and construction industries. Foreign sales in 2000 increased 4.7% as a result of the continued international expansion of the Company's PCC product line. In 1999, domestic net sales from ongoing operations were 4.2% higher than in the prior year as a result of increased sales in the Specialty Minerals segment. Foreign sales were approximately 7.1% greater than in the prior year, primarily due to growth in the PCC product line.

Operating Costs and Expenses
Dollars in Millions	2000	Growth	1999	Growth	1998

Cost of goods sold	$477.5	2.3%	$466.7	5.4%	$442.6
Marketing and administrative	$ 71.4	(1.1%)	$ 72.2	(3.9%)	$ 75.1
Research and development	$ 26.3	6.0%	$ 24.8	18.1%	$ 21.0
Bad debt expenses	$ 6.0	*	$ 1.2	*	$ 0.5
Write-down of impaired assets	$ 4.9	*	$ --	*	$ --

* Percentage not meaningful

     Cost of goods sold was 71.2% of sales compared with 70.5% in the prior year. This increase was primarily attributable to the softening of market conditions in the steel, paper and construction industries in the second half of 2000. In addition, the Company was adversely impacted by higher energy costs, the unfavorable impact of foreign exchange, and costs associated with the delayed ramp-up of the Company's new merchant manufacturing plant in Mississippi. Cost of goods sold in 1999 was 0.4 percentage points higher than in the prior year.

     Marketing and administrative costs decreased 1.1% to $71.4 million and were 10.7% of net sales. In 1999, marketing and administrative costs decreased 3.9% to $72.2 million and were 10.9% of net sales.

     Research and development expenses during 2000 increased 6.0% to $26.3 million and represented 3.9% of net sales. A planned increase to develop SYNSIL™ products, a family of synthetic silicate products for the glass industry, was the primary reason for the expense growth in 2000 and 1999.

     The Company recognized additional bad debt expenses of $5.6 million in the fourth quarter of 2000. This charge was primarily related to bankruptcy filings by several of the Company's major customers serving the steel, paper and construction industries.

     During the fourth quarter of 2000, the Company recorded a write-down of impaired assets of $4.9 million for three satellite precipitated calcium carbonate plants at paper mills that have ceased or will cease operations.
Income from Operations
Dollars in Millions	2000	Growth	1999	Growth	1998
Income from operations	$84.8	(13.0%)	$97.5	5.5%	$92.4

     Income from operations in 2000 decreased 13.0% to $84.8 million from $97.5 million in 1999. This decrease was due primarily to weakness in the three major industries the Company serves and to the aforementioned additional bad debt expenses and write-down of impaired assets. In 1999, income from operations rose 5.5% to $97.5 million from $92.4 million in 1998. This increase was due primarily to slightly improved profitability in the PCC product line within the Specialty Minerals segment, and to improved profitability in the Refractories segment.
Non-Operating Deductions
Dollars in Millions	2000	Growth	1999	Growth	1998
Non-operating deductions, net	$(5.0)	--	$(5.0)	(18.0%)	$(6.1)

     Non-operating deductions were approximately the same as in the prior year. Gross interest expense was 18% higher than the prior year but was partially offset by interest capitalized on major construction projects. Non-operating deductions in 1999 decreased from the prior year due primarily to lower foreign exchange losses. Gross interest costs decreased 13.5% from 1998 to $6.1 million. However, interest income was also lower than in the prior year.
Provision for Taxes on Income
Dollars in Millions	2000	Growth	1999	Growth	1998
Provision for taxes on income	$23.7	(18.0%)	$28.9	5.5%	$27.4

     The effective tax rate decreased to 29.8% in 2000 compared with 31.3% in 1999. This decrease was due to higher depletion deductions as a percentage of income before taxes and the mix of profit by country. The effective tax rate was 31.7% in 1998.
Minority Interests
Dollars in Millions	2000	Growth	1999	Growth	1998
Minority interests	$1.8	20.0%	$1.5	(16.7%)	$1.8

     The consolidated joint ventures continue to operate profitably. The decrease in the provision for minority interests in 1999 was primarily due to foreign exchange losses.
Net Income
Dollars in Millions	2000	Growth	1999	Growth	1998
Net income	$54.2	(12.7%)	$62.1	8.6%	$57.2

     Net income decreased 12.7% in 2000 to $54.2 million. In 1999, net income increased 8.6% to $62.1 million. Earnings per common share, on a diluted basis, decreased 8% to $2.58 in 2000 as compared with $2.80 in the prior year.

Liquidity and Capital Resources

     The Company's financial position remained strong during 2000. Cash flows in 2000 were provided from operations and short-term and long-term financing. The cash was applied principally to fund approximately $103.3 million of capital expenditures, acquire a German producer of advanced laser scanning devices for the Refractories segment, repurchase $43.0 million of common shares for treasury, and repay short-term and long-term debt. Cash provided from operating activities amounted to $91.1 million in 2000, $130.2 million in 1999 and $117.0 million in 1998. The reduction in cash provided from operating activities in 2000 was primarily attributable to a decrease in working capital.

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT. K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility in Mississippi for the production of Specialty PCC. The Company selected the variable rate option for this borrowing and the average interest rate was approximately 7.18% for the period ended December 31, 2000.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the year ended December 31, 2000 was approximately 4.33%.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rate for the year ended December 31, 2000 was approximately 4.33%.

     On February 26, 1998, the Company's Board of Directors ("Board") authorized a $150 million stock repurchase program. The stock is being purchased on the open market from time to time. As of January 28, 2001, the Company had repurchased approximately 3.1 million shares under this program, at an average price of approximately $44 per share.

     The Company expects to complete its current share repurchase program in the second quarter of 2001. The Board has authorized the Company's Management Committee to repurchase up to $25 million in additional shares per year over the next three-year period, at its discretion.

     The Company has approximately $85 million in uncommitted short-term bank credit lines, of which $48.1 million was in use at December 31, 2000. The Company anticipates that capital expenditures for 2001 should approximate $100 million, principally related to the construction of satellite PCC plants, and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet its long-term financing requirements from internally generated funds, the aforementioned uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

     Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipates," "will," and words and terms of similar substance, used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

     The Company cannot guarantee that the outcomes suggested in any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Item 1.

     Several acquisitions in the paper industry have taken place in the last two years. Such acquisitions could result in partial or total closure of some paper mills at which the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in paper production and associated purchases of PCC shifting to another location served by the Company. There can be no assurance, however, that this will occur. In addition, such acquisitions concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase competitive pressure on their suppliers, such as the Company. Such increased pressure could have an adverse effect on the Company's results of operations in the future.

     The Company's largest customer, International Paper Company, has decided to reduce U.S. production capacity by closing two paper mills in which the Company has satellite PCC plants. These paper mills are located in Mobile, Alabama, and Lock Haven, Pennsylvania. In addition, Plainwell Inc. filed for bankruptcy protection and closed its paper mill in Plainwell, Michigan. The Company operates a small satellite PCC plant at that location. As a result of these plant closings, the Company recorded a $4.9 million write-down of impaired assets.

     Excluding the plants to be closed, there are three satellite locations, serving two customers, at which our contracts have recently expired or are due to expire by the end of 2001. The Company continues to supply PCC at all of these locations and expects to negotiate long-term contract extensions at all of them. There is no assurance, however, that these negotiations will be successful.

     Inflation

     Historically, inflation has not had a material adverse effect on the Company. The contracts pursuant to which the Company constructs and operates its satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation.

     Cyclical Nature of Customers' Businesses

     The bulk of the Company's sales are to customers in the paper manufacturing, steel manufacturing industries and construction industries, which have historically been cyclical. These industries encountered difficulties in 2000. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, the Company's operating results to date have not been materially affected by the difficult economic environment. However, we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative effect on the Company's financial position or results of operations.

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by January 1, 2001. Adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

     The Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement was effective in the fourth quarter of 2000 and all prior periods were reclassified to comply with the classification guidelines of this issue. EITF Issue 00-10 stipulates that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be classified as revenue. In addition, costs incurred for shipping and handling should preferably be classified as costs of goods sold. The Company has historically recorded the net costs of shipping and handling in marketing and administrative expenses since the majority of such costs are a direct pass-through of costs to the customer. Adjustments were reflected in the statement of income and related footnotes in order to comply with this pronouncement.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during 2000, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2000, the Company had open forward exchange contracts to purchase $0.8 million of foreign currencies. These contracts mature on March 31, 2001. The fair value of these instruments was not significant at December 31, 2000.

Item 8. Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names and ages, as of December 31, 2000, of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.
Name	Age	Position
Paul R. Saueracker	58	Chief Executive Officer of the Company
Anton Dulski	59	Chief Operating Officer of the Company
Neil M. Bardach	52	Vice President, Finance and Chief Financial Officer; Treasurer
Howard R. Crabtree	56	Vice President, Organization & Human Resources
Michael A. Cipolla	43	Controller and Chief Accounting Officer
S. Garrett Gray	62	Vice President, General Counsel and Secretary
William A. Kromberg	55	Vice President, Taxes

     Paul R. Saueracker was elected Chief Executive Officer on December 31, 2000; prior to that he was a President of the Company since August 2000, Senior Vice President from 1999 to 2000, and Vice President of the Company from 1994 to 1999. He has served as President of Specialty Minerals Inc. since 1994. Mr. Saueracker is a former President of the Pulverized Minerals Division of the National Stone Association and a member of the Technical Association of the Pulp and Paper Industry and the Paper Industry Management Association. He is also a member of the board of trustees of the Institute of Paper Science and Technology located in Atlanta, Georgia.

     Anton Dulski was elected Chief Operating Officer of the Company in October 2000; prior to that he was appointed a Senior Vice President of the Company in 1999; and was a Vice President of the Company since 1996. He has also served as President of Minteq International Inc. since 1996. From 1993 to 1995 he was Senior Vice President of Minteq with responsibility for European operations.

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

     Michael A. Cipolla has served as Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of February 1, 2001" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and Independent Auditors' Report are set forth on pages F-2 to F-21.

Consolidated Balance Sheet as of December 31, 2000 and 1999
Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998
Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000,
1999 and 1998
Notes to the Consolidated Financial Statements
Independent Auditors' Report

2. Financial Statement Schedule. The following financial statement schedule is filed as part of this Report:
Page
Schedule II -	Valuation and Qualifying Accounts	S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.
3.1	- Restated Certificate of Incorporation of the Company (1)
3.2	- Restated By-Laws of the Company (12)
3.3	- Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4

- Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (10)

4.1	- Specimen Certificate of Common Stock (1)
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (4)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	- Form of Employment Agreement, together with schedule relating to executed Employment Agreements
10.5(a)	- Form of Employment Agreement, together with schedule relating to executed Employment Agreements
10.6	- Form of Severance Agreement, together with schedule relating to executed Severance Agreements
10.6(a)	- Form of Severance Agreement, together with schedule relating to executed Severance Agreements
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (5)
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended February 26, 1998 (6)
10.9	- Company Stock and Incentive Plan, as amended and restated as of January 28, 1999 (6)
10.10	- Company Retirement Annuity Plan, as amended and restated effective February 26, 1998 (6)
10.11	- Company Nonfunded Supplemental Retirement Plan, as amended January 28, 1999 (6)
10.12	- Company Savings and Investment Plan, as amended and restated effective April 22, 1999 (6)
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended January 28, 1999 (6)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (7)
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
    [RESERVED]
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
    [RESERVED]
    Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 2000.

(b)     Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of 2000.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/ Paul R. Saueracker
Paul R. Saueracker Chief Executive Officer

March 20, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE
TITLE
DATE

/s/Paul R. Saueracker
Chief Executive Officer (principal executive officer) and Director
March 20, 2001
Paul R. Saueracker

/s/Neil M. Bardach
Vice President-Finance and Chief Financial Officer; Treasurer (principal financial officer)
March 20, 2001
Neil M. Bardach

/s/Michael A. Cipolla
Controller and Chief Accounting Officer (principal accounting officer)
March 20, 2001
Michael A. Cipolla

22

/s/Jean-Paul Valles
Chairman of the Board of Directors
March 20, 2001
Jean-Paul Valles

/s/John B. Curcio
Director
March 20, 2001
John B. Curcio

/s/Steven J. Golub
Director
March 20, 2001
Steven J. Golub

/s/Kristina M. Johnson
Director
March 20, 2001
Kristina M. Johnson

/s/Paul M. Meister
Director
March 20, 2001
Paul M. Meister

/s/Michael F. Pasquale
Director
March 20, 2001
Michael F. Pasquale

/s/William C. Steere, Jr.
Director
March 20, 2001
William C. Steere, Jr.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Consolidated Balance Sheet as of December 31, 2000 and 1999	F-2

Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998	F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-4

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998	F-5

Notes to Consolidated Financial Statements	F-6

Independent Auditors' Report	F-21

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEET (thousands of dollars)
	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ 6,692	$ 20,378
Accounts receivable, less allowance for doubtful accounts: 2000 - $2,898; 1999 - $3,100	116,192	118,327
Inventories	71,883	67,427
Other current assets	20,590	13,815
Total current assets	215,357	219,947

Property, plant and equipment, less accumulated depreciation and depletion	548,209	521,996
Other assets and deferred charges	36,266	27,188
Total assets	$ 799,832 =======	$ 769,131 =======

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$ 48,105	$ --
Current maturities of long-term debt	765	13,439
Accounts payable	36,153	46,703
Income taxes payable	18,124	22,839
Accrued compensation and related items	10,259	12,467
Other current liabilities	20,121	22,094
Total current liabilities	133,527	117,542

Long-term debt	89,857	75,238
Accrued postretirement benefits	19,024	19,244
Deferred taxes on income	50,438	50,015
Other noncurrent liabilities	23,347	22,056
Total liabilities	316,193	284,095

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized; issued 25,853,271 shares in 2000 and 25,705,035 shares in 1999	2,585	2,571
Additional paid-in capital	155,001	150,315
Retained earnings	579,181	527,022
Accumulated other comprehensive loss	(44,073)	(28,865)
	692,694	651,043
Less common stock held in treasury, at cost; 5,886,417 shares in 2000 and 4,819,317 shares in 1999	209,055	166,007
Total shareholders' equity	483,639	485,036

Total liabilities and shareholders' equity	$ 799,832 =======	$ 769,131 =======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (thousands of dollars, except per share data)

	Year Ended December 31,
	2000	1999	1998
Net sales	$670,917	$662,475	$631,622
Operating costs and expenses: Cost of goods sold	477,512	466,702	442,562
Marketing and administrative expenses `	71,404	72,208	75,068
Research and development expenses	26,331	24,788	21,038
Bad debt expenses	5,964	1,234	507
Write-down of impaired assets	4,900	--	--

Income from operations	84,806	97,543	92,447

Interest income	1,146	1,193	2,146
Interest expense	(5,311)	(5,141)	(5,918)
Other deductions	(869)	(1,060)	(2,333)
Non-operating deductions, net	(5,034)	(5,008)	(6,105)

Income before provision for taxes on income and minority interests	79,772	92,535	86,342
Provision for taxes on income	23,735	28,920	27,360
Minority interests	1,829	1,499	1,758
Net income	$ 54,208 ======	$ 62,116 ======	$ 57,224 ======

Basic earnings per share	$ 2.65 ======	$ 2.90 ======	$ 2.57 ======
Diluted earnings per share	$ 2.58 ======	$ 2.80 ======	$ 2.50 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (thousands of dollars)

	Year Ended December 31,
Operating Activities	2000	1999	1998
Net income	$ 54,208	$ 62,116	$ 57,224
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation, depletion and amortization	60,795	58,675	53,084
Write-down of impaired assets	4,900	--	--
Loss on disposal of property, plant and equipment	257	1,041	1,650
Deferred income taxes	1,202	5,862	1,212
Bad debt expenses	5,964	1,234	507
Other	1,594	1,459	2,304
Changes in operating assets and liabilities,
net of effects of acquisitions and disposition: Accounts receivable	(7,118)	(10,432)	(691)
Inventories	(5,123)	(4,675)	(1,744)
Other current assets	(5,732)	2,215	(699)
Accounts payable	(9,455)	9,644	(3,442)
Income taxes payable	(5,275)	4,835	6,699
Other	(5,104)	(1,774)	850
Net cash provided by operating activities	91,113	130,200	116,954

Investing Activities
Purchases of property, plant and equipment	(103,286)	(73,752)	(82,450)
Proceeds from disposal of property, plant and equipment	1,396	986	556
Acquisition of business	(12,580)	--	(34,130)
Proceeds from disposition of business	--	--	32,357
Other investing activities	418	(604)	(1,954)
Net cash used in investing activities	(114,052)	(73,370)	(85,621)

Financing Activities
Proceeds from issuance of short-term and long-term debt	165,672	39,694	743
Repayment of short-term and long-term debt	(114,346)	(52,398)	(14,380)
Purchase of common shares for treasury	(43,048)	(50,884)	(42,550)
Cash dividends paid	(2,049)	(2,138)	(2,231)
Proceeds from issuance of stock under option plan	4,044	6,245	4,091
Equity and debt proceeds from minority interests	--	1,900	2,405
Other financing activities	--	(213)	--
Net cash provided by (used in) financing activities	10,273	(57,794)	(51,922)

Effect of exchange rate changes on cash and cash equivalents	(1,020)	645	(239)

Net decrease in cash and cash equivalents	(13,686)	(319)	(20,828)
Cash and cash equivalents at beginning of year	20,378	20,697	41,525
Cash and cash equivalents at end of year	$ 6,692 =======	$ 20,378 =======	$ 20,697 =======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Par Value				Shares	Cost

Balance as of January 1, 1998	25,370	$2,537	$139,113	$412,264	$(14,344)	(2,830)	$(72,573)	$466,997
Comprehensive income:
Net income	--	--	--	57,224	--	--	--	57,224
Currency translation adjustment	--	--	--	--	4,759	--	--	4,759
Unrealized holding losses, net of tax	--	--	--	--	(27)	--	--	(27)
Total comprehensive income	--	--	--	57,224	4,732	--	--	61,956

Dividends declared	--	--	--	(2,231)	--	--	--	(2,231)
Employee benefit transactions	164	16	4,075	--	--	--	--	4,091
Income tax benefit arising from employee stock option plans	--	--	900	--	--	--	--	900
Purchase of common stock	--	--	--	--	--	(891)	(42,550)	(42,550)
Balance as of December 31, 1998	25,534	2,553	144,088	467,257	(9,612)	(3,721)	(115,123)	489,163
Comprehensive income:
Net income	--	--	--	62,116	--	--	--	62,116
Currency translation adjustment	--	--	--	--	(19,167)	--	--	(19,167)
Reclassification adjustment of unrealized holding gains, net of tax	--	--	--	--	(86)	--	--	(86)
Total comprehensive income	--	--	--	62,116	(19,253)	--	--	42,863

Dividends declared	--	--	--	(2,138)	--	--	--	(2,138)
Redemption of stock rights	--	--	--	(213)	--	--	--	(213)
Employee benefit transactions	171	18	5,232	--	--	--	--	5,250
Income tax benefit arising from employee stock option plans	--	--	995	--	--	--	--	995
Purchase of common stock	--	--	--	--	--	(1,098)	(50,884)	(50,884)

Balance as of December 31, 1999	25,705	2,571	150,315	527,022	(28,865)	(4,819)	(166,007)	485,036
Comprehensive income:
Net income	--	--	--	54,208	--	--	--	54,208
Currency translation adjustment	--	--	--	--	(15,208)	--	--	(15,208)
Total comprehensive income	--	--	--	54,208	(15,208)	--	--	39,000

Dividends declared	--	--	--	(2,049)	--	--	--	(2,049)
Employee benefit transactions	148	14	4,030	--	--	--	--	4,044
Income tax benefit arising from employee stock option plans	--	--	656	--	--	--	--	656
Purchase of common stock	--	--	--	--	--	(1,067)	(43,048)	(43,048)
Balance as of December 31, 2000	25,853 =====	$2,585 ====	$155,001 ======	$579,181 ======	$ (44,073) ======	(5,886) =====	$(209,055) ======	$483,639 ======
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Minerals Technologies Inc. (the "Company") and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States of America and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

     Change in Accounting Principle
     The Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement was effective in the fourth quarter of 2000 and all prior periods were reclassified to comply with the classification guidelines of this Issue. EITF Issue 00-10 stipulates that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods provided and should be reclassified as revenue. In addition, costs incurred for shipping and handling should preferably be classified as costs of goods sold. The Company has historically recorded the net costs of shipping and handling in marketing and administrative expenses since the majority of such costs are a direct pass-through of costs to the customer. The following represents shipping and handling fees reclassified to net sales and cost of goods sold by product line for the years ended December 31, 2000, 1999 and 1998, respectively, and reclassifications from marketing and administrative expenses to cost of goods sold. These adjustments are reflected in the statement of income and related footnotes in order to comply with the new pronouncement.

Thousands of Dollars	Year Ended December 31,
	2000	1999	1998
Shipping and Handling included in Net Sales:
PCC	$ 9,063	$ 8,445	$ 6,075
Processed Minerals	10,204	9,262	9,293
Specialty Minerals Segment	19,267	17,707	15,368
Refractories Segment	7,047	7,249	7,061
Consolidated	26,314 =====	24,956 =====	22,429 =====

Shipping and Handling included in Cost of Sales:
Specialty Minerals Segment	20,992	20,279	18,233
Refractories Segment	7,790	7,783	7,771
Consolidated	28,782 =====	28,062 =====	26,004 =====

Reclassifications from marketing and administrative expenses	(2,468) =====	(3,106) =====	(3,575) =====

Impact on operating income	$ -- ======	$ -- ======	$ -- ======

     Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $0.8 million and $9.0 million at December 31, 2000 and 1999, respectively.

     Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Accounting for the Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. During the fourth quarter of 2000, the Company recorded a write-down of impaired assets of $4.9 million, based upon discounted future cash flows, for three satellite precipitated calcium carbonate plants at paper mills that have ceased or will cease operations.

     Goodwill
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 20-25 years. Periodically, the Company reviews the recoverability of goodwill. The determination of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment existed at December 31, 2000.

     Revenue Recognition
     Revenue from sales of product is recognized at the time the goods are shipped and title passes to the customer.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Reclassifications
     Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:
Thousands of Dollars	2000	1999	1998
Domestic	$ 51,098	$ 65,101	$ 59,428
Foreign	28,674	27,434	26,914
Total income before provision for income taxes	$ 79,772 ======	$ 92,535 ======	$ 86,342 ======

     The provision for taxes on income consists of the following:
Thousands of Dollars	2000	1999	1998
Domestic
Taxes currently payable Federal	$ 11,741	$ 12,552	$ 15,714
State and local	2,380	2,735	3,084
Deferred income taxes	406	4,069	(524)
Domestic tax provision	14,527	19,356	18,274

Foreign
Taxes currently payable	8,412	7,771	7,350
Deferred income taxes	796	1,793	1,736
Foreign tax provision	9,208	9,564	9,086
Total tax provision	$ 23,735 ======	$ 28,920 ======	$ 27,360 ======

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2000	1999	1998
U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(5.0)	(4.1)	(3.5)
Difference between tax provided on foreign earnings and the U.S. statutory rate	(1.0)	(0.7)	(0.4)
State and local taxes	1.9	2.6	2.0
Tax credits	(1.3)	(1.9)	(2.2)
Other	0.2	0.4	0.8
Consolidated effective tax rate	29.8% ===	31.3% ===	31.7% ===

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2000	1999
Deferred tax assets:
Pension and postretirement benefits cost reported for financial statement purposes in excess of amounts deductible for tax purposes	$ 4,123	$ 5,219
State and local taxes	2,869	2,935
Accrued expenses	2,489	2,747
Other	3,657	3,778
Total deferred tax assets	13,138	14,679

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	61,114	60,838
Other	2,462	3,856
Total deferred tax liabilities	63,576	64,694

Net deferred tax liabilities	$50,438 =====	$50,015 =====

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     Net cash paid for income taxes was $24.9 million, $14.7 million, and $18.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $82.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2000 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $2.0 million.

     Net foreign currency exchange losses, included in other deductions in the Consolidated Statement of Income, were $425,000, $427,000, and $932,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2000	1999
Raw materials	$24,717	$25,049
Work in process	7,541	5,171
Finished goods	20,700	19,913
Packaging and supplies	18,925	17,294
Total inventories	$71,883 =====	$67,427 =====

Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2000	1999
Land	$ 20,664	$ 21,998
Quarries/mining properties	22,455	20,211
Buildings	135,146	121,435
Machinery and equipment	710,794	681,060
Construction in progress	54,330	43,726
Furniture and fixtures and other	71,354	66,613
	1,014,743	955,043
Less: Accumulated depreciation and depletion	466,534	433,047
	$ 548,209 =======	$521,996 ======

Acquisitions and Divestiture

     In April 2000 the Company acquired, for approximately $12.6 million, Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instrumentation specially designed for the steel industry. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $5 million, which is being amortized on a straight-line basis over 20 years.

     On April 30, 1998 the Company acquired, for approximately $34 million in cash, a precipitated calcium carbonate (PCC) manufacturing facility in the United Kingdom from Rhodia Limited. This acquisition allowed the Company to establish a base for its specialty PCC business in Europe. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $8 million, which is being amortized on a straight-line basis over 25 years.

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

     Available-for-sale securities:

     Available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair values are based on quoted market prices and are as follows:
Thousands of Dollars	2000		1999			1998
	Market Value	Gross Unrealized Holding Gains	Market Value	Gross Unrealized Holding Gains	Market Value	Gross Unrealized Holding Gains

Common Stock	$ --	$ --	$ --	$ --	$389	$174

     The Company recognized gains from sale of securities aggregating $174,000 in 1999. The unrealized holding gains, net of taxes, were $86,000 at December 31, 1998 and are included in accumulated other comprehensive loss in the statement of shareholders' equity.

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

     If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2000, the Company had open forward exchange contracts to purchase $0.8 million of foreign currencies. These contracts mature on March 31, 2001. The fair value of these instruments was not significant at December 31, 2000.

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

     The Company recognized an additional bad debt expense of $5.6 million in the fourth quarter of 2000. This charge was primarily related to bankruptcy filings by several of the Company's major customers serving the steel, paper and construction industries. Total bad debt expense for the years ended December 31, 2000, 1999 and 1998 was $6.0 million, $1.2 million and $0.5 million, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt and Commitments

     The following is a summary of long-term debt:
Thousands of Dollars	2000	1999
6.04% Guarantied Senior Notes Due June 11, 2000	$ --	$ 13,000
7.49% Guaranteed Senior Notes Due July 24, 2006	50,000	50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	10,057	--
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bond Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bond Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	--
Other borrowings	765	877
	90,622	88,677
Less: Current maturities	765	13,439
Long-term debt	$ 89,857 ======	$ 75,238 ======

     On June 28, 1993, through a private placement, the Company issued $65 million of 6.04% Guarantied Senior Notes (the "Notes") due June 11, 2000. The proceeds from the sale of the Notes were used to finance the purchase of 2.5 million shares of treasury stock, and for other corporate purposes. Interest on the Notes is payable semi-annually. On June 11, 2000 the Company remitted its final principal payment.

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

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT. K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 4.33% and 3.44% for the years ended December 31, 2000 and 1999, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 4.33% and 3.52% for the years ended December 31, 2000 and the period ended December 31, 1999, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 4.33% and 3.42% for the years ended December 31, 2000 and 1999, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 4.33% and 4.62% for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 7.18% for the period ended December 31, 2000.

     The aggregate maturities of long-term debt are as follows: 2001 - $0.8 million; 2002 - $0.8 million; 2003 - $1.4 million; 2004 - $2.3 million; 2005 - $2.5 million; thereafter - $82.8 million.

     The Company had available approximately $85 million in uncommitted, short-term bank credit lines, of which $48.1 million was in use at December 31, 2000. The interest rate for these borrowings was approximately 7% for the year ended December 31, 2000. There were no borrowings on these credit lines at December 31, 1999.

     During 2000, 1999 and 1998, respectively, the Company incurred interest costs of $7,232,000, $6,098,000, and $7,047,000 including $1,921,000, $957,000, and $1,129,000, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2000 and 1999 is as follows:
	Pension Benefits		Other Benefits
Millions of Dollars	2000	1999	2000	1999

Change in benefit obligation
Benefit obligation at beginning of year	$ 86.8	$ 92.7	$ 16.6	$ 16.8
Service cost	5.1	5.2	0.9	1.0
Interest cost	6.9	6.0	1.3	1.1
Actuarial (gain) loss	6.6	(8.0)	0.9	(1.7)
Benefits paid	(5.9)	(8.6)	(0.7)	(0.6)
Acquisitions	7.1	--	--	--
Other	(1.7)	(0.5)	--	--
Benefit obligation at end of year	$104.9 =====	$ 86.8 =====	$ 19.0 =====	$ 16.6 =====
Change in plan assets
Fair value of plan assets at beginning of year	$ 97.5	$ 92.0	$ --	$ --
Actual return on plan assets	1.4	10.1	--	--
Employer contributions	10.2	5.2	0.7	0.6
Plan participants' contributions	0.2	0.2	--	--
Benefits paid	(5.9)	(8.6)	(0.7)	(0.6)
Acquisitions	8.7	--	--	--
Other	(1.6)	(1.4)	--	--
Fair value of plan assets at end of year	$110.5 ====	$ 97.5 =====	$ -- ======	$ -- =====

Funded status	$ 5.6	$ 10.7	$(19.0)	$(16.6)
Unrecognized transition amount	0.9	1.6	--	--
Unrecognized net actuarial (gain) loss	(0.5)	(13.6)	2.1	1.2
Unrecognized prior service cost	5.5	5.9	(2.1)	(3.8)
Prepaid (accrued) benefit cost	$ 11.5 =====	$ 4.6 =====	$(19.0) ====	$(19.2) ====
F-13

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits	Other Benefits
Millions of Dollars	2000	1999	2000	1999
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$ 14.9	$ 11.2	$ --	$ --
Accrued benefit liabilities	(6.6)	(10.0)	(19.0)	(19.2)
Intangible asset	1.7	1.8	--	--
Accumulated other comprehensive loss	1.5	1.6	--	--
Net amount recognized	$ 11.5 ====	$ 4.6 =====	$(19.0) ====	$(19.2) ====

     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of
December 31 are as follows:
	2000	1999	1998
Discount rate	7.50%	7.75%	6.75%
Expected return on plan assets	9.50%	9.00%	9.00%
Rate of compensation increase	4.00%	4.50%	4.00%

     For measurement purposes, health care cost trend rates of approximately 8.50% for pre-age-65 and post-age-65 benefits were used in 2000. These trend rates were assumed to decrease gradually to 5.3% for 2005 and remain at that level thereafter.

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Other Benefits
Millions of Dollars	2000	1999	1998	2000	1999	1998
Service cost	$ 5.1	$ 5.2	$ 4.8	$ 0.9	$ 1.0	$ 0.9
Interest cost	6.9	6.0	5.7	1.3	1.1	1.0
Expected return on plan assets	(9.3)	(7.9)	(7.3)	--	--	--
Amortization of transition amount	0.7	0.7	0.7	--	--	--
Amortization of prior service cost	0.4	0.5	0.4	(1.7)	(1.7)	(1.7)
Recognized net actuarial gain	(0.5)	--	(0.6)	--	--	--
Net periodic benefit cost	$ 3.3 ====	$ 4.5 ====	$ 3.7 ====	$ 0.5 ====	$ 0.4 ====	$ 0.2 ====

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

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	$ 3,000	$ (3,000)
Effect on postretirement benefit obligation	$ 40,000	$(40,000)

Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.0 million, $3.0 million and $3.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

     Rent expense amounted to approximately $5.1 million, $4.6 million, and $3.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total future minimum rental commitments under all noncancelable leases for the years 2001 through 2005 and thereafter are approximately $2.7 million, $2.5 million, $2.4 million, $2.2 million, $2.2 million and $10.8 million, respectively.

     Total future minimum payments to be received under direct financing leases for the years 2001 through 2005 and thereafter are approximately $0.2 million, $0.2 million, $0.2 million, 0.2 million, $0.2 million and $2.7 million, respectively.

Litigation

     Under the terms of certain agreements entered into in connection with the reorganization prior to the initial public offering of the Company's common stock in October 1992, Pfizer Inc ("Pfizer") and its wholly owned subsidiary, Quigley Company, Inc. ("Quigley") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

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

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 19,966,854 shares and 20,885,718 shares were outstanding at December 31, 2000 and 1999, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $2.0 million or $0.10 per common share were paid during 2000. In January 2001, a cash dividend of approximately $0.5 million or $0.025 per share, was declared, payable in the first quarter of 2001.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares in a change-of-control situation. The preferred stock, in addition to a preferred dividend and liquidation right, will entitle the holder to vote on a pro rata basis with the Company's common stock.

     The rights are redeemable by the Company at a fixed price until 10 days or longer, as determined by the Board, after certain defined events or at any time prior to the expiration of the rights on October 26, 2002 if such events do not occur.

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

     The following table summarizes stock option activity for the Plan:
		Under Option
			Weighted Average
	Shares Available		Exercise Price
	For Grant	Shares	Per Share ($)
Balance January 1, 1998	1,125,364	1,628,017	26.41
Authorized	1,500,000	--	--
Granted	(22,500)	22,500	45.86
Exercised	--	(162,835)	25.17
Canceled	27,451	(27,451)	30.48
Balance December 31, 1998	2,630,315	1,460,231	26.77
Granted	(1,322,151)	1,322,151	39.57
Exercised	--	(170,195)	25.72
Canceled	31,388	(31,388)	38.90
Balance December 31, 1999	1,339,552	2,580,799	33.25
Granted	(107,000)	107,000	50.34
Exercised	--	(148,148)	28.20
Canceled	20,437	(20,437)	39.26
Balance December 31, 2000	1,252,989 =======	2,519,214 =======	34.23 ====

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share as if the Company adopted the fair-value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	2000	1999	1998
Expected life (years)	7	7	5
Interest rate	5.03%	6.65%	5.03%
Volatility	31.13%	28.20%	28.10%
Expected dividend yield	0.20%	0.25%	0.22%

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2000, 1999 and 1998 were $21.85, $17.69 and $15.47 per share, respectively. Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 2000, 1999 and 1998 were as follows:
Millions of Dollars, Except Per Share Amounts
		2000	1999	1998
Net income	As reported	$ 54.2	$ 62.1	$57.2
	Pro forma	$ 49.4	$ 57.6	$55.5

Basic earnings per share	As reported	$ 2.65	$ 2.90	$2.57
	Pro forma	$ 2.41	$ 2.69	$2.49

Diluted earnings per share	As reported	$ 2.58	$ 2.80	$2.50
	Pro forma	$ 2.35	$ 2.60	$2.42

     The following table summarizes information concerning Plan options outstanding at December 31, 2000:
Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/00	Term (Years)	Price	at 12/31/00	Price
$22.625 - 29.375	579,273	2.1	$22.87	579,273	$22.87
$30.625 - 52.375	1,939,941	7.0	$37.61	1,006,214	$34.66

Earnings Per Share (EPS)
Thousands of Dollars, Except Per Share Amounts

Basic EPS	2000	1999	1998

Net income	$54,208	$62,116	$57,224

Weighted average shares outstanding	20,479	21,394	22,281

Basic earnings per share	$ 2.65 ======	$ 2.90 ======	$ 2.57 ======

Diluted EPS	2000	1999	1998

Net income	$54,208	$62,116	$57,224

Weighted average shares outstanding	20,479	21,394	22,281
Dilutive effect of stock options	525	756	645
Weighted average shares outstanding, adjusted	21,004	22,150	22,926

Diluted earnings per share	$ 2.58 ======	$ 2.80 ======	$ 2.50 ======

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
				Accumulated
	Currency	Minimum	Unrealized	Other
	Translation	Pension	Holding	Comprehensive
	Adjustment	Liability	Gains	Income (Loss)

Balance at January 1, 1998	$(13.5)	$(1.0)	$ 0.1	$(14.4)
Current year change	4.8	--	--	4.8

Balance at December 31, 1998	(8.7)	(1.0)	0.1	(9.6)
Current year change	(19.2)	--	(0.1)	(19.3)

Balance at December 31, 1999	(27.9)	(1.0)	--	(28.9)
Current year change	(15.2)	--	--	(15.2)

Balance at December 31, 2000	$(43.1) ===	$(1.0) ===	-- ===	$(44.1) ===

     The tax benefit associated with items included in other comprehensive income (loss) was approximately $0.5 million for each of the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 13% and 10% of consolidated net sales in 2000 and 1999, respectively, and less than 10% of consolidated net sales in 1998. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2000, 1999 and 1998 was as follows (in millions):
	2000
	Specialty Minerals	Refractories	Total
Net sales	$486.3	$184.6	$670.9
Income from operations	61.4	23.4	84.8
Depreciation, depletion and amortization	51.8	9.0	60.8
Write-down of impaired assets	4.9	--	4.9
Segment assets	612.4	169.5	781.9
Capital expenditures	95.6	7.7	103.3

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1999
	Specialty Minerals	Refractories	Total
Net sales	$479.4	$183.1	$662.5
Income from operations	70.9	26.6	97.5
Depreciation, depletion and amortization	49.1	9.6	58.7
Segment assets	563.8	169.7	733.5
Capital expenditures	61.6	7.7	69.3
	1998
	Specialty Minerals	Refractories	Total
Net sales	$444.3	$187.3	$631.6
Income from operations	66.2	26.9	93.1
Depreciation, depletion and amortization	45.3	7.8	53.1
Segment assets	562.7	167.5	730.2
Capital expenditures	63.1	9.4	72.5

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
Income before provision for taxes on income and minority interests	2000	1999	1998
Income from operations for reportable segments	$ 84.8	$ 97.5	$ 93.1
Unallocated corporate expenses	--	--	(0.7)
Consolidated income from operations	84.8	97.5	92.4
Interest income	1.1	1.2	2.1
Interest expense	(5.3)	(5.1)	(5.9)
Other deductions	(0.8)	(1.1)	(2.3)
Income before provision for taxes on income
and minority interests	$ 79.8 ====	$ 92.5 ====	$ 86.3 ====

Total assets	2000	1999	1998
Total segment assets	$781.9	$733.5	$730.2
Corporate assets	17.9	35.6	30.7

Consolidated total assets	$799.8 ====	$769.1 ====	$760.9 ====

Capital expenditures	2000	1999	1998
Total segment capital expenditures	$103.3	$ 69.3	$ 72.5
Corporate capital expenditures	--	4.5	10.0

Consolidated total capital expenditures	$103.3 ====	$ 73.8 ====	$ 82.5 ====

Financial information relating to the Company's operations by geographic area was as follows (in millions):

Net sales	2000	1999	1998
United States	$442.7	$444.5	$428.2

Canada/Latin America	62.0	57.6	60.1
Europe/Africa	116.8	117.3	106.8
Asia	49.4	43.1	36.5
Total International	228.2	218.0	203.4

Consolidated total net sales	$670.9 ====	$662.5 ====	$631.6 ====

F-19

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

Long-lived assets	2000	1999	1998
United States	$387.4	$364.0	$349.9

Canada/Latin America	31.2	27.7	34.7
Europe/Africa	112.3	106.7	116.5
Asia	37.5	31.9	31.6
Total International	181.0	166.3	182.8

Consolidated total long-lived assets	$568.4 ====	$530.3 ====	$532.7 ====

Quarterly Financial Data (unaudited)
Thousands of Dollars, Except Per Share Amounts
2000 Quarters	First	Second	Third	Fourth

Net Sales by Product Line
PCC	$ 95,033	$ 99,917	$ 99,057	$105,245
Processed Minerals	20,643	23,460	21,855	21,115
Specialty Minerals Segment	115,676	123,377	120,912	126,360
Refractories Segment	45,253	48,839	46,384	44,116

Consolidated net sales	160,929	172,216	167,296	170,476
Gross profit	46,899	52,644	48,144	45,718
Net income	15,025	17,153	15,134	6,896
Earnings per share:
Basic	0.72	0.83	0.74	0.34
Diluted	0.71	0.81	0.72	0.34
Market Price Range Per Share of Common Stock:
High	46 7/16	47 3/4	54 1/16	46 1/4
Low	36 5/8	40 3/8	41 3/8	2815/16
Close	4115/16	4111/16	4315/16	34 3/16

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

     In the fourth quarter of 2000, the Company recorded a $4.9 million write-down of impaired assets related to three satellite PCC plants at paper mills that have ceased or will cease operations. The Company also recognized $5.6 million in additional bad debt expenses, primarily related to bankruptcies of major customers in the steel, paper and construction industries.

Thousands of Dollars, Except Per Share Amounts
1999 Quarters	First	Second	Third	Fourth

Net Sales by Product Line
PCC	$ 91,238	$ 98,061	$ 97,957	$104,646
Processed Minerals	20,378	22,911	21,643	22,549
Specialty Minerals Segment	111,616	120,972	119,600	127,195
Refractories Segment	42,491	44,266	46,298	50,037

Consolidated net sales	154,107	165,238	165,898	177,232
Gross profit	44,680	49,063	48,826	53,204
Net income	13,731	15,722	15,908	16,755
Earnings per share:
Basic	0.63	0.73	0.75	0.80
Diluted	0.62	0.70	0.71	0.78
Market Price Range Per Share of Common Stock:
High	491/16	56 1/2	5613/16	509/16
Low	38 1/2	46	4313/16	37
Close	47 3/8	561/16	4313/16	401/16

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

Independent Auditors' Report

The Board of Directors and Shareholders

Minerals Technologies Inc.:

          We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
January 18, 2001

Management's Responsibility for Financial Statements and System of Internal Control

          The consolidated financial statements and all related financial information herein are the responsibility of the Company's management. The financial statements, which include amounts based on judgments, have been prepared in accordance with accounting principles generally accepted in the United States of America. Other financial information in the annual report is consistent with that in the financial statements.

          The Company maintains a system of internal control over financial reporting, which it believes provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded, and that accountability for assets is maintained. Even an effective internal control system, no matter how well designed, has inherent limitations and, therefore, can provide only reasonable assurance with respect to financial statement preparation. The system of internal control is characterized by a control-oriented environment within the Company, which includes written policies and procedures, careful selection and training of personnel, and audits by a professional staff of internal auditors.

          The Company's independent accountants have audited and reported on the Company's consolidated financial statements. Their audits were performed in accordance with auditing standards generally accepted in the United States of America.

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

Paul R. Saueracker
Chief Executive Officer

Neil M. Bardach
Vice President, Finance and Chief Financial Officer

Michael A. Cipolla
Controller and Chief Accounting Officer

January 18, 2001

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)(b)	Balance at End of Period

Year ended December 31, 2000
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,100 ====	$5,964 ====	$6,166 ====	$2,898 ====

Year ended December 31, 1999
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,720 ====	$1,234 ====	$1,854 ====	$3,100 ====

Year ended December 31, 1998
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,266 ====	$ 507 ====	$ 53 ====	$3,720 ====

(a)  Includes impact of translation of foreign currencies.
(b)  Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries.

S-1