Form 10-Q
period 2001-04-01
MINERALS TECHNOLOGIES INC
filed 2001-05-09
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

or

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

YES X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT April 20, 2001 19,563,893

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three-month periods ended April 1, 2001 and March 26, 2000	3
Condensed Consolidated Balance Sheet as of April 1, 2001 and December 31, 2000	4
Condensed Consolidated Statement of Cash Flows for the three-month periods ended April 1, 2001 and March 26, 2000	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Report	9

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	12

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	12

Item 6.
Exhibits and Reports on Form 8-K	13

Signature	14

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
(in thousands, except per share data)	April 1,	March 26,
	2001	2000
Net sales	$163,975	$160,929
Operating costs and expenses:
Cost of goods sold	120,476	114,030
Marketing and administrative expenses	18,126	17,474
Research and development expenses	5,887	5,890

Income from operations	19,486	23,535
Non-operating deductions, net	1,891	953
Income before provision for taxes on income and minority interests	17,595	22,582
Provision for taxes on income	5,457	7,081
Minority interests	480	476

Net income	$ 11,658 ======	$ 15,025 ======

Earnings per share:
Basic	$ 0.59	$ 0.72
Diluted	$ 0.58	$ 0.71

Cash dividends declared per common share	$ 0.025	$ 0.025

Shares used in the computation of earnings per share:
Basic	19,786	20,792
Diluted	20,063	21,280

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	April 1,	December 31,
	2001*	2000**
Current assets
Cash and cash equivalents	$ 8,016	$ 6,692
Accounts receivable, net	119,978	116,192
Inventories	70,785	71,883
Other current assets	23,310	20,590
Total current assets	222,089	215,357

Property, plant and equipment, less accumulated depreciation and depletion - April 1, 2001 - $475,048;
December 31, 2000 - $466,534	534,118	548,209
Other assets and deferred charges	34,383	36,266
Total assets	$790,590 ======	$799,832 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 53,539	$ 48,105
Current maturities of long-term debt	717	765
Accounts payable	35,724	36,153
Other current liabilities	46,901	48,504
Total current liabilities	136,881	133,527

Long-term debt	89,095	89,857
Other non-current liabilities	93,540	92,809
Total liabilities	319,516	316,193

Shareholders' equity:
Common stock	2,586	2,585
Additional paid-in capital	155,284	155,001
Retained earnings	590,347	579,181
Accumulated other comprehensive loss	(54,482)	(44,073)
	693,735	692,694
Less treasury stock	222,661	209,055
Total shareholders' equity	471,074	483,639

Total liabilities and shareholders' equity	$790,590 ======	$799,832 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
(thousands of dollars)	April 1,	March 26,
	2001	2000
Operating Activities
Net income	$ 11,658	$ 15,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,170	15,047
Other non-cash items	1,552	2,788
Net changes in operating assets and liabilities	(8,341)	(8,581)
Net cash provided by operating activities	21,039	24,279

Investing Activities
Purchases of property, plant and equipment	(15,992)	(22,403)
Other investing activities, net	5,387	312
Net cash used in investing activities	(10,605)	(22,091)

Financing Activities
Proceeds from issuance of short-term debt	56,086	379
Repayment of debt	(50,651)	--
Purchase of common shares for treasury	(13,606)	(10,160)
Other financing activities, net	(208)	1,553
Net cash used in financing activities	(8,379)	(8,228)

Effect of exchange rate changes on cash and cash equivalents	(731)	(1,084)

Net increase (decrease) in cash and cash equivalents	1,324	(7,124)
Cash and cash equivalents at beginning of period	6,692	20,378
Cash and cash equivalents at end of period	$ 8,016 =====	$ 13,254 =====

Interest paid	$ 3,140 =====	$ 2,248 =====

Income taxes paid	$ 1,731 =====	$ 1,794 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 -- Inventories

The following is a summary of inventories by major category:
(thousands of dollars)	April 1,	December 31,
	2001	2000
Raw materials	$24,936	$24,717
Work in process	9,015	7,541
Finished goods	19,418	20,700
Packaging and supplies	17,416	18,925
Total inventories	$70,785 =====	$71,883 =====

Note 3 -- Long-Term Debt

The following is a summary of long-term debt:
(thousands of dollars)	April 1,	December 31,
	2001	2000
7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	9,295	10,057
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	717	765
	89,812	90,622
Less: Current maturities	717	765
Long-term debt	$89,095 =====	$89,857 =====

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
	Three Months Ended
Basic EPS	April 1,	March 26,
(in thousands, except per share data)	2001	2000

Net income	$11,658	$ 15,025

Weighted average shares outstanding	19,786	20,792

Basic earnings per share	$ 0.59 =====	$ 0.72 =====
Diluted EPS
Net income	$11,658	$ 15,025

Weighted average shares outstanding	19,786	20,792
Dilutive effect of stock options	277	488

Weighted average shares outstanding, adjusted	20,063	21,280

Diluted earnings per share	$ 0.58 =====	$ 0.71 =====

Note 5 -- Comprehensive Income

     The following are the components of comprehensive income:
	Three Months Ended
(thousands of dollars)	April 1,	March 26,
	2001	2000
Net income	$ 11,658	$ 15,025
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,409)	(3,944)
Comprehensive income	$ 1,249 ======	$ 11,081 ======

The components of accumulated other comprehensive loss, net of related tax, are as follows:
	April 1,	December 31,
	2001	2000

Foreign currency translation adjustments	$(53,481)	$(43,072)
Minimum pension liability adjustment	(1,001)	(1,001)
Accumulated other comprehensive loss	$(54,482) =====	$(44,073) =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Segment and Related Information

Segment information for the three months ended April 1, 2001 and March 26, 2000 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended
	April 1,	March 26,
	2001	2000
Specialty Minerals	$120,681	$115,676
Refractories	43,294	45,253
Total	$163,975 ======	$160,929 ======

	Income from Operations
(thousands of dollars)	Three Months Ended
	April 1,	March 26,
	2001	2000
Specialty Minerals	$ 13,893	$ 16,784
Refractories	5,593	6,751
Total	$ 19,486 =====	$ 23,535 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)
	Three Months Ended	Three Months Ended
Income before provision for taxes on income and minority interests	April 1, 2001	March 26, 2000

Income from operations for reportable segments	$ 19,486	$ 23,535
Non-operating deductions, net	1,891	953
Income before provision for taxes on income and minority interests	$ 17,595 ======	$ 22,582 ======

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 1, 2001 and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 1, 2001 and March 26, 2000. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                             KPMG LLP

New York, New York
April 19, 2001

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales Three Months Ended
	April 1,	March 26,
	2001	2000

Net sales	100.0%	100.0%
Cost of goods sold	73.5	70.9
Marketing and administrative expenses	11.0	10.9
Research and development expenses	3.6	3.6
Income from operations	11.9	14.6
Net income	7.1% ===	9.3% ===

Results of Operations

Three Months Ended April 1, 2001 as Compared with Three Months Ended March 26, 2000

     Net sales in the first quarter of 2001 increased 1.9% to $164.0 million from $160.9 million in the first quarter of 2000. Foreign exchange had a negative effect on sales of approximately $4.4 million, or 3 percentage points of growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, grew 4.4% in the first quarter of 2001 to $120.7 million from $115.6 million in the first quarter of 2000.

     Worldwide net sales of PCC grew 4.9% to $99.7 million from $95.0 million in the first quarter of 2000. Foreign exchange had a negative effect of approximately $2.4 million on sales. Growth in sales revenue in PCC for paper was primarily the result of two new satellite PCC plants and several expansions at existing satellite plants. This provided 15 units of new production capacity; a unit represents between 25,000 and 35,000 tons of annual PCC production. The Company also experienced lost sales from the shutdown of the International Paper Company mill in Mobile, Alabama, as well as from production slowdowns at several other paper mills. Sales of PCC used for filling and coating paper had a 7% increase in volume.

     The Specialty PCC product line, used in non-paper applications, experienced a sales decline. This decline was attributable primarily to weak industry conditions and a more competitive environment in the calcium supplement market. At the same time, the Company's new Specialty PCC merchant plant in Brookhaven, Mississippi had lower-than-expected sales because of a delayed startup and longer-than-expected customer qualification programs.

     On January 2, 2001, the Company announced an agreement with Great Northern Paper, Inc. to build a satellite plant that will provide the Company's ATTM PCC for filling groundwood specialty paper to its Millinocket, Maine paper mill. This satellite will be equivalent to two units. On March 26, 2001, Minerals Technologies Inc. announced an agreement with M-real Corporation of Finland, formerly the Metsa-Serla Group, to construct and operate a satellite PCC plant at a paper mill owned by M-real at Alizay, France. This plant, which will be equivalent to three satellite units, will produce PCC products used in the filling of wood-free printing and writing papers. The plant in Maine is expected to be operational in the third quarter of 2001 and the plant in France will be operational by the fourth quarter of 2001.

     Net sales of Processed Minerals products increased 1.9% in the first quarter to $21.0 million from $20.6 million in the same period of the prior year.

     Net sales in the Refractories segment declined 4.4% to $43.3 million as compared with $45.3 million in the prior year. This decrease was due to the unfavorable economic conditions in the worldwide steel industry.

     Net sales in the United States in the first quarter of 2001 decreased approximately 3% as compared with the first quarter of 2000. This decrease was primarily due to lower sales in the Refractories segment. Foreign sales increased approximately 11% in the first quarter of 2001 primarily due to increased sales in the Refractories segment, particularly in Europe, and growth in the PCC product line.

     Income from operations declined 17.0% to $19.5 million, as compared with $23.5 million for the same period last year. This decline was due to weakness across all of the Company's product lines because of the difficult economic conditions in the industries the Company serves - paper, steel, construction and automotive. In addition, the Company also experienced higher energy costs and the negative effect of foreign exchange. Operating income in the Specialty Minerals segment decreased approximately 17% to $13.9 million and represented 11.5% of its net sales. The Refractories segment's operating income also decreased approximately 17% to $5.6 million and was 12.9% of its net sales.

     Non-operating deductions increased due to higher net interest expense as a result of increased borrowings.

     Net income decreased 22.0% to $11.7 million from $15.0 million in the prior year. Diluted earnings per share were $0.58 in the first quarter of 2001 as compared with $0.71 in the prior year.

     On February 23, 2001, the Company signed an agreement to purchase the refractories business of Martin Marietta Magnesia Specialties Inc. for $34 million. This transaction was completed on May 1, 2001. Net sales of this business for the year ended December 31, 2000 were approximately $57 million.

Liquidity and Capital Resources

     The Company's financial position remained strong in the first quarter of 2001. Cash flows in the first quarter of 2001 were provided from operations and were applied principally to fund capital expenditures and to repurchase common shares for treasury. Cash provided from operating activities amounted to $21.0 million in the first quarter of 2001 as compared with $24.3 million in the first quarter of the prior year.

     On February 26, 1998, the Company's Board of Directors ("Board") authorized a $150 million program to repurchase Company stock on the open market from time to time. The Company completed the repurchase program in April 2001 and approximately 3.5 million shares were repurchased under this program.

     On February 22, 2001, the Board authorized the Company's Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the next three-year period.

     The Company has available approximately $115 million in uncommitted, short-term bank credit lines, of which $53.5 million was in use at April 1, 2001. The Company anticipates that capital expenditures for all of 2001 will range between $70-$90 million, principally related to the construction of satellite PCC plants and other opportunities that meet the strategic growth objectives of the Company. In addition, the Company will finance the $34 million acquisition of the refractories business of Martin Marietta Magnesia Specialties Inc. through short-term borrowings under the bank credit lines. The Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipates," "will," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

     Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS 133 on January 1, 2001 and it did not have a material effect on the consolidated financial statements.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during the first quarter of 2001, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no significant open forward exchange contracts outstanding at April 1, 2001.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of April 20, 2001, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP and the U.S. Environmental Protection Agency ("EPA"), as required by law. The proposed order also alleges certain violations of other environmental regulations, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $420,605, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and plan to contest them vigorously. There can be no assurance, however, that the Company will be successful in doing so, and the amount of any civil penalty to be paid, and the cost of any remediation or other injunctive relief, remains uncertain.

     On February 27, 2001, the EPA filed a civil administrative complaint against Minteq International Inc. seeking $192,000 in monetary sanctions for alleged regulatory violations relating to the use, handling and disposal of PCB's at Minteq's Canaan, Connecticut facility. Minteq has filed a response to the complaint, and plans to contest vigorously many of the factual allegations and legal conclusions asserted by the EPA.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6.   Exhibits and Reports on Form 8-K

a)     Exhibits:

        10.1     Schedule relating to certain executed Employment Agreements in the form filed as Exhibit 10.5 to the
                   Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").
        10.2     Schedule relating to additional executed Employment Agreement in the form filed as Exhibit 10.5(a) to the
                   2000 10-K.
        10.3     Schedule relating to certain executed Severance Agreements in the form filed as Exhibit 10.6 to the 2000 10-K.
        10.4     Schedule relating to additional executed Severance Agreements in the form filed as Exhibit 10.6(a) to the 2000 10-K.
        15       Accountants' Acknowledgment.
        99       Statement of Cautionary Factors That May Affect Future Results.

b)      No reports on Form 8-K were filed during the first quarter of 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/Neil M. Bardach
Neil M. Bardach
Vice President-Finance and
Chief Financial Officer; Treasurer,
(principal finance officer)

May 9, 2001