Form 10-Q
period 2001-07-01
MINERALS TECHNOLOGIES INC
filed 2001-08-10
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

YES X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS	OUTSTANDING AT July 27, 2001
Common Stock, $ 0.10 par value	19,581,031

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.
	Financial Statements:

	Condensed Consolidated Statement of Income for the three-month and six-month periods ended July 1, 2001 and June 25, 2000	3

	Condensed Consolidated Balance Sheet as of July 1, 2001 and December 31, 2000	4

	Condensed Consolidated Statement of Cash Flows for the six-month periods ended July 1, 2001 and June 25, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

	Independent Auditors' Report	9

Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	13

Item 4.
	Submission of Matters to a Vote of Security Holders	13

Item 6.
	Exhibits and Reports on Form 8-K	13

Signature		14

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(thousands of dollars, except per share data)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Net sales	$170,738	$172,216	$334,713	$333,145
Operating costs and expenses:
Cost of goods sold	125,255	119,572	245,731	233,602
Marketing and administrative expenses	18,800	19,610	36,926	37,084
Restructuring charge	3,403	--	3,403	--
Research and development expenses	6,096	6,574	11,983	12,464

Income from operations	17,184	26,460	36,670	49,995
Non-operating deductions, net	2,169	819	4,060	1,772
Income before provision for taxes on income and minority interests	15,015	25,641	32,610	48,223
Provision for taxes on income	4,327	8,036	9,784	15,117
Minority interests	347	452	827	928

Net income	$ 10,341 ======	$ 17,153 ======	$ 21,999 ======	$ 32,178 ======

Earnings per share:
Basic	$ 0.53	$ 0.83	$ 1.12	$ 1.56
Diluted	$ 0.52	$ 0.81	$ 1.10	$ 1.51

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.050	$ 0.050

Shares used in the computation of earnings per share:
Basic	19,564	20,582	19,674	20,684
Diluted	19,969	21,227	20,016	21,251

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	July 1, 2001*	December 31, 2000**

Current assets:
Cash and cash equivalents	$ 7,515	$ 6,692
Accounts receivable, net	126,610	116,192
Inventories	73,063	71,883
Other current assets	23,880	20,590
Total current assets	231,068	215,357

Property, plant and equipment, less accumulated depreciation and depletion - July 1, 2001 - $488,656; December 31, 2000 - $466,534	538,269	548,209
Other assets and deferred charges	62,184	36,266
Total assets	$831,521 =======	$799,832 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 87,409	$ 48,105
Current maturities of long-term debt	343	765
Accounts payable	34,408	36,153
Other current liabilities	51,290	48,504
Total current liabilities	173,450	133,527

Long-term debt	89,024	89,857
Other non-current liabilities	92,322	92,809
Total liabilities	354,796	316,193

Shareholders' equity
Common stock	2,588	2,585
Additional paid-in capital	155,858	155,001
Retained earnings	600,198	579,181
Accumulated other comprehensive loss	(58,134)	(44,073)
	700,510	692,694
Less treasury stock	223,785	209,055
Total shareholders' equity	476,725	483,639

Total liabilities and shareholders' equity	$831,521 ======	$799,832 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
(thousands of dollars)	July 1, 2001	June 25, 2000

Operating Activities

Net income	$ 21,999	$ 32,178
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation, depletion and amortization	32,132	29,724
Other non-cash items	1,620	2,844
Net changes in operating assets and liabilities	(13,142)	(13,180)
Net cash provided by operating activities	42,609	51,566

Investing Activities

Purchases of property, plant and equipment	(34,155)	(52,297)
Acquisition of business	(35,763)	(12,580)
Other investing activities, net	5,241	325
Net cash used in investing activities	(64,677)	(64,552)

Financing Activities

Proceeds from issuance of short-term and long-term debt	138,797	46,428
Repayment of debt	(99,841)	(16,104)
Purchase of common shares for treasury	(14,730)	(19,986)
Other financing activities, net	(121)	2,872
Net cash provided by financing activities	24,105	13,210

Effect of exchange rate changes on cash and cash equivalents	(1,214)	(1,851)

Net decrease in cash and cash equivalents	823	(1,627)
Cash and cash equivalents at beginning of period	6,692	20,378
Cash and cash equivalents at end of period	$ 7,515 ======	$ 18,751 ======

Interest paid	$ 4,128 ======	$ 3,026 ======

Income taxes paid	$ 4,200 ======	$ 10,282 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	July 1, 2001	December 31, 2000

Raw materials	$25,264	$24,717
Work-in-process	8,655	7,541
Finished goods	21,896	20,700
Packaging and supplies	17,248	18,925
Total inventories	$73,063 =====	$71,883 =====

Note 3 -- Debt and Commitments

       The following is a summary of long-term debt:

(thousands of dollars)	July 1, 2001	December 31, 2000
7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen denominated Guaranteed Credit Agreement Due March 31, 2007	9,224	10,057
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	343	765
	89,367	90,622
Less: Current maturities	343	765
Long-term debt	$ 89,024 ======	$ 89,857 ======

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
	Three Months Ended		Six Months Ended
Basic EPS (in thousands, except per share data)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Net income	$ 10,341	$ 17,153	$ 21,999	$ 32,178

Weighted average shares outstanding	19,564	20,582	19,674	20,684

Basic earnings per share	$ 0.53 ======	$ 0.83 ======	$ 1.12 ======	$ 1.56 ======

Diluted EPS

Net income	$ 10,341	$ 17,153	$ 21,999	$ 32,178

Weighted average shares outstanding	19,564	20,582	19,674	20,684
Dilutive effect of stock options	405	645	342	567

Weighted average shares outstanding, adjusted	19,969	21,227	20,016	21,251

Diluted earnings per share	$ 0.52 ======	$ 0.81 ======	$ 1.10 ======	$ 1.51 ======

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
(in thousands of dollars)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Net income	$ 10,341	$ 17,153	$ 21,999	$ 32,178
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,652)	(4,262)	(14,061)	(8,206)
Comprehensive income	$ 6,689 =====	$ 12,891 =====	$ 7,938 =====	$ 23,972 =====

    The components of accumulated other comprehensive loss, net of related tax, are as follows:
	July 1, 2001	December 31, 2000
Foreign currency translation adjustments	$(57,133)	$(43,072)
Minimum pension liability adjustments	(1,001)	(1,001)
Accumulated other comprehensive loss	$(58,134) ======	$(44,073) ======

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Segment and Related Information

     Segment information for the three-month and six-month periods ended July 1, 2001 and June 25, 2000 was as follows:
(thousands of dollars)	Net Sales
	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Specialty Minerals Segment	$120,570	$123,377	$241,251	$239,053
Refractories Segment	50,168	48,839	93,462	94,092
Total	$170,738 ======	$172,216 ======	$334,713 ======	$333,145 ======

(thousands of dollars)	Income from Operations
	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Specialty Minerals Segment	$ 11,836	$ 18,591	$ 25,729	$ 35,375
Refractories Segment	5,348	7,869	10,941	14,620
Total	$ 17,184 ======	$ 26,460 ======	$ 36,670 ======	$ 49,995 ======

     Included in income from operations of the Specialty Minerals Segment and the Refractories Segment for the second quarter of 2001 is a restructuring charge of approximately $3.0 million and $0.4 million, respectively.

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Income before provision for taxes on income and minority interests

Income from operations for reportable segments	$ 17,184	$ 26,460	$ 36,670	$ 49,995
Non-operating deductions, net	2,169	819	4,060	1,772
Income before provision for taxes on income and minority interests	$ 15,015	$ 25,641	$ 32,610	$ 48,223

Note 7 -- Acquisition

     On May 1, 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. The transaction was accounted for as a purchase. The purchase price of $37 million, including acquisition costs and assumed liabilities, was financed through short-term borrowings. The purchase price exceeded the fair value of the net assets acquired by approximately $27 million, which is being amortized on a straight-line basis over 20 years.

Note 8 -- Restructuring Charge

     During the second quarter of 2001, the Company restructured its operations in an effort to reduce operating costs and to improve efficiency. The restructuring, together with workforce reductions made possible by the recent acquisition of the refractory operations of Martin Marietta Magnesia Specialties Inc., resulted in a total workforce reduction of approximately 120 people or five percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.4 million during the second quarter of 2001, of which approximately $1.9 million has been paid as of July 1, 2001.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

          We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 1, 2001 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended July 1, 2001 and June 25, 2000, and cash flows for the six-month periods then ended. These financial statements are the responsibility of the company's management.

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

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

            KPMG LLP

New York, New York
July 19, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.3	69.4	73.4	70.1
Marketing and administrative expenses	11.0	11.4	11.0	11.1
Restructuring charge	2.0	--	1.0	--
Research and development expenses	3.6	3.8	3.6	3.8
Income from operations	10.1	15.4	11.0	15.0
Net income	6.1% ===	10.0% ===	6.6% ===	9.7% ===

Results of Operations

Three Months Ended July 1, 2001 as Compared with Three Months Ended June 25, 2000

     Net sales in the second quarter of 2001 decreased 0.9% to $170.7 million from $172.2 million in the second quarter of 2000. Foreign exchange had an unfavorable impact on sales of approximately $4.7 million, or approximately 3 percentage points of sales growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, decreased 2.3% in the second quarter of 2001 to $120.6 million as compared with $123.4 million in the prior year.

      Worldwide net sales of PCC declined 2.3% to $97.6 million from $99.9 million in the second quarter of 2000. Foreign exchange had a negative effect on sales of approximately $2.6 million or approximately 2.5 percentage points of growth for the second quarter. Sales volumes of PCC for paper increased approximately 1%. The Company experienced volume growth from two new satellite PCC plants and several expansions at existing satellite PCC plants. This was partially offset by the shutdown of the International Paper Company mill in Mobile, Alabama, as well as from production slowdowns at several other paper mills. Sales of Specialty PCC, used in non-paper applications, declined approximately 15%. This product line continues to be affected by poor industry conditions and a more competitive environment in the calcium supplement market. The Company's Specialty PCC merchant plant in Brookhaven, Mississippi is still running below capacity and will continue to do so during the second half of 2001 primarily due to longer-than-expected customer qualification programs.

      During the second quarter, the Company announced that it will invest approximately $27 million in a new merchant facility in Walsum, Germany for the production of coating grade PCC. This facility, which is expected to be in operation by the third quarter of 2002, will produce PCC coating products for use in high-quality publication and graphic art papers. Walsum is central to one of the world's largest concentrations of manufacturing for these types of high-quality papers. The initial annual capacity of the plant will be approximately 125,000 tons of PCC.

     Net sales of Processed Minerals products decreased 2.1% in the second quarter to $23.0 million from $23.5 million in 2000. Reduced demand for the Company's ground calcium carbonate products in the construction-related industries, particularly in California, affected the sales growth.

     Net sales in the Refractories segment increased 2.7% to $50.1 million for the second quarter of 2001, compared with the same period last year. The recent acquisition of the refractories component of Martin Marietta Magnesia Specialties Inc. contributed approximately $8 million of sales in the second quarter. There continue to be unfavorable economic conditions in the worldwide steel industry, particularly in North America.

     Net sales in the United States in the second quarter of 2001 decreased approximately 3.4% from the comparable period in 2000. Foreign sales increased approximately 4.4% in the second quarter of 2001 compared with the prior year.

     During the second quarter, the Company restructured its operations in an effort to reduce operating costs and to improve efficiency. The restructuring, together with workforce reductions made possible by the recent acquisition of the refractory operations of Martin Marietta Magnesia Specialties Inc., resulted in a total workforce reduction of approximately 120 people or five percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.4 million ($2.0 million after-tax or $0.10 per share) in the second quarter. The Company estimates the restructuring will reduce operating expenses on an annualized basis by $6.0 million to $8.0 million. These expense reductions will phase in during the balance of the year.

     Income from operations declined 35.1% to $17.2 million from $26.5 million in the second quarter of 2000. Excluding the restructuring charge, operating income of $20.6 million was 22.3% lower than the $26.5 million reported for the second quarter of 2000. This decline was due to weaknesses across all of the Company's product lines because of difficult economic conditions in the industries the Company serves - paper, steel, construction and automotive. In addition, the Company also experienced higher energy costs and the negative effect of foreign exchange. Excluding the restructuring charge, operating income in the Specialty Minerals segment decreased approximately 20% to $14.8 million and represented 12.3% of its net sales. The Refractories segment's operating income, excluding the restructuring charge, decreased approximately 27% and was 11.5% of its net sales.

     Non-operating deductions increased due to higher net interest expense as a result of increased borrowings.

     Net income decreased 40.1% to $10.3 million from $17.2 million in the prior year. Diluted earnings per share were $0.52 in the second quarter of 2001 as compared with $0.81 in the prior year.

Six Months Ended July 1, 2001 as Compared with Six Months Ended June 25, 2000

     Net sales in the first half of 2001 increased 0.5% to $334.7 million from $333.1 million in 2000. Foreign exchange had an unfavorable impact on sales of approximately $9 million, or approximately 3 percentage points of growth.

     Net sales in the Specialty Minerals segment increased 0.9% in the first half of 2001 to $241.3 million. Worldwide net sales in the PCC product line grew 1.2% to $197.3 million for the first six months of 2001. Sales growth was adversely affected by foreign exchange (approximately $5 million) and a decline in sales of Specialty PCC, which are used in non-paper applications. Net sales in the Processed Minerals product line decreased slightly to $44.0 million in the first half of 2001 from $44.1 million in the prior year.

     Net sales in the Refractories segment decreased 0.6% to $93.5 million as compared with $94.1 million in the prior year. The acquisition of a refractories business in the second quarter contributed approximately $8 million of incremental sales.

     Income from operations declined 26.6% to $36.7 million from $50.0 million in the first half of 2000. Excluding the restructuring charge, operating income declined 19.8% in the first six months of 2001. This decline was caused by difficult economic conditions in the industries the Company serves. In addition to these industry trends, the Company also experienced higher energy costs and the negative effect of foreign exchange. Income from operations in the Specialty Minerals segment, excluding the restructuring charge, decreased 18.8% and was 11.9% of its net sales. Income from operations in the Refractories segment, excluding the restructuring charge, decreased 22.4% and was 12.2% of its net sales.

     Non-operating deductions increased due to higher net interest expense as a result of increased borrowings.

     Net income decreased 31.7% to $22.0 million from $32.2 million in 2000. Diluted earnings per common share declined 27.2% to $1.10 compared with $1.51 for the first six months of 2000.

Liquidity and Capital Resources

     The Company's financial position remained strong in the first half of 2001. Cash flows were provided from operations and from short-term financing and were applied principally to fund capital expenditures, the acquisition of a refractories business, and to repurchase common shares for treasury. Cash provided from operating activities amounted to $42.6 million in the first half of 2001 as compared with $51.6 million in the first half of 2000.

     On February 26, 1998, the Company's Board of Directors ("Board") authorized a $150 million program to repurchase Company stock on the open market from time to time. The Company completed the repurchase program in April 2001 and approximately 3.5 million shares were repurchased under this program.

     On February 22, 2001, the Board authorized the Company's Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the next three years.

     The Company has available approximately $145 million in uncommitted, short-term bank credit lines, of which $87.4 million was in use at July 1, 2001. The average interest rate on these borrowings was approximately 5.75% for the first six months of 2001. The Company anticipates that capital expenditures for all of 2001 will range between $70-$90 million, principally related to the construction of satellite PCC plants and other opportunities that meet the strategic growth objectives of the Company. In addition, the Company financed the acquisition of the refractories business of Martin Marietta Magnesia Specialties Inc. through short-term borrowings under the bank credit lines. The Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during the second quarter of 2001, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     Market Risk

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no significant open forward exchange contracts outstanding at July 1, 2001.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of August 1, 2001, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP and the U.S. EPA, as required by law. The proposed order also alleges certain violations of other environmental regulations, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $420,605, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and plan to contest them vigorously. There can be no assurance, however, that the Company will be successful in doing so, and the amount of any civil penalty to be paid, and the cost of any remediation or other injunctive relief, remains uncertain.

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

     The Company's subsidiary, Minteq International Inc., is the defendant in a lawsuit captioned WEMCO, Inc. and Emil J. Wirth, Jr. v. Minteq International Inc., which is pending in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges breach of contract and unjust enrichment in connection with a licensing arrangement, and seeks monetary damages as well as a declaratory judgment with respect to the alleged license. While all litigation contains an element of uncertainty, Minteq is continuing to defend this matter vigorously and believes it is not likely to produce an outcome which would have a material adverse effect on the Company's consolidated financial position or results of operations.

          The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on May 24, 2001. At the meeting, (1) John B. Curcio was elected a director of the Company, by a plurality of 18,319,058 votes, with 178,811 votes being withheld; (2) William C. Steere, Jr. was elected a director of the Company, by a plurality of 18,319,141 votes, with 178,728 votes being withheld; (3) the appointment of KPMG LLP as independent auditors of the Company for the year 2001 was approved by a vote of 18,466,949 for and 14,774 against, with 16,146 abstentions; and (4) the adoption of the Company's 2001 Stock Award and Incentive Plan was approved by a vote of 10,557,714 for and 6,766,702 against, with 23,450 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

       10.1 - Company Savings and Investment Plan, as amended and restated effective April 26, 2001.
       10.2 - Company Retirement Annuity Plan, as amended and restated effective April 25, 2001.
       10.3 - Company 2001 Stock Award and Incentive Plan, as amended and restated effective May 24, 2001.
       15    - Accountants' Acknowledgment.
       99    - Statement of Cautionary Factors That May Affect Future Results.

b)   A report on Form 8-K, reporting Item 9 - Regulation FD Disclosures, was filed on May 21, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.
By:	/s/Neil M. Bardach
Vice President-Finance and
Chief Financial Officer; Treasurer
(principal financial officer)

August 8, 2001