Form 10-Q
period 2001-09-30
MINERALS TECHNOLOGIES INC
filed 2001-11-08
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES	X	NO	___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 26, 2001
Common Stock, $0.10 par value	19,575,124

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.
	Financial Statements:
	Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2001 and September 24, 2000	3
	Condensed Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000	4
	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2001 and September 24, 2000	5
	Notes to Condensed Consolidated Financial Statements	6
	Independent Auditors' Review Report	10
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operation	11
Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	14

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	14
Item 6.
	Exhibits and Reports on Form 8-K	14
Signature		15

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

Three Months Ended			Nine Months Ended
(thousands of dollars, except per share data)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Net sales	$174,911	$167,296	$509,624	$500,441
Operating costs and expenses:
Cost of goods sold	128,820	119,152	374,551	352,754
Marketing and administrative expenses	18,376	17,296	55,302	54,380
Restructuring charge	--	--	3,403	--
Research and development expenses	5,658	6,605	17,641	19,069

Income from operations	22,057	24,243	58,727	74,238
Non-operating deductions, net	2,199	1,604	6,259	3,376
Income before provision for taxes on income and minority interests	19,858	22,639	52,468	70,862
Provision for taxes on income	5,694	7,097	15,478	22,214
Minority interests	573	408	1,400	1,336

Net income	$ 13,591 =====	$ 15,134 =====	$ 35,590 =====	$ 47,312 =====
Earnings per share:
Basic	$ 0.69	$ 0.74	$ 1.81	$ 2.30
Diluted	$ 0.68	$ 0.72	$ 1.78	$ 2.23

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.075	$ 0.075

Shares used in the computation of earnings per share:
Basic	19,587	20,408	19,645	20,591
Diluted	20,096	21,125	20,043	21,207

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	Sept. 30, 2001*	Dec. 31, 2000**

Current assets:
Cash and cash equivalents	$ 10,150	$ 6,692
Accounts receivable, net	136,620	116,192
Inventories	70,139	71,883
Other current assets	25,360	20,590
Total current assets	242,269	215,357

Property, plant and equipment, less accumulated depreciation and depletion September 30, 2001 - $503,869; December 31, 2000 - $466,534	542,879	548,209
Other assets and deferred charges	62,619	36,266
Total assets	$847,767 ======	$799,832 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 79,762	$ 48,105
Current maturities of long-term debt	851	765
Accounts payable	39,317	36,153
Other current liabilities	50,002	48,504
Total current liabilities	169,932	133,527

Long-term debt	88,916	89,857
Other non-current liabilities	94,829	92,809
Total liabilities	353,677	316,193

Shareholders' equity:
Common stock	2,592	2,585
Additional paid-in capital	156,798	155,001
Retained earnings	613,301	579,181
Accumulated other comprehensive loss	(53,546)	(44,073)
	719,145	692,694
Less treasury stock	225,055	209,055
Total shareholders' equity	494,090	483,639

Total liabilities and shareholders' equity	$847,767 ======	$799,832 ======

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(thousands of dollars)	Sept. 30, 2001	Sept. 24, 2000
Operating Activities

Net income	$ 35,590	$ 47,312
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation, depletion and amortization	48,668	45,901
Other non-cash items	4,359	3,901
Net changes in operating assets and liabilities	(16,283)	(22,210)
Net cash provided by operating activities	72,334	74,904

Investing Activities

Purchases of property, plant and equipment	(49,264)	(81,883)
Acquisitions	(36,288)	(12,580)
Other investing activities, net	5,193	(85)
Net cash used in investing activities	(80,359)	(94,548)

Financing Activities

Proceeds from issuance of short-term and long-term debt	185,474	93,903
Repayment of debt	(156,840)	(56,389)
Purchase of common shares for treasury	(16,000)	(29,396)
Other financing activities, net	335	3,109
Net cash provided by financing activities	12,969	11,227

Effect of exchange rate changes on cash and cash equivalents	(1,486)	(1,999)

Net increase (decrease) in cash and cash equivalents	3,458	(10,416)
Cash and cash equivalents at beginning of period	6,692	20,378
Cash and cash equivalents at end of period	$ 10,150 =======	$ 9,962 =======

Interest paid	$ 7,193 =======	$ 5,767 =======

Income taxes paid	$ 7,273 =======	$ 20,063 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 -- Inventories

     The following is a summary of inventories by major category:

(thousands of dollars)	September 30, 2001	December 31, 2000

Raw materials	$23,971	$24,717
Work-in-process	7,803	7,541
Finished goods	20,894	20,700
Packaging and supplies	17,471	18,925
Total inventories	$70,139 =====	$71,883 =====

Note 3 -- Long-Term Debt and Commitments

The following is a summary of long-term debt:

(thousands of dollars)	Sept. 30, 2001	Dec. 31, 2000
7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	9,595	10,057
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	372	765
	89,767	90,622
Less: Current maturities	851	765
Long-term debt	$88,916 =====	$89,857 =====

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

	Three Months Ended		Nine Months Ended
Basic EPS (thousands, except per share data)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Net income	$13,591	$15,134	$35,590	$47,312
Weighted average shares outstanding	19,587	20,408	19,645	20,591
Basic earnings per share	$ 0.69 ======	$ 0.74 ======	$ 1.81 ======	$ 2.30 ======
Diluted EPS
Net income	$13,591	$15,134	$35,590	$47,312
Weighted average shares outstanding	19,587	20,408	19,645	20,591
Dilutive effect of stock options	509	717	398	616
Weighted average shares outstanding, adjusted	20,096	21,125	20,043	21,207
Diluted earnings per share	$ 0.68 ======	$ 0.72 ======	$ 1.78 =====	$ 2.23 ======

Note 5 -- Comprehensive Income (Loss)

      The following are the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Net income	$13,591	$15,134	$35,590	$47,312
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,588	(10,566)	(9,473)	(18,772)
Comprehensive income	$18,179 =====	$ 4,568 ======	$26,117 =====	$28,540 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss, net of related tax, are as follows:
	Sept. 30, 2001	Dec. 31, 2000
Foreign currency translation adjustments	$(52,545)	$(43,072)
Minimum pension liability adjustments	(1,001)	(1,001)
Accumulated other comprehensive loss	$(53,546) =====	$(44,073) =====

Note 6 -- Segment and Related Information

     Segment information for the three-month and nine-month periods ended September 30, 2001 and September 24, 2000 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Specialty Minerals Segment	$121,177	$120,912	$362,428	$359,965
Refractories Segment	53,734	46,384	147,196	140,476
Total	$174,911 ======	$167,296 =====	$509,624 ======	$500,441 ======
	Income from Operations
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Specialty Minerals Segment	$15,425	$16,884	$41,154	$52,259
Refractories Segment	6,632	7,359	17,573	21,979
Total	$22,057 =====	$24,243 =====	$58,727 =====	$74,238 =====

        Included in income from operations of the Specialty Minerals Segment and the Refractories Segment for the nine months ended September 30, 2001, is a restructuring charge of approximately $3.0 million and $0.4 million, respectively.

       A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended
Income before provision for taxes on income and minority interest	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000

Income from operations for reportable segments	$22,057	$24,243	$58,727	$74,238
Non-operating deductions, net	2,199	1,604	6,259	3,376
Income before provision for taxes on income and minority interests	$19,858 =====	$22,639 =====	$52,468 =====	$70,862 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Acquisitions

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

       On September 24, 2001, the Company purchased all of the outstanding shares of Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. The transaction was accounted for as a purchase. Rijnstaal B.V. reported sales of approximately $17 million in 2000.

Note 8 -- Restructuring Charge

       During the second quarter of 2001, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring, together with workforce reductions made possible by the recent acquisition of the refractory operations of Martin Marietta Magnesia Specialties Inc., resulted in a total workforce reduction of approximately 120 people or five percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.4 million during the second quarter of 2001, of which approximately $2.2 million had been paid as of September 30, 2001.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

        We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 30, 2001 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2001 and September 24, 2000, and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company's management.

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
October 18, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.7	71.2	73.5	70.5
Marketing and administrative expenses	10.5	10.4	10.8	10.9
Restructuring charge	--	--	0.7	--
Research and development expenses	3.2	3.9	3.5	3.8
Income from operations	12.6	14.5	11.5	14.8
Net income	7.8% ===	9.0% ===	7.0% ===	9.5% ===

Results of Operations

 Three Months Ended September 30, 2001 as Compared with Three Months Ended September 24, 2000

        Net sales in the third quarter of 2001 increased 4.5% to $174.9 million from $167.3 million in the third quarter of 2000. Foreign exchange had an unfavorable impact on sales of approximately $4.0 million, or 2.4 percentage points of growth.

        Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased slightly to $121.2 million in the third quarter of 2001 from $120.9 million in the prior year.

        Worldwide net sales of PCC, which is used primarily in the manufacturing processes of the paper industry, decreased slightly to $98.7 million from $99.0 million in the third quarter of 2000. Foreign exchange had an unfavorable impact on sales of approximately $2.4 million or 2.4 percentage points of growth for the third quarter. Sales volumes of PCC for paper increased 2% despite continued plant shutdowns and inventory adjustments in the paper industry. The Company began operation of one new satellite PCC plant at Great Northern Paper, Inc. in Millinocket, Maine in the third quarter. The satellite plant, which provides Minerals Technologies' ATTM PCC for filling groundwood specialty paper produced by Great Northern, will be equivalent to two units. A unit represents between 25,000 and 35,000 tons of PCC produced annually. ATTM PCC is Minerals Technologies' patented acid-tolerant technology that permits the use of PCC, an alkaline material, in an acid papermaking environment.

        Sales of Specialty PCC, used in non-paper applications, declined approximately 9% in the third quarter. Profitability of this product line was affected by adverse market conditions and less-than-expected volume from the Company's manufacturing facility at Brookhaven, Mississippi.

        Net sales of Processed Minerals products increased 2.7% in the third quarter to $22.5 million from $21.9 million in 2000. The sales growth was primarily attributable to increased demand for construction materials, particularly in California.

        Net sales in the Refractories segment were $53.7 million for the third quarter of 2001, a 15.7% increase over the $46.4 million in the same period last year. Foreign exchange had an unfavorable impact on sales of approximately $1.6 million or 3.4 percentage points of growth in the third quarter. The increase in sales was the result of the addition of the Martin Marietta Magnesia Specialties refractories business that was acquired in the second quarter of 2001. There continue to be unfavorable economic conditions in the worldwide steel industry, particularly in North America.

        Net sales in the United States in the third quarter of 2001 increased 3.8% from the comparable period in 2000. Foreign sales increased 6.1% in the third quarter of 2001 from the comparable 2000 period.

        Income from operations decreased 9.0% to $22.1 million in the third quarter of 2001. The decline was primarily due to weaknesses across all of the Company's product lines because of difficult economic conditions in the industries the Company serves - paper, steel and construction. In addition, the Company also experienced higher energy costs and the negative effect of foreign exchange. Operating income in the Specialty Minerals segment decreased 8.6% in the third quarter to $15.4 million and represented 12.7% of its net sales. This decrease was primarily due to adverse market conditions in PCC for non-paper applications. Income from operations in the Refractories segment decreased 9.9% in the third quarter to $6.7 million and was 12.3% of its net sales. The lower operating margins are a result of the downturn in the worldwide steel industry, as recently evidenced by the Bethlehem Steel bankruptcy, and also reflect weakness in the metallurgical wire product line.

        Non-operating deductions increased due to higher net interest expense as a result of increased borrowings, mitigated by lower short-term interest rates.

        Net income decreased 9.9% to $13.6 million from $15.1 million in the prior year. Diluted earnings per share were $0.68 in the third quarter of 2001 as compared with $0.72 in the prior year.

 Nine Months Ended September 30, 2001 as Compared with Nine Months Ended September 24, 2000

        Net sales for the first nine months of 2001 increased 1.8% to $509.6 million from $500.4 million in 2000. Foreign exchange had an unfavorable impact on sales of approximately $13.1 million or 2.6 percentage points of growth.

        Net sales in the Specialty Minerals segment increased approximately 1% in the first nine months of 2001 to $362.4 million. Worldwide net sales in the PCC product line grew approximately 1% to $296.0 million from $294.0 million in the first nine months of 2001 despite a negative foreign currency impact of $7.4 million, or 2.5 percentage points of growth. Sales of PCC for non-paper applications declined 10% as a result of adverse market conditions. Net sales in the Processed Minerals product line increased approximately 1% to $66.4 million in the first nine months of 2001.

        Net sales in the Refractories segment increased 4.8% to $147.2 million in the first nine months of 2001. Foreign exchange had an unfavorable impact on sales of approximately $5.7 million or 4.1 percentage points of growth. The sales growth was attributable to the acquisition in the second quarter of the Martin Marietta refractories business.

        Income from operations declined 20.9% to $58.7 million in the first nine months of 2001 from $74.2 million in the prior year. Excluding the restructuring charge recorded in the second quarter of 2001, operating income of $62.1 million was 16.3% lower than the $74.2 million reported in the first nine months of 2000. This decline was caused by difficult economic conditions in the industries the Company serves, the negative effect of foreign currency, and higher energy costs. Income from operations in the Specialty Minerals segment, excluding the restructuring charge, decreased 15.7% in the first nine months of 2001 to $44.1 million. Income from operations in the Refractories segment, excluding the restructuring charge, decreased 18.2% for the first nine months of 2001 to $18.0 million.

        Non-operating deductions increased due to higher net interest expense as a result of increased borrowings.

        The Company currently projects that the effective tax rate for 2001 will approximate 29.5%. The change in the effective tax rate reflects differences in the geographical mix of projected taxable income for the full year.

        Net income decreased 24.7% to $35.6 million from $47.3 million in 2000. Diluted earnings per share decreased approximately 20% to $1.78 as compared with $2.23 for the first nine months of 2000.

 Liquidity and Capital Resources

        For the first nine months of 2001 cash flows were provided from operations and from short-term financing and were applied principally to fund capital expenditures, two acquisitions, and to repurchase common shares for treasury. Cash provided from operating activities amounted to $72.3 million in the first nine months of 2001 as compared with $74.9 million in the first nine months of 2000.

        On February 26, 1998, the Company's Board of Directors ("Board") authorized a $150 million program to repurchase Company stock on the open market from time to time. The Company completed the repurchase program in April 2001 and approximately 3.5 million shares were repurchased under this program.

        On February 22, 2001, the Board authorized the Company's Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the next three years. As of September 30, 2001, the Company had repurchased approximately 35,000 shares under this program at an average price of approximately $36 per share.

        The Company has available approximately $145 million in uncommitted, short-term bank credit lines, of which $79.8 million was in use at September 30, 2001. The average interest rate on these borrowings was approximately 5.3% for the first nine months of 2001. The Company anticipates that capital expenditures for all of 2001 will range between $65-$70 million, principally related to the construction of satellite PCC plants and other opportunities that meet the strategic growth objectives of the Company. In addition, the Company financed the acquisition of the refractories business of Martin Marietta Magnesia Specialties Inc. and Rijnstaal B.V. through short-term borrowings under the bank credit lines. The

Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

Prospective Information and Factors That May Affect Future Results

        The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the companies'future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipates," "will," and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

Recently Issued Accounting Standards

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

       SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. The Company currently accounts for all acquisitions using the purchase method of accounting. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis. This statement also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will adopt SFAS No. 142 by January 1, 2002. On an annualized basis, the Company has approximately $2 million of amortization expense related to goodwill. The Company has not yet completed its assessment of the anticipated adoption impact of SFAS No. 142. SFAS No. 143, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

       In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a uniform accounting model for long-lived assets to be disposed of. The statement will be effective in 2002. The Company is currently reviewing the provisions of SFAS No. 144 to determine its impact on the consolidated financial statements.

Adoption of a Common European Currency

       On January 1, 1999, eleven European countries adopted the euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or be paid in euros or in the former national currencies. On and after January 1, 2002, the former national currencies will cease to be legal tender.

     The Company's information technology systems are now able to convert among the former national currencies and the euro, and to process transactions and balances in euros. The financial institutions with which the Company does business are capable of receiving deposits and making payments both in euros and in the national currencies. The Company does not expect that adapting its information technology systems to the euro will have a material effect on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

       Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operations during the third quarter of 2001, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

        Market Risk

        The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. There were no significant open forward exchange contracts outstanding at September 30, 2001.

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings

        On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of October 26, 2001, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environment project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

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

        On or about February 27, 2001, the EPA filed a civil administrative complaint against Minteq International Inc. seeking $192,000 in monetary sanctions for alleged regulatory violations relating to the use, handling and disposal of PCB's at Minteq's Canaan, Connecticut facility. Minteq has filed a response to the complaint, and has contested vigorously many of the factual allegations and legal conclusions asserted by the EPA.

        The Company's subsidiary Minteq International Inc. is the defendant in a lawsuit captioned WEMCO, Inc. and Emil J. Wirth, Jr. v. Minteq International Inc., which is pending in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges breach of contract and unjust enrichment in connection with a licensing arrangement, and seeks monetary damages as well as a declaratory judgment with respect to the alleged license. While all litigation contains an element of uncertainty, Minteq is continuing to defend this matter vigorously and believes it is not likely to produce an outcome which would have a material adverse effect on the Company's consolidated financial position or results of operations.

        The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6. Exhibits and Reports on Form 8-K

a)  Exhibits:
    15   - Accountants' Acknowledgment.
    99   - Statement of Cautionary Factors That May Affect Future Results.
b)  No reports on Form 8-K were filed during the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.
By:	/s/Neil M. Bardach
Vice President-Finance and
Chief Financial Officer; Treasurer
(principal financial officer)

November 5, 2001