Form 10-K
period 2001-12-31
MINERALS TECHNOLOGIES INC
filed 2002-03-22
CIK 891014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of February 1, 2002, was approximately $933.6 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2002, the Registrant had outstanding 20,148,808 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated April 3, 2002	Part III

PART I

Item 1. Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products. The Company has two operating segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and the processed mineral product quicklime ("lime"), and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products and services used primarily by the steel, cement and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability of developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $396.1 million, $399.2 million, and $391.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical and paints and coatings industries. Sales to International Paper Company represented approximately 13%, 13% and 10% of consolidated net sales in 2001, 2000 and 1999, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products -- Paper

     In the paper industry, the Company's PCC is used:

  as a filler in the production of coated and uncoated wood-free printing and writing papers;

  as a filler for groundwood (wood-containing) paper such as newsprint, magazine and catalog papers; and

  as a coating pigment for both wood-free and groundwood papers.

     The Company currently manufactures several customized PCC product forms using proprietary processes at its PCC plants. Each product form is designed to provide optimum paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales at its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and Opacarb® PCC, a family of crystal morphologies for coating paper.

     The majority of the Company's sales are of PCC sold to paper makers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located within the paper mill itself, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced with PCC manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2001, see Item 2, "Properties," below.

     The Company owns, staffs, operates and maintains all of its satellite PCC plants, and owns or licenses the related technology. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell PCC produced at a satellite plant in excess of the host paper mill's requirements to third parties.

The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills at Adams, Massachusetts; Lifford, England; Lappeenranta, Finland; and Hermalle, Belgium.

     PCC Products -- Paper - Key Markets

     Uncoated Printing and Writing Papers-North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2001, more than 90% of North American wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 33 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Printing and Writing Papers-Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is approximately the same size (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 20 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers outside of North America.

     Groundwood Paper. The groundwood paper market represents nearly half of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT®PCC) that facilitates production of high-brightness, high-quality groundwood paper in an acid environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC morphologies. The Company now supplies PCC to approximately 42 paper machines at 19 groundwood paper mills around the world.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating technology will open up a large market for PCC that will build slowly as paper companies include PCC in their proprietary coating formulations. PCC increases gloss, opacity, brightness and printability of the sheet while decreasing paper's cost per ton. The coating paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provide a substantial market opportunity for the Company. PCC coating products are produced at eleven of the Company's satellite PCC plants worldwide.

PCC Products--Non-paper

     The Company's full range of slurry and dry PCC products is also sold on a merchant basis for non-paper applications. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives, printing inks, and the paint and coatings industry. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for nonpaper applications on a merchant basis from production sites at Adams, Massachusetts; Brookhaven, Mississippi; and Lifford, England.

Processed Minerals -- Products and Markets

     The Company mines and processes the natural mineral products limestone and talc, and manufactures lime, a limestone-based product.  The Company's net sales of processed mineral products were $87.2 million, $87.1 million, and $87.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime is used as a raw material for the manufacture of PCC at the Company's Adams, Massachusetts, facility, and sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana. The talc is sold worldwide in finely ground form for paint and coatings, ceramic and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a majority of the automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe utilize the Company's Barretts talc.

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at both its limestone production facilities and its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractory Products

     The Company offers a broad range of monolithic refractory products as well as pre-cast refractory shapes. The Company's refractory net sales were $201.1 million, $184.6 million, and $183.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Product sales are usually combined with Company-supplied proprietary applications equipment and on-site technical service support. The Company's proprietary applications equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD® sprayer and its MINSCAN™ system, allow for remote-controlled applications in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SEQUAD® sprayer, the MINSCAN™ system, and the related technologically advanced blast furnace maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. This also results in a lower overall refractory cost to steel makers per ton of steel produced.

The Company's experienced technical service staff and advanced application equipment provide greater assurance that the desired productivity objectives of customers are achieved. In addition, the Company's technicians conduct laser measurement of refractory wear, usually in conjunction with robotic application tools, to improve maintenance performance in certain plants. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     In the past five years a significant amount of the Company's refractory product sales have come from new products. Some of the new refractory products the Company has introduced in the past few years include:

  the MAG-O-STAR® spray coating, an advanced technique for applying refractory material to the slag line, the top of hot steel ladles;

  the MINSCAN™ application system, a fully automated application system for applying refractory materials to electric arc furnaces; and

  SHOTCRETE™ castable material, a dense castable material used in a variety of steel-making vessels to improve productivity.

     The Company has also developed a new line of OPTISHOT™ refractory products that can completely replace brick in iron and steel ladles. In addition to new products, delivery systems and services, the Company has focused on controlling costs and expenses.

     The Company has also expanded its refractories business through selective acquisitions over the past two years. In 2000, the Company acquired Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instruments designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. These acquisitions have increased the breadth of the product lines in the Refractories segment.

     The Company sells its refractory products in the following three product groups:

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

     Key Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends include the development of improved manufacturing processes such as continuous casting, the need of steel producers for increased productivity and higher grade refractories, as well as a modest shift toward electric steel making.

     The use of the continuous casting method has more than doubled in the past ten years, measured in tons of steel cast on a worldwide basis. The need for high quality refractory products for this process has generated new market opportunities for the Company's refractory products. Product offerings for continuous casting include advanced maintenance coatings and original linings for tundishes and robotic applications equipment. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills has facilitated the acceptance of its new refractory products and technologies. The Company also produces a broad line of refractory products and certain metallurgical products that are required by mini-mills.

Marketing and Sales

     The Company relies principally on its worldwide direct sales force to market its products. The direct sales force is augmented by technical service teams that are familiar with the industries to which the Company markets its products, and by several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications. In the refractory segment, the Company's technical service personnel advise with respect to the use of refractory materials and, in many cases, apply the refractory materials to the customers' furnaces and other vessels pursuant to service agreements. Continued use of skilled technical service teams is an important component of the Company's business strategy.

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

Raw Materials

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants. If there were to be an interruption in the supply of lime from any particular lime supplier to the Company, the Company believes that alternative sources of lime would be available at effectively the same cost to the Company.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources at reasonable costs.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and, in certain circumstances, to position itself as a market leader.

     With respect to its PCC products, the Company competes for sales to the paper industry with other fillers, such as ground limestone and clay, based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that it believes imparts superior brightness, opacity and other properties to paper on an economical basis.

     The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products, principally ground calcium carbonate, for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon performance characteristics of the product (such as brightness and opacity), price, the availability of technical support and availability of raw materials.

     With respect to the Company's refractory products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, quality, consistency and ease of application), price, and the availability of technical support. The Company competes with different companies in different geographic areas and in separate aspects of its product line.

     The Company competes in sales of its limestone and talc based primarily upon product quality, price, and geographic location.

Research and Development

     Many of the Company's product lines are technology-based. The Company's expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of its product lines.

     The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, AT® PCC, advanced PCC crystal morphologies for paper coating, the SEQUAD® sprayer, MAG-O-STAR® spray coating, MINSCAN™ application systems and SHOTCRETE™ castable material. The Company's research and development efforts have also resulted in the invention of SYNSIL® products, a family of synthetic silicate products for the glass industry.

     For the years ended December 31, 2001, 2000 and 1999, the Company expended approximately $23.5 million, $26.3 million, and $24.8 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 2001 approximated 3.4% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. Approximately 160 employees worldwide are engaged in research and development. It also has smaller research and development facilities in Finland, Ireland and Japan. In addition, the Company has access to several of the world's most advanced paper making and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 350 patents and approximately 650 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

Insurance

     The Company maintains liability and property insurance and insurance for business interruption in the event of damage to its production facilities and certain other insurance covering risks associated with its business. The Company believes such insurance is adequate for the operation of its business. There is no assurance that in the future the Company will be able to maintain the coverage currently in place or that the premiums therefor will not increase substantially.

Employees

     At December 31, 2001, the Company employed approximately 2,305 persons, of whom approximately 800 were employed by the Company outside of the United States.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc. ("Quigley"), a wholly-owned subsidiary of Pfizer, in connection with the initial public offering of the Company in 1992. See "Certain Relationships and Related Transactions" in Item 13.

Cautionary Factors That May Affect Future Results

     The disclosure and analysis set forth in this report contains certain forward-looking statements, particularly statements relating to future actions, future performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as "expects," "plans," "anticipates," "will" and other words and phrases of similar meaning.

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

     As permitted by the Private Securities Litigation Reform Act of 1995, the Company is providing the following cautionary statements which identify factors that could cause the Company's actual results to differ materially from historical and expected results. It is not possible to foresee or identify all such factors. Investors should not consider this list an exhaustive statement of all risks, uncertainties and potentially inaccurate assumptions.

  Historical Growth Rate

Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products. Difficulties, delays or failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

  Contract Renewals

The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

  Consolidation in Paper Industry

Several consolidations in the paper industry have taken place in recent years. These consolidations could result in partial or total closure of some paper mills at which MTI operates PCC satellites. Such closures would reduce MTI's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by MTI. There can be no assurance, however, that this will occur. In addition, such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers, such as MTI. This increased pressure could have an adverse effect on MTI's results of operations in the future.

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

  Risks of Doing Business Abroad

As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.

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

  Cyclical Nature of Customers' Businesses

The bulk of the Company's sales are to customers in two industries, paper manufacturing and steel manufacturing, which have historically been cyclical. The Company's exposure to variations in its customers' businesses has been reduced in recent years by the growth in the number of plants it operates; by the diversification of its portfolio of products and services; and by its geographic expansion. Also, the Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 2. Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants at December 31, 2001. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Brazil, Jacarei	Votorantim Celulose e Papel
Brazil, Luiz Antonio	Votorantim Celulose e Papel
Brazil, Mucuri	Bahia Sul Celulose S.A.
Brazil, Suzano	Cia Suzano de Papel e Celulose
California, Anderson[1]	Pending
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec	Rolland Paper Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang[2]	Asia Pulp and Paper Company Ltd.
Finland, Aanekoski[2]	M-real Corporation
Finland, Anjalankoski[2]	Myllykoski Paper Oy
Finland, Lappeenranta[2,3]	OAO Svetogorsk (a subsidiary of International Paper Company)
Finland, Tervakoski[2]	Trierenberg Holding
Florida, Pensacola	International Paper Company
France, Alizay	M-real Corporation
France, Docelles	UPM - Kymmene Corporation
France, Saillat Sur Vienne	Aussedat Rey (a subsidiary of International Paper Company)
Germany, Schongau	UPM - Kymmene Corporation
Indonesia, Perawang[2]	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi[2]	Daishowa Paper Manufacturing Company Ltd.
Kentucky, Wickliffe	MeadWestvaco Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Great Northern Paper, Inc.
Mexico, Chihuahua	Corporativo Copamex, S.A. de C.V.
Michigan, Quinnesec	International Paper Company
Minnesota, Cloquet	Potlatch Corporation
Minnesota, International Falls	Boise Cascade Corporation
New York, Oswego[4]	International Paper Company
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	MeadWestvaco Corporation
Ohio, West Carrollton	Appleton Papers Inc.
Pennsylvania, Erie[4]	International Paper Company
Pennsylvania, Lock Haven[4]	International Paper Company
Poland, Kwidzyn	International Paper Company
Portugal, Figueira da Foz[2]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover	International Paper Company
South Africa, Merebank[2]	Mondi Paper Company Ltd.
Tennessee, Kingsport	Weyerhaeuser Company
Texas, Pasadena	Pasadena Paper Company LP
Thailand, Tha Toom[2]	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	James River Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation

Location	Principal Customer
Wisconsin, Kimberly	Stora Enso Oy
Wisconsin, Park Falls	Fraser Papers Inc.
Wisconsin, Wisconsin Rapids	Stora Enso Oy

1 This PCC plant ceased operations in 2001. A sale of the paper mill is pending.
2 These plants are owned through joint ventures.
3 This PCC plant is not located on-site at the paper mill.
4 These PCC plants are expected to cease operations in 2002.

     The Company also owned at December 31, 2001 seven plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, and talc and directly or indirectly owns or leases approximately 19 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Michigan, River Rouge	Plant	Monolithic Refractories/Shapes
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters2; Sales Offices2	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Pennsylvania, Bethlehem	Research Laboratories; Sales Offices	PCC, Lime, Limestone, Talc, Pyrolytic Graphite
Pennsylvania, Easton	Research Laboratories; Plant	All Company Products
Pennsylvania, Slippery Rock	Plant	Refractory Shapes/Monolithic Refractories

International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2	Monolithic Refractories/PCC
Brazil, Belo Horizonte	Sales Office2	Monolithic Refractories
Brazil, Sao Paulo	Sales Office2	PCC
Brazil, Volta Redonda	Sales Office2	Monolithic Refractories
Canada, Lachine	Plant	Refractory Shapes
China, Huzhou	Plant3	Monolithic Refractories
Germany, Duisburg	Sales Office2	Monolithic Refractories
Germany, Moers	Plant	Laser Scanning Instrumentation/Probes
Holland, Hengelo	Plant	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant	Monolithic Refractories/Shapes, Calcium
Mexico, Gomez Palacio	Plant2	Monolithic Refractories
Singapore	Sales Office2	PCC
Spain, Santander	Sales Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Korea, Seoul	Sales Office2	Monolithic Refractories
South Korea, Yangsan	Plant4	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant	Monolithic Refractories/Shapes

1 This plant is leased to another company.
2 Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
3 This plant is leased through a joint venture.
4 This plant is owned through a joint venture.

     The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. Based on past loss experience, the Company believes it is adequately insured with respect to these assets, and for liabilities which are likely to arise from its operations.

Item 3. Legal Proceedings

       On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of March 14, 2002, no complaint had been filed. We anticipate that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environmental project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

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

       On or about February 27, 2001, the EPA filed a civil administrative complaint against Minteq International Inc. seeking $192,000 in monetary sanctions for alleged regulatory violations relating to the use, handling and disposal of polychlorinated biphenyls at Minteq's Canaan, Connecticut facility. Minteq filed a response to the complaint, and settled such claim in the fourth quarter of 2001, agreeing to a monetary payment of $95,000 and certain injunctive relief.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2001 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$38.09	$43.95	$ 44.78	$48.00
Low	31.92	33.62	33.23	35.98
Close	34.89	42.87	37.72	46.64

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

2000 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$46.44	$ 47.75	$54.06	$ 46.25
Low	36.63	40.38	41.38	28.94
Close	41.94	41.69	43.94	34.19

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

     On March 1, 2002, the last reported sales price on the NYSE was $50.78 per share. As of March 1, 2002, there were approximately 225 holders of record of the common stock.

     On January 24, 2002, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.025 per share. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends of at least $0.025 per share on its common stock. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 26, 1998, the Company's Board of Directors authorized a $150 million stock repurchase program. The Company completed the program in April 2001. Approximately 3.5 million shares were repurchased under this program at an average price of approximately $42.80 per share.

     On February 22, 2001, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $25 million in additional shares per year over the next three-year period. As of December 31, 2001, the Company had repurchased approximately 35,000 shares under this program at an average price of approximately $36.28 per share.

Item 6. Selected Financial Data
Thousands, Except Per Share Data	2001	2000	1999	1998	1997
Income Statement Data:
Net sales	$684,419	$670,917	$662,475	$631,622	$625,547
Cost of goods sold	502,525	477,512	466,702	442,562	451,849
Marketing and administrative expenses	70,495	71,404	72,208	75,068	71,525
Research and development expenses	23,509	26,331	24,788	21,038	20,391
Bad debt expenses	3,930	5,964	1,234	507	1,554
Write-down of impaired assets	--	4,900	--	--	--
Restructuring charge	3,403	--	--	--	--
Income from operations	80,557	84,806	97,543	92,447	80,228

Net income	49,793	54,208	62,116	57,224	50,312

	2001	2000	1999	1998	1997
Earnings Per Share
Basic earnings per share	$ 2.54 =====	$ 2.65 =====	$ 2.90 =====	$ 2.57 =====	$ 2.23 =====
Diluted earnings per share	$ 2.48 =====	$ 2.58 =====	$ 2.80 =====	$ 2.50 =====	$ 2.18 =====
Weighted average number of common shares outstanding
Basic	19,630	20,479	21,394	22,281	22,558
Diluted	20,063	21,004	22,150	22,926	23,113
Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet Data:
Working capital	$ 86,261	$ 81,830	$102,405	$112,892	$132,364
Total assets	847,810	799,832	769,131	760,912	741,407
Long-term debt	88,097	89,857	75,238	88,167	101,571
Total debt	160,031	138,727	88,677	101,678	115,560
Total shareholders' equity	507,819	483,639	485,036	489,163	466,997

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	73.4	71.2	70.5
Marketing and administrative expenses	10.3	10.7	10.9
Research and development expenses	3.4	3.9	3.7
Bad debt expenses	0.6	0.9	0.2
Write-down of impaired assets	--	0.7	--
Restructuring charge	0.5	--	--
Income from operations	11.8	12.6	14.7
Net income	7.3% ==	8.1% ==	9.4% ==

Overview of 2001 and Outlook

     In 2001, the Company continued to experience weaknesses across all product lines primarily because of the difficult economic situation in the industries it serves: paper, steel, construction and automotive. The Company expects the economic downturn that began in the second half of 2000 and continued throughout 2001 to continue into the first half of 2002.

     The Company continues to be affected by negative factors in the industries the Company serves:

  Three paper mills at which the Company has satellite precipitated calcium carbonate (PCC) plants announced their intention to shut down. These shutdowns are in addition to the three paper mill shutdowns disclosed in 2000. Other paper makers reduced production as a result of weaker paper demand.

  The domestic steel industry continued to deteriorate significantly in 2001. Domestic steel production was at its lowest levels in decades and several steel manufacturers ceased operations and others filed for bankruptcy protection. Europe is anticipating a significant decline in steel production during 2002.

  The construction and automotive industries were also affected adversely by the weaker economy.

     However, despite this difficult environment, the Company was able to achieve low double-digit operating margins. This was accomplished through the restructuring plan announced in the second quarter of 2001 to reduce operating costs and improve efficiency, control of expenses, the synergies realized from recent acquisitions, and the continued development and commercialization of higher value products and technologies. The Company's operating margin as a percentage of sales declined to 11.8% in 2001 as compared with 12.6% in 2000.

     In 2002, the Company plans to continue its focus on the following growth strategies:

  Increase market penetration in the use of PCC in paper in both free sheet and groundwood mills.

  Increase penetration of PCC into the paper coating market.

  Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.

  Continue selective acquisitions to complement the Company's existing businesses.

  Continue research and development and marketing efforts for new and existing products.

     However, there can be no assurance that the Company will achieve success in implementing any one or more of these strategies.

     The Company began operations at one new satellite PCC plant at Great Northern Paper, Inc. in Millinocket, Maine, in the third quarter of 2001. The satellite plant, which provides Minerals Technologies AT® PCC for filling groundwood specialty paper produced by Great Northern, is equivalent to two units. AT® PCC, Minerals Technologies' patented acid-tolerant technology, permits the use of PCC, an alkaline material, in an acid papermaking environment. The Company also began operations in the first quarter of 2002 at an M-real Corporation paper mill in Alizay, France. This plant is equivalent to three units and is dedicated to the production of PCC products used in the filling of wood-free printing and writing papers. The Company also added another five units of volume in 2001 through various expansions at existing satellite facilities. A unit represents between 25,000 to 35,000 tons of PCC produced annually. The Company expects additional expansions at existing satellite PCC plants to occur in 2002 and also expects to sign contracts for new satellite PCC plants.

     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, and could also result in impairment of the assets associated with the PCC plant.

     Several consolidations in the paper industry have taken place in the last two years. These consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in paper production and associated purchases of PCC shifting to another location served by the Company. There can be no assurance, however, that this will occur. In addition, such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.

     The Company's largest customer, International Paper Company, decided to reduce production capacity by closing four paper mills at which the Company has satellite PCC plants. These paper mills are located in Mobile, Alabama; Lock Haven, Pennsylvania; Erie, Pennsylvania; and Oswego, New York. In addition, two paper companies filed for bankruptcy protection and closed their paper mills in Plainwell, Michigan and Anderson, California. The Company had satellite PCC plants at these locations.

     Excluding the plants to be closed, there are two satellite locations at which contracts with the host mill have recently expired. The Company continues to supply PCC at these locations and hopes to negotiate long-term contract extensions at them. There is no assurance, however, that these negotiations will be successful.

     In May 2001, the Company announced that it would invest $27 million in the construction of a new merchant facility in Germany for the production of coating grade PCC. This facility, which will have the capacity to manufacture approximately 125,000 tons of PCC a year, will produce PCC coating products for use in high-quality publication and graphic art papers. The Company expects this facility to be in operation in 2003.

     On February 6, 2002, the Company purchased from J.M. Huber Corporation a facility in Hermalle-sous-Huy, Belgium that manufactures PCC. This facility currently has the capacity to produce approximately 60,000 tons of PCC per year. The Company plans to modify the facility so that it is capable of producing Opacarb® PCC products, which are coating products used in high-quality publication and graphic art papers. This acquisition will allow the Company to accelerate the development of its European coating PCC program.

     The Company also made the following acquisitions in the Refractories segment:

  In May 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. This acquisition broadened the Company's product line and significantly increased the volume of annual refractory sales. It will also enable the Company to be more cost-effective through improved logistics, plant efficiencies, raw material sourcing, and benefits that will result from the Company's research capabilities in the core monolithic refractories business.

  In September 2001, the Company purchased all of the outstanding shares of Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. Rijnstaal has developed a "middle market" calcium-containing cored metal wire that will complement the Company's high-end Pferrocal® Lance Injection System.

     As the Company continues to expand its operations overseas, it faces the inherent risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Some of the Company's operations are located in areas that have experienced political or economic instability, including Indonesia, Israel, China and South Africa. In addition, the Company's performance depends to some extent on that of the industries it serves, particularly the paper manufacturing, steel manufacturing, and construction industries.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     The Company believes the following critical accounting policies require it to make significant judgments and estimates in the preparation of its consolidated financial statements:

  Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Therefore, the price billed to the customer for shipments during the year is based on an estimate of the total annual volume that will be sold to such customer. Prices are adjusted at the end of each year to reflect the actual volume sold.

  Allowance for doubtful accounts: Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. The Company recorded bad debt expenses of $3.9 million and $6.0 million in 2001 and 2000, respectively. These charges were much higher than historical levels and were primarily related to bankruptcy filings by several of the Company's major customers in the steel industry and to additional provisions associated with potential risks in the steel and other industries. In addition to specific allowances established for bankrupt customers, the Company also analyzes the collection history and financial condition of its other customers considering current industry conditions and determines whether an allowance needs to be established.

  Property, plant and equipment, goodwill, intangible and other long-lived assets: The Company's sales of PCC are predominantly pursuant to long-term arrangements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC to two locations at which the PCC contract has expired.

Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation for use of those assets. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company could result in an impairment of assets charge at such facility.

Impairment losses have not been significant other than in 2000. However, three paper mills at which the Company has operated satellite PCC plants have announced their intention to shut down. In each case the Company is exploring several possibilities, including continuing to operate the PCC plant if the host mill is sold to another paper manufacturer; operating the PCC plant on a merchant basis for sales to third parties; or transferring the equipment for use at another operation. Should these alternatives not be available, there could be impairment charges at one or more of these facilities, which the Company estimates would not exceed $1.5 million in the aggregate.

The Company has a consolidated interest in two joint venture companies that operate satellite PCC plants at paper mills owned by subsidiaries of Asia Pulp & Paper ("APP"), one at Perawang, Indonesia, and one at Dagang, China. APP is a multinational pulp and paper company whose current financial difficulties have been widely publicized. While APP is negotiating with its creditors, the Perawang and Dagang facilities have remained in operation at levels presently consistent with the prior year. Both mills are continuing to use MTI's PCC and to satisfy their obligations to the joint ventures. However, there can be no assurance that the Company's operations at these paper mills will not be adversely affected by APP's financial difficulties in the future. The Company's net investment in these satellite plants was $4.3 million at December 31, 2001.

  Valuation of long-lived assets, goodwill and other intangible assets: The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include the following:

  significant under-performance relative to expected historical or projected future operating results;

  significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment by its ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $587.9 million as of December 31, 2001.

  Accounting for income taxes: As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the Statement of Income.

     For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 14 of this Annual Report on Form 10-K, beginning on page F-6. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Results of Operations
Net Sales
Dollars in Millions	2001	Growth	2000	Growth	1999
Net sales	$684.4	2.0%	$670.9	1.3%	$662.5

     Worldwide net sales in 2001 increased 2.0% from the previous year to $684.4 million. The stronger U.S. dollar had an unfavorable effect of approximately 2 percentage points of sales growth in 2001. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased approximately 1% to $483.3 million compared with $486.3 million for the same period in 2000. Sales in the Refractories segment grew approximately 9% over the previous year to $201.1 million. In 2000, worldwide net sales increased 1.3% to $670.9 million from $662.5 million in the prior year. Specialty Minerals segment sales increased 1.4% and Refractories segment sales increased approximately 1% in 2000.

     Worldwide net sales of PCC in 2001 decreased approximately 1% to $396.1 million from $399.2 million in the prior year. The decrease in total PCC sales was primarily a result of a 12% decline in sales of Specialty PCC, which is used for non-paper applications. Adverse market conditions and increased competitive pressure from lower cost ground calcium carbonate in the calcium supplement market were the primary reasons for the sales decrease. This decrease was partially offset by a 1% increase in paper PCC sales, which was primarily attributable to the commencement of operations at two new satellite PCC plants, the ramp-up of two satellite plants that began operations in 2000 and expansions at several long-standing PCC plants. Sales were adversely affected by consolidations, shutdowns and slowdowns in the paper industry. Excluding the effect of foreign exchange, PCC sales grew by 1 percent in 2001. PCC sales in 2000 increased 1.9% to $399.2 million from $391.9 million in 1999. This growth was primarily attributable to the start-up of operations at two new satellite plants, the ramp-up of two satellite plants that began operations in 1999, and to volume increases and expansions at several long-standing PCC plants.

     Net sales of Processed Minerals products in 2001 increased slightly to $87.2 million from $87.1 million in 2000. Processed Minerals net sales decreased slightly in 2000 to $87.1 million from $87.5 million in 1999. This decline was attributable primarily to a slowdown in construction-related industries.

     Net sales in the Refractories segment in 2001 increased approximately 9.0% to $201.1 million from $184.6 million in the prior year. The increase in sales for the Refractories segment was attributable to the Martin Marietta and Rijnstaal acquisitions. Excluding these acquisitions, sales in the Refractories segment would have declined due to unfavorable economic conditions in the worldwide steel industry, particularly in North America. Foreign exchange had an unfavorable impact on Refractories sales of approximately $6.4 million or 3.5 percentage points of growth. In 2000, net sales in the Refractories segment increased 1.0% from the prior year.

     Net sales growth in the United States was slightly higher in 2001 than in the prior year. Increased sales from the acquisitions were partially offset by the aforementioned weakness in the steel, paper and construction industries. International sales in 2001 increased 5.9% primarily as a result of the continued international expansion of the Company's PCC product line. In 2000, domestic net sales decreased less than 1.0% and international sales were approximately 4.7% greater than in the prior year.
Operating Costs and Expenses
Dollars in Millions	2001	Growth	2000	Growth	1999
Cost of goods sold	$502.5	5.2%	$477.5	2.3%	$466.7
Marketing and administrative	$ 70.5	(1.3%)	$ 71.4	(1.1%)	$ 72.2
Research and development	$ 23.5	(10.6%)	$ 26.3	6.0%	$ 24.8
Bad debt expenses	$ 3.9	(35.0%)	$ 6.0	*	$ 1.2
Restructuring charge	$ 3.4	*	$ --	*	$ --
Write-down of impaired assets	$ --	*	$ 4.9	*	$ --
* Percentage not meaningful

     Cost of goods sold was 73.4% of sales compared with 71.2% in the prior year. This increase was primarily attributable to lower volumes from weaker market conditions in the steel, paper and construction industries in 2001. In addition, the Company was adversely impacted by higher energy costs, the unfavorable impact of foreign exchange, and costs associated with the ramp-up of the Company's merchant manufacturing plant in Mississippi, which is still running below capacity. Cost of goods sold as a percentage of sales in 2000 was 0.7 percentage points higher than in the prior year.

     Marketing and administrative costs decreased 1.3% to $70.5 million and to 10.3% of net sales from 10.7% in 2000. These decreases were due to the control of expenses and lower costs in the second half of 2001 resulting from the restructuring program. In 2000, marketing and administrative costs decreased 1.1% to $71.4 million.

     Research and development expenses during 2001 decreased 10.6% to $23.5 million and represented 3.4% of net sales. This decrease was primarily a result of the restructuring, a decrease in trial activity and a shift of SYNSIL® development costs to production costs. In 2000, research and development expenses increased 6.0% as a result of planned increases to develop SYNSIL® products, a family of synthetic silicate products for the glass industry.

     The Company recorded bad debt expenses of $3.9 million and $6.0 million in 2001 and 2000, respectively. These charges were primarily related to bankruptcy filings by several of the Company's major customers in the steel industry and to additional provisions associated with potential risks in the steel and other industries.

     During the second quarter of 2001, the Company restructured its operations to reduce operating costs and improve efficiency. This resulted in a second quarter restructuring charge of $3.4 million. The Company estimates the restructuring will reduce operating expenses by $6.0 million to $8.0 million annually. These expense reductions were partially realized during the second half of the year.

     During the fourth quarter of 2000, the Company recorded a write-down of impaired assets of $4.9 million for three satellite PCC plants at paper mills that have ceased or will cease operations.

Income from Operations
Dollars in Millions	2001	Growth	2000	Growth	1999
Income from operations	$80.6	(5.0%)	$84.8	(13.0%)	$97.5

     Income from operations in 2001 decreased 5.0% to $80.6 million from $84.8 million in 2000. This decrease was due primarily to weakness for the full year in the three major industries the Company serves and to the aforementioned restructuring charge. In 2000, income from operations decreased 13.0% to $84.8 million from $97.5 million in 1999. This decrease was due primarily to weakness in the second half of 2000 in the three major industries the Company serves and to additional bad debt expenses and the write down of impaired assets.
Non-Operating Deductions
Dollars in Millions	2001	Growth	2000	Growth	1999
Non-operating deductions, net	$7.9	58%	$5.0	--	$5.0

     Non-operating deductions increased 58% from the prior year. This increase is primarily attributable to a 21.3% increase in gross interest expense as a result of higher average borrowings in 2001 and a reduction in interest capitalized on major construction projects. Non-operating deductions in 2000, were approximately the same as in 1999.
Provision for Taxes on Income
Dollars in Millions	2001	Growth	2000	Growth	1999
Provision for taxes on income	$21.1	(10.9%)	$23.7	(18.0%)	$28.9

     The effective tax rate decreased to 29.1% in 2001 compared with 29.8% in 2000. This decrease was due to changes in the geographic mix of profit by country. The effective tax rate was 31.3% in 1999.
Minority Interests
Dollars in Millions	2001	Growth	2000	Growth	1999
Minority interests	$1.7	(5.6%)	$1.8	20.0%	$1.5

     The consolidated joint ventures continue to operate profitably. The decrease in the provision for minority interests in 2001 was primarily due to unfavorable foreign exchange rates.
Net Income
Dollars in Millions	2001	Growth	2000	Growth	1999
Net income	$49.8	(8.1%)	$54.2	(12.7%)	$62.1

     Net income decreased 8.1% in 2001 to $49.8 million. In 2000, net income decreased 12.7% to $54.2 million. Earnings per common share, on a diluted basis, decreased 3.9% to $2.48 in 2001 as compared with $2.58 in the prior year.

Liquidity and Capital Resources

     Cash flows in 2001 were provided from operations and short-term and long-term financing. The cash was applied principally to fund approximately $63.1 million of capital expenditures, the aforementioned Rijnstaal B.V. and Martin Marietta Magnesia Specialties Inc. acquisitions, and to repurchase $16.0 million of common shares for treasury. Cash provided from operating activities amounted to $98.3 million in 2001, $91.1 million in 2000 and $130.2 million in 1999.

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility in Mississippi for the production of Specialty PCC. The Company selected the variable rate option for this borrowing and the average interest rate was approximately 6.69% and 7.18% for the year ended December 31, 2001 and the period ended December 31, 2000, respectively.

     On February 26, 1998, the Company's Board of Directors ("Board") authorized a $150 million stock repurchase program. The Company completed the program in April 2001 after repurchasing approximately 3.5 million shares at an average price of approximately $42.80 per share.

     On February 22, 2001, the Board authorized the Company's Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the next three years. As of December 31, 2001, the Company had repurchased approximately 35,000 shares under this program at an average price of approximately $36.28 per share.

     The Company has $110 million in uncommitted short-term bank credit lines, of which $71.5 million was in use at December 31, 2001. The Company anticipates that capital expenditures for 2002 should range between $75 million and $90 million, principally related to the construction of PCC plants and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet its long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2002 - $0.4 million; 2003 - $1.4 million; 2004 - $2.0 million; 2005 - $2.2 million; 2006 - $52.2 million; thereafter - $30.3 million.

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

     Cyclical Nature of Customers' Businesses
     The bulk of the Company's sales are to customers in the paper manufacturing, steel manufacturing and construction industries, which have historically been cyclical. These industries encountered difficulties in 2001. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, the Company's operating results to date have not been materially affected by the difficult economic environment. However, we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative effect on the Company's financial position or results of operations.

     Recently Issued Accounting Standards
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. The Company currently accounts for all acquisitions using the purchase method of accounting.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis. This statement also requires an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142, as required for goodwill and other identifiable intangibles resulting from business combinations consummated after June 30, 2001. As of December 31, 2001, the Company has unamortized goodwill in the amount of $43.5 million and unamortized identifiable intangible assets in the amount of $8.1 million. Amortization expense related to goodwill was $1.3 million for the year ended December 31, 2001. The Company does not expect that the remaining provisions of SFAS No. 142 will have a material effect on the consolidated financial statements.

     SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a uniform accounting model for long-lived assets to be disposed of. This Statement, effective for fiscal years beginning after December 15, 2001, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company does not expect adoption of this Statement will have a material effect on the consolidated financial statements.

     Adoption of a Common European Currency
     As of January 1, 2001, twelve European countries adopted the euro as their common currency. From that date until January 1, 2002, debtors and creditors could choose to pay or be paid in euros or in the former national currencies. During 2002, the affected national currencies ceased to be legal tender.

     The Company's information technology systems are now able to convert among the former national currencies and the euro and to process transactions and balances in euros. The financial institutions with which the Company does business were capable of receiving deposits and making payments both in euros and in the national currencies. This did not have a material effect on the Company's financial condition or results of operations. The Company also reviewed contracts with customers and vendors calling for payments in currencies that were to be replaced by the euro, and intends to complete in a timely way any required changes to those contracts.

     Adoption of the euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy by the countries adopting the euro can be expected to have an effect on the economy of the region. These competitive and economic effects had no material effect on the Company's financial condition or results of operation during 2001, and the Company does not expect any such effect to occur. There can be no assurance, however, that the transition to the euro will not have a material effect on the Company's business in Europe in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the Company's financial position, results of operations or cash flows due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial conditions and results of operations. Approximately 45% of the Company's bank debt bears interest at variable rates; therefore the Company's results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, and liabilities and transactions being hedged. The Company had open forward exchange contracts to purchase $0.8 million of foreign currencies as of December 31, 2001. These contracts mature on June 28, 2002. The fair value of these instruments was $132,000 at December 31, 2001. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was $158,000 at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 14 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Set forth below are the names and ages, as of December 31, 2001, of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.
Name	Age	Position
Paul R. Saueracker	59	Chairman of the Board (effective October 18, 2001); President and Chief Executive Officer
Anton Dulski	60	Executive Vice President; Chief Operating Officer (to December 31, 2001)
Howard R. Crabtree	56	Senior Vice President, Minteq (effective January 1, 2002); Vice President, Organization & Human Resources (until January 1, 2002)
Kenneth L. Massimine	52	Senior Vice President, Paper PCC (effective January 1, 2002)
John A. Sorel	54	Senior Vice President, Corporate Development and Finance (effective January 1, 2002)
Neil M. Bardach	53	Vice President, Finance and Chief Financial Officer; Treasurer
Gordon S. Borteck	44	Vice President, Organization and Human Resources (effective January 1, 2002)
D. Randy Harrison	49	Vice President and Managing Director, Performance Minerals (effective January 1, 2002)
Michael A. Cipolla	44	Controller and Chief Accounting Officer
S. Garrett Gray	63	Vice President, General Counsel and Secretary
William A. Kromberg	56	Vice President, Taxes

     Paul R. Saueracker was elected Chairman of the Board on October 18, 2001; prior to that he became President and Chief Executive Officer effective August 2000 and December 31, 2000, respectively. Mr. Saueracker served as Senior Vice President from 1999 to 2000, and Vice President of the Company from 1994 to 1999. He had served as President and CEO of Specialty Minerals Inc. since 1994. Mr. Saueracker is a former President of the Pulverized Minerals Division of the National Stone, Sand and Gravel Association and a member of the Board of Directors of the National Association of Manufacturers. He is also a member of the Board of Trustees of the Institute of Paper Science and Technology located in Atlanta, Georgia.

     Anton Dulski was elected Executive Vice President effective August 2000. He also served as Chief Operating Officer of the Company from October 2000 to December 2001, and has been a Senior Vice President of the Company since 1999 and a Vice President of the Company since 1996. He also served as President of Minteq International Inc. from 1996 to 2001.

      Howard R. Crabtree was elected Senior Vice President for Minteq effective January 1, 2002. Prior to that he was Vice President-Organization & Human Resources of the Company from 1997, and Vice President-Human Resources from 1992 to 1996.

     Kenneth L. Massimine was elected to Senior Vice President, Paper PCC, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Processed Minerals.

     John A. Sorel was elected Senior Vice President, Corporate Development and Finance effective January 1, 2002; prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

    Neil M. Bardach has served as Vice President - Finance and Chief Financial Officer of the Company since 1998. From 1994 to 1998, he was Chief Financial Officer of The Genlyte Group Incorporated, a publicly traded manufacturer of lighting fixtures.

     Gordon S. Borteck was appointed Vice President - Organization and Human Resources effective January 1, 2002; prior to that he had been Vice President, Human Resources for Specialty Minerals Inc. since January 1997.

     D. Randy Harrison has been appointed Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and General Manger, Specialty PCC.

     Michael A. Cipolla has served as Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

     S. Garrett Gray has served as Vice President and Secretary of the Company since 1988. In 1992, Mr. Gray was appointed General Counsel of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of February 1, 2002" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

Consolidated Balance Sheet as of December 31, 2001 and 2000
Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
Notes to the Consolidated Financial Statements
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

4.1	- Specimen Certificate of Common Stock (1)
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (4)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	- Form of Employment Agreement, together with schedule relating to executed Employment Agreements
10.5(a)	- Form of Employment Agreement (11), together with schedule relating to executed Employment Agreements (13)
10.6	- Form of Severance Agreement (11), together with schedule relating to executed Severance Agreements (13)
10.6(a)	- Form of Severance Agreement (11), together with schedule relating to executed Severance Agreements (13)
10.6(b)	- Schedule relating to certain executed Severance Agreements
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (5)
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended February 26, 1998 (6)
10.9	- 2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001
10.10	- Company Retirement Annuity Plan, as amended and restated effective October 18, 2001
10.11	- Company Nonfunded Supplemental Retirement Plan, as amended January 28, 1999 (6)
10.12	- Company Savings and Investment Plan, as amended and restated effective October 18, 2001
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended January 28, 1999 (6)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (7)
10.16

- Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (9)

10.17	- Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
10.18	- Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc (8)
21.1	- Subsidiaries of the Company
23.1	- Report and Consent of Independent Auditors

    Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    [ RESERVED]
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
    Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
    Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/ Paul R. Saueracker
Paul R. Saueracker Chairman of the Board and Chief Executive Officer

March 21, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/Paul R. Saueracker Paul R. Saueracker
Chairman of the Board and Chief Executive Officer (principal executive officer)
March 21, 2002

/s/Neil M. Bardach Neil M. Bardach
Vice President-Finance and Chief Financial Officer; Treasurer (principal financial officer)
March 21, 2002

/s/Michael A. Cipolla Michael A. Cipolla
Controller and Chief Accounting Officer (principal accounting officer)
March 21, 2002

24
SIGNATURE	TITLE	DATE

/s/John B. Curcio John B. Curcio
Director
March 21, 2002

/s/Steven J. Golub Steven J. Golub
Director
March 21, 2002

/s/Kristina M. Johnson Kristina M. Johnson
Director
March 21, 2002

/s/Paul M. Meister Paul M. Meister
Director
March 21, 2002

/s/Michael F. Pasquale Michael F. Pasquale
Director
March 21, 2002

William C. Steere, Jr. William C. Steere, Jr.
Director
March 21, 2002

/s/Jean-Paul Valles Jean-Paul Valles
Director
March 21, 2002

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEET (thousands of dollars)
December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 13,046	$ 6,692
Accounts receivable, less allowance for doubtful accounts: 2001 - $3,697; 2000 - $2,898	125,289	116,192
Inventories	77,633	71,883
Prepaid expenses and other current assets	30,822	20,590
Total current assets	246,790	215,357

Property, plant and equipment, less accumulated depreciation and depletion	536,339	548,209
Other assets and deferred charges	64,681	36,266
Total assets	$ 847,810 ======	$ 799,832 =====

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$ 71,497	$ 48,105
Current maturities of long-term debt	437	765
Accounts payable	37,705	36,153
Income taxes payable	17,480	18,124
Accrued compensation and related items	14,231	10,259
Other current liabilities	19,179	20,121
Total current liabilities	160,529	133,527

Long-term debt	88,097	89,857
Accrued postretirement benefits	19,144	19,024
Deferred taxes on income	50,435	50,438
Other noncurrent liabilities	21,786	23,347
Total liabilities	339,991	316,193

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized; issued 25,961,920 shares in 2001 and 25,853,271shares in 2000	2,596	2,585
Additional paid-in capital	158,559	155,001
Retained earnings	627,014	579,181
Accumulated other comprehensive loss	(55,295)	(44,073)
	732,874	692,694
Less common stock held in treasury, at cost; 6,347,973 shares in 2001 and 5,886,417 shares in 2000	225,055	209,055
Total shareholders' equity	507,819	483,639

Total liabilities and shareholders' equity	$ 847,810 ======	$ 799,832 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (thousands of dollars, except per share data)
	Year Ended December 31,
	2001	2000	1999
Net sales	$684,419	$670,917	$662,475
Operating costs and expenses: Cost of goods sold	502,525	477,512	466,702
Marketing and administrative expenses `	70,495	71,404	72,208
Research and development expenses	23,509	26,331	24,788
Bad debt expenses	3,930	5,964	1,234
Restructuring charge	3,403	--	--
Write-down of impaired assets	--	4,900	--

Income from operations	80,557	84,806	97,543

Interest income	835	1,146	1,193
Interest expense	(7,884)	(5,311)	(5,141)
Other deductions	(838)	(869)	(1,060)
Non-operating deductions, net	(7,887)	(5,034)	(5,008)

Income before provision for taxes on income and minority interests	72,670	79,772	92,535
Provision for taxes on income	21,148	23,735	28,920
Minority interests	1,729	1,829	1,499
Net income	$ 49,793 =====	$ 54,208 =====	$ 62,116 =====

Basic earnings per share	$ 2.54 =====	$ 2.65 =====	$ 2.90 =====

Diluted earnings per share	$ 2.48 =====	$ 2.58 =====	$ 2.80 =====

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (thousands of dollars)

	Year Ended December 31,
Operating Activities	2001	2000	1999
Net income	$ 49,793	$ 54,208	$ 62,116
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation, depletion and amortization	66,518	60,795	58,675
Write-down of impaired assets	--	4,900	--
Loss on disposal of property, plant and equipment	19	257	1,041
Deferred income taxes	(131)	1,202	5,862
Bad debt expenses	3,930	5,964	1,234
Other	1,446	1,594	1,459
Changes in operating assets and liabilities,
net of effects of acquisitions and disposition: Accounts receivable	(11,886)	(7,118)	(10,432)
Inventories	(2,182)	(5,123)	(4,675)
Prepaid expenses and other current assets	(10,620)	(5,732)	2,215
Accounts payable	(1,077)	(9,455)	9,644
Income taxes payable	(144)	(5,275)	4,835
Other	2,661	(5,104)	(1,774)
Net cash provided by operating activities	98,327	91,113	130,200

Investing Activities
Purchases of property, plant and equipment	(63,078)	(103,286)	(73,752)
Proceeds from disposal of property, plant and equipment	5,193	1,396	986
Acquisition of businesses	(37,363)	(12,580)	--
Other investing activities	--	418	(604)
Net cash used in investing activities	(95,248)	(114,052)	(73,370)

Financing Activities
Proceeds from issuance of short-term and long-term debt	268,684	165,672	39,694
Repayment of short-term and long-term debt	(248,677)	(114,346)	(52,398)
Purchase of common shares for treasury	(16,000)	(43,048)	(50,884)
Cash dividends paid	(1,960)	(2,049)	(2,138)
Proceeds from issuance of stock under option plan	3,158	4,044	6,245
Equity and debt proceeds from minority interests	--	--	1,900
Other financing activities	--	--	(213)
Net cash provided by (used in) financing activities	5,205	10,273	(57,794)

Effect of exchange rate changes on cash and cash equivalents	(1,930)	(1,020)	645

Net increase (decrease) in cash and cash equivalents	6,354	(13,686)	(319)
Cash and cash equivalents at beginning of year	6,692	20,378	20,697
Cash and cash equivalents at end of year	$ 13,046 ======	$ 6,692 ======	$ 20,378 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (in thousands)
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Par Value				Shares	Cost	Total
Balance as of January 1, 1999	25,534	$ 2,553	$144,088	$467,257	$ (9,612)	(3,721)	$(115,123)	$489,163
Comprehensive income:
Net income	--	--	--	62,116	--	--	--	62,116
Currency translation adjustment	--				(19,167)			(19,167)
Reclassification adjustment of unrealized holding gains, net of tax	--	--	--	--	(86)	--	--	(86)
Total comprehensive income	--	--	--	62,116	(19,253)	--	--	42,863

Dividends declared	--	--	--	(2,138)	--	--	--	(2,138)
Redemption of stock rights	--	--	--	(213)	--	--	--	(213)
Employee benefit transactions	171	18	5,232					5,250
Income tax benefit arising from
employee stock option plans	--	--	995	--	--	--	--	995
Purchase of common stock	--	--	--	--	--	(1,098)	(50,884)	(50,884)

Balance as of December 31, 1999	25,705	2,571	150,315	527,022	(28,865)	(4,819)	(166,007)	485,036
Comprehensive income:
Net income	--	--	--	54,208	--	--	--	54,208
Currency translation adjustment	--	--	--	--	(15,208)	--	--	(15,208)
Total comprehensive income	--	--	--	54,208	(15,208)	--	--	39,000

Dividends declared	--	--	--	(2,049)	--	--	--	(2,049)
Employee benefit transactions	148	14	4,030	--	--	--	--	4,044
Income tax benefit arising from employee stock option plans	--	--	656	--	--	--	--	656
Purchase of common stock	--	--	--	--	--	(1,067)	(43,048)	(43,048)

Balance as of December 31, 2000	25,853	2,585	155,001	579,181	(44,073)	(5,886)	(209,055)	483,639
Comprehensive income:
Net income	--	--	--	49,793	--	--	--	49,793
Currency translation adjustment	--	--	--	--	(11,896)	--	--	(11,896)
Minimum pension liability adjustment	--	--	--	--	500	--	--	500
Net gain on cash flow hedges	--	--	--	--	174	--	--	174
Total comprehensive income	--	--	--	49,793	(11,222)	--	--	38,571

Dividends declared	--	--	--	(1,960)	--	--	--	(1,960)
Employee benefit transactions	109	11	3,147	--	--	--	--	3,158
Income tax benefit arising from employee stock option plans	--	--	411	--	--	--	--	411
Purchase of common stock	--	--	--	--	--	(462)	(16,000)	(16,000)
Balance as of December 31, 2001	25,962 =====	$ 2,596 ====	$158,559 =====	$627,014 ======	$(55,295) ======	(6,348) =====	$(225,055) ======	$507,819 ======
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Minerals Technologies Inc. (the "Company") and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States of America and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. Actual results could differ from those estimates.

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

     Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $2.9 million and $0.8 million at December 31, 2001 and 2000, respectively.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue which does not necessarily coincide with the remaining term of a customer's contractual obligation for use of those assets. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company could result in an impairment of assets charge at such facility.

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

     Accounting for the Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company continuously evaluates whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in determining whether the carrying value of the assets is recoverable. During the fourth quarter of 2000, the Company recorded a write-down of impaired assets of $4.9 million, based upon discounted future cash flows, for three satellite precipitated calcium carbonate plants at paper mills that have ceased or will cease operations.

     Impairment losses have not been significant other than in 2000. However, three paper mills at which the Company has operated satellite PCC plants have announced their intention to shut down. In each case the Company is exploring several possibilities, including continuing to operate the PCC plant if the host mill is sold to another paper manufacturer; operating the

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

PCC plant on a merchant basis for sales to third parties; or transferring the equipment for use at another operation. Should these alternatives not be available, there could be impairment charges at one or more of these facilities, which the Company estimates would not exceed $1.5 million in the aggregate.

     Goodwill
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 20-25 years. At least annually, the Company reviews the recoverability of goodwill. The determination of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis. When the Company determines that the carrying value of goodwill may not be recoverable, it measures any impairment on its ability to recover the carrying amount from expected future operating cash flow on a discounted basis. In management's opinion, no impairment existed at December 31, 2001.

     Derivative Financial Instruments
     The Company enters into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The cumulative effect of adopting SFAS 133, as amended, was not material to the Company's consolidated financial statements. See the Note on Derivative Financial Instruments in the Consolidated Financial Statements for a full description of the Company's hedging activities and related accounting policies.

     Revenue Recognition
     Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Therefore, the price billed to the customer for shipments during the year is based on an estimate of the total annual volume that will be sold to such customer. Prices are adjusted at the end of each year to reflect the actual volume sold.

     Foreign Currency
     The assets and liabilities of most of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive loss in shareholders' equity. Income statement items are generally translated at average exchange rates prevailing during the period. Other foreign currency gains and losses are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

     Income Taxes
     Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109''). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Post-retirement Benefits
     The Company accrues the cost of post-retirement benefits during an employee's active working career as required by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     Earnings Per Share
     Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the period.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Diluted earnings per share have been computed based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

     Impact of Recently Issued Accounting Standards
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method. The Company currently accounts for all acquisitions using the purchase method of accounting.

     SFAS No. 142, effective for fiscal years beginning after December 15, 2001, provides that goodwill and other intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis. This statement also requires an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142, as required for goodwill and other identifiable intangibles resulting from business combinations consummated after June 30, 2001. The Company does not expect that the remaining provisions of SFAS No. 142 will have a material effect on the consolidated financial statements.

     SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a uniform accounting model for long-lived assets to be disposed of. This Statement, effective for fiscal years beginning after December 15, 2001, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company does not expect adoption of this Statement will have a material effect on the consolidated financial statements.

Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:
Thousands of Dollars	2001	2000	1999
Domestic	$ 40,777	$ 51,098	$ 65,101
Foreign	31,893	28,674	27,434
Total income before provision for income taxes	$ 72,670 =====	$ 79,772 =====	$ 92,535 =====

     The provision for taxes on income consists of the following:
Thousands of Dollars	2001	2000	1999
Domestic
Taxes currently payable Federal	$ 8,906	$ 11,741	$ 12,552
State and local	1,484	2,380	2,735
Deferred income taxes	998	406	4,069
Domestic tax provision	11,388	14,527	19,356

Foreign
Taxes currently payable	10,889	8,412	7,771
Deferred income taxes	(1,129)	796	1,793
Foreign tax provision	9,760	9,208	9,564
Total tax provision	$ 21,148 ====	$ 23,735 =====	$ 28,920 =====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2001	2000	1999
U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(4.5)	(5.0)	(4.1)
Difference between tax provided on foreign earnings and the U.S. statutory rate	(1.9)	(1.0)	(0.7)
State and local taxes	1.5	1.9	2.6
Tax credits	(1.4)	(1.3)	(1.9)
Other	0.4	0.2	0.4
Consolidated effective tax rate	29.1% ===	29.8% ===	31.3% ===

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2001	2000
Deferred tax assets:
Pension and postretirement benefits cost reported for financial statement purposes in excess of amounts deductible for tax purposes	$ 3,207	$ 4,123
State and local taxes	2,955	2,869
Accrued expenses	2,943	2,489
Other	5,712	3,657
Total deferred tax assets	14,817	13,138

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	61,427	61,114
Other	3,825	2,462
Total deferred tax liabilities	65,252	63,576

Net deferred tax liabilities	$50,435 =====	$50,438 =====

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     Net cash paid for income taxes was $20.8 million, $24.9 million, and $14.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $98.0 million of foreign subsidiaries' undistributed earnings as of December 31, 2001 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $2.5 million.

     Net foreign currency exchange gains and (losses), included in other deductions in the Consolidated Statement of Income, were $201,000, ($425,000), and ($427,000) for the years ended December 31, 2001, 2000 and 1999, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2001	2000
Raw materials	$28,541	$24,717
Work in process	9,083	7,541
Finished goods	22,775	20,700
Packaging and supplies	17,234	18,925
Total inventories	$77,633 =====	$71,883 =====

Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2001	2000
Land	$ 20,136	$ 20,664
Quarries/mining properties	26,981	22,455
Buildings	125,489	135,146
Machinery and equipment	755,471	710,794
Construction in progress	41,024	54,330
Furniture and fixtures and other	76,526	71,354
	1,045,627	1,014,743
Less: Accumulated depreciation and depletion	(509,288)	(466,534)
Property, plant and equipment, net	$ 536,339 =====	$ 548,209 =====

Restructuring Charge

     During the second quarter of 2001, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring, together with workforce reductions associated with the recent acquisition of the refractory operations of Martin Marietta Magnesia Specialties Inc., resulted in a total workforce reduction of approximately 120 people or five percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.4 million in the second quarter to reflect these actions. This charge consisted of severance and other employee benefits. As of December 31, 2001, approximately 90% of the employees were terminated and $2.6 million of the accrued restructuring liability was paid. As of December 31, 2001, the remaining accrued restructuring liability was $0.8 million.

Acquisitions

     In 2001, the Company acquired the following two entities for a total cash cost of $37.4 million:

  On May 1, 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc.

  On September 24, 2001, the Company purchased all of the outstanding shares of Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries.

    These acquisitions were accounted for under the purchase method and the operations of these entities have been included in the Company's financial statements since the aforementioned dates of the acquisitions.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions:
Millions of Dollars

Current assets	$ 8.1
Property, plant and equipment	6.4
Intangible assets	1.4
Goodwill	30.1
Total assets acquired	46.0
Liabilities assumed	(8.6)
Net cash paid	$37.4 ===

     In April 2000, the Company acquired, for approximately $12.6 million, Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instrumentation specially designed for the steel industry. The transaction was accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $6 million, which is being amortized on a straight-line basis over 20 years.

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provision of SFAS 142. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 effective January 1, 2002. Pursuant to SFAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change.

     At December 31, 2001 and 2000, the components of goodwill and other intangible assets are as follows:
Millions of Dollars	2001	2000
Goodwill	$46.1	$16.5
Tradenames and other intangibles	9.7	8.8
Total intangible assets	55.8	25.3
Accumulated amortization related to goodwill	2.6	1.3
Other accumulated amortization	1.6	1.5
Intangible assets, net	$51.6 ===	$22.5 ===

     Amortization expense related to goodwill was $1.3 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138. SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative depending on the designated type of hedge.

     The Company is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of the Company's risk management strategy, the Company uses interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as forward exchange contracts (FEC) to manage its exposure to foreign currency risk on certain raw material purchases. The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them. The Company has not entered into derivative instruments for any purpose other than to hedge certain expected cash flows. The Company does not speculate using derivative instruments.

     By using derivative financial instruments to hedge exposures to changes in interest rates and foreign currency, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with major financial institutions.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate, and forward exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Based on criteria established by SFAS 133, the Company designated its derivatives as a cash flow hedge. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had open forward exchange contracts to purchase 790,000 euros at December 31, 2001. This contract matures on June 28, 2002.

     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The gains and losses associated with these forward exchange contracts and interest rate swaps are recognized into cost of sales and interest expense, respectively.

     At December 31, 2001, the Company expects to reclassify $0.1 million of deferred gains on derivative instruments from accumulated other comprehensive income to cost of sales during the next twelve months.

Financial Instruments and Concentrations of Credit Risk

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents, accounts receivable and payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturities of these instruments.

     Available-for-sale securities: Available-for-sale securities are presented in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company had no securities available for sale as of December 31, 2001, 2000, and 1999. In 1999, the Company recognized gains from sale of securities aggregating $174,000.

     Short-term debt and other liabilities: The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturity of these instruments.

     Long-term debt: The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt and approximates the carrying amount.

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2001, the Company had open forward exchange contracts to purchase $0.8 million of foreign currencies. These contracts mature on June 28, 2002. The fair value of these instruments was $132,000 at December 31, 2001.

     Interest rate swap agreements: The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. At December 31, 2001, the Company had two interest rate swaps with major financial institutions that effectively converted variable-rate debt to a fixed rate. One swap has a notional amount of $20 million and the other swap has a notional amount of $10 million. These swap agreements are under three-year terms expiring in January 2005 whereby the Company pays 4.50% and receives a three-month LIBOR rate plus 45 basis points. The fair value of these instruments was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Such fair value was $158,000 at December 31, 2001.

     Credit risk: Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required.

     The Company's bad debt expense for the years ended December 31, 2001, 2000 and 1999 was $3.9 million, $6.0 million and $1.2 million, respectively.

Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	December 31, 2001	December 31, 2000

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,734	10,057
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	--	765
	88,534	90,622
Less: Current maturities	437	765
Long-term debt	$88,097 =====	$89,857 ======

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments begin on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.18% and 4.33% for the years ended December 31, 2001 and 2000, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.61% and 4.33% for the years ended December 31, 2001 and 2000, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.35% and 4.33% for the years ended December 31, 2001 and 2000, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.10% and 4.33% for the years ended December 31, 2001 and 2000, respectively.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of specialty PCC in Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 6.69% and 7.18% for the year ended December 31, 2001 and for the period ended December 31, 2000, respectively.

     The aggregate maturities of long-term debt are as follows: 2002 - $0.4 million; 2003 - $1.4 million; 2004 - $2.0 million; 2005 - $2.2 million; 2006 - $52.2 million; thereafter - $30.3 million.

     The Company had available approximately $110 million in uncommitted, short-term bank credit lines, of which $71.5 million was in use at December 31, 2001. The interest rate for these borrowings was approximately 4.89% for the year ended December 31, 2001.

     During 2001, 2000 and 1999, respectively, the Company incurred interest costs of $8.8 million, $7.2 million and $6.1 million including $0.9 million, $1.9 million and $1.0 million, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2001 and 2000 is as follows:
	Pension Benefits		Other Benefits
Millions of Dollars	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year	$104.9	$ 86.8	$ 19.0	$ 16.6
Service cost	5.2	5.1	1.1	0.9
Interest cost	6.9	6.9	1.4	1.3
Actuarial loss	5.7	6.6	0.8	0.9
Benefits paid	(14.1)	(5.9)	(1.3)	(0.7)
Acquisitions	--	7.1	0.6	--
Other	(1.4)	(1.7)	--	--
Benefit obligation at end of year	$107.2 ====	$104.9 ====	$ 21.6 ====	$ 19.0 ===

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
Millions of Dollars	2001	2000	2001	2000

Change in plan assets
Fair value of plan assets at beginning of year	$110.5	$ 97.5	$ --	$ --
Actual return on plan assets	(3.5)	1.4	--	--
Employer contributions	10.7	10.2	1.3	0.7
Plan participants' contributions	0.2	0.2	--	--
Benefits paid	(14.1)	(5.9)	(1.3)	(0.7)
Acquisitions	--	8.7	--	--
Other	(1.1)	(1.6)	--	--
Fair value of plan assets at end of year	$102.7 ====	$110.5 ====	$ -- ===	$ -- ===

Funded status	$ (4.5)	$ 5.6	$(21.6)	$(19.0)
Unrecognized transition amount	0.2	0.9	--	--
Unrecognized net actuarial (gain) loss	16.6	(0.5)	2.9	2.1
Unrecognized prior service cost	4.9	5.5	(0.4)	(2.1)
Prepaid (accrued) benefit cost	$17.2 ===	$ 11.5 ===	$(19.1) ===	$(19.0) ===
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$ 20.4	$ 14.9	$ --	$ --
Accrued benefit liabilities	(5.5)	(6.6)	(19.1)	(19.0)
Intangible asset	1.5	1.7	--	--
Accumulated other comprehensive loss	0.8	1.5	--	--
Net amount recognized	$ 17.2 ===	$ 11.5 ===	$(19.1) ===	$(19.0) ===

     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of December 31 are as follows:
	2001	2000	1999
Discount rate	7.25%	7.50%	7.75%
Expected return on plan assets	9.25%	9.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.50%

     For measurement purposes, health care cost trend rates of approximately 8.5% for pre-age-65 and post-age-65 benefits were used in 2001. These trend rates were assumed to decrease gradually to 6.5% for 2005 and remain at that level thereafter.

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Other Benefits
Millions of Dollars	2001	2000	1999	2001	2000	1999
Service cost	$ 5.2	$ 5.1	$ 5.2	$ 1.1	$ 0.9	$ 1.0
Interest cost	6.9	6.9	6.0	1.4	1.3	1.1
Expected return on plan assets	(9.5)	(9.3)	(7.9)	--	--	--
Amortization of transition amount	0.8	0.7	0.7	--	--	--
Amortization of prior service cost	0.5	0.4	0.5	(1.7)	(1.7)	(1.7)
Recognized net actuarial gain	(0.2)	(0.5)	--	--	--	--
SFAS No. 88 settlement	1.9	--	--	--	--	--
Net periodic benefit cost	$ 5.6 ===	$ 3.3 ===	$ 4.5 ===	$ 0.8 ===	$ 0.5 ===	$ 0.4 ===

     Benefits under defined benefit plans are generally based on years of service and an employee's career earnings. Employees become fully vested after five years.

     Under the provisions of SFAS No. 88, lump sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $1.9 million in 2001.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	$ 6,000	$ (5,000)
Effect on postretirement benefit obligation	$80,000	$(70,000)

Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.9 million, $3.0 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Leases

     Rent expense amounted to approximately $4.4 million, $5.1 million and $4.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total future minimum rental commitments under all noncancelable leases for each of the years 2002 through 2006 and in the aggregate thereafter are approximately $3.3 million, $3.2 million, $3.0 million, $3.0 million, $2.3 million and $12.4 million, respectively.

     Total future minimum payments to be received under direct financing leases for each of the years 2002 through 2006 and in the aggregate thereafter are approximately $0.2 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $2.7 million, respectively.

Litigation

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action would duplicate in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI has entered into prefiling negotiations with the Department of Justice, and as of December 31, 2001, no complaint had been filed. The Company anticipates that any settlement of this matter would include a monetary penalty as well as other relief, such as a supplemental environmental project at the Barretts site. There can be no assurance that the amount of monetary penalty or the cost of other relief sought by the Department of Justice in any such complaint, if filed, would not be substantially in excess of the amount for which the previous state enforcement action was settled.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company's subsidiary Minteq International Inc. is the defendant in a lawsuit captioned WEMCO, Inc. and Emil J. Wirth, Jr. v. Minteq International Inc., which is pending in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges breach of contract and unjust enrichment in connection with a licensing arrangement, and seeks monetary damages as well as a declaratory judgment with respect to the alleged license. While all litigation contains an element of uncertainty, Minteq is continuing to defend this matter vigorously and believes it is not likely to produce an outcome that would have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 19,613,947 shares and 19,966,854 shares were outstanding at December 31, 2001 and 2000, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $2.0 million or $0.025 per common share were paid during 2001. In January 2002, a cash dividend of approximately $0.5 million or $0.025 per share, was declared, payable in the first quarter of 2002.

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

     In 1998, the Shareholders approved an amendment to the Plan to increase the number of shares of common stock available under the Plan by an additional 1.5 million. In 2001, the shareholders approved an amendment to increase the number of shares of common stock available under the Plan by an additional 0.5 million.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the Plan:
		Under Option
			Weighted Average Exercise Price Per Share ($)
	Shares Available For Grant
		Shares
Balance January 1, 1999	2,630,315	1,460,231	26.77
Granted	(1,322,151)	1,322,151	39.57
Exercised	--	(170,195)	25.72
Canceled	31,388	(31,388)	38.90
Balance December 31, 1999	1,339,552	2,580,799	33.25
Granted	(107,000)	107,000	50.34
Exercised	--	(148,148)	28.20
Canceled	20,437	(20,437)	39.26
Balance December 31, 2000	1,252,989	2,519,214	34.23
Authorized	500,000	--	--
Granted	(252,500)	252,500	34.81
Exercised	--	(109,504)	29.04
Canceled	42,057	(42,057)	38.57
Balance December 31, 2001	1,542,546 =======	2,620,153 =======	34.43

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share as if the Company adopted the fair-value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	2001	2000	1999
Expected life (years)	7	7	7
Interest rate	4.69%	5.03%	6.65%
Volatility	30.41%	31.13%	28.20%
Expected dividend yield	0.28%	0.20%	0.25%

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2001, 2000 and 1999 were $14.36, $21.85 and $17.69 per share, respectively. Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 2001, 2000 and 1999 were as follows:
Millions of Dollars, Except Per Share Amounts		2001	2000	1999
Net income	As reported	$ 49.8	$ 54.2	$ 62.1
	Pro forma	$ 44.3	$ 49.4	$ 57.6

Basic earnings per share	As reported	$ 2.54	$ 2.65	$ 2.90
	Pro forma	$ 2.26	$ 2.41	$ 2.69

Diluted earnings per share	As reported	$ 2.48	$ 2.58	$ 2.80
	Pro forma	$ 2.21	$ 2.35	$ 2.60

     The following table summarizes information concerning Plan options outstanding at December 31, 2001:
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$22.625 - 29.750	525,136	1.1	$ 22.87	525,136	$ 22.87
$30.625 - 34.825	782,286	5.3	$ 31.92	539,786	$ 30.63
$38.438 - 39.531	1,183,683	7.1	$ 39.53	789,122	$ 39.53
$43.344 - 52.375	129,048	8.0	$ 49.88	58,798	$ 49.10

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (EPS)
Thousands of Dollars, Except Per Share Amounts

Basic EPS	2001	2000	1999
Net income	$49,793	$54,208	$62,116

Weighted average shares outstanding	19,630	20,479	21,394

Basic earnings per share	$ 2.54 ===	$ 2.65 ===	$ 2.90 ===

Diluted EPS	2001	2000	1999
Net income	$49,793	$54,208	$62,116

Weighted average shares outstanding	19,630	20,479	21,394
Dilutive effect of stock options	433	525	756
Weighted average shares outstanding, adjusted	20,063	21,004	22,150

Diluted earnings per share	$ 2.48 ===	$ 2.58 ===	$ 2.80 ===

Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments, that qualify for hedge accounting to the extent they are effective, the minimum pension liability, cumulative foreign currency translation adjustments, and unrealized gains and losses on certain investments.

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
	Currency Translation Adjustment	Minimum Pension Liability	Net Gain On Cash Flow Hedges	Unrealized Holding Gains	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 1999	$ (8.7)	$(1.0)	$ --	$ 0.1	$ (9.6)
Current year change	(19.2)	--	--	(0.1)	(19.3)

Balance at December 31, 1999	(27.9)	(1.0)	--	--	(28.9)
Current year change	(15.2)	--	--	--	(15.2)

Balance at December 31, 2000	(43.1)	(1.0)	--	--	(44.1)
Current year change	(11.9)	0.5	0.2	--	(11.2)

Balance at December 31, 2001	$(55.0) ===	$(0.5) ===	$ 0.2 ===	$ -- ===	$(55.3) ===

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $0.4 million, ($0.5) million and ($0.5) million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and services used primarily by the steel, cement and glass industries.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 13% of consolidated net sales for 2001 and 2000, respectively, and less than 10% of consolidated net sales in 1999. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2001, 2000 and 1999 was as follows (in millions):
	2001
	Specialty Minerals	Refractories	Total
Net sales	$483.3	$201.1	$684.4
Income from operations	55.5	25.1	80.6
Bad debt expenses	0.6	3.3	3.9
Depreciation, depletion and amortization	55.9	10.6	66.5
Segment assets	587.9	231.4	819.3
Capital expenditures	54.3	8.6	62.9

	2000
	Specialty Minerals	Refractories	Total
Net sales	$486.3	$184.6	$670.9
Income from operations	61.4	23.4	84.8
Bad debt expenses	1.2	4.8	6.0
Depreciation, depletion and amortization	51.8	9.0	60.8
Write-down of impaired assets	4.9	--	4.9
Segment assets	612.4	169.5	781.9
Capital expenditures	95.6	7.7	103.3

	1999
	Specialty Minerals	Refractories	Total
Net sales	$479.4	$183.1	$662.5
Income from operations	70.9	26.6	97.5
Bad debt expenses	0.5	0.7	1.2
Depreciation, depletion and amortization	49.1	9.6	58.7
Segment assets	563.8	169.7	733.5
Capital expenditures	61.6	7.7	69.3

  Included in income from operations of the Specialty Minerals Segment and the Refractories Segment for the year ended December 31, 2001, is a restructuring charge of approximately $3.0 million and $0.4 million, respectively.

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
Income before provision for taxes on income and minority interests	2001	2000	1999
Income from operations for reportable segments	$ 80.6	$ 84.8	$ 97.5
Unallocated corporate expenses	--	--	--
Consolidated income from operations	80.6	84.8	97.5
Interest income	0.8	1.1	1.2
Interest expense	(7.9)	(5.3)	(5.1)
Other deductions	(0.8)	(0.8)	(1.1)
Income before provision for taxes on income and minority interests	$ 72.7 ===	$ 79.8 ===	$ 92.5 ===

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	2001	2000	1999
Total assets
Total segment assets	$819.3	$781.9	$733.5
Corporate assets	28.5	17.9	35.6

Consolidated total assets	$847.8 ====	$799.8 ====	$769.1 ====

	2001	2000	1999
Capital expenditures
Total segment capital expenditures	$ 62.9	$103.3	$ 69.3
Corporate capital expenditures	0.2	--	4.5

Consolidated total capital expenditures	$ 63.1 ===	$103.3 ====	$ 73.8 ===

Financial information relating to the Company's operations by geographic area was as follows (in millions):

Net sales	2001	2000	1999
United States	$442.7	$442.7	$444.5

Canada/Latin America	63.6	62.0	57.6
Europe/Africa	129.6	116.8	117.3
Asia	48.5	49.4	43.1
Total International	241.7	228.2	218.0

Consolidated total net sales	$684.4 ====	$670.9 ====	$662.5 ====

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2001	2000	1999
United States	$411.1	$387.4	$364.0

Canada/Latin America	28.5	31.2	27.7
Europe/Africa	115.3	112.3	106.7
Asia	31.4	37.5	31.9
Total International	175.2	181.0	166.3

Consolidated total long-lived assets	$586.3 ====	$568.4 ====	$530.3 ====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Financial Data (unaudited)
Thousands of Dollars, Except Per Share Amounts
2001 Quarters	First	Second	Third	Fourth
Net Sales by Product Line
PCC	$ 99,669	$ 97,615	$ 98,695	$100,180
Processed Minerals	21,012	22,955	22,482	20,721
Specialty Minerals Segment	120,681	120,570	121,177	120,901
Refractories Segment	43,294	50,168	53,734	53,894

Consolidated net sales	163,975	170,738	174,911	174,795
Gross profit	43,499	45,483	46,091	46,821
Net income	11,658	10,341	13,591	14,203
Earnings per share:
Basic	0.59	0.53	0.69	0.73
Diluted	0.58	0.52	0.68	0.71
Market Price Range Per Share of Common Stock:
High	38.09	43.95	44.78	48.00
Low	31.92	33.62	33.23	35.98
Close	34.89	42.87	37.72	46.64

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

          In the second quarter of 2001, the Company recorded a $3.4 million restructuring charge.
Thousands of Dollars, Except Per Share Amounts
2000 Quarters	First	Second	Third	Fourth
Net Sales by Product Line
PCC	$ 95,033	$ 99,917	$ 99,057	$105,245
Processed Minerals	20,643	23,460	21,855	21,115
Specialty Minerals Segment	115,676	123,377	120,912	126,360
Refractories Segment	45,253	48,839	46,384	44,116

Consolidated net sales	160,929	172,216	167,296	170,476
Gross profit	46,899	52,644	48,144	45,718
Net income	15,025	17,153	15,134	6,896
Earnings per share:
Basic	0.72	0.83	0.74	0.34
Diluted	0.71	0.81	0.72	0.34
Market Price Range Per Share of Common Stock:
High	46.44	47.75	54.06	46.25
Low	36.63	40.38	41.38	28.94
Close	41.94	41.69	43.94	34.19

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

    In the fourth quarter of 2000, the Company recorded a $4.9 million write-down of impaired assets related to three satellite PCC plants at paper mills that have ceased or will cease operations. The Company also recognized $5.6 million in additional bad debt expenses, primarily related to bankruptcies of major customers in the steel, paper and construction industries.

Independent Auditors' Report

The Board of Directors and Shareholders
Minerals Technologies Inc.:

          We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
January 22, 2002

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
Chairman of the Board and
Chief Executive Officer

Neil M. Bardach
Vice President, Finance and Chief Financial Officer

Michael A. Cipolla
Controller and Chief Accounting Officer

January 22, 2002

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)(b)	Balance at End of Period

Year ended December 31, 2001
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$2,898 ====	$3,930 ====	$(3,131) ====	$3,697 ====

Year ended December 31, 2000
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,100 ====	$5,964 ====	$(6,166) ====	$2,898 ====

Year ended December 31, 1999
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,720 ====	$1,234 ====	$(1,854) ====	$3,100 ====

(a)  Includes impact of translation of foreign currencies.
(b)  Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries.

S-1