Form 10-Q
period 2002-03-31
MINERALS TECHNOLOGIES INC
filed 2002-05-03
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

YES X	NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT April 26, 2002 20,429,518

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2002 and April 1, 2001	3
Condensed Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001	4
Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2002 and April 1, 2001	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Review Report	11

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	15

Item 6.
Exhibits and Reports on Form 8-K	15

Signature	16

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
(in thousands, except per share data)	March 31, 2002	April 1, 2001
Net sales	$179,000	$163,975
Operating costs and expenses:
Cost of goods sold	133,424	120,476
Marketing and administrative expenses	18,436	18,126
Research and development expenses	5,704	5,887

Income from operations	21,436	19,486
Non-operating deductions, net	1,938	1,891
Income before provision for taxes on income and minority interests	19,498	17,595
Provision for taxes on income	5,635	5,457
Minority interests	320	480

Net income	$ 13,543 =====	$ 11,658 =====

Earnings per share:
Basic	$ 0.68	$ 0.59
Diluted	$ 0.66	$ 0.58

Cash dividends declared per common share	$ 0.025	$ 0.025

Shares used in the computation of earnings per share:
Basic	19,984	19,786
Diluted	20,564	20,063

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	March 31, 2002*	December 31, 2001**

Current assets
Cash and cash equivalents	$ 20,781	$ 13,046
Accounts receivable, net	140,363	125,289
Inventories	78,445	77,633
Prepaid expenses and other current assets	30,356	30,822
Total current assets	269,945	246,790

Property, plant and equipment, less accumulated depreciation and depletion - March 31, 2002 - $520,310;
December 31, 2001 - $509,288	531,195	536,339
Goodwill	43,377	43,506
Other assets and deferred charges	20,718	21,175
Total assets	$865,235 ======	$847,810 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 60,000	$ 71,497
Current maturities of long-term debt	1,409	437
Accounts payable	38,110	37,705
Other current liabilities	47,793	50,890
Total current liabilities	147,312	160,529

Long-term debt	87,061	88,097
Other non-current liabilities	89,709	91,365
Total liabilities	324,082	339,991

Shareholders' equity:
Common stock	2,672	2,596
Additional paid-in capital	182,328	158,559
Retained earnings	640,052	627,014
Accumulated other comprehensive loss	(58,844)	(55,295)
	766,208	732,874
Less treasury stock	225,055	225,055
Total shareholders' equity	541,153	507,819

Total liabilities and shareholders' equity	$865,235 ======	$847,810 ======

*   Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended
(thousands of dollars)	March 31, 2002	April 1, 2001

Operating Activities

Net income	$ 13,543	$ 11,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,549	16,170
Write-down of impaired assets	750	--
Other non-cash items	2,573	1,552
Net changes in operating assets and liabilities	(16,681)	(8,341)
Net cash provided by operating activities	16,734	21,039

Investing Activities

Purchases of property, plant and equipment	(9,060)	(15,992)
Acquisition of business	(10,175)	--
Other investing activities, net	--	5,387
Net cash used in investing activities	(19,235)	(10,605)

Financing Activities

Proceeds from issuance of short-term debt	38,223	56,086
Repayment of debt	(49,720)	(50,651)
Purchase of common shares for treasury	--	(13,606)
Proceeds from issuance of stock under option plan	22,253	284
Other financing activities	(505)	(492)
Net cash provided (used) in financing activities	10,251	(8,379)

Effect of exchange rate changes on cash and cash equivalents	(15)	(731)

Net increase in cash and cash equivalents	7,735	1,324
Cash and cash equivalents at beginning of period	13,046	6,692
Cash and cash equivalents at end of period	$ 20,781 ======	$ 8,016 ======

Interest paid	$ 2,439 ======	$ 3,140 ======

Income taxes paid	$ 2,651 ======	$ 1,731 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	March 31, 2002	December 31, 2001
Raw materials	$27,846	$28,541
Work-in-process	8,848	9,083
Finished goods	24,744	22,775
Packaging and supplies	17,007	17,234
Total inventories	$78,445 =====	$77,633 =====

Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	March 31, 2002	December 31, 2001
7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,670	8,734
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
	88,470	88,534
Less: Current maturities	1,409	437
Long-term debt	$87,061 =====	$88,097 =====

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
	Three Months Ended
Basic EPS (in thousands, except per share data)	March 31, 2002	April 1, 2001

Net income	$13,543	$11,658

Weighted average shares outstanding	19,984	19,786

Basic earnings per share	$ 0.68 =====	$ 0.59 =====

Diluted EPS

Net income	$13,543	$11,658

Weighted average shares outstanding	19,984	19,786
Dilutive effect of stock options	580	277

Weighted average shares outstanding, adjusted	20,564	20,063

Diluted earnings per share	$ 0.66 =====	$ 0.58 =====

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):
	Three Months Ended
(thousands of dollars)	March 31, 2002	April 1, 2001

Net income	$ 13,543	$ 11,658
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,543)	(10,409)
Cash flow hedges:
Net derivative gains	28	--
Reclassification adjustment	(34)	--
Comprehensive income	$ 9,994 ======	$ 1,249 ======

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
	March 31, 2002	December 31, 2001
Foreign currency translation adjustments	$(58,511)	$(54,968)
Minimum pension liability adjustment	(501)	(501)
Net gain on cash flow hedges	168	174
Accumulated other comprehensive loss	$(58,844) =====	$(55,295) =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Segment and Related Information

     Segment information for the three months ended March 31, 2002 and April 1, 2001 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended
	March 31, 2002	April 1, 2001
Specialty Minerals	$124,315	$120,681
Refractories	54,685	43,294
Total	$179,000 =====	$163,975 =====

Income from Operations
(thousands of dollars)	Three Months Ended
	March 31, 2002	April 1, 2001
Specialty Minerals	$ 15,219	$ 13,893
Refractories	6,217	5,593
Total	$ 21,436 =====	$ 19,486 =====

     Included in income from operations of the Specialty Minerals segment for three months ended March 31, 2002, is a write-down of impaired assets of $750,000. In addition, included in income from operations of the Specialty Minerals segment and the Refractories segment for the three months ended April 1, 2001, is amortization expense related to goodwill of $71,000 and $43,000, respectively.

     The carrying amount of goodwill by reportable segment as of March 31, 2002 and December 31, 2001 was as follows:
Goodwill
(thousands of dollars)	March 31, 2002	December 31, 2001
Specialty Minerals	$ 7,937	$ 8,038
Refractories	35,440	35,468
Total	$ 43,377 =====	$ 43,506 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended
Income before provision for taxes on income and minority interests	March 31, 2002	April 1, 2001
Income from operations for reportable segments	$ 21,436	$ 19,486
Non-operating deductions, net	1,938	1,891
Income before provision for taxes on income and minority interests	$ 19,498 =====	$ 17,595 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Acquisitions

     On February 6, 2002, the Company acquired from J.M. Huber Corporation of Edison, New Jersey a facility in Hermalle-sous-Huy, Belgium. The facility is a merchant precipitated calcium carbonate plant, which has the capacity to produce approximately 60,000 tons of PCC annually. This acquisition will allow the Company to accelerate the development of its European coating PCC program. The purchase price was $10.2 million, which included acquisition costs and assumed liabilities. The terms of the acquisition also provide for additional consideration of $1.0 million to be paid if certain volumes of coating PCC are produced and shipped from this facility for any six consecutive months within five years following the acquisition. There were no amounts of the purchase price assigned to goodwill and the operations of this entity have been included in the Company's financial statements since the date of the acquisition.

Note 8 -- Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     This statement also required an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Pursuant to SFAS No. 142, the Company completed its impairment analysis for goodwill in accordance with SFAS No. 142. The analysis did not result in an impairment charge.

     The carrying amount of goodwill was $43.4 million and $43.5 million as of March 31, 2002 and December 31, 2001, respectively. The net change in goodwill since January 1, 2002 was attributable to the effects of foreign exchange rates.

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect in 2001:
	Three Months Ended
(thousands of dollars)	March 31, 2002	April 1, 2001

Reported net income	$13,543	$11,658
Addback: goodwill amortization	--	68
Adjusted net income	$13,543 =====	$11,726 =====

     Acquired intangible assets subject to amortization as of March 31, 2002 and December 31, 2001 were as follows:
	March 31, 2002		December 31, 2001
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.0	$ 0.5	$ 5.0	$ 0.4
Customer lists	1.4	0.1	1.4	0.1
	$ 6.4 ===	$ 0.6 ===	$ 6.4 ===	$ 0.5 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 16 years. Estimated amortization expense is $0.4 million for each of the next five years through 2007.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that has ceased operations. Such charge is included in cost of goods sold.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and April 1, 2001. These financial statements are the responsibility of the company's management.

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

     As discussed in Note 8 to the condensed consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                            KPMG LLP

New York, New York
April 18, 2002

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales Three Months Ended
	March 31, 2002	April 1, 2001

Net sales	100.0%	100.0%
Cost of goods sold	74.5	73.5
Marketing and administrative expenses	10.3	11.0
Research and development expenses	3.2	3.6
Income from operations	12.0	11.9
Net income	7.6% ==	7.1% ==

Results of Operations

Three Months Ended March 31, 2002 as Compared with Three Months Ended April 1, 2001

     Net sales in the first quarter of 2002 increased 9.1% to $179.0 million from $164.0 million in the first quarter of 2001. Foreign exchange had a negative effect on sales of approximately $3.4 million or 2 percentage points of growth.

    Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 3.0% in the first quarter of 2002 to $124.3 million from $120.7 million in the prior year.

    Worldwide net sales of PCC, which is used primarily in the manufacturing process of the paper industry, increased 3.2% to $102.9 million from $99.7 million in the first quarter of 2001. Foreign exchange had an unfavorable impact on sales of approximately $1.9 million or 2 percentage points of growth for the first quarter. Sales volume for PCC used for filling and coating paper increased 5%. This increase was primarily due to the ramp-up of the ten new units of precipitated calcium carbonate capacity that were added in 2001. A unit represents approximately 30,000 tons of PCC produced annually. Five of the additional units came from two new satellite plants the Company constructed, one at Great Northern Paper Inc. in Millinocket, Maine, and the other at a paper mill owned by M-real Corporation at Alizay, France. The remaining five units came from expansions at existing satellite PCC plants.

     The Specialty PCC product line, used in non-paper applications, declined slightly from the same period last year. This decline was attributable primarily to continued weak industry conditions and a more competitive environment in the calcium supplement market.

     On February 6, 2002, the Company purchased from the J.M. Huber Corporation of Edison, New Jersey a PCC manufacturing facility in Hermalle-sous-Huy, Belgium for approximately $10.2 million. The acquisition of this merchant PCC plant, which has the capacity to produce approximately 60,000 tons of PCC per year, will allow the Company to accelerate its European coating PCC program.

     Net sales of Processed Minerals products increased 1.9% in the first quarter to $21.4 from $21.0 million in the same period the prior year.

     Net sales in the Refractories segment increased 26.3% to $54.7 million as compared with $43.3 million in the prior year. The increase in sales was the result of two acquisitions in 2001, the refractory business of Martin Marietta Magnesia Specialties, acquired in the second quarter of 2001, and Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries, which was acquired in the third quarter of 2001.

     Net sales in the United States in the first quarter of 2002 increased approximately 11.2% as compared with the first quarter of 2001. This increase was primarily due to higher sales in the Refractories segment as a result of the aforementioned acquisitions. Foreign sales increased approximately 5.7% in the first quarter of 2002 primarily due to increased sales in the Refractories segment, particularly in Europe.

     Income from operations increased 10.0% to $21.4 million, as compared with $19.5 million for the same period last year. The increase was primarily a result of the two acquisitions in our Refractories business, and restructuring actions taken in 2001 to reduce cost, improve efficiency, and control expenses throughout the businesses. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $0.75 million for a PCC plant at a paper mill that ceased operations. Amortization related to goodwill was $ -- and $0.1 million in the first quarter of 2002 and 2001, respectively. Operating income in the Specialty Minerals segment increased 9.5% to $15.2 million and represented 12.2% of its net sales. The Refractories segment's operating income increased 11.2% to $6.2 million and was 11.4% of its net sales.

     The Company's effective tax rate for 2002 was approximately 28.9% compared to 31.1% in the prior year. The change in the effective tax rate reflects differences in the expected geographic mix of profit by country for the year.

     Net income increased 16.2% to $13.5 million from $11.7 million in the prior year. Diluted earnings per share were $0.66 in the first quarter of 2002 as compared with $0.58 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first quarter of 2002 were provided from operations and proceeds from stock option exercises and were applied principally to fund capital expenditures, to fund the aforementioned purchase of the Hermalle-sous-Huy facility, and to repay short-term debt. Cash provided from operating activities amounted to $16.7 million in the first quarter of 2002 as compared with $21.0 million in the first quarter of the prior year. The reduction in cash provided by operating activities in the first quarter of 2002 was primarily attributable to an increase in working capital.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, of which $60 million was in use at March 31, 2002. The Company anticipates that capital expenditures for all of 2002 will approximate $70 million. The Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

     SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible and long-lived assets and the associated asset retirement costs. The Company is currently analyzing this statement and has not yet determined its impact on the consolidated financial statements.

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

     On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     For a detailed discussion on the application of these and other accounting policies, see the discussion of critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in the December 31, 2001 Annual Report on Form 10-K.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the Company's financial position, results of operations or cash flows due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and changes in interest rates. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurances that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial conditions and results of operations. Approximately 41% of the Company's interest-bearing debt bears interest at variable rates; therefore the Company's results of operations would be affected by interest rate changes. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, and liabilities and transactions being hedged. The Company had open forward exchange contracts to purchase $0.4 million of foreign currencies as of March 31, 2002. These contracts mature on June 28, 2002. The fair value of these instruments was an asset of $44,000 at March 31, 2002. The company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was an asset of $236,000 at March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action duplicates in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI entered into prefiling negotiations with the Department of Justice, and on April 8, 2002, a complaint was filed and a proposed Consent Decree was lodged. Subject to public comments received during a required 30-day comment period, we anticipate entry of the Consent Decree in final settlement of this matter. The proposed Consent Decree includes a monetary penalty of $40,000 as well as a supplemental environmental project near the Barretts site. Expenditures for the supplemental project are required to be at least $74,000.

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

     On May 1, 2002, the Company's subsidiary Minteq International Inc. settled the lawsuit captioned WEMCO, Inc. and Emil J. Wirth, Jr. v. Minteq International Inc., which had been pending in the U.S. District Court for the Middle District of Pennsylvania. The lawsuit alleged breach of contract and unjust enrichment in connection with a licensing arrangement. The settlement, which involves the payment of certain royalties by Minteq International and a continuing business relationship between the parties, will not have a material effect on the Company's consolidated financial position or results of operations.

The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6.  Exhibits and Reports on Form 8-K

a)     Exhibits:
        15        Accountants' Acknowledgement.
        99        Statement of Cautionary Factors That May Affect Future Results.

b)    No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.
By:	/s/ Neil M. Bardach
Neil M. Bardach
Vice President-Finance and
Chief Financial Officer; Treasurer
(principal financial officer)

May 3, 2002