Form 10-Q
period 2002-06-30
MINERALS TECHNOLOGIES INC
filed 2002-08-14
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

YES X	NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT July 26, 2002 20,145,806

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2002 and July 1, 2001	3

Condensed Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001	4

Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2002 and July 1, 2001	5

Notes to Condensed Consolidated Financial Statements	6

Independent Auditors' Review Report	11

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	16

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	16

Item 6.
Exhibits and Reports on Form 8-K	17

Signature	18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	$186,828	$170,738	$365,828	$334,713
Operating costs and expenses:
Cost of goods sold	140,662	125,255	274,086	245,731
Marketing and administrative expenses	19,357	18,800	37,793	36,926
Restructuring costs	--	3,403	--	3,403
Research and development expenses	5,825	6,096	11,529	11,983

Income from operations	20,984	17,184	42,420	36,670
Non-operating deductions, net	1,021	2,169	2,959	4,060
Income before provision for taxes on income and minority interests	19,963	15,015	39,461	32,610
Provision for taxes on income	5,599	4,327	11,234	9,784
Minority interests	367	347	687	827

Net income	$ 13,997 ======	$ 10,341 ======	$ 27,540 ======	$ 21,999 ======

Earnings per share:
Basic	$ 0.68	$ 0.53	$ 1.36	$ 1.12
Diluted	$ 0.67	$ 0.52	$ 1.33	$ 1.10

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.050	$ 0.050

Shares used in the computation of earnings per share:
Basic	20,457	19,564	20,221	19,674
Diluted	20,973	19,969	20,768	20,016

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
(thousands of dollars)	June 30, 2002*	December 31, 2001**

Current assets
Cash and cash equivalents	$ 19,256	$ 13,046
Accounts receivable, net	145,949	125,289
Inventories	76,588	77,633
Prepaid expenses and other current assets	29,162	30,822
Total current assets	270,955	246,790

Property, plant and equipment, less accumulated depreciation and depletion - June 30, 2002 - $544,108;
December 31, 2001 - $509,288	537,166	536,339
Goodwill	44,720	43,506
Other assets and deferred charges	20,270	21,175
Total assets	$873,111 ======	$847,810 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 30,000	$ 71,497
Current maturities of long-term debt	1,565	437
Accounts payable	40,857	37,705
Other current liabilities	46,696	50,890
Total current liabilities	119,118	160,529

Long-term debt	87,626	88,097
Other non-current liabilities	91,894	91,365
Total liabilities	298,638	339,991

Shareholders' equity:
Common stock	2,692	2,596
Additional paid-in capital	189,683	158,559
Retained earnings	653,535	627,014
Accumulated other comprehensive loss	(40,829)	(55,295)
	805,081	732,874
Less treasury stock	230,608	225,055
Total shareholders' equity	574,473	507,819

Total liabilities and shareholders' equity	$873,111 ======	$847,810 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended
(thousands of dollars)	June 30, 2002	July 1, 2001

Operating Activities

Net income	$ 27,540	$ 21,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,453	32,132
Write-down of impaired assets	750	--
Other non-cash items	5,019	1,620
Net changes in operating assets and liabilities	(12,105)	(13,142)
Net cash provided by operating activities	54,657	42,609

Investing Activities

Purchases of property, plant and equipment	(18,294)	(34,155)
Acquisition of businesses	(11,600)	(35,763)
Other investing activities, net	--	5,241
Net cash used in investing activities	(29,894)	(64,677)

Financing Activities

Proceeds from issuance of short-term debt	68,919	138,797
Repayment of debt	(110,635)	(99,841)
Purchase of common shares for treasury	(5,553)	(14,730)
Proceeds from issuance of stock under option plan	28,958	861
Other financing activities	(1,019)	(982)
Net cash provided by (used in) financing activities	(19,330)	24,105

Effect of exchange rate changes on cash and cash equivalents	777	(1,214)

Net increase in cash and cash equivalents	6,210	823
Cash and cash equivalents at beginning of period	13,046	6,692
Cash and cash equivalents at end of period	$ 19,256 ======	$ 7,515 =======

Interest paid	$ 3,283 ======	$ 4,128 ======

Income taxes paid	$ 8,891 ======	$ 4,200 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 -- Inventories

     The following is a summary of inventories by major category:

(thousands of dollars)	June 30, 2002	December 31, 2001

Raw materials	$27,650	$28,541
Work-in-process	8,513	9,083
Finished goods	23,631	22,775
Packaging and supplies	16,794	17,234
Total inventories	$76,588 =====	$77,633 =====

Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	June 30, 2002	December 31, 2001

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	9,391	8,734
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
	89,191	88,534
Less: Current maturities	1,565	437
Long-term debt	$87,626 =====	$88,097 =====

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
	Three Months Ended		Six Months Ended
Basic EPS (in thousands, except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income	$ 13,997	$ 10,341	$ 27,540	$ 21,999

Weighted average shares outstanding	20,457	19,564	20,221	19,674

Basic earnings per share	$ 0.68 ======	$ 0.53 ======	$ 1.36 ======	$ 1.12 ======

Diluted EPS

Net income	$ 13,997	$ 10,341	$ 27,540	$ 21,999

Weighted average shares outstanding	20,457	19,564	20,221	19,674
Dilutive effect of stock options	516	405	547	342

Weighted average shares outstanding, adjusted	20,973	19,969	20,768	20,016

Diluted earnings per share	$ 0.67 ======	$ 0.52 ======	$ 1.33 ======	$ 1.10 ======

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:
	Three Months Ended		Six Months Ended
(thousands of dollars)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income	$ 13,997	$ 10,341	$ 27,540	$ 21,999
Other comprehensive income, net of tax:
Foreign currency translation adjustments	18,454	(3,652)	14,911	(14,061)
Cash flow hedges:
Net derivative losses arising during the period	(250)	--	(222)	--
Reclassification adjustment	(189)	--	(223)	--
Comprehensive income	$ 32,012 ======	$ 6,689 ======	$ 42,006 ======	$ 7,938 ======

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
	June 30, 2002	December 31, 2001

Foreign currency translation adjustments	$(40,057)	$(54,968)
Minimum pension liability adjustment	(501)	(501)
Net (loss) gain on cash flow hedges	(271)	174
Accumulated other comprehensive loss	$(40,829) =====	$(55,295) =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Segment and Related Information

     Segment information for the three months and six months ended June 30, 2002 and July 1, 2001 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Specialty Minerals	$127,700	$120,570	$252,015	$241,251
Refractories	59,128	50,168	113,813	93,462
Total	$186,828 ======	$170,738 ======	$365,828 ======	$334,713 ======

Income from Operations
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Specialty Minerals	$ 15,614	$ 11,836	$ 30,833	$ 25,729
Refractories	5,370	5,348	11,587	10,941
Total	$ 20,984 ======	$ 17,184 ======	$ 42,420 ======	$ 36,670 ======

     Included in income from operations of the Specialty Minerals segment for the six months ended June 30, 2002, is a write-down of impaired assets of $0.8 million. In the second quarter of 2001, a restructuring charge of approximately $3.0 million and $0.4 million was included in income from operations for the Specialty Minerals segment and Refractories segment, respectively.

     The following is a schedule of amortization expense related to goodwill by segment:
Amortization of Goodwill
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Specialty Minerals	$ --	$ 111	$ --	$ 182
Refractories	--	255	--	298
Total	$ -- =====	$ 366 ====	$ -- =====	$ 480 ====

     The carrying amount of goodwill by reportable segment as of June 30, 2002 and December 31, 2001 was as follows:
Goodwill
(thousands of dollars)	June 30, 2002	December 31, 2001
Specialty Minerals	$ 8,738	$ 8,038
Refractories	35,982	35,468
Total	$ 44,720 ======	$ 43,506 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Six Months Ended
Income before provision for taxes on income and minority interests:	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Income from operations for reportable segments	$ 20,984	$ 17,184	$ 42,420	$ 36,670
Non-operating deductions, net	1,021	2,169	2,959	4,060
Income before provision for taxes on income and minority interests	$ 19,963 ======	$ 15,015 =====	$ 39,461 ======	$ 32,610 ======

Note 7 -- Acquisitions

     On February 6, 2002, the Company acquired from J.M. Huber Corporation of Edison, New Jersey a facility in Hermalle-sous-Huy, Belgium. The facility is a merchant precipitated calcium carbonate plant, which has the capacity to produce approximately 60,000 tons of PCC annually. The Company acquired this facility to accelerate the development of its European coating PCC program. The purchase price was $10.2 million, which included acquisition costs and assumed liabilities. The terms of the acquisition also provide for additional consideration of $1.0 million to be paid if certain volumes of coating PCC are produced and shipped from this facility for any six consecutive months within five years following the acquisition. There were no amounts of the purchase price assigned to goodwill. The operations of this entity have been included in the Company's financial statements since the date of the acquisition.

     On April 26, 2002, the Company acquired the assets of Thermo Radiometrie Oy and all of the outstanding shares of Thermo Radiometrie K.K. (collectively, Radiometrie). Radiometrie develops and manufactures a refractory lining monitoring system used to measure and monitor ceramic refractory linings of steel converters and ladles. The purchase price was $1.4 million, which included acquisition costs and assumed liabilities. There were no amounts of the purchase price assigned to goodwill. The operations of this entity have been included in the Company's financial statements since the date of the acquisition.

Note 8 -- Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives will no longer be amortized, but instead reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also required an initial goodwill impairment assessment in the year of adoption. The Company completed the initial impairment analysis. The analysis did not result in an impairment charge.

     The carrying amount of goodwill was $44.7 million and $43.5 million as of June 30, 2002 and December 31, 2001, respectively. The net change in goodwill since January 1, 2002 was primarily attributable to the effects of foreign exchange rates.

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect in 2001:
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Reported net income	$ 13,997	$ 10,341	$ 27,540	$ 21,999
Addback: goodwill amortization	--	220	--	288
Adjusted net income	$ 13,997 ======	$ 10,561 ======	$ 27,540 ======	$ 22,287 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Acquired intangible assets subject to amortization as of June 30, 2002 and December 31, 2001 were as follows:
	June 30, 2002		December 31, 2001
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.5	$ 5.0	$ 0.4
Customer lists	1.4	0.1	1.4	0.1
	$ 7.2 ===	$ 0.6 ===	$ 6.4 ===	$ 0.5 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 16 years. Estimated amortization expense is $0.4 million for each of the next five years through 2007.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that has ceased operations. Such charge is included in cost of goods sold for the first six months.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 30, 2002 and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and July 1, 2001. These financial statements are the responsibility of the company's management.

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
July 18, 2002

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	73.3	74.9	73.4
Marketing and administrative expenses	10.4	11.0	10.3	11.0
Restructuring costs	--	2.0	--	1.0
Research and development expenses	3.1	3.6	3.2	3.6
Income from operations	11.2	10.1	11.6	11.0
Net income	7.5% ===	6.1% ===	7.5% ===	6.6% ===

Results of Operations

Three Months Ended June 30, 2002 as Compared with Three Months Ended July 1, 2001

     Net sales in the second quarter of 2002 increased 9.4% to $186.8 million from $170.7 million in the second quarter of 2001.

    Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 5.9% in the second quarter of 2002 to $127.7 million from $120.6 million in the prior year.

    Worldwide net sales of PCC, which is used primarily in the manufacturing process of the paper industry, increased 5.8% to $103.3 million from $97.6 million in the second quarter of 2001. Sales volume for PCC used for filling and coating paper increased 7%. This increase was primarily due to the ramp-up of the ten new units of precipitated calcium carbonate capacity that were added in 2001. A unit represents approximately 30,000 tons of annual PCC production. Five of the additional units came from two new satellite plants the Company constructed, one at Great Northern Paper Inc. in Millinocket, Maine, and the other at a paper mill owned by M-real Corporation at Alizay, France. The remaining five units came from expansions at existing satellite PCC plants.

     Net sales of the Specialty PCC product line, used in non-paper applications, declined 5.6% from the prior year. This decline was attributable primarily to continued weak industry conditions and a more competitive environment in the calcium supplement market.

     Net sales of Processed Minerals products increased 6.1% in the second quarter to $24.4 million from $23.0 million in the same period the prior year.

     Net sales in the Refractories segment increased 18.0% to $59.1 million as compared with $50.1 million in the prior year. The increase in sales was the result of two acquisitions in 2001, the refractory business of Martin Marietta Magnesia Specialties, acquired in the second quarter of 2001, and Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries, acquired in the third quarter of 2001.

     Net sales in the United States in the second quarter of 2002 increased approximately 7% as compared with the second quarter of 2001. This increase was primarily due to higher sales in the Refractories segment as a result of the aforementioned acquisitions. Foreign sales increased approximately 13% in the second quarter of 2002 primarily due to increased sales in the Refractories segment, particularly in Europe.

     Cost of goods sold was 75.3% of sales compared with 73.3% in the prior year. An increase in cost of goods sold occurred in both reporting segments. Cost of goods sold for the Specialty Minerals segment increased primarily as a result of development activities for coating-grade PCC associated with the acquisition of a PCC plant in Belgium, costs associated with the start-up of the Company's PCC plant in Alizay, France, and an increase in trial activity related to the production of Synsil® products. Cost of goods sold for the Refractories segment increased due to changes in the product mix as a result of the acquisitions and increased development costs associated with new products and systems. In addition, steel plant closures in North America continued to have an adverse effect on cost of sales.

     Marketing and administrative costs were approximately 10.4% of sales compared with 11.0% of sales in the prior year. Although the Company's sales and marketing staff increased as a result of the recent acquisitions, these costs were largely offset by the benefits of the prior year's restructuring.

     Income from operations increased 22.1% to $21.0 million, as compared with $17.2 million for the same period last year. Excluding the restructuring charge recorded in the second quarter of 2001, operating income increased 2%. There was no amortization related to goodwill in the second quarter of 2002. Amortization related to goodwill was $0.4 million in the second quarter of 2001. Excluding the prior year's restructuring charge, operating income in the Specialty Minerals segment increased 5.2% to $15.6 million and represented 12.2% of its net sales. The Refractories segment's operating income, excluding the prior year's restructuring charge, decreased 6.6% to $5.4 million and was 9.1% of its net sales.

     Non-operating deductions decreased due to lower interest rates and lower average borrowings.

     Net income increased 35.4% to $14.0 million from $10.3 million in the prior year. Diluted earnings per share were $0.67 in the second quarter of 2002 as compared with $0.52 in the prior year.

     On April 26, 2002, the Company acquired the assets of Thermo Radiometrie Oy and all of the outstanding shares of Thermo Radiometrie K.K. (collectively, "Radiometrie"). The purchase price was $1.4 million, which included acquisition costs and assumed liabilities. Radiometrie develops and manufactures a refractory lining monitoring system used to measure and monitor ceramic refractory linings of steel converters and ladles.

     Several consolidations in the paper industry have taken place in recent years. Such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers. This increased pressure could have an adverse effect on the Company's results of operations in the future. In addition, these consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. In particular, the Company's largest customer, International Paper Company ("IP"), decided during 2000 to reduce production capacity by closing four paper mills at which the Company has satellite PCC plants. These closed mills are located in Mobile, Alabama; Lock Haven, Pennsylvania; Erie, Pennsylvania; and Oswego, New York. Sales to IP represented approximately 11.5% and 11.9% of consolidated net sales for the three-month and six-month periods ended June 30, 2002, respectively. In addition, during 2000 two paper companies filed for bankruptcy protection and closed their paper mills in Plainwell, Michigan and Anderson, California, at which the Company had satellite PCC plants.

     Excluding the aforementioned plants that have been closed, there are two satellite locations at which contracts with host mills have recently expired, although the Company continues to supply PCC at these locations. At one of these locations the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful. At the other location the customer, IP, has informed the Company that it intends to begin negotiations with alternative suppliers. The Company continues to supply PCC at this location, and expects to continue to do so through 2003. IP has also informed the Company at the end of the second quarter that it will honor all existing satellite contracts; however, it expects to negotiate with other suppliers at other satellite locations as the contracts for those locations expire over the next several years, with the last contract expiring in 2010. That decision by IP increases the risk that some or all of these contracts will not be renewed. The loss of a substantial amount of the Company's sales to IP would have a material effect on the Company's results of operations and projected growth rate; however, because these contracts have various remaining terms, the full impact would not be felt for several years.

     In recognition of this increased risk, the Company has shortened the periods over which existing satellite plants at IP mills are depreciated. The shortened depreciation schedule will reduce diluted earnings per share by approximately $0.04 per share for the second half of 2002, $0.08 per share in 2003, 2004 and 2005, and $0.04 per share in 2006.

Six Months Ended June 30, 2002 as Compared with Six Months Ended July 1, 2001

     Net sales in the first half of 2002 increased 9.3% to $365.8 million from $334.7 million in 2001.

     Net sales in the Specialty Minerals segment increased 4.4% in the first half of 2002 to $252.0 million from $241.3 million in the same period in 2001. Worldwide net sales in the PCC product line grew 4.5% to $206.2 million for the first six months of 2002. Net sales in the Processed Minerals product line increased 4.1% to $45.8 million in the first half of 2002 from $44.0 million in the prior year.

     On February 6, 2002, the Company purchased from the J.M. Huber Corporation of Edison, New Jersey a PCC manufacturing facility in Hermalle-sous-Huy, Belgium for approximately $10.2 million. The acquisition of this merchant PCC plant, which has the capacity to produce approximately 60,000 tons of PCC per year, will allow the Company to accelerate its European coating PCC program.

     Net sales in the Refractories segment increased 21.8% to $113.8 million as compared with $93.4 million in the prior year. This increase was attributable to the recent acquisitions in this segment.

     Income from operations increased 15.7% to $42.4 million from $36.7 million in the first half of 2001. Excluding the restructuring charge, operating income increased 5.9% in the first six months of 2002. Income from operations in the Specialty Minerals segment, excluding the prior year's restructuring charge, increased 7.4% to $30.8 million and was 12.2% of its net sales. Income from operations in the Refractories segment, excluding the prior year's restructuring charge, increased 2.2% to $11.6 million and was 10.2% of its net sales.

     Non-operating deductions decreased due to lower net interest expense as a result of decreased borrowings and lower interest rates.

     The Company's effective tax rate for 2002 was approximately 28.5%, compared with 30.0% in the prior year. The change in the effective tax rate reflects differences in the expected geographic mix of profit by country for the year.

     Net income increased 25.2% to $27.5 million from $22.0 million in 2001. Diluted earnings per common share increased 21% to $1.33 compared with $1.10 for the first six months of 2001.

Liquidity and Capital Resources

     Cash flows in the first half of 2002 were provided from operations and proceeds from stock option exercises and were applied principally to fund capital expenditures, to fund the aforementioned acquisitions, and to repay short-term debt. Cash provided from operating activities amounted to $54.7 million in the first half of 2002 as compared with $42.6 million in the first half of the prior year. This increase was primarily attributable to higher net income and an increase in non-cash items.

     The Company has available approximately $110 million in uncommitted, short-term bank credit lines, of which $30 million was in use at June 30, 2002. The Company anticipates that capital expenditures, including acquisitions, for all of 2002 will approximate $70 million. The Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, depreciation, income tax valuation allowances and litigation and environmental liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Property, Plant and Equipment

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the asset can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation for use of those assets. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company could result in an impairment of asset charge at such facility and/or a revision of the useful life and accelerated depreciation of such asset.

     See above under "Results of Operations -- Three Months Ended June 30, 2002 as Compared with Three Months Ended July 1, 2001" for a discussion of the Company's decision to shorten the periods over which existing satellite plants at International Paper Company paper mills are depreciated.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may affect the Company's financial position, results of operations or cash flows due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and changes in interest rates. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurances that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial condition and results of operations. Approximately 46% of the Company's interest-bearing debt bears interest at variable rates; therefore the Company's results of operations would be affected by interest rate changes. However, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The Company had open forward exchange contracts to purchase $1.0 million of foreign currencies as of June 30, 2002. These contracts mature on September 30, 2002 and December 27, 2002. The fair value of these instruments was an asset of $38,000 at June 30, 2002. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed-rate basis. The fair value of these instruments was a liability of $490,000 at June 30, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On or about October 5, 1999, the Company was notified by the U.S. Department of Justice of an enforcement referral received from the U.S. Environmental Protection Agency ("EPA") regarding alleged violations by the Company's subsidiary Barretts Minerals Inc. ("BMI") of a state-issued permit regulating pit dewatering and storm water discharge at BMI's talc mine in Barretts, Montana. The threatened federal enforcement action duplicated in part a state enforcement action that was resolved in May 1999 through settlement and payment of a civil penalty of $14,000. BMI entered into prefiling negotiations with the Department of Justice, and on April 8, 2002, a complaint was filed and a proposed Consent Decree was lodged. The Consent Decree, which has been signed by the court in final settlement of this matter, includes a monetary penalty of $40,000 as well as a supplemental environmental project near the Barretts site. Expenditures for the supplemental project are required to be at least $74,000.

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site, at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP and the U.S. EPA, as required by law. The proposed order also alleges certain violations of other environmental regulations, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $420,605, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and plan to contest them vigorously. There can be no assurance, however, that the Company will be successful in doing so, and the amount of any civil penalty to be paid, and the cost of any remediation or other injunctive relief, remains uncertain.

     On May 1, 2002, the Company's subsidiary Minteq International Inc. settled the lawsuit captioned WEMCO, Inc. and Emil J. Wirth, Jr. v. Minteq International Inc., which had been pending in the U.S. District Court for the Middle District of Pennsylvania. The lawsuit alleged breach of contract and unjust enrichment in connection with a licensing arrangement. The settlement, which involves the payment of certain royalties by Minteq International and a continuing business relationship between the parties, did not have a material effect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6.  Exhibits and Reports on Form 8-K

a)     Exhibits:
        10        Minerals Technologies Inc. Retirement Plan, as adopted July 25, 2002.
        15        Accountants' Acknowledgement.
        99        Statement of Cautionary Factors That May Affect Future Results.

b)    No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Neil M. Bardach
Neil M. Bardach
Vice President-Finance and Chief Financial Officer; Treasurer (principal financial officer)

August 13, 2002