Form 10-Q
period 2002-09-29
MINERALS TECHNOLOGIES INC
filed 2002-11-01
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

YES	X	NO	___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 21, 2002
Common Stock, $0.10 par value	20,148,155

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION
		Page No.
Item 1.
	Financial Statements:

	Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 29, 2002 and September 30, 2001	3

	Condensed Consolidated Balance Sheet as of September 29, 2002 and December 31, 2001	4

	Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 29, 2002 and September 30, 2001	5

	Notes to Condensed Consolidated Financial Statements	6

	Independent Auditors' Review Report	11

Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.
	Legal Proceedings	16

Item 6.
	Exhibits and Reports on Form 8-K	16

Signature		17

Certifications		18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(thousands, except per share data)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net sales	$192,134	$174,911	$557,962	$509,624
Operating costs and expenses:
Cost of goods sold	145,737	128,820	419,823	374,551
Marketing and administrative expenses	19,464	18,376	57,257	55,302
Restructuring charge	--	--	--	3,403
Research and development expenses	5,304	5,658	16,833	17,641

Income from operations	21,629	22,057	64,049	58,727
Non-operating deductions, net	1,081	2,199	4,040	6,259
Income before provision for taxes on income and minority interests	20,548	19,858	60,009	52,468
Provision for taxes on income	5,853	5,694	17,087	15,478
Minority interests	482	573	1,169	1,400

Net income	$ 14,213 ======	$ 13,591 =======	$ 41,753 ======	$ 35,590 ======

Earnings per share:
Basic	$ 0.70	$ 0.69	$ 2.07	$ 1.81
Diluted	$ 0.70	$ 0.68	$ 2.02	$ 1.78

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.075	$ 0.075

Shares used in the computation of earnings per share:
Basic	20,201	19,587	20,216	19,645
Diluted	20,366	20,096	20,635	20,043

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	Sept. 29, 2002*	Dec. 31, 2001**
Current assets:
Cash and cash equivalents	$ 16,716	$ 13,046
Accounts receivable, net	148,962	125,289
Inventories	85,420	77,633
Other current assets	30,713	30,822
Total current assets	281,811	246,790

Property, plant and equipment, less accumulated depreciation and depletion September 29, 2002 - $556,752; December 31, 2001 - $509,288	536,687	536,339
Goodwill	50,114	43,506
Other assets and deferred charges	20,287	21,175
Total assets	$888,899 ======	$847,810 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 43,995	$ 71,497
Current maturities of long-term debt	1,057	437
Accounts payable	43,984	37,705
Other current liabilities	50,928	50,890
Total current liabilities	139,964	160,529

Long-term debt	87,665	88,097
Other non-current liabilities	93,114	91,365
Total liabilities	320,743	339,991
Shareholders' equity:
Common stock	2,693	2,596
Additional paid-in capital	189,865	158,559
Retained earnings	667,240	627,014
Accumulated other comprehensive loss	(49,255)	(55,295)
	810,543	732,874
Less treasury stock	242,387	225,055
Total shareholders' equity	568,156	507,819
Total liabilities and shareholders' equity	$888,899 ======	$847,810 ======

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(thousands of dollars)	Sept. 29, 2002	Sept. 30, 2001
Operating Activities
Net income	$ 41,753	$ 35,590
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation, depletion and amortization	51,322	48,668
Other non-cash items	7,650	4,359
Net changes in operating assets and liabilities	(17,339)	(16,283)
Net cash provided by operating activities	83,386	72,334

Investing Activities
Purchases of property, plant and equipment	(27,772)	(49,264)
Acquisitions	(34,100)	(36,288)
Dividends paid	193	5,193
Net cash used in investing activities	(61,679)	(80,359)

Financing Activities
Proceeds from issuance of short-term and long-term debt	110,350	185,474
Repayment of debt	(138,310)	(156,840)
Purchase of common shares for treasury	(17,332)	(16,000)
Proceeds from issuance of stock under option plan	29,141	1,804
Other financing activities, net	(1,523)	(1,469)
Net cash provided by (used in) financing activities	(17,674)	12,969

Effect of exchange rate changes on cash and cash equivalents	(363)	(1,486)

Net increase in cash and cash equivalents	3,670	3,458
Cash and cash equivalents at beginning of period	13,046	6,692
Cash and cash equivalents at end of period	$ 16,716 ======	$ 10,150 ======

Interest paid	$ 5,569 =======	$ 7,193 =======

Income taxes paid	$ 10,459 ======	$ 7,273 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	September 29, 2002	December 31, 2001
Raw materials	$35,959	$28,541
Work-in-process	6,986	9,083
Finished goods	25,321	22,775
Packaging and supplies	17,154	17,234
Total inventories	$85,420 =====	$77,633 =====

Note 3 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	September 29, 2002	December 31, 2001
7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,922	8,734
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
	88,722	88,534
Less: Current maturities	1,057	437
Long-term debt	$87,665 =====	$88,097 =====

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
	Three Months Ended		Nine Months Ended

Basic EPS (thousands, except per share data)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net income	$14,213	$13,591	$41,753	$35,590

Weighted average shares outstanding	20,201	19,587	20,216	19,645

Basic earnings per share	$ 0.70 ====	$ 0.69 ====	$ 2.07 ====	$ 1.81 ====

Diluted EPS
Net income	$14,213	$13,591	$41,753	$35,590

Weighted average shares outstanding	20,201	19,587	20,216	19,645
Dilutive effect of stock options	165	509	419	398

Weighted average shares outstanding, adjusted	20,366	20,096	20,635	20,043

Diluted earnings per share	$ 0.70 ====	$ 0.68 ====	$ 2.02 ====	$ 1.78 ====

Note 5 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):
	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Net income	$14,213	$13,591	$41,753	$35,590
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,867)	4,588	7,044	(9,473)
Cash flow hedges:
Net derivative losses arising during the period	(559)	--	(781)	--
Reclassification adjustment	(20)	--	(243)	--
Comprehensive income	$5,767 ====	$18,179 ====	$47,773 ====	$26,117 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss, net of related tax are as follows:

	Sept. 29, 2002	Dec. 31, 2001

Foreign currency translation adjustments	$(47,924)	$(54,968)
Minimum pension liability adjustments	(501)	(501)
Net (loss) gain on cash flow hedges	(830)	174
Accumulated other comprehensive loss	$(49,255) =====	$(55,295) =====

Note 6 -- Segment and Related Information

     Segment information for the three-month and nine-month periods ended September 29, 2002 and September 30, 2001 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Specialty Minerals Segment	$132,108	$121,177	$384,123	$362,428
Refractories Segment	60,026	53,734	173,839	147,196
Total	$192,134 =====	$174,911 =====	$557,962 =====	$509,624 =====

	Income from Operations
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Specialty Minerals Segment	$16,933	$15,425	$47,766	$41,154
Refractories Segment	4,696	6,632	16,283	17,573
Total	$21,629 =====	$22,057 =====	$64,049 =====	$58,727 =====

     Included in income from operations of the Specialty Minerals segment for the nine months ended September 29, 2002, is a write-down of impaired assets of $0.8 million. In the second quarter of 2001, a restructuring charge of approximately $3.0 million and $0.4 million was included in income from operations for the Specialty Minerals segment and Refractories segment, respectively.

     The following is a schedule of amortization expense related to goodwill by segment:
Amortization of Goodwill
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Specialty Minerals	$ --	$ 92	$ --	$ 274
Refractories	--	348	--	646
Total	$ -- ====	$ 440 ====	$ -- ====	$ 920 ====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amount of goodwill by reportable segment as of September 29, 2002 and December 31, 2001 was as follows:
Goodwill
(thousands of dollars)	Sept. 29, 2002	December 31, 2001
Specialty Minerals	$ 13,634	$ 8,038
Refractories	36,480	35,468
Total	$ 50,114 =====	$ 43,506 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended
Income before provision for taxes on income and minority interests:	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Income from operations for reportable segments	$ 21,629	$ 22,057	$ 64,049	$ 58,727
Non-operating deductions, net	1,081	2,199	4,040	6,259
Income before provision for taxes on income and minority interests	$ 20,548 =====	$ 19,858 =====	$ 60,009 =====	$ 52,468 =====

Note 7 -- Acquisitions

     On February 6, 2002, the Company acquired from J.M. Huber Corporation of Edison, New Jersey a merchant precipitated calcium carbonate plant located in Hermalle-sous-Huy, Belgium. The plant has the capacity to produce approximately 60,000 tons of PCC annually. The Company acquired this plant to accelerate the development of its European coating PCC program. The purchase price was $10.2 million, which included acquisition costs and assumed liabilities. The terms of the acquisition also provide for additional consideration of $1.0 million to be paid if certain volumes of coating PCC are produced and shipped from this facility for any six consecutive months within five years following the acquisition. Approximately $0.1 million of the purchase price was assigned to goodwill. The operations of this entity have been included in the Company's financial statements since the date of its acquisition.

     On April 26, 2002, the Company acquired the assets of Thermo Radiometrie Oy and all of the outstanding shares of Thermo Radiometrie K.K. (collectively, Radiometrie). Radiometrie develops and manufactures a refractory lining monitoring system used to measure and monitor ceramic refractory linings of steel converters and ladles. The purchase price was $1.4 million, which included acquisition costs and assumed liabilities. Approximately $0.1 million of the purchase price was assigned to goodwill. The operations of this entity have been included in the Company's financial statements since the date of its acquisition.

     On September 9, 2002, the Company acquired the business and assets of Polar Minerals Inc. ("Polar"), a privately owned producer of industrial minerals in the midwest United States. The purchase price was $22.5 million. The final appraisal of the business and assets has not been completed as of September 29, 2002. The Company has estimated that approximately $4.7 million of the purchase price will be assigned to goodwill and has included that amount in the financial statements. The operations of this entity have been included in the Company's financial statements since the date of acquisition.

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

     The carrying amount of goodwill was $50.1 million and $43.5 million as of September 29, 2002 and December 31, 2001, respectively. The net change in goodwill since January 1, 2002 was primarily attributable to the acquisition of Polar.

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had been in effect in 2001:
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Reported net income	$ 14,213	$ 13,591	$ 41,753	$ 35,590
Addback: goodwill amortization	--	264	--	552
Adjusted net income	$ 14,213 ======	$ 13,855 ======	$ 41,753 ======	$ 36,142 ======

     Acquired intangible assets subject to amortization as of September 29, 2002 and December 31, 2001 were as follows:
	September 29, 2002		December 31, 2001
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.6	$ 5.0	$ 0.4
Customer lists	1.4	0.1	1.4	0.1
Other	0.2	--	--	--
	$ 7.4 ===	$ 0.7 ===	$ 6.4 ===	$ 0.5 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2007.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that had ceased operations. Such charge is included in cost of goods sold for the nine months ended September 29, 2002.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

       We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 29, 2002 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended September 29, 2002 and September 30, 2001, and cash flows for the nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

       We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
October 17, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.8	73.7	75.2	73.5
Marketing and administrative expenses	10.1	10.5	10.3	10.8
Restructuring charge	--	--	--	0.7
Research and development expenses	2.8	3.2	3.0	3.5
Income from operations	11.3	12.6	11.5	11.5
Net income	7.4% ===	7.8% ===	7.5% ===	7.0% ===

Results of Operations

Three Months Ended September 29, 2002 as Compared with Three Months Ended September 30, 2001

     Net sales in the third quarter of 2002 increased 9.8% to $192.1 million from $174.9 million in the third quarter of 2001. Foreign exchange had a favorable effect on sales of approximately $1.5 million or 0.9 percentage points of growth.

     Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 9.0% in the third quarter of 2002 to $132.1 million from $121.2 million in the prior year.

     Worldwide net sales of PCC, which is used primarily in the manufacturing process of the paper industry, increased 9.0% to $107.6 million from $98.7 million in the third quarter of 2001. Sales volume for PCC used for filling and coating paper increased 10%. This increase was primarily due to the ramp-up of the ten new units of precipitated calcium carbonate capacity that were added in 2001 and increased volume worldwide from several long-standing satellite facilities. These volume increases more than compensated for the closure of several satellite PCC facilities in the United States. A unit represents approximately 30,000 tons of annual PCC production.

     Net sales of the Specialty PCC product line, which is used in non-paper applications, increased 4.2% from the prior year. This increase was attributable primarily to increased volume from the Brookhaven, Mississippi facility. However, this facility is still operating well below capacity levels and the overall profitability of this product line continues to be affected by weak industry conditions and a competitive environment in the calcium supplement market.

     Net sales of Processed Minerals products increased 8.9% in the third quarter to $24.5 million from $22.5 million in the same period the prior year. Approximately 6 percentage points of the sales growth were attributable to the acquisition of Polar Minerals Inc. on September 9, 2002.

     Net sales in the Refractories segment increased 11.7% to $60.0 million as compared with $53.7 million in the prior year. Approximately 9 percentage points of the increase in sales were the result of the acquisition of Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries, in the third quarter of 2001.

     Net sales in the United States in the third quarter of 2002 increased approximately 6% as compared with the third quarter of 2001. The 6% sales increase in the U.S. occurred in both business segments. International sales increased approximately 17% in the third quarter of 2002. This was primarily due to strong sales in Europe in both business segments and to the acquisitions in Belgium and the Netherlands.

     Cost of goods sold was 75.8% of sales compared with 73.7% in the prior year. An increase in cost of goods sold as a percentage of sales occurred in both reporting segments. Cost of goods sold as a percentage of sales for the Specialty Minerals segment increased slightly primarily as a result of the financial effect of the shortened periods over which existing satellite plants at International Paper Company ("IP") mills are depreciated, continued development activities for coating-grade PCC associated with the acquisition of a PCC plant in Belgium and continued weakness in the Specialty PCC product line. Cost of goods sold as a percentage of sales for the Refractories segment increased due to volume losses as a result of slowdowns and closures in high margin integrated steel mill accounts, inventory and production problems at certain facilities in North America, and increased development costs associated with new products and systems.

     Marketing and administrative costs were approximately 10.1% of sales compared with 10.5% of sales in the prior year. Although the Company's sales and marketing staff increased as a result of the recent acquisitions, these costs were largely offset by the benefits of the prior year's restructuring.

     Income from operations decreased 1.9% to $21.6 million, as compared with $22.1 million for the same period last year. There was no amortization related to goodwill in the third quarter of 2002. Amortization related to goodwill was $0.4 million in the third quarter of 2001. Operating income in the Specialty Minerals segment represented 12.8% of its net sales and increased 9.8% to $16.9 million from $15.4 million in the prior year. The Refractories segment's operating income decreased 29.1% to $4.7 million and was 7.8% of its net sales. This decrease was attributable to the aforementioned decrease in production margin and higher expenses.

     Non-operating deductions decreased due to lower interest rates and lower average borrowings.

     Net income increased 4.6% to $14.2 million from $13.6 million in the prior year. Diluted earnings per share were $0.70 in the third quarter of 2002 as compared with $0.68 in the prior year.

     On September 9, 2002, the Company acquired the business and assets of Polar Minerals Inc. ("Polar"), a privately owned producer of industrial minerals in the Midwest United States. The purchase price was $22.5 million. Polar had sales in 2001 of approximately $24.1 million.

     Several consolidations in the paper industry have taken place in recent years. Such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers. This increased pressure could have an adverse effect on the Company's results of operations in the future. In addition, these consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. In particular, the Company's largest customer, IP, decided during 2000 to reduce production capacity by closing four paper mills at which the Company has satellite PCC plants. These closed mills are located in Mobile, Alabama; Lock Haven, Pennsylvania; Erie, Pennsylvania; and Oswego, New York. Sales to IP represented approximately 10.8% and 11.5% of consolidated net sales for the three-month and nine-month periods ended September 29, 2002, respectively. In addition, during 2000 two paper companies filed for bankruptcy protection and closed their paper mills in Plainwell, Michigan and Anderson, California, at which the Company had satellite PCC plants.

     Excluding the aforementioned plants that have been closed, there are two satellite locations at which contracts with host mills have expired and one location, representing less than one unit of PCC production, at which the host mill has informed the Company that the contract will not be renewed upon its expiration in 2004, although the Company continues to supply PCC at all of these locations. At one of these locations the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful. At the other location the customer, IP, has informed the Company that it intends to begin negotiations with alternative suppliers. The Company continues to supply PCC at this location, and expects to continue to do so through 2003. IP also informed the Company at the end of the second quarter that it will honor all existing satellite contracts; however, it expects to negotiate with other suppliers at other satellite locations as the contracts for those locations expire over the next several years, with the last contract expiring in 2010. That decision by IP increases the risk that some or all of these contracts will not be renewed. The loss of a substantial amount of the Company's sales to IP would have a material effect on the Company's results of operations and projected growth rate; however, because these contracts have various remaining terms, the full impact would not be felt for several years.

     In recognition of this increased risk, the Company has shortened the periods over which existing satellite plants at IP mills are depreciated. The shortened depreciation schedule reduced diluted earnings per share by approximately $0.02 per share in the third quarter of 2002, and will reduce diluted earnings per share by approximately $0.02 per share in the fourth quarter of 2002, $0.08 per share in 2003, 2004 and 2005, and $0.04 per share in 2006.

Nine Months Ended September 29, 2002 as Compared with Nine Months Ended September 30, 2001

     Net sales for the first nine months of 2002 increased 9.5% to $558.0 million from $509.6 million in 2001.

     Net sales in the Specialty Minerals segment increased 6.0% in the first nine months of 2002 to $384.1 million from $362.4 million in the same period in 2001. Worldwide net sales in the PCC product line grew 6.0% to $313.8 million for the first nine months of 2002 from $296.0 million in the same period of 2001. Net sales in the Processed Minerals product line increased 5.9% to $70.3 million in the first nine months of 2002 from $66.4 million in the prior year.

     On February 6, 2002, the Company purchased from the J.M. Huber Corporation of Edison, New Jersey a PCC manufacturing facility in Hermalle-sous-Huy, Belgium for approximately $10.2 million. The acquisition of this merchant PCC plant, which has the capacity to produce approximately 60,000 tons of PCC per year, will allow the Company to accelerate its European coating PCC program.

     Net sales in the Refractories segment increased 18.1% to $173.8 million as compared with $147.2 million in the prior year. This increase was attributable to the recent acquisitions in this segment.

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

     Income from operations increased 9.1% to $64.0 million from $58.7 million in the first nine months of 2001. Excluding the prior year's restructuring charge, operating income increased 3.1% in the first nine months of 2002. The unfavorable leveraging of the sales growth to operating income occurred in the Refractories segment. Income from operations in the Specialty Minerals segment, excluding the prior year's restructuring charge, increased 8.3% to $47.8 million as compared with $44.1 million in the prior year and was 12.4% of its net sales. Income from operations in the Refractories segment, excluding the prior year's restructuring charge, decreased 9.6% to $16.3 million and was 9.4% of its net sales.

     Non-operating deductions decreased due to lower net interest expense as a result of decreased borrowings and lower interest rates.

     The Company's effective tax rate for 2002 was approximately 28.5%, compared with 29.5% in the prior year. The change in the effective tax rate reflects differences in the expected geographic mix of profit by country for the year.

     Net income for the first nine months increased 17.3% to $41.8 million from $35.6 million in 2001. Diluted earnings per common share increased 13.5% to $2.02 compared with $1.78 for the first nine months of 2001.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2002 were provided from operations and proceeds from stock option exercises and were applied principally to fund capital expenditures, to fund the aforementioned acquisitions, to repurchase common shares for treasury, and to repay short-term debt. Cash provided from operating activities amounted to $83.4 million in the first nine months of 2002 as compared with $72.3 million in the prior year.

     The Company has available approximately $115 million in uncommitted, short-term bank credit lines, of which $44 million was in use at September 29, 2002. The Company anticipates that capital expenditures, including acquisitions, for all of 2002 will approximate $70 million. The Company expects to meet its financing requirements from internally generated funds, its uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

Property, Plant and Equipment

     Property, plant and equipment are amortized over their estimated useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation for use of those assets. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company could result in an impairment of asset charge at such facility and/or a revision of the useful life and accelerated depreciation of such asset.

     See above under "Results of Operations -- Three Months Ended September 29, 2002 as Compared with Three Months Ended September 30, 2001" for a discussion of the Company's decision to shorten the periods over which existing satellite plants at International Paper Company paper mills are depreciated.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may affect the Company's financial position, results of operations or cash flows due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and changes in interest rates. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurances that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial condition and results of operations. Approximately 33% of the Company's interest-bearing debt bears interest at variable rates; therefore the Company's results of operations would be affected by interest rate changes. However, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The Company had open forward exchange contracts to purchase $0.5 million of foreign currencies as of September 29, 2002. These contracts mature on December 27, 2002. The fair value of these instruments was an asset of $18,000 at September 29, 2002. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed-rate basis. The fair value of these instruments was a liability of $1.4 million at September 29, 2002.

ITEM 4. Controls and Procedures

     Within the 90 days prior to the date of this report, and under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site, at which both Minteq and Specialty Minerals have operations. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels. The Company's employees immediately took steps to contain and clean up the discharge and notified the Connecticut DEP and the U.S. EPA, as required by law. Investigations to define the nature and extent of contamination associated with historic use of polychlorinated biphenyls have been undertaken pursuant to administrative orders issued by the U.S. EPA and the Connecticut DEP. The proposed order also alleges certain violations of other environmental regulations, including violations of the Canaan site's existing permit for discharge of stormwater, and of regulations governing the management of underground storage tanks. The proposed order would require payment of a civil penalty of $341,000, remediation of certain conditions at the site, and other injunctive relief. MTI and the other respondents dispute many of the factual allegations forming the basis of the proposed order, and are contesting them vigorously. There can be no assurance, however, that the Company will be successful in doing so, and the amount of any civil penalty to be paid, and the cost of any remediation or other injunctive relief, remains uncertain.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits:

15   - Accountants' Acknowledgment.
99   - Statement of Cautionary Factors That May Affect Future Results.

b) Reports on Form 8-K.

On July 19, 2002, the Company filed a Current report on Form 8-K under Item 5, reporting earnings for the second quarter of 2002.

On August 14, 2002, the Company filed a Current Report on Form 8-K under Item 5, containing the certification which was transmitted as correspondence with the Quarterly Report for the second quarter of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Neil M. Bardach
Vice President-Finance and
Chief Financial Officer; Treasurer
(principal financial officer)

October 31, 2002

CERTIFICATIONS

I, Neil M. Bardach, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Minerals Technologies Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

By:	/s/Neil M. Bardach
Vice President - Finance and
Chief Financial Officer

CERTIFICATIONS

I, Paul R. Saueracker, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Minerals Technologies Inc.;

     2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

By:	/s/Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer