Form 10-K
period 2002-12-31
MINERALS TECHNOLOGIES INC
filed 2003-03-11
CIK 891014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of January 31, 2003, was approximately $782 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2003, the Registrant had outstanding 20,085,266 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated March 31, 2003	Part III

	MINERALS TECHNOLOGIES INC.
	2002 FORM 10-K ANNUAL REPORT
	Table of Contents
		Page
	PART I

Item 1.	Business	1

Item 2.	Properties	8

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II

Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	10

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	19

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

	PART III

Item 10.	Directors and Executive Officers of the Registrant	20

Item 11.	Executive Compensation	21

Item 12.	Security Ownership of Certain Beneficial Owners and Management	21

Item 13.	Certain Relationships and Related Transactions	21

Item 14.	Controls and Procedures	21

	PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	22

Signatures and Certifications		24

PART I

Item 1. Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and related systems and services. The Company has two operating segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and the processed mineral product quicklime ("lime"), and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products and services used primarily by the steel, cement and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability of developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $423.0 million, $396.1 million, and $399.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical and paints and coatings industries. Sales to International Paper Company represented approximately 11.5%, 13% and 13% of consolidated net sales in 2002, 2001 and 2000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products --Paper

     In the paper industry, the Company's PCC is used:

  as a filler in the production of coated and uncoated wood-free printing and writing papers;
  as a filler for groundwood (wood-containing) paper such as newsprint, magazine and catalog papers; and
  as a coating pigment for both wood-free and groundwood papers.

     The majority of the Company's sales are of PCC sold to paper makers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located within the paper mill itself, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by the improved economics and superior optical characteristics of the paper produced with PCC manufactured by the Company's satellite PCC plants resulted in the rapid growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2002, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes at its PCC plants. Each product form is designed to provide optimum paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales at its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and OPACARB® PCC, a family of products for coating paper.

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

     PCC Products --Paper --Key Markets

     Uncoated Printing and Writing Papers--North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2002, more than 90% of North American wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 33 satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Printing and Writing Papers--Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is approximately twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 20 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents nearly half of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT® PCC) that facilitates production of high-brightness, high-quality groundwood paper in an acid environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC morphologies. The Company now supplies PCC to approximately 40 paper machines at about 20 groundwood paper mills around the world.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating technology will open up a large market for PCC that will build slowly as paper companies include PCC in their proprietary coating formulations. PCC increases gloss, opacity, brightness and printability of the sheet while decreasing paper's cost per ton. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at eleven of the Company's PCC plants worldwide.

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

Processed Minerals -- Products and Markets

     The Company mines or purchases and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product.  The Company's net sales of processed mineral products were $97.1 million, $87.2 million, and $87.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime is produced at the Company's Adams, Massachusetts facility, used as a raw material for the manufacture of PCC at that site and some satellite PCC plants, and sold commercially to various chemical and other industries.

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

      The Company also has mineral processing plants in the Midwest United States which process high quality mineral ores into performance minerals for the plastics, paint, adhesives and sealants, rubber and cosmetic industries. This capability was obtained through the acquisition of the business and assets of Polar Minerals Inc. in the third quarter of 2002.

    The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at both its limestone production facilities and its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractory Products

     The Company offers a broad range of monolithic and pre-cast refractory products, systems and services. The Company's refractory net sales were $232.6 million, $201.1 million, and $184.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Product sales are usually combined with Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SEQUAD® sprayer and its MINSCAN™ system, allow for remote-controlled application in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SEQUAD® sprayer, the MINSCAN™ system, and the related technologically advanced maintenance materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall refractory cost per ton of steel produced to steel makers.

     The Company's experienced technical service staff and advanced application equipment provide greater assurance that the desired productivity objectives of customers are achieved. The Company's technicians are also able to conduct laser measurement of refractory wear, usually in conjunction with robotic application tools, to improve maintenance performance at many locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     In the past five years a significant amount of the Company's refractory product sales have come from new products. Some of the new products the Company has introduced in the past few years include:

  the MAG-O-STAR® and MAG-O-STAR® ALM spray coatings, an advanced refractory material for application to the slag line at the top of hot steel ladles increasing availability, balancing wear and extending lining life;
  the MINSCAN™ application system, a fully automated application system for applying refractory materials to electric arc furnaces;
  LACAM® and Vision Tech laser-based refractory measurement systems; and
  SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

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

     The Company produces a number of other technologically enhanced products for the steel industry. These include calcium metal, metallurgical wires and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, as well as in the manufacture of batteries and magnets. The Company sells metallurgical wires and associated injection equipment for use in the production of high quality steels. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

     Industrial Products. This product line encompasses refractory shapes and linings sold to non-steel refractories consuming industries including glass, cement, aluminum and petrochemicals and other non-steel industries, as well as PYROID® pyrolitic graphite sold primarily to the aerospace and electronics industries.

     Key Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends include rapid growth in select geographic regions (e.g., China), the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to mini mills (electric arc furnace) and the ever-increasing need for improved productivity and longer lasting refractories. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills has facilitated the acceptance of its new refractory products and technologies. The Company also produces a broad line of refractory products and certain metallurgical products that are required by mini-mills.

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

     The Company works closely with its customers to ensure that the customers' requirements are satisfied and often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania and from regional sales offices in the eastern and western United States. The Company's international marketing effort is directed from Brussels, Belgium; Tokyo, Japan; Sao Paulo, Brazil; and Singapore. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the international expansion of its satellite PCC operations.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for Refractory operations and talc ore for the Processed Minerals product line, and on having adequate access to the ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

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

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The

Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. In addition, the Company purchases a portion of its talc ore for the Processed Minerals product line from the People's Republic of China. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources at reasonable costs.

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

     The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, AT® PCC, advanced OPACARB® PCC crystal morphologies for paper coating, the SEQUAD® sprayer, MAG-O-STAR® spray coating, MINSCAN™ and SCANTROL™ application systems and OPTISHOT™ shotcrete refractory. The Company's research and development efforts have also resulted in the invention of SYNSIL® products, a family of synthetic silicate products for the glass industry.

     For the years ended December 31, 2002, 2001 and 2000, the Company expended approximately $22.7 million, $23.5 million, and $26.3 million, respectively, on research and development. The Company believes, based upon its review of publicly available information regarding the reported research and development spending of certain of its competitors, that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 2002 approximated 3.0% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has smaller research and development facilities in Finland, Ireland and Japan. Approximately 160 employees worldwide are engaged in research and development. In addition, the Company has access to several of the world's most advanced paper making and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 425 patents and approximately 650 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2002, the Company employed approximately 2,400 persons, of whom approximately 800 were employed by the Company outside of the United States.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. However, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company. The Company has a right of indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc., a wholly-owned subsidiary of Pfizer, in connection with the initial public offering of the Company in 1992. See "Certain Relationships and Related Transactions" in Item 13.

Available Information

     The Company maintains an internet website located at http://www.mineralstech.com. It makes its reports on Forms 10-K,

10-Q and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934, available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with the SEC. Investors may access these reports through the Company's website by navigating to "Investor Relations" and then to "SEC Filings."

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

  Contract Renewals
  The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

The Company's largest customer, International Paper Company, has informed the Company that it intended to begin negotiations with alternative suppliers at one satellite location at which the contract has expired and would negotiate with other suppliers at other satellite locations as the contracts for those locations expire over the next several years, with the last contract expiring in 2010. That decision by IP increases the risk that some or all of these contracts will not be renewed. Because these contracts have various remaining terms, the full impact of these expirations on the Company would not be felt for several years. The Company is actively pursuing its own negotiations with IP, and hopes to reach agreement to extend some or all of these contracts past their current expiration dates. The outcome of these negotiations, however, cannot be predicted. The loss of a substantial amount of the Company's sales to IP would have a material effect on the Company's results of operations and projected growth rate.

  Consolidation in Paper Industry
  Several consolidations in the paper industry have taken place in recent years. These consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. There can be no assurance, however, that this will occur. In addition, such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.

  Litigation; Environmental Exposures
  The Company's operations are subject to international, federal, state and local governmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party to various litigation matters. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided reserves for such matters which it believes to be adequate, an unanticipated liability arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.

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

  Risks of Doing Business Abroad
  As the Company expands its operations overseas, it faces the increased risks of doing business abroad, including inflation, fluctuation in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.

  Availability of Raw Materials
  The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for Refractory operations and talc ore for the Processed Minerals product line, and on having adequate access to the ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

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

Item 2. Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants at December 31, 2002. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Brazil, Jacarei	Votorantim Celulose e Papel
Brazil, Luiz Antonio	Votorantim Celulose e Papel
Brazil, Mucuri	Bahia Sul Celulose S.A.
Brazil, Suzano	Cia Suzano de Papel e Celulose
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec	Rolland Paper Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang[1]	Asia Pulp and Paper Company Ltd.
Finland, Aanekoski[1]	M-real Corporation
Finland, Anjalankoski[1]	Myllykoski Paper Oy
Finland, Lappeenranta[1,2]	OAO Svetogorsk (a subsidiary of International Paper Company)
Finland, Tervakoski[1]	Trierenberg Holding
Florida, Pensacola	International Paper Company
France, Alizay	M-real Corporation
France, Docelles	UPM - Kymmene Corporation
France, Saillat Sur Vienne	Aussedat Rey (a subsidiary of International Paper Company)
Germany, Schongau	UPM - Kymmene Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi[1]	Nippon Paper Manufacturing Company Ltd.
Kentucky, Wickliffe	MeadWestvaco Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Maine, Millinocket[4]	Great Northern Paper, Inc. (in bankruptcy)
Mexico, Chihuahua	Corporativo Copamex, S.A. de C.V.
Michigan, Quinnesec	International Paper Company
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
8
Location	Principal Customer
New York, Oswego[3]	International Paper Company
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	MeadWestvaco Corporation
Ohio, West Carrollton	Appleton Papers Inc.
Poland, Kwidzyn	International Paper Company
Portugal, Figueira da Foz[1]	Soporcel --Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover	International Paper Company
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Tennessee, Kingsport	Weyerhaeuser Company
Texas, Pasadena	Pasadena Paper Company LP
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	James River Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation
Wisconsin, Kimberly	Stora Enso Oy
Wisconsin, Park Falls	Fraser Papers Inc.
Wisconsin, Wisconsin Rapids	Stora Enso Oy

1 These plants are owned through joint ventures.
2 This PCC plant is not located on-site at the paper mill.
3 This PCC plant has ceased operations in 2002.
4 The host mills of this PCC plant shut down in 2002 and filed for bankruptcy protection in 2003.

     The Company also owned at December 31, 2002 10 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, and talc and directly or indirectly owned or leased approximately 19 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant	Talc/Limestone
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Michigan, River Rouge	Plant	Monolithic Refractories/Shapes
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters2; Sales Offices2	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Ohio, Wellsville	Plant	Talc/Limestone
Ohio, Woodville	Plant2	Synsil®
Pennsylvania, Bethlehem	Research Laboratories; Sales Offices	PCC, Lime, Limestone, Talc, Pyrolytic Graphite
Pennsylvania, Easton	Research Laboratories; Plant	All Company Products
Pennsylvania, Slippery Rock	Plant	Refractory Shapes/Monolithic Refractories

International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2	Monolithic Refractories/PCC
Belgium, Hermalle-sous-Huy	Plant	PCC
Brazil, Belo Horizonte	Sales Office2	Monolithic Refractories
Brazil, Sao Paulo	Sales Office2	PCC
Brazil, Volta Redonda	Sales Office2	Monolithic Refractories
Canada, Lachine	Plant	Refractory Shapes
China, Huzhou	Plant3	Monolithic Refractories
9
Location	Facility	Product Line
Finland, Kaarina	Research Laboratory	PCC
Finland, Oulu	Plant	Laser Scanning Instrumentation
Germany, Duisburg	Sales Office2	Monolithic Refractories
Germany, Moers	Plant	Laser Scanning Instrumentation/Probes
Holland, Hengelo	Plant	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant	Monolithic Refractories/Shapes, Calcium
Japan, Saitami	Sales Office	Laser Scanning Instrumentation
Mexico, Gomez Palacio	Plant2	Monolithic Refractories
Singapore	Sales Office2	PCC
Spain, Santander	Sales Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Korea, Seoul	Sales Office2	Monolithic Refractories
South Korea, Yangsan	Plant4	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant	Monolithic Refractories/Shapes

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

Item 3. Legal Proceedings

       On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. Following extensive discussions among the parties, the proposed order was revised by the DEP on February 11, 2003. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and waste water discharge and management of underground storage tanks. The proposed order would require payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts are included in other current liabilities in the consolidated balance sheet as of December 31, 2002. Cost of remediation at the site remains uncertain.

       The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2002 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$53.91	$53.84	$48.99	$46.07
Low	44.06	49.12	33.17	36.38
Close	52.93	49.32	37.07	43.15
Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

2001 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$38.09	$43.95	$ 44.78	$48.00
Low	31.92	33.62	33.23	35.98
Close	34.89	42.87	37.72	46.64
Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,908,183	$ 38.54	1,277,053

Equity compensation plans not approved by security holders	--	--	--

Total	1,908,183 =======	$ 38.54 ====	1,277,053 =======

     On March 3, 2003, the last reported sales price on the NYSE was $38.05 per share. As of March 3, 2003, there were approximately 230 holders of record of the common stock.

     On January 23, 2003, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.025 per share. Subject to satisfactory financial results and declaration by the Board, the Company currently intends to pay quarterly cash dividends of at least $0.025 per share on its common stock. Although the Company believes its historical earnings indicate that this dividend policy is appropriate, it will be reviewed by the Board from time to time in light of the Company's financial condition, results of operations, current and anticipated capital requirements, contractual restrictions and other factors deemed relevant by the Board. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 22, 2001, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $25 million in additional shares per year over the next three-year period. As of December 31, 2002, the Company had repurchased approximately 470,000 shares under this program at an average price of approximately $40 per share.

Item 6. Selected Financial Data

Thousands, Except Per Share Data	2002	2001	2000	1999	1998
Income Statement Data:
Net sales	$752,680	$684,419	$670,917	$662,475	$631,622
Cost of goods sold	567,985	502,525	477,512	466,702	442,562
Marketing and administrative expenses	74,160	70,495	71,404	72,208	75,068
Research and development expenses	22,697	23,509	26,331	24,788	21,038
Bad debt expenses	6,214	3,930	5,964	1,234	507
Write-down of impaired assets	750	--	4,900	--	--
Restructuring charge	--	3,403	--	--	--
Income from operations	80,874	80,557	84,806	97,543	92,447

Net income	53,752	49,793	54,208	62,116	57,224

	2002	2001	2000	1999	1998
Earnings Per Share
Basic earnings per share	$ 2.66 =====	$ 2.54 =====	$ 2.65 =====	$ 2.90 =====	$ 2.57 =====

Diluted earnings per share	$ 2.61 =====	$ 2.48 =====	$ 2.58 =====	$ 2.80 =====	$ 2.50 =====

Weighted average number of common shares outstanding
Basic	20,199	19,630	20,479	21,394	22,281
Diluted	20,569	20,063	21,004	22,150	22,926
Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet Data:
Working capital	$167,028	$ 86,261	$ 81,830	$102,405	$112,892
Total assets	899,877	847,810	799,832	769,131	760,912
Long-term debt	89,020	88,097	89,857	75,238	88,167
Total debt	120,351	160,031	138,727	88,677	101,678
Total shareholders' equity	594,157	507,819	483,639	485,036	489,163

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.5	73.4	71.2
Marketing and administrative expenses	9.9	10.3	10.7
Research and development expenses	3.0	3.4	3.9
Bad debt expenses	0.8	0.6	0.9
Write-down of impaired assets	0.1	--	0.7
Restructuring charge	--	0.5	--
Income from operations	10.7	11.8	12.6
Net income	7.1% ===	7.3% ===	8.1% ===

Overview of 2002 and Outlook

     In 2002, the Company, like many companies in the manufacturing sector, continued to experience weakness due to a sluggish economy. As a result, the industries the Company primarily serves - paper and steel - have been affected by bankruptcies and consolidations. The Company expects the economic downturn that began in the second half of 2000 and continued throughout 2002 to continue at least into the first half of 2003.

     The Company continues to be affected by negative factors in the industries it primarily serves:

  Since the third quarter of 2000, seven paper mills at which the Company has satellite precipitated calcium carbonate (PCC) plants have either shut down or announced their intention to do so. Other paper makers reduced production as a result of weaker paper demand and industry consolidations.

  The steel industry continued to experience difficulties in 2002 as several steel manufacturers ceased operations and others filed for bankruptcy protection.

     However, despite this difficult market environment, the Company was able to achieve low double-digit operating margins. The Company's operating margin as a percentage of sales declined to 10.7% in 2002 as compared with 11.8% in 2001.

     In 2003, the Company plans to continue its focus on the following growth strategies:

  Increase market penetration of PCC in paper filling at both free sheet and groundwood mills.
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

     In 2002, the Company added four units of production capacity for PCC - two from expansions and two from an acquisition in February 2002 of a PCC plant in Belgium. The Company also announced in January 2003 a new one-unit satellite plant to be built at a paper mill owned by Sabah Forest Industries in Malaysia, which is expected to be operational in the fourth quarter of 2003. A unit represents between 25,000 to 35,000 tons of annual PCC production capacity.

     The Company also made the following acquisitions in 2002:

  On February 6, 2002, the Company purchased a PCC manufacturing facility in Hermalle-sous-Huy, Belgium, for approximately $10.2 million.

  On April 26, 2002, the Company acquired the assets of a company that develops and manufactures a refractory lining monitoring system, for approximately $1.4 million.

  On September 9, 2002, the Company acquired the business and assets of Polar Minerals Inc., a privately owned producer of industrial minerals in the Midwest United States, for approximately $22.5 million.

     In 2003, the Company expects additional expansions at existing satellite PCC plants to occur and also expects to sign contracts for new satellite PCC plants.

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

     The Company's sales of PCC are predominantly pursuant to long-term agreements, generally ten years in length, with paper companies at whose mills the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, and could also result in impairment of the assets associated with the PCC plant.

     Several consolidations in the paper industry have taken place in recent years. Such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers. This increased pressure could have an adverse effect on the Company's results of operations in the future. In addition, these consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. In particular, the Company's largest customer, International Paper Company (IP), decided during 2000 to reduce production capacity by closing four paper mills at which the Company had satellite PCC plants. These closed mills are located in Mobile, Alabama; Lock Haven, Pennsylvania; Erie, Pennsylvania; and Oswego, New York. Sales to IP represented approximately 11.5% of consolidated net sales in 2002 and 13% of consolidated net sales in both 2001 and 2000. During 2000 two paper companies filed for bankruptcy protection and closed their paper mills in Plainwell, Michigan and Anderson, California, at which the Company had satellite PCC plants. The Company recorded a write-down of impaired assets of $0.8 million and $4.9 million in 2002 and 2000, respectively.

     Excluding the aforementioned plants that have been closed, there are three satellite locations at which contracts with host mills have expired and one location, representing less than one unit of PCC production, at which the host mill has informed the Company that the contract will not be renewed upon its expiration in 2004, although the Company continues to supply PCC at all of these locations. At two of these locations the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful. At the other location, the customer, IP, has informed the Company that it intended to begin negotiations with alternative suppliers. The Company continues to supply PCC at this location, and expects to do so through 2003. IP also informed the Company at the end of the second quarter of 2002 that it would negotiate with other suppliers at other satellite locations as the contracts for those locations expire over the next several years, with the last contract expiring in 2010. That decision by IP increases the risk that some or all of these contracts will not be renewed. Because these contracts have various remaining terms, the full impact of these expirations on the Company would not be felt for several years. The Company is actively pursuing its own negotiations with IP, and hopes to reach agreement to extend some or all of these contracts past their current expiration dates. The outcome of these negotiations, however, cannot be predicted. The loss of a substantial amount of the Company's sales to IP would have a material adverse effect on the Company's results of operations and projected growth rate.

     In recognition of this increased risk, the Company has shortened the periods over which existing satellite plants at IP mills are depreciated. The shortened depreciation schedule reduced diluted earnings per share by approximately $0.04 per share in the second half of 2002.

     Other impairment losses in recent years have not been significant. However, a complex of two paper mills at which the Company operates a satellite PCC plant, at Millinocket and East Millinocket, Maine, owned by Great Northern Paper, Inc., ceased operations on or about December 23, 2002. Great Northern Paper filed for bankruptcy protection on January 9, 2003 and as of March 5, 2003, the Millinocket and East Millinocket mills had not resumed operations. The Bankruptcy Court has appointed new management which is actively seeking a buyer for the two mills. The Company is monitoring the situation at Great Northern Paper very closely, and believes that it will be well positioned to offer PCC to any eventual new operator of the Millinocket mills when and if they emerge from bankruptcy and resume production. If the Millinocket mills do not resume production, the Company could incur an impairment charge of approximately $10 million.

     The Company has a consolidated interest in two joint venture companies that operate satellite PCC plants at paper mills owned by subsidiaries of Asia Pulp & Paper ("APP"), one at Perawang, Indonesia, and one at Dagang, China. APP is a multinational pulp and paper company whose current financial difficulties have been widely publicized. While APP is negotiating with its creditors, the Perawang and Dagang facilities have remained in operation at levels consistent with the prior year. Both mills are continuing to use MTI's PCC and to satisfy their obligations to the joint ventures. However, there can be no assurance that the Company's operations at these paper mills will not be adversely affected by APP's financial difficulties in the future. The Company's net investment in these satellite plants was $4.6 million at December 31, 2002.

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

     On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     The Company believes the following critical accounting policies require it to make significant judgments and estimates in the preparation of its consolidated financial statements:

  Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.

  Allowance for doubtful accounts: Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. The Company recorded bad debt expenses of $6.2 million, $3.9 million and $6.0 million in 2002, 2001 and 2000, respectively. These charges were much higher than historical levels and were primarily related to bankruptcy filings by some of the Company's customers in the paper and steel industries and to additional provisions associated with potential risks in the paper, steel and other industries. In addition to specific allowances established for bankrupt customers, the Company also analyzes the collection history and financial condition of its other customers considering current industry conditions and determines whether an allowance needs to be established or increased.

  Property, plant and equipment, goodwill, intangible and other long-lived assets: The Company's sales of PCC are predominantly pursuant to long-term arrangements, generally ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC to three locations at which the PCC contract has expired.

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

In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company (IP) mills due to an increased risk that some or all of these PCC contracts will not be renewed. The accelerated depreciation reduced diluted earnings by approximately $0.04 per share in the second half of 2002.

  Valuation of long-lived assets, goodwill and other intangible assets: The Company assesses the possible impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. Factors the Company considers important that could trigger an impairment review include the following:
  significant under-performance relative to historical or projected future operating results;
  significant changes in the manner of use of the acquired assets or the strategy for the overall business;
  significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment by its ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $596.1 million as of December 31, 2002.

  Accounting for income taxes: As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the Statement of Income.

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

Results of Operations
Net Sales
Dollars in Millions	2002	Growth	2001	Growth	2000

Net sales	$752.7	10.0%	$684.4	2.0%	$670.9

     Worldwide net sales in 2002 increased 10.0% from the previous year to $752.7 million. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased approximately 7.6% to $520.1 million compared with $483.3 million for the same period in 2001. Sales in the Refractories segment grew approximately 15.7% over the previous year to $232.6 million. In 2001, worldwide net sales increased 2.0% to $684.4 million from $670.9 million in the prior year. Specialty Minerals segment sales decreased approximately 1.0% and Refractories segment sales increased approximately 9.0% in 2001.

     Worldwide net sales of PCC in 2002 increased approximately 6.8% to $423.0 million from $396.1 million in the prior year. Paper PCC sales and volumes grew 8% for the full year with volumes in excess of 3.4 million tons, even though the paper  industry was affected adversely by consolidations, shutdowns and slowdowns. This has resulted in a reduction of over five million tons of paper capacity in the past two years. This occurred primarily because the most efficient paper mills worldwide, which use PCC, outperformed the market as a whole. The overall growth was primarily due to new capacity added in 2002, to the ramp-up of PCC capacity added in 2001, and to increased worldwide volume from existing satellites, which collectively more than compensated for the aforementioned paper mill shutdowns. Most of this growth came in the uncoated free sheet market, which consists of high quality printing and writing paper. The Company also achieved good growth in the groundwood sector of the paper market, which produces magazines, catalog and directory papers. Groundwood paper, which is produced from less-refined pulp, is an important market for the Company because it represents nearly half of worldwide paper production. Today, the Company supplies PCC to approximately 40 groundwood paper machines at about 20 paper mills. The Specialty PCC product line reflected a 1% sales increase over the prior year. The merchant PCC manufacturing facility in Brookhaven, Mississippi has shown improved sales levels but still remains below its expected volumes. Specialty PCC also continues to experience competitive pressure from lower-cost ground calcium carbonate in the calcium supplement market. PCC sales in 2001 decreased approximately 1% to $396.1 million from $399.2 million in 2000.

     Net sales of Processed Minerals products in 2002 increased 11.4% to $97.1 million from $87.2 million in 2001. This increase was primarily attributable to the acquisition of Polar Minerals Inc. Processed Minerals net sales increased slightly in 2001 to $87.2 million from $87.1 million in 2000.

     Net sales in the Refractories segment in 2002 increased approximately 15.7% to $232.6 million from $201.1 million in the prior year. The increase in sales for the Refractories segment in 2002 was attributable primarily to the 2001 acquisitions of the Martin Marietta refractories business and Rijnstaal B.V., which more than offset unfavorable economic conditions in the worldwide steel industry. In 2001, net sales in the Refractories segment increased 9.0% from the prior year.

     Net sales in the United States was $482.2 million in 2002, approximately 9% higher than in the prior year. Increased sales from the acquisitions were partially offset by the aforementioned weakness in the steel and paper industries. International sales in 2002 increased 12% primarily as a result of the continued international expansion of the Company's PCC product line and acquisitions. In 2001, domestic net sales were slightly higher than the prior year, and international sales were approximately 5.9% greater than in the prior year.
Operating Costs and Expenses
Dollars in Millions	2002	Growth	2001	Growth	2000
Cost of goods sold	$567.9	13.0%	$502.5	5.2%	$477.5
Marketing and administrative	$ 74.2	5.2%	$ 70.5	(1.3%)	$ 71.4
Research and development	$ 22.7	(3.4%)	$ 23.5	(10.6%)	$ 26.3
Bad debt expenses	$ 6.2	59.0%	$ 3.9	(35.0%)	$ 6.0
Restructuring charge	$ --	*	$ 3.4	*	$ --
Write-down of impaired assets	$ 0.8	*	$ --	*	$ 4.9

* Percentage not meaningful

     Cost of goods sold was 75.5% of sales compared with 73.4% in the prior year. This increase occurred in both business segments. In the Specialty Minerals segment, the gross margin ratio was adversely affected by development costs at the new merchant PCC facility in Hermalle, Belgium, increased costs to provide SYNSIL® trial material, and increased depreciation expense for satellite PCC plants located at International Paper's mills. In the Refractories segment, production and inventory problems at certain North American facilities; volume losses due to slowdowns and closures in high margin integrated steel mill accounts; and increased development costs associated with new products and systems contributed to the adverse gross margin ratio.

     Marketing and administrative costs increased 5.2% in 2002 to $74.2 million and decreased to 9.9% of net sales from 10.3% in 2001. In 2001, marketing and administrative costs decreased 1.3% to $70.5 million.

     Research and development expenses during 2002 decreased 3.4% to $22.7 million and represented 3.0% of net sales. This decrease was primarily a result of the 2001 restructuring and lower PCC trial expenses. In 2001, research and development expenses decreased 10.6% and represented 3.4% of sales. This decrease was primarily the result of the restructuring, a decrease in PCC trial activity and a shift of SYNSIL® product activities from development to production.

     The Company recorded bad debt expenses of $6.2 million and $3.9 million in 2002 and 2001, respectively. These charges were primarily related to additional provisions associated with the Great Northern Paper Company's bankruptcy filing and to additional provisions associated with potential risks to its customers in the steel, paper and other industries.

     During the second quarter of 2001, the Company restructured its operations to reduce operating costs and improve efficiency. This resulted in a second quarter restructuring charge of $3.4 million. This restructuring reduced operating expenses by $6.0 million to $8.0 million annually. These expense reductions were partially realized during the second half of 2001.

     During the first quarter of 2002, the Company recorded a write-down of impaired assets of $0.8 million for a satellite plant that ceased operations. In 2000, the Company recorded a write-down of impaired assets of $4.9 million for three satellite PCC plants at paper mills that ceased operations.
Income from Operations
Dollars in Millions	2002	Growth	2001	Growth	2000

Income from operations	80.9	0.4%	$80.6	(5.0%)	$84.8

     Income from operations in 2002 increased slightly to $80.9 million from $80.6 million in 2001. Income from operations decreased to 10.7% of sales as compared with 11.8% of sales in 2001. This decrease was primarily due to the aforementioned decrease in the gross margin ratios. In 2001, income from operations decreased 5.0% to $80.6 million from $84.8 million in 2000. This decrease was due primarily to weakness for the full year in the three major industries the Company serves and to the aforementioned restructuring charge.
Non-Operating Deductions
Dollars in Millions	2002	Growth	2001	Growth	2000

Non-operating deductions, net	$5.1	(35.4)%	$7.9	58%	$5.0

     Non-operating deductions decreased 35.4% from the prior year. This decrease was due to lower interest rates and lower average borrowings in 2002 when compared with 2001. In 2001, interest expense increased from 2000 due primarily to higher average borrowings than in 2000.
Provision for Taxes on Income
Dollars in Millions	2002	Growth	2001	Growth	2000

Provision for taxes on income	$20.2	(4.3)%	$21.1	(10.9%)	$23.7

     The effective tax rate decreased to 26.7% in 2002 compared with 29.1% in 2001. This decrease was due to changes in the geographic mix of profit by country. The effective tax rate was 29.8% in 2000.
Minority Interests
Dollars in Millions	2002	Growth	2001	Growth	2000

Minority interests	$1.8	5.9%	$1.7	(5.6%)	$1.8

     The consolidated joint ventures continue to operate profitably and were at the approximate same level of profitability over the last two years.
Net Income
Dollars in Millions	2002	Growth	2001	Growth	2000

Net income	$53.8	8.0%	$49.8	(8.1%)	$54.2

     Net income increased 8.0% in 2002 to $53.8 million. In 2001, net income decreased 8.1% to $49.8 million.  Earnings per common share, on a diluted basis, increased 5.2% to $2.61 in 2002 as compared with $2.48 in the prior year.

Liquidity and Capital Resources

     Cash flows in 2002 were provided from operations and proceeds from stock option exercises. The cash was applied principally to fund approximately $37.1 million of capital expenditures, the aforementioned acquisitions, to repay $41.5 million in short-term debt, and to repurchase $17.3 million of common shares for treasury. Cash provided from operating activities amounted to $117.8 million in 2002, $98.3 million in 2001, and $91.1 million in 2000. Included in cash flow from operations was pension plan funding of approximately $20.2 million, $10.7 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     On February 22, 2001, the Board authorized the Company's Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the following three years. As of December 31, 2002, the Company had repurchased approximately 470,000 shares under this program at an average price of approximately $40 per share.

     The Company has $115.0 million in uncommitted short-term bank credit lines, of which $30.0 million was in use at December 31, 2002. The Company anticipates that capital expenditures for 2003 should range between $60 million and $70 million, principally related to the construction of PCC plants and other opportunities that meet the strategic growth objectives of the Company. The Company expects to meet its long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2003 - $1.3 million; 2004 - $2.3 million; 2005 - $2.8 million; 2006 - $52.8 million; 2007 - $1.0 million; thereafter - $30.2 million.

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

     Cyclical Nature of Customers' Businesses
     The bulk of the Company's sales are to customers in the paper manufacturing, steel manufacturing and construction industries, which have historically been cyclical. These industries encountered difficulties in 2002. The pricing structure of some of the Company's long-term PCC contracts makes its PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of its business, the Company's operating results to date have not been materially affected by the difficult economic environment. However, it cannot predict the economic outlook in the countries in which the Company does business, nor in the key industries it serves. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative effect on the Company's financial position or results of operations.

     Recently Issued Accounting Standards
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be determined, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The effect of this standard on the Company's results of operations and financial position is being evaluated. It is likely that there will be significant obligations related to the future retirement of assets related to the Company's PCC satellite facilities and its mining properties which will result in a non-cash after-tax charge to earnings of approximately $4 million in the first quarter of 2003 for the cumulative effect of this accounting change. Excluding the cumulative effect adjustment, the Company estimates the impact of additional depreciation expense on the long-lived assets and accretion expense related to the liabilities to approximate $1.0 million in 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for exit or disposal activities initiated after December 31, 2002, and is not expected to have a material effect on the Company's results of operation or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after

 December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and would require additional disclosures in the 2002 financial statements. These disclosure modifications are included in the notes to the consolidated financial statements. The Company is currently analyzing the other provisions of this statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the Company's financial position, results of operations or cash flows due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial condition and results of operations. Approximately 25% of the Company's bank debt bears interest at variable rates; therefore the Company's results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, and liabilities and transactions being hedged. The Company had open forward exchange contracts to purchase $0.8 million of foreign currencies as of December 31, 2001. These contracts matured on June 28, 2002. The fair value of these instruments was $132,000 at December 31, 2001. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was $(1,456,287) at December 31, 2002.

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
Name	Age	Position
Paul R. Saueracker	60	Chairman of the Board (effective October 18, 2001); President and Chief Executive Officer
Alain Bouruet-Aubertot	45	Senior Vice President and Managing Director, President and Chief Executive Officer, MINTEQ International Inc. (from November 2002)
Howard R. Crabtree	57	Senior Vice President, Technology and Logistics (from November 2002)
John A. Sorel	55	Senior Vice President - Finance; Chief Financial Officer and Treasurer (November 2002)
Kenneth L. Massimine	53	Senior Vice President and Managing Director, Paper PCC
Gordon S. Borteck	45	Vice President, Organization and Human Resources
D. Randy Harrison	50	Vice President and Managing Director, Performance Minerals
Michael A. Cipolla	45	Corporate Controller and Chief Accounting Officer
S. Garrett Gray	64	Vice President, General Counsel and Secretary
William A. Kromberg	57	Vice President, Taxes

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

     Alain Bouruet-Aubertot was named Senior Vice Present and Managing Director, President and Chief Executive Officer, MINTEQ International Inc. in November 2002. From 1996 to June 2002 he had been President, Gypsum Division and Corporate Senior Vice President of Lafarge North America, a supplier of cement, ready-mixed concrete, construction aggregate and gypsum drywall.

      Howard R. Crabtree was elected Senior Vice President, Technology and Logistics in November 2002. Prior to that time he had been President and Chief Executive Officer of MINTEQ International Inc. since January 2002; Vice President, Organization & Human Resources of Minerals Technologies Inc. from January 1997 to December 2001; and Vice President, Human Resources from 1992 to 1996.

     Kenneth L. Massimine was elected Senior Vice President and Managing Director, Paper PCC, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Processed Minerals.

     John A. Sorel was elected Senior Vice President, Corporate Development and Finance effective January 1, 2002 and became Chief Financial Officer in November 2002; prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

     Gordon S. Borteck was appointed Vice President - Organization and Human Resources effective January 1, 2002; prior to that he had been Vice President, Human Resources of Specialty Minerals Inc. since January 1997.

     D. Randy Harrison was appointed Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line, effective January 1, 2002. Prior to that he held positions of increasing authority with Specialty Minerals Inc., most recently Vice President and General Manager, Specialty PCC.

     Michael A. Cipolla has served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management as of January 31, 2003" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act. This evaluation was carried out under the supervision of and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. Following this evaluation, the Chief Executive Officer and the Chief Financial Officer separately concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company regularly reviews, updates, and enhances its control procedures so as to ensure that those procedures are effective in detecting in a timely manner any deficiencies in accounting information. The Company has recently enhanced its control procedures with respect to certain regional and product line accounting.

     Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and subsidiary companies and Independent Auditors' Report are set forth on pages F-2 to F-25.

Consolidated Balance Sheet as of December 31, 2002 and 2001

Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

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

4.1	- Specimen Certificate of Common Stock (1)
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (4)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	- Form of Employment Agreement (14), together with schedule relating to executed Employment Agreements (+)
10.5(a)	- Form of Employment Agreement (11), together with schedule relating to executed Employment Agreements (13) (+)
10.6	- Form of Severance Agreement (11), together with schedule relating to executed Severance Agreements (+)
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (5) (+)
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended February 26, 1998 (6) (+)
10.9	- 2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001 (14) (+)
10.10	- Company Retirement Plan, as amended and restated effective as of January 1, 2002 (15)(+)

10.11	- Company Nonfunded Supplemental Retirement Plan, as amended January 28, 1999 (6) (+)
10.12	- Company Savings and Investment Plan, as amended and restated October 18, 2001,effective January 1, 2001 (14) (+)
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended January 28, 1999 (6) (+)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (7) (+)
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
    Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

    (+) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

    (b) Reports on Form 8-K

         Minerals Technologies Inc. filed the following reports on Form 8-K during the fourth quarter of 2002:

  A report on Form 8-K dated October 17, 2002 under Item 9, reporting earnings for the quarter ended September 29, 2002.
  A report on Form 8-K dated October 24, 2002 under Item 5, reporting the election of Duane R. Dunham to the Board of Directors.
  A report on Form 8-K dated November 1, 2002 under Item 9, furnishing a copy of the officers' certification of the Company's third quarter 10-Q as required under Section 906 of the Sarbanes-Oxley Act.
  A report on Form 8-K dated November 21, 2002 under Item 5, reporting certain management changes.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/ Paul R. Saueracker
Paul R. Saueracker Chairman of the Board and Chief Executive Officer

March 6, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE
TITLE
DATE

/s/Paul R. Saueracker Paul R. Saueracker
Chairman of the Board and Chief Executive Officer (principal executive officer)
March 6, 2003

/s/John A. Sorel John A. Sorel
Senior Vice President-Finance and Chief Financial Officer; Treasurer (principal financial officer)
March 6, 2003

/s/Michael A. Cipolla Michael A. Cipolla
Corporate Controller and Chief Accounting Officer (principal accounting officer)
March 6, 2003

/s/John B. Curcio John B. Curcio
Director
March 6, 2003

/s/Duane R. Dunham Duane R. Dunham
Director
March 6, 2003

/s/Steven J. Golub Steven J. Golub
Director
March 6, 2003

/s/Kristina M. Johnson Kristina M. Johnson
Director
March 6, 2003

/s/Paul M. Meister Paul M. Meister
Director
March 6, 2003

/s/Michael F. Pasquale Michael F. Pasquale
Director
March 6, 2003

/s/John T. Reid John T. Reid
Director
March 6, 2003

William C. Steere, Jr. William C. Steere, Jr.
Director
March 6, 2003

/s/Jean-Paul Valles Jean-Paul Valles
Director
March 6, 2003

CERTIFICATIONS

I, John A. Sorel, certify that:

  I have reviewed this annual report on Form 10-K of Minerals Technologies Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 6, 2003

By:	/s/John A. Sorel
Senior Vice President - Finance and
Chief Financial Officer

CERTIFICATIONS

I, Paul R. Saueracker, certify that:

  I have reviewed this annual report on Form 10-K of Minerals Technologies Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 6, 2003

By:	/s/Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Consolidated Balance Sheet as of December 31, 2002 and 2001	F-2

Consolidated Statement of Income for the years ended December 31, 2002, 2001, and 2000	F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000	F-4

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000	F-5

Notes to Consolidated Financial Statements	F-6

Independent Auditors' Report	F-25

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEET (thousands of dollars)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$ 31,762	$ 13,046
Accounts receivable, less allowance for doubtful accounts: 2002 --$7,079; 2001 --$3,697	129,608	125,289
Inventories	82,909	77,633
Prepaid expenses and other current assets	46,686	30,822
Total current assets	290,965	246,790

Property, plant and equipment, less accumulated depreciation and depletion	537,424	536,339
Goodwill	51,291	43,506
Other assets and deferred charges	20,197	21,175
Total assets	$ 899,877 ======	$ 847,810 ======

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$ 30,000	$ 71,497
Current maturities of long-term debt	1,331	437
Accounts payable	37,435	37,705
Income taxes payable	18,176	17,480
Accrued compensation and related items	15,086	14,231
Other current liabilities	21,909	19,179
Total current liabilities	123,937	160,529

Long-term debt	89,020	88,097
Accrued postretirement benefits	19,869	19,144
Deferred taxes on income	48,183	50,435
Other noncurrent liabilities	24,711	21,786
Total liabilities	305,720	339,991

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized; issued 26,937,260 shares in 2002 and 25,961,920 shares in 2001	2,694	2,596
Additional paid-in capital	190,144	158,559
Retained earnings	678,740	627,014
Accumulated other comprehensive loss	(35,034)	(55,295)
	836,544	732,874
Less common stock held in treasury, at cost; 6,781,473 shares in 2002 and 6,347,973 shares in 2001	242,387	225,055
Total shareholders' equity	594,157	507,819

Total liabilities and shareholders' equity	$ 899,877 ======	$ 847,810 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (thousands of dollars, except per share data)

Year Ended December 31,
	2002	2001	2000
Net sales	$752,680	$684,419	$670,917
Operating costs and expenses: Cost of goods sold	567,985	502,525	477,512
Marketing and administrative expenses	74,160	70,495	71,404
Research and development expenses	22,697	23,509	26,331
Bad debt expenses	6,214	3,930	5,964
Restructuring charge	--	3,403	--
Write-down of impaired assets	750	--	4,900

Income from operations	80,874	80,557	84,806

Interest income	1,172	835	1,146
Interest expense	(5,792)	(7,884)	(5,311)
Other deductions	(520)	(838)	(869)
Non-operating deductions, net	(5,140)	(7,887)	(5,034)

Income before provision for taxes on income and minority interests	75,734	72,670	79,772
Provision for taxes on income	20,220	21,148	23,735
Minority interests	1,762	1,729	1,829
Net income	$ 53,752 =====	$ 49,793 =====	$ 54,208 =====

Basic earnings per share	$ 2.66 ===	$ 2.54 ===	$ 2.65 ===

Diluted earnings per share	$ 2.61 ===	$ 2.48 ===	$ 2.58 ===

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (thousands of dollars)

	Year Ended December 31,
Operating Activities	2002	2001	2000
Net income	$ 53,752	$ 49,793	$ 54,208
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation, depletion and amortization	68,960	66,518	60,795
Write-down of impaired assets	750	--	4,900
Loss on disposal of property, plant and equipment	1,301	19	257
Deferred income taxes	2,643	(131)	1,202
Bad debt expenses	6,214	3,930	5,964
Other	1,519	1,446	1,594
Changes in operating assets and liabilities, net of effects of acquisitions: Accounts receivable	1,143	(11,886)
			(7,118)
Inventories	5,166	(2,182)	(5,123)
Prepaid expenses and other current assets	(15,865)	(10,620)	(5,732)
Accounts payable	(5,542)	(1,077)	(9,455)
Income taxes payable	465	(144)	(5,275)
Other	(2,668)	2,661	(5,104)
Net cash provided by operating activities	117,838	98,327	91,113

Investing Activities
Purchases of property, plant and equipment	(37,107)	(63,078)	(103,286)
Proceeds from disposal of property, plant and equipment	280	5,193	1,396
Acquisition of businesses, net of cash acquired	(34,100)	(37,363)	(12,580)
Other investing activities	--	--	418
Net cash used in investing activities	(70,927)	(95,248)	(114,052)

Financing Activities
Proceeds from issuance of short-term and long-term debt	154,908	268,684	165,672
Repayment of short-term and long-term debt	(194,876)	(248,677)	(114,346)
Purchase of common shares for treasury	(17,332)	(16,000)	(43,048)
Cash dividends paid	(2,026)	(1,960)	(2,049)
Proceeds from issuance of stock under option plan	29,384	3,158	4,044
Net cash provided by (used in) financing activities	(29,942)	5,205	10,273

Effect of exchange rate changes on cash and cash equivalents	1,747	(1,930)	(1,020)

Net increase (decrease) in cash and cash equivalents	18,716	6,354	(13,686)
Cash and cash equivalents at beginning of year	13,046	6,692	20,378
Cash and cash equivalents at end of year	$ 31,762 ======	$ 13,046 ======	$ 6,692 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Par Value				Shares	Cost	Total
Balance as of January 1, 2000	25,705	$2,571	$150,315	$527,022	$(28,865)	(4,819)	$(166,007)	$485,036
Comprehensive income:
Net income	--	--	--	54,208	--	--	--	54,208
Currency translation adjustment	--	--	--	--	(15,208)	--	--	(15,208)
Total comprehensive income	--	--	--	54,208	(15,208)	--	--	39,000

Dividends declared	--	--	--	(2,049)	--	--	--	(2,049)
Employee benefit transactions	148	14	4,030	--	--	--	--	4,044
Income tax benefit arising from employee stock option plans
	--	--	656	--	--	--	--	656
Purchase of common stock	--	--	--	--	--	(1,067)	(43,048)	(43,048)

Balance as of December 31, 2000	25,853	2,585	155,001	579,181	(44,073)	(5,886)	(209,055)	483,639
Comprehensive income:
Net income	--	--	--	49,793	--	--	--	49,793
Currency translation adjustment	--	--	--	--	(11,896)	--	--	(11,896)
Minimum pension liability adjustment	--	--	--	--	500	--	--	500
Net gain on cash flow hedges	--	--	--	--	174	--	--	174
Total comprehensive income	--	--	--	49,793	(11,222)	--	--	38,571

Dividends declared	--	--	--	(1,960)	--	--	--	(1,960)
Employee benefit transactions	109	11	3,147	--	--	--	--	3,158
Income tax benefit arising from employee stock option plans	--	--	411	--	--	--	--	411
Purchase of common stock	--	--	--	--	--	(462)	(16,000)	(16,000)

Balance as of December 31, 2001	25,962	2,596	158,559	627,014	(55,295)	(6,348)	(225,055)	507,819
Comprehensive income:
Net income	--	--	--	53,752	--	--	--	53,752
Currency translation adjustment	--	--	--	--	22,137	--	--	22,137
Minimum pension liability adjustment	--	--	--	--	(829)	--	--	(829)

Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	(968)	--	--	(968)
Reclassification adjustment	--	--	--	--	(79)	--	--	(79)
Total comprehensive income	--	--	--	53,752	20,261	--	--	74,013

Dividends declared	--	--	--	(2,026)	--	--	--	(2,026)
Employee benefit transactions	975	98	29,286	--	--	--	--	29,384
Income tax benefit arising from employee stock option plans	--	--	2,299	--	--	--	--	2,299
Purchase of common stock	--	--	--	_--	--	(433)	(17,332)	(17,332)
Balance as of December 31, 2002	26,937 =====	$2,694 ====	$190,144 ======	$678,740 ======	$(35,034) ======	(6,781) ====	$(242,387) ======	$594,157 ======
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

     Use of Estimates
     The Company employs accounting policies that are in accordance with generally accepted accounting principles in the United States of America and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. Actual results could differ from those estimates.

     Business
     The Company is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products and related systems and technologies. The Company's products are used in manufacturing processes of the paper and steel industries, as well as by the building materials, polymers, ceramics, paints and coatings, glass and other manufacturing industries.

     Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $3.8 million and $2.9 million at December 31, 2002 and 2001, respectively.

     Trade Accounts Receivable
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers considering current industry conditions and determines whether an allowance needs to be established. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

     Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 4%-8% for buildings, 8%-12% for machinery and equipment and 8%-12% for furniture and fixtures.

     Property, plant and equipment are depreciated over their useful lives. Useful lives of satellite precipitated calcium carbonate (PCC) plants are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase PCC from those facilities. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company could result in an impairment of assets charge at such facility.

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company (IP) mills due to an increased risk that some or all of these PCC contracts will not be renewed. The accelerated depreciation reduced diluted earnings by approximately $0.04 per share in the second half of 2002.

     Depletion of the mineral and quarry properties is provided for on a unit-of-extraction basis as the related materials are mined for financial reporting purposes and on a percentage depletion basis for tax purposes.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

     Accounting for the Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that had ceased operations.

     Prior to adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with this pronouncement, the Company recorded a write-down of impaired assets of approximately $4.9 million in the fourth quarter of 2000 for three satellite PCC plants at paper mills that had ceased or were expected to cease operations.

     Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than the book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value the difference is recognized as an impairment.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 20-25 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis up to 17 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on the Company's ability to recover the carrying amount from expected future operating cash flows on a discounted basis.

     Derivative Financial Instruments
     The Company enters into derivative financial instruments to hedge certain foreign exchange and interest rate exposures pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." See the Notes on Derivative Financial Instruments and Hedging Activities and Financial Instruments and Concentration of Credit Risk in the Consolidated Financial Statements for a full description of the Company's hedging activities and related accounting policies.

     Revenue Recognition
     Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.

     Foreign Currency
     The assets and liabilities of most of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive loss in shareholders' equity. Income statement items are generally translated at average exchange rates

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prevailing during the period. Other foreign currency gains and losses are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

     Income Taxes
     Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which, for the most part, are expected to be reinvested overseas.

     Research and Development Expenses
     Research and development expenses are expensed as incurred.

     Stock-Based Compensation
     The Company has elected to recognize compensation cost based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed below under " Stock and Incentive Plan" the pro forma effect of the fair value method on net income and earnings per share.

     Pension and Post-retirement Benefits
     The Company has defined benefit pension plans covering substantially all of its employees. The benefits are based on years of service.

     The Company also provides post-retirement healthcare benefits for substantially all retirees and employees in the United States. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

     Earnings Per Share
     Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per share have been computed based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:
Thousands of Dollars	2002	2001	2000
Domestic	$ 44,768	$ 40,777	$ 51,098
Foreign	30,966	31,893	28,674
Total income before provision for income taxes	$ 75,734 =====	$ 72,670 =====	$ 79,772 =====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for taxes on income consists of the following:
Thousands of Dollars	2002	2001	2000
Domestic
Taxes currently payable Federal	$ 5,797	$ 8,906	$ 11,741
State and local	179	1,484	2,380
Deferred income taxes	5,873	998	406
Domestic tax provision	11,849	11,388	14,527

Foreign
Taxes currently payable	11,601	10,889	8,412
Deferred income taxes	(3,230)	(1,129)	796
Foreign tax provision	8,371	9,760	9,208

Total tax provision	$ 20,220 =====	$ 21,148 =====	$ 23,735 =====

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2002	2001	2000
U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(4.7)	(4.5)	(5.0)
Difference between tax provided on foreign earnings and the U.S. statutory rate	(3.2)	(1.9)	(1.0)
State and local taxes, net of Federal tax benefit	1.4	1.5	1.9
Tax credits	(0.9)	(1.4)	(1.3)
Other	(0.9)	0.4	0.2
Consolidated effective tax rate	26.7% ===	29.1% ===	29.8% ===

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2002	2001
Deferred tax assets:
Pension and post-retirement benefits cost reported for financial statement purposes in excess of amounts deductible for tax purposes	$ --	$ 3,207
State and local taxes	3,554	2,955
Accrued expenses	3,131	2,943
Deferred expenses	4,244	1,606
Net operating loss carry forwards	7,745	2,875
Other	1,125	1,231
Total deferred tax assets	19,799 =====	14,817 =====

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	63,590	61,427
Pension and post-retirement benefits cost deducted for tax purposes in excess of amounts reported for financial statements	2,885	--
Other	1,507	3,825
Total deferred tax liabilities	67,982	65,252

Net deferred tax liabilities	$48,183 =====	$50,435 =====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     Net cash paid for income taxes was $14.6 million, $20.8 million, and $24.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $83.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2002 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $2.9 million.

     Net foreign currency exchange gains and (losses), included in other deductions in the Consolidated Statement of Income, were $233,000, $201,000, and ($425,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2002	2001
Raw materials	$32,967	$28,541
Work in process	7,153	9,083
Finished goods	25,459	22,775
Packaging and supplies	17,330	17,234
Total inventories	$82,909 =====	$77,633 =====

Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2002	2001
Land	$ 21,516	$ 20,136
Quarries/mining properties	27,918	26,981
Buildings	140,550	125,489
Machinery and equipment	801,788	755,471
Construction in progress	39,548	41,024
Furniture and fixtures and other	84,684	76,526
	1,116,004	1,045,627
Less: Accumulated depreciation and depletion	(578,580)	(509,288)
Property, plant and equipment, net	$ 537,424 =======	$ 536,339 =======

Restructuring Charge

     During the second quarter of 2001, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring, together with workforce reductions associated with the acquisition of the refractory operations of Martin Marietta Magnesia Specialties Inc., resulted in a total workforce reduction of approximately 120 people or five percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.4 million in the second quarter of 2001 to reflect these actions. This charge consisted of severance and other employee benefits. As of December 31, 2002, substantially all of the employees identified in the workforce reduction were terminated and there was no remaining restructuring liability. As of December 31, 2001, the remaining restructuring liability was approximately $0.8 million.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions

     In 2002, the Company acquired the following three entities for a total cash cost of $34.1 million:

  On February 6, 2002, the Company purchased a PCC manufacturing facility in Hermalle-sous-Huy, Belgium for approximately $10.2 million. The Company acquired this facility to accelerate the development of its European coating PCC program. The terms of the acquisition also provide for additional consideration of $1.0 million to be paid if certain volumes of coating PCC are produced and shipped from this facility for any six consecutive months within five years following the acquisition.

  On April 26, 2002, the Company acquired for approximately $1.4 million the assets of a company that develops and manufactures a refractory lining monitoring system.

  On September 9, 2002, the Company acquired the business and assets of Polar Minerals Inc., a privately owned producer of industrial minerals in the Midwest United States, for approximately $22.5 million.

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

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions:

Millions of Dollars	2002	2001

Current assets	$11.6	$ 8.1
Property, plant and equipment	17.7	6.4
Intangible assets	0.7	1.4
Goodwill	5.5	30.1
Net operating loss carry forwards	3.4	--
Total assets acquired	38.9	46.0
Liabilities assumed	(4.8)	(8.6)
Net cash paid	$34.1 ===	$37.4 ===

Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also required an initial goodwill impairment assessment in the year of adoption. The Company completed the initial impairment analysis and performed a subsequent impairment analysis in the fourth quarter. These analyses did not result in an impairment charge.

     The carrying amount of goodwill was $51.3 million and $43.5 million as of December 31, 2002 and December 31, 2001, respectively. The net change in goodwill since January 1, 2002 was primarily attributable to the acquisition of Polar Minerals Inc. in the Specialty Minerals segment and the effect of foreign exchange.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had come into effect in 2000:

(thousands of dollars)	Year Ended December 31,
	2002	2001	2000
Reported net income	$ 53,752	$ 49,793	$ 54,208
Addback: goodwill amortization	--	818	268
Adjusted net income	$ 53,752 =====	$ 50,611 =====	$ 54,476 =====

Basic earnings per share:

Reported net income	$ 2.66	$ 2.54	$ 2.65
Goodwill amortization	--	0.04	0.01
Adjusted net income	$ 2.66 ====	$ 2.58 ====	$ 2.66 ====

Diluted earnings per share:

Reported net income	$ 2.61	$ 2.48	$ 2.58
Goodwill amortization	--	0.04	0.01
Adjusted net income	$ 2.61 ====	$ 2.52 ====	$ 2.59 ====

     Acquired intangible assets subject to amortization as of December 31, 2002 and December 31, 2001 were as follows:
	December 31, 2002		December 31, 2001
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.7	$ 5.0	$ 0.4
Customer lists	1.4	0.1	1.4	0.1
Other	0.2	--	--	--
	$ 7.4 ===	$ 0.8 ===	$ 6.4 ===	$ 0.5 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was $0.3 million in 2002 and the estimated amortization expense is $0.4 million for each of the next five years through 2007.

Derivative Instruments and Hedging Activities

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

     By using derivative financial instruments to hedge exposures to changes in interest rates and foreign currency, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, it does not face any credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with major financial institutions.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate and forward exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as a cash flow hedge. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expire in

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had no open forward exchange contracts at December 31, 2002.

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

     Short-term debt and other liabilities: The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturities of these instruments.

     Long-term debt: The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt and approximates the carrying amount.

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The fair value of these instruments was $132,000 at December 31, 2001. The Company had no open forward exchange contracts at December 31, 2002.

     Interest rate swap agreements: The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. At December 31, 2002, the Company had two interest rate swaps with major financial institutions that effectively converted variable-rate debt to a fixed rate. One swap has a notional amount of $20 million and the other swap has a notional amount of $10 million. These swap agreements are under three-year terms expiring in January 2005 whereby the Company pays 4.50% and receives a three-month LIBOR rate plus 45 basis points. The fair value of these instruments was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The fair value of these instruments was a liability of approximately $1.5 million and an asset of $158,000 at December 31, 2002 and December 31, 2001, respectively.

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

     The Company's bad debt expense for the years ended December 31, 2002, 2001 and 2000 was $6.2 million, $3.9 million and $6.0 million, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	December 31, 2002	December 31, 2001
7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,957	8,734
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	1,594	--
	90,351	88,534
Less: Current maturities	1,331	437
Long-term debt	$89,020 =====	$88,097 =====

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments began on June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.57% and 3.18% for the years ended December 31, 2002 and 2001, respectively.

        On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of  Specialty PCC in Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 2.33% and 6.69% for the years ended December 31, 2002 and 2001, respectively.

     The aggregate maturities of long-term debt are as follows: 2003 - $1.3 million; 2004 - $2.3 million; 2005 - $2.8 million; 2006 - $52.8 million, 2007 - $1.0 million; thereafter - $30.2 million.

     The Company had available approximately $115.0 million in uncommitted, short-term bank credit lines, of which $30.0 million was in use at December 31, 2002. The interest rate for these borrowings was approximately 3.85% for the year ended December 31, 2002.

     During 2002, 2001 and 2000, respectively, the Company incurred interest costs of $6.4 million, $8.8 million and $7.2 million including $0.6 million, $0.9 million and $1.9 million, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2002 and 2001 is as follows:
	Pension Benefits		Other Benefits
Millions of Dollars	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$107.2	$104.9	$ 21.6	$ 19.0
Service cost	5.1	5.2	1.1	1.1
Interest cost	7.3	6.9	1.5	1.4
Actuarial gain	7.5	5.7	1.6	0.8
Benefits paid	(4.1)	(14.1)	(1.5)	(1.3)
Acquisitions	--	--	--	0.6
Other	2.8	(1.4)	--	--
Benefit obligation at end of year	$125.8 ====	$107.2 ====	$ 24.3 ====	$ 21.6 ====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
Millions of Dollars	2002	2001	2002	2001

Change in plan assets
Fair value of plan assets at beginning of year	$102.7	$110.5	$ --	$ --
Actual return on plan assets	(9.2)	(3.5)	--	--
Employer contributions	20.2	10.7	1.6	1.3
Plan participants' contributions	0.2	0.2	--	--
Benefits paid	(4.1)	(14.1)	(1.6)	(1.3)
Other	1.6	(1.1)	--	--
Fair value of plan assets at end of year	$111.4 ====	$102.7 ====	$ -- ====	$ -- ====

Funded status	$(14.4)	$ (4.5)	$(24.3)	$(21.6)
Unrecognized transition amount	--	0.2	--	--
Unrecognized net actuarial loss	42.0	16.6	4.4	2.9
Unrecognized prior service cost	4.7	4.9	--	(0.4)
Prepaid (accrued) benefit cost	$ 32.3 ===	$ 17.2 ===	$(19.9) ===	$(19.1) ===
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$ 36.1	$ 20.4	$ --	$ --
Accrued benefit liabilities	(7.2)	(5.5)	(19.9)	(19.1)
Intangible asset	1.2	1.5	--	--
Accumulated other comprehensive loss	2.2	0.8	--	--
Net amount recognized	$ 32.3 ===	$ 17.2 ===	$(19.9) ===	$(19.1) ===

     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of
December 31 are as follows:
	2002	2001	2000
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	8.75%	9.25%	9.50%
Rate of compensation increase	3.50%	4.00%	4.00%

     For measurement purposes, health care cost trend rates of approximately 10.0% for pre-age-65 and post-age-65 benefits were used in 2002. These trend rates were assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $31.5 million, $26.4 million and $17.8 million, respectively, as of December 31, 2002 and $9.4 million, $8.4 million and $2.9 million, respectively as of December 31, 2001.

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Other Benefits
Millions of Dollars	2002	2001	2000	2002	2001	2000
Service cost	$ 5.1	$ 5.2	$ 5.1	$ 1.1	$ 1.1	$ 0.9
Interest cost	7.3	6.9	6.9	1.5	1.4	1.3
Expected return on plan assets	(9.0)	(9.5)	(9.3)	--	--	--
Amortization of transition amount	0.1	0.8	0.7	--	--	--
Amortization of prior service cost	0.5	0.5	0.4	(0.4)	(1.7)	(1.7)
Recognized net actuarial loss (gain)	0.8	(0.2)	(0.5)	--	--	--
SFAS No. 88 settlement	--	1.9	--	--	--	--
Net periodic benefit cost	$ 4.8 ===	$ 5.6 ===	$ 3.3 ===	$ 2.2 ===	$ 0.8 ===	$ 0.5 ===

     Unrecognized prior service cost is amortized on an accelerated basis over the average remaining service period of each active employee.

     Benefits under defined benefit plans are generally based on years of service and an employee's career earnings. Employees become fully vested after five years.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	$ 17,000	$ (21,000)
Effect on postretirement benefit obligation	$204,000	$(231,000)

Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.9 million, $2.9 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Leases

     The Company has several noncancelable operating leases, primarily for office space and equipment.  Rent expense amounted to approximately $4.6 million, $4.4 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total future minimum rental commitments under all noncancelable leases for each of the years 2003 through 2007 and in the aggregate thereafter are approximately $3.2 million, $3.2 million, $3.0 million, $2.4 million, $2.3 million, respectively and $11.8 million thereafter.

     Total future minimum payments to be received under direct financing leases for each of the years 2003 through 2007 and in the aggregate thereafter are approximately $2.6 million, $2.0 million, $1.7 million, $1.1 million, $0.7 million, respectively and $2.8 million thereafter.

Litigation

       On or about July 14, 2000, MTI, Specialty Minerals Inc. and Minteq International Inc. received from the Connecticut Department of Environmental Protection ("DEP") a proposed administrative consent order relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. Following extensive discussions among the parties, the proposed order was revised by the DEP on February 11, 2003. The proposed order would settle claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and waste water discharge and management of underground storage tanks. The proposed order would require payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts are included in other current liabilities in the consolidated balance sheet as of December 31, 2002. Cost of remediation at the site remains uncertain.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 20,155,787 shares and 19,613,947 shares were outstanding at December 31, 2002 and 2001, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends

     Cash dividends of $2.0 million or $0.10 per common share were paid during 2002. In January 2003, a cash dividend of approximately $0.5 million or $0.025 per share, was declared, payable in the first quarter of 2003.

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

     The rights are redeemable by the Company at a fixed price until 10 days or longer, as determined by the Board, after certain defined events or at any time prior to the expiration of the rights on September 13, 2009 if such events do not occur.

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

     The following table summarizes stock option activity for the Plan:

	Shares Available For Grant	Under Option

		Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2000	1,339,552	2,580,799	33.25
Granted	(107,000)	107,000	50.34
Exercised	--	(148,148)	28.20
Canceled	20,437	(20,437)	39.26
Balance December 31, 2000	1,252,989	2,519,214	34.23
Authorized	500,000	--	--
Granted	(252,500)	252,500	34.81
Exercised	--	(109,504)	29.04
Canceled	42,057	(42,057)	38.57
Balance December 31, 2001	1,542,546	2,620,153	34.43
Granted	(285,728)	285,728	46.92
Exercised	--	(977,363)	30.03
Canceled	20,335	(20,335)	50.83
Balance December 31, 2002	1,277,153 =======	1,908,183 =======	38.54

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share as if the Company adopted the fair-value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	2002	2001	2000

Expected life (years)	7	7	7
Interest rate	3.27%	4.69%	5.03%
Volatility	31.21%	30.41%	31.13%
Expected dividend yield	0.21%	0.28%	0.20%

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2002, 2001 and 2000 were $18.30, $14.36 and $21.85 per share, respectively. Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options awarded in 2002, 2001 and 2000 were as follows:
Millions of Dollars, Except Per Share Amounts		2002	2001	2000
Net income, as reported		$ 53.8	$ 49.8	$ 54.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		2.2	5.5	4.8
Pro forma net income		$ 51.6 ===	$ 44.3 ===	$ 49.4 ===

Basic earnings per share	As reported	$ 2.66	$ 2.54	$ 2.65
	Pro forma	$ 2.55	$ 2.26	$ 2.41

Diluted earnings per share	As reported	$ 2.61	$ 2.48	$ 2.58
	Pro forma	$ 2.51	$ 2.21	$ 2.35

     The following table summarizes information concerning Plan options outstanding at December 31, 2002:
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$22.625 --29.750	56,265	0.1	$ 23.61	56,265	$ 23.61
$30.625 --34.825	598,062	4.3	$ 32.13	455,875	$ 31.28
$38.438 --39.531	874,433	6.1	$ 39.53	870,933	$ 39.53
$42.070 --52.375	379,423	8.6	$ 48.15	77,673	$ 50.15

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share (EPS)
Thousands of Dollars, Except Per Share Amounts

Basic EPS	2002	2001	2000

Net income	$53,752	$49,793	$54,208

Weighted average shares outstanding	20,199	19,630	20,479

Basic earnings per share	$ 2.66 ===	$ 2.54 ===	$ 2.65 ===

Diluted EPS	2002	2001	2000

Net income	$53,752	$49,793	$54,208

Weighted average shares outstanding	20,199	19,630	20,479
Dilutive effect of stock options	370	433	525
Weighted average shares outstanding, adjusted	20,569	20,063	21,004

Diluted earnings per share	$ 2.61 ===	$ 2.48 ===	$ 2.58 ===

     The weighted average diluted common shares outstanding for the years ending December 31, 2002, 2001 and 2000 excludes the dilutive effect of approximately 445,000, 376, 000 and 388,000 options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during such years.

Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the minimum pension liability and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
	Currency Translation Adjustment	Minimum Pension Liability	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2000	$(27.9)	$(1.0)	$ --	$(28.9)
Current year change	(15.2)	--	--	(15.2)

Balance at December 31, 2000	(43.1)	(1.0)	--	(44.1)
Current year change	(11.9)	0.5	0.2	(11.2)

Balance at December 31, 2001	(55.0)	(0.5)	0.2	(55.3)
Current year change	22.2	(0.8)	(1.1)	20.3

Balance at December 31, 2002	$(32.8) ===	$(1.3) ===	$(0.9) ===	$(35.0) ===

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately ($1.1) million, $0.4 million and ($0.5) million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 11.5% of consolidated net sales for 2002 and 13% of consolidated net sales in 2001 and 2000, respectively. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2002, 2001 and 2000 was as follows (in millions):
	2002
	Specialty Minerals	Refractories	Total
Net sales	$520.1	$232.6	$752.7
Income from operations	60.0	20.9	80.9
Bad debt expenses	3.8	2.4	6.2
Depreciation, depletion and amortization	59.0	10.0	69.0
Segment assets	612.7	238.6	851.3
Capital expenditures	27.3	9.7	37.0
	2001
	Specialty Minerals	Refractories	Total
Net sales	$483.3	$201.1	$684.4
Income from operations	55.5	25.1	80.6
Bad debt expenses	0.6	3.3	3.9
Depreciation, depletion and amortization	55.9	10.6	66.5
Segment assets	587.9	231.4	819.3
Capital expenditures	54.3	8.6	62.9
	2000
	Specialty Minerals	Refractories	Total
Net sales	$486.3	$184.6	$670.9
Income from operations	61.4	23.4	84.8
Bad debt expenses	1.2	4.8	6.0
Depreciation, depletion and amortization	51.8	9.0	60.8
Write-down of impaired assets	4.9	--	4.9
Segment assets	612.4	169.5	781.9
Capital expenditures	95.6	7.7	103.3

     Included in income from operations of the Specialty Minerals segment and the Refractories segment for the year ended December 31, 2001, is a restructuring charge of approximately $3.0 million and $0.4 million, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
Income before provision for taxes on income and minority interests	2002	2001	2000
Income from operations for reportable segments	$ 80.9	$ 80.6	$ 84.8
Unallocated corporate expenses	--	--	--
Consolidated income from operations	80.9	80.6	84.8
Interest income	1.1	0.8	1.1
Interest expense	(5.8)	(7.9)	(5.3)
Other deductions	(0.5)	(0.8)	(0.8)
Income before provision for taxes on income and minority interests	$ 75.7 ===	$ 72.7 ===	$ 79.8 ===

Total assets	2002	2001	2000
Total segment assets	$851.3	$819.3	$781.9
Corporate assets	48.6	28.5	17.9

Consolidated total assets	$899.9 ====	$847.8 ====	$799.8 ====

Capital expenditures	2002	2001	2000
Total segment capital expenditures	$ 37.0	$ 62.9	$103.3
Corporate capital expenditures	0.1	0.2	--

Consolidated total capital expenditures	$37.1 ===	$ 63.1 ===	$103.3 ====

     The following is a schedule of amortization expense related to goodwill by segment:
	Amortization of Goodwill
(thousands of dollars)	Year Ended December 31,
	2002	2001	2000
Specialty Minerals	$ --	$ 373	$ 182
Refractories	--	991	298
Total	$ -- ===	$1,364 ====	$ 480 ===

     The carrying amount of goodwill by reportable segment as of December 31, 2002 and December 31, 2001 was as follows:
	Goodwill
(thousands of dollars)	2002	2001
Specialty Minerals	$ 14,637	$ 8,038
Refractories	36,654	35,468
Total	$ 51,291 =====	$ 43,506 =====

     The net change in goodwill since January 1, 2002 was primarily attributable to the acquisition of Polar Minerals Inc. in the Specialty Minerals segment and the effect of foreign exchange.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net sales	2002	2001	2000
United States	$482.2	$442.7	$442.7

Canada/Latin America	68.5	63.6	62.0
Europe/Africa	156.0	129.6	116.8
Asia	46.0	48.5	49.4
Total International	270.5	241.7	228.2

Consolidated total net sales	$752.7 ====	$684.4 ====	$670.9 ====

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2002	2001	2000
United States	$400.6	$411.1	$387.4

Canada/Latin America	21.5	28.5	31.2
Europe/Africa	141.3	115.3	112.3
Asia	31.9	31.4	37.5
Total International	194.7	175.2	181.0

Consolidated total long-lived assets	$595.3 ====	$586.3 ====	$568.4 ====

Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share Amounts
2002 Quarters	First	Second	Third	Fourth

Net Sales by Product Line
PCC	$102,876	$103,320	$107,562	$109,230
Processed Minerals	21,439	24,380	24,546	26,726
Specialty Minerals Segment	124,315	127,700	132,108	135,956
Refractories Segment	54,685	59,128	60,026	58,762

Consolidated net sales	179,000	186,828	192,134	194,718
Gross profit	45,576	46,166	46,397	45,806
Net income	13,543	13,997	14,213	11,999
Earnings per share:
Basic	0.68	0.68	0.70	0.60
Diluted	0.66	0.67	0.70	0.59
Market Price Range Per Share of Common Stock:
High	53.91	53.84	48.99	46.07
Low	44.06	49.12	33.17	36.38
Close	52.93	49.32	37.07	43.15

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

    In the second quarter of 2002, the Company recorded a $0.75 million write-down of impaired assets related to a satellite PCC plant at a paper mill that has ceased operations.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Shareholders
Minerals Technologies Inc.:

          We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

KPMG LLP

New York, New York
January 23, 2003

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

Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer

John A. Sorel
Senior Vice President, Finance and Chief Financial Officer

Michael A. Cipolla
Corporate Controller and Chief Accounting Officer

January 23, 2003

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)(b)	Balance at End of Period
Year ended December 31, 2002
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,697 ====	$6,214 ====	$(2,832) ====	$7,079 ====

Year ended December 31, 2001
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$2,898 ====	$3,930 ====	$(3,131) ====	$3,697 ====

Year ended December 31, 2000
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,100 ====	$5,964 ====	$(6,166) ====	$2,898 ====

(a)  Includes impact of translation of foreign currencies.
(b)  Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries.

S-1