Form 10-K/A
period 2002-12-31
MINERALS TECHNOLOGIES INC
filed 2003-03-26
CIK 891014

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     This Amendment No. 1 is being filed solely to correct an error which arose in the process of converting the Company's previously filed annual report on Form 10-K to electronic form suitable for filing on the Securities and Exchange Commission's EDGAR system. In the previous filing, three paragraphs were inadvertently omitted from the financial statement note captioned "Long-Term Debt and Commitments." In accordance with the rules of the Commission, the affected item of the report, Item 15, is being refiled in its entirety; the omitted paragraphs appear as the fourth, fifth and sixth paragraphs following the table on Page F-14 below.

	MINERALS TECHNOLOGIES INC.
	2002 FORM 10-K /A AMENDMENT NO. 1 TO ANNUAL REPORT
	Table of Contents
		Page

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	1

Signature and Certifications		3

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

4.1	- Specimen Certificate of Common Stock (1)
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (4)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	- Form of Employment Agreement (14), together with schedule relating to executed Employment Agreements (2) (+)
10.5(a)	- Form of Employment Agreement (11), together with schedule relating to executed Employment Agreements (13) (+)
10.6	- Form of Severance Agreement (11), together with schedule relating to executed Severance Agreements (2) (+)
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (5) (+)
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended February 26, 1998 (6) (+)
10.9	- 2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001 (14) (+)
10.10	- Company Retirement Plan, as amended and restated effective as of January 1, 2002 (15)(+)

1

10.11	- Company Nonfunded Supplemental Retirement Plan, as amended January 28, 1999 (6) (+)
10.12	- Company Savings and Investment Plan, as amended and restated October 18, 2001,effective January 1, 2001 (14) (+)
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended January 28, 1999 (6) (+)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (7) (+)
10.16

- Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (9)

10.17	- Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
10.18	- Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc (8)
21.1	- Subsidiaries of the Company (2)
23.1	- Report and Consent of Independent Auditors
    Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
    Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
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

2

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/ John A. Sorel
John A. Sorel Senior Vice President - Finance and Chief Financial Officer

March 26, 2003

3

CERTIFICATIONS

I, John A. Sorel, certify that:

  I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Minerals Technologies Inc.;

  Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment;

  Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

March 26, 2003

By:	/s/John A. Sorel
Senior Vice President - Finance and
Chief Financial Officer

I, Paul R. Saueracker, certify that:

  I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Minerals Technologies Inc.;

  Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment;

  Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

March 26, 2003

By:	/s/Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer

4

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

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.51% and 2.61% for the years ended December 31, 2002 and 2001, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.56% and 3.35% for the years ended December 31, 2002 and 2001, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable rate option on these borrowings and the average interest rates were approximately 1.56% and 3.10% for the years ended December 31, 2002 and 2001, respectively.

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