Form 10-Q
period 2003-03-30
MINERALS TECHNOLOGIES INC
filed 2003-05-09
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

or

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

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT April 25, 2003 20,085,688

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:

Condensed Consolidated Statement of Income for the three-month periods ended March 30, 2003 and March 31, 2002	3

Condensed Consolidated Balance Sheet as of March 30, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 30, 2003 and March 31, 2002	5

Notes to Condensed Consolidated Financial Statements	6

Independent Auditors' Review Report	12

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.
Controls and Procedures	17

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	17

Item 6.
Exhibits and Reports on Form 8-K	18

Signature and Certifications	19

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 30, 2003	March 31, 2002
Net sales	$201,450	$179,000
Operating costs and expenses:
Cost of goods sold	151,683	133,424
Marketing and administrative expenses	21,137	18,436
Research and development expenses	6,085	5,704

Income from operations	22,545	21,436
Non-operating deductions, net	1,027	1,938
Income before provision for taxes on income and minority interests	21,518	19,498
Provision for taxes on income	6,134	5,635
Minority interests	467	320

Income before cumulative effect of accounting change	14,917	13,543
Cumulative effect of accounting change	3,433	--
Net income	$ 11,484 ======	$ 13,543 ======
Earnings per share:
Basic:
Before cumulative effect of accounting change	$ 0.74	$ 0.68
Cumulative effect of accounting change	(0.17)	--
Basic earnings per share	$ 0.57 ======	$ 0.68 ======
Diluted:
Before cumulative effect of accounting change	$ 0.74	$ 0.66
Cumulative effect of accounting change	(0.17)	--
Diluted earnings per share	$ 0.57 ======	$ 0.66 ======
Cash dividends declared per common share	$ 0.025	$ 0.025

Shares used in the computation of earnings per share:
Basic	20,117	19,984
Diluted	20,223	20,564

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	March 30, 2003*	December 31, 2002**

Current assets
Cash and cash equivalents	$ 37,295	$ 31,762
Accounts receivable, net	152,566	129,608
Inventories	85,392	82,909
Prepaid expenses and other current assets	43,139	46,686
Total current assets	318,392	290,965

Property, plant and equipment, less accumulated depreciation and depletion -- March 30, 2003 - $600,911;
December 31, 2002 - $578,580	533,394	537,424
Goodwill	51,061	51,291
Other assets and deferred charges	20,759	20,197
Total assets	$923,606 ======	$899,877 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$ 30,000	$ 30,000
Current maturities of long-term debt	1,438	1,331
Accounts payable	42,058	37,435
Other current liabilities	56,417	55,171
Total current liabilities	129,913	123,937

Long-term debt	88,863	89,020
Other non-current liabilities	98,502	92,763
Total liabilities	317,278	305,720

Shareholders' equity:
Common stock	2,699	2,694
Additional paid-in capital	191,531	190,144
Retained earnings	689,722	678,740
Accumulated other comprehensive loss	(30,521)	(35,034)
	853,431	836,544
Less treasury stock	247,103	242,387
Total shareholders' equity	606,328	594,157

Total liabilities and shareholders' equity	$923,606 ======	$899,877 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(thousands of dollars)	March 30, 2003	March 31, 2002

Operating Activities
Net income	$ 11,484	$ 13,543
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	3,433	--
Depreciation, depletion and amortization	17,627	16,549
Write-down of impaired assets	--	750
Other non-cash items	1,620	2,573
Net changes in operating assets and liabilities	(16,730)	(16,681)
Net cash provided by operating activities	17,434	16,734

Investing Activities
Purchases of property, plant and equipment	(7,709)	(9,060)
Acquisition of business	--	(10,175)
Net cash used in investing activities	(7,709)	(19,235)

Financing Activities
Proceeds from issuance of short-term debt	5,318	38,223
Repayment of debt	(5,318)	(49,720)
Purchase of common shares for treasury	(4,716)	--
Proceeds from issuance of stock under option plan	1,391	22,253
Cash dividends paid	(502)	(505)
Net cash provided by (used in) financing activities	(3,827)	10,251

Effect of exchange rate changes on cash and cash equivalents	(365)	(15)

Net increase in cash and cash equivalents	5,533	7,735
Cash and cash equivalents at beginning of period	31,762	13,046
Cash and cash equivalents at end of period	$ 37,295 ======	$ 20,781 ======

Interest paid	$ 2,648 ======	$ 2,439 ======

Income taxes paid	$ 1,726 ======	$ 2,651 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 -- Summary of Significant Accounting Policies

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 4%-6.67% for buildings, 6.67%-12.5% for machinery and equipment, 8%-12.5% for furniture and fixtures and 12.5%-25% for computer equipment and software-related assets.

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

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and merchant plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global system. The net effect of the changes in estimated useful lives, including the accelerated depreciation at the IP mills, was a reduction to diluted earnings per share of $0.01 in the first quarter of 2003.

     Depletion of mineral and quarry properties is determined, for financial reporting purposes, on a unit-of-extraction basis as the related materials are mined and for tax purposes on a percentage depletion basis.

     Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

     Accounting for Stock-Based Compensation

     In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends. Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
Three Months Ended
(millions of dollars, except per share amounts)	March 30, 2003	March 31, 2002
Income before cumulative effect of accounting change, as reported	$ 14.9	$ 13.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	0.5
Pro forma income before cumulative effect of accounting change	14.5	13.0
Cumulative effect of accounting change	3.4	--
Pro forma net income	$ 11.1 ====	$ 13.0 ====

Net income, as reported	$ 11.5 ====	$ 13.5 ====

Basic EPS
Income before cumulative effect of accounting change, as reported	$ 0.74	$ 0.68
Pro forma income before cumulative effect of accounting change	$ 0.72	$ 0.65
Pro forma net income	$ 0.55	$ 0.65
Net income, as reported	$ 0.57	$ 0.68

Diluted EPS
Income before cumulative effect of accounting change, as reported	$ 0.74	$ 0.66
Pro forma income before cumulative effect of accounting change	$ 0.72	$ 0.63
Pro forma net income	$ 0.55	$ 0.63
Net income, as reported	$ 0.57	$ 0.66

Note 3 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	March 30, 2003	December 31, 2002

Raw materials	$36,470	$32,967
Work-in-process	7,011	7,153
Finished goods	24,963	25,459
Packaging and supplies	16,948	17,330
Total inventories	$85,392 =====	$82,909 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	March 30, 2003	December 31, 2002

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,907	8,957
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Other borrowings	1,594	1,594
	90,301	90,351
Less: Current maturities	1,438	1,331
Long-term debt	$88,863 =====	$89,020 =====

Note 5 -- Earnings Per Share (EPS)

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
	Three Months Ended
Basic EPS (in thousands, except per share data)	March 30, 2003	March 31, 2002

Income before cumulative effect of accounting change	$14,917	$13,543
Cumulative effect of accounting change	(3,433)	--
Net income	$11,484 =====	$13,543 =====

Weighted average shares outstanding	20,117	19,984

Basic earnings per share before cumulative effect of accounting change	$ 0.74	$ 0.68
Cumulative effect of accounting change	(0.17)	--
Basic earnings per share	$ 0.57 =======	$ 0.68 ======

Diluted EPS

Income before cumulative effect of accounting change	$14,917	$13,543
Cumulative effect of accounting change	(3,433)	--
Net income	$11,484 =====	$13,543 =====

Weighted average shares outstanding	20,117	19,984
Dilutive effect of stock options	106	580

Weighted average shares outstanding, adjusted	20,223	20,564

Diluted earnings per share before cumulative effect of accounting change	$ 0.74	$ 0.66
Cumulative effect of accounting change	(0.17)	--
Diluted earnings per share	$ 0.57 ======	$ 0.66 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):
	Three Months Ended
(thousands of dollars)	March 30, 2003	March 31, 2002

Net income	$ 11,484	$ 13,543
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,513	(3,543)
Cash flow hedges:
Net derivative gains	--	28
Reclassification adjustment	--	(34)
Comprehensive income	$ 15,997 ======	$ 9,994 ======

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
	March 30, 2003	December 31, 2002
(millions of dollars)

Foreign currency translation adjustments	$(28.3)	$(32.8)
Minimum pension liability adjustment	(1.3)	(1.3)
Net gain on cash flow hedges	(0.9)	(0.9)
Accumulated other comprehensive loss	$(30.5) ====	$(35.0) ====

Note 7 -- Segment and Related Information

     Segment information for the three months ended March 30, 2003 and March 31, 2002 was as follows:
(thousands of dollars)	Net Sales
	Three Months Ended
	March 30, 2003	March 31, 2002
Specialty Minerals	$137,775	$124,315
Refractories	63,675	54,685
Total	$201,450 ======	$179,000 ======

(thousands of dollars)	Income from Operations
	Three Months Ended
	March 30, 2003	March 31, 2002
Specialty Minerals	$15,544	$ 15,219
Refractories	7,001	6,217
Total	$22,545 =====	$ 21,436 ======

     Included in income from operations of the Specialty Minerals segment for the three months ended March 30, 2003 was a charge for one-time termination benefits of $660,000. Included in income from operations of the Specialty Minerals segment for the three months ended March 31, 2002, was a write-down of impaired assets of $750,000.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amount of goodwill by reportable segment as of March 30, 2003 and December 31, 2002 was as follows:
	Goodwill
(thousands of dollars)	March 30, 2003	December 31, 2002
Specialty Minerals	$14,471	$14,637
Refractories	36,590	36,654
Total	$51,061 =====	$51,291 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(thousands of dollars)
Three Months Ended
Income before provision for taxes on income and minority interests	March 30, 2003	March 31, 2002

Income from operations for reportable segments	$ 22,545	$ 21,436
Non-operating deductions, net	1,027	1,938
Income before provision for taxes on income and minority interests	$ 21,518 ======	$ 19,498 ======

Note 8 -- Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other tangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $51.1 million and $51.3 million as of March 30, 2003 and December 31, 2002, respectively. The net change in goodwill since January 1, 2003 was attributable to the effects of foreign exchange rates.

     Acquired intangible assets subject to amortization as of March 30, 2003 and December 31, 2002 were as follows:
	March 30, 2003		December 31, 2002
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.7	$ 5.8	$ 0.7
Customer lists	1.4	0.2	1.4	0.1
Other	0.2	--	0.2	--
	$ 7.4 ===	$ 0.9 ===	$ 7.4 ===	$ 0.8 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 16 years. Estimated amortization expense is $0.4 million for each of the next five years through 2007.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that has ceased operations. Such charge was included in cost of goods sold. There was no charge for impairment during the first quarter of 2003.

Note 10 -- Accounting for Asset Retirement Obligations

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the first quarter of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million for the first quarter of 2002.

     The following is a reconciliation of asset retirement obligations as of March 30, 2003:
(thousands of dollars)

Asset retirement liability, beginning of period	$ 8,953
Accretion expense	127
Asset retirement liability, end of period	$ 9,080 =====

Note 11 -- Accounting for Costs Associated with Exit or Disposal Activities

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. During the first quarter of 2003, the Company paid approximately $660,000 of one-time termination benefits to a group of employees at the Specialty Minerals facility in the United Kingdom. Such charge is included in cost of goods sold.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 30, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 30, 2003 and March 31, 2002. These financial statements are the responsibility of the company's management.

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

     As discussed in Note 10 to the condensed consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations."

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
April 24, 2003

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales Three Months Ended
	March 30, 2003	March 31, 2002

Net sales	100.0%	100.0%
Cost of goods sold	75.3	74.5
Marketing and administrative expenses	10.5	10.3
Research and development expenses	3.0	3.2
Income from operations	11.2	12.0
Income before cumulative effect of accounting change	7.4	7.6
Cumulative effect of accounting change	1.7	--
Net income	5.7% ===	7.6% ===

Results of Operations

Three Months Ended March 30, 2003 as Compared with Three Months Ended March 31, 2002

     Net sales in the first quarter of 2003 increased 12.6% to $201.5 million from $179.0 million in the first quarter of 2002. Foreign exchange had a favorable impact on sales of approximately $8.2 million or 5 percentage points of growth.

    Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 10.9% in the first quarter of 2003 to $137.8 million from $124.3 million in the prior year.

    Worldwide net sales of PCC, which is used primarily in the manufacturing process of the paper industry, increased 6.2% to $109.3 million from $102.9 million in the first quarter of 2002. Foreign exchange had a favorable impact on sales of $3.4 million or approximately 3 percentage points of growth in the first quarter. Sales volume for PCC used for filling and coating paper increased approximately 2%. The volume growth of PCC used for filling and coating paper and the favorable effect of foreign exchange more than offset the shutdown in December 2002 of the Company's satellite PCC plant at Great Northern Paper Company in Millinocket, Maine, which is in bankruptcy proceedings.

     Sales in the Specialty PCC product line, used in non-paper applications, increased 1.7% to $12.0 million from $11.8 million in the first quarter of 2002. Growth in sales for plastic and sealant applications from the Brookhaven, Mississippi, and Lifford, U.K., facilities increased but were partially offset by decreases in sales within the healthcare sector.

     Net sales of Processed Minerals products increased 33.2% in the first quarter to $28.5 million from $21.4 million in the prior year. This increase was primarily the result of the acquisition of the business and assets of Polar Minerals in the third quarter of 2002 and to continued strong residential construction. Excluding the Polar Minerals acquisition, growth of 7% was achieved in the first quarter of 2003 despite the adverse impact of severe weather in the Northeast.

     Net sales in the Refractories segment increased 16.5% to $63.7 million as compared with $54.7 million in the prior year. Approximately one-half of the sales growth in the first quarter of 2003 was attributable to the favorable impact of foreign exchange. The increase in sales was also due to higher volumes in North America and Latin America, and increased equipment sales, particularly in Europe.

     Net sales in the United States in the first quarter of 2003 increased approximately 8% as compared with the first quarter of 2002. Approximately 5 percentage points of the growth was attributable to the Polar Minerals acquisition.

Foreign sales increased approximately 22% in the first quarter of 2003 due to increased sales in Europe. Approximately 13 percentage points of growth was due to the favorable impact of foreign exchange.

     Income from operations increased 5.1% to $22.5 million, as compared with $21.4 million for the same period last year. Operating income in the Specialty Minerals segment increased 2.1% to $15.5 million and represented 11.3% of its net sales. The Refractories segment's operating income increased 12.9% to $7.0 million and was 11.0% of its net sales. Foreign exchange had a favorable effect on operating income in both segments. During the first quarter of 2003, the Company paid approximately $660,000 of one-time termination benefits to a group of employees at the Specialty Minerals facility in the United Kingdom. In the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a PCC plant at a paper mill that ceased operations.

     Non-operating deductions decreased in the first quarter of 2003 primarily due to reduced interest expense as a result of lower average borrowings, and foreign currency gains.

     Income before the cumulative effect of accounting change increased 10.4% to $14.9 million from $13.5 million in the prior year. Diluted earnings per share before the cumulative effect of accounting change was $0.74 in the first quarter of 2003 as compared with $0.66 in the prior year.

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the first quarter of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million for the first quarter of 2002.

     Net income after the cumulative effect of accounting change decreased 14.8% to $11.5 million compared with $13.5 million in the prior year. Diluted earnings per share after the cumulative effect of accounting change was $0.57 per share in the first quarter of 2003 as compared with $0.66 in the prior year.

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

     There are presently three satellite locations at which contracts with host mills have expired and one location, representing less than one unit of PCC production, at which the host mill has informed the Company that the contract will not be renewed upon its expiration in 2004. The Company continues to supply PCC at all of these locations. At two of the three locations at which the contracts have expired, the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful. At the third location, the customer, International Paper Company ("IP"), has informed the Company that it intended to begin negotiations with alternative suppliers. The Company continues to supply PCC at this location, and expects to do so through 2003. IP also informed the Company at the end of the second quarter of 2002 that it would negotiate with other suppliers at other satellite locations as the contracts for those locations expire over the next several years, with the last contract expiring in 2010. That decision by IP increases the risk that some or all of these contracts will not be renewed. Because these contracts have various remaining terms, the full impact of these expirations on the Company would not be felt for several years. The Company is actively pursuing its own negotiations with IP, and hopes to reach agreement to extend some or all of these contracts past their current expiration dates. The outcome of these negotiations cannot be predicted. The loss of a substantial amount of the Company's sales to IP would have a material adverse effect on the Company's results of operations and projected growth rate.

     In recognition of this increased risk, during the third quarter of 2002, the Company shortened the periods over which existing satellite plants at IP mills are depreciated. In addition, during the first quarter of 2003, the Company revised the estimated useful lives of certain other long-lived assets. See "Critical Accounting Policies" below. The net effect of the change in useful lives, including the accelerated depreciation at the IP mills, was a reduction in diluted earnings of approximately $0.01 per share in the first quarter of 2003.

     In addition, a complex of two paper mills at which the Company operates a satellite PCC plant, at Millinocket and East Millinocket, Maine, owned by Great Northern Paper, Inc., ceased operations on or about December 23, 2002. Great Northern Paper filed for bankruptcy protection on January 9, 2003 and as of May 8, 2003, the Millinocket and East Millinocket mills had not resumed operations. The Bankruptcy Court appointed new management which, on April 29, 2003, sold the Millinocket and East Millinocket mills to Brascan Corporation ("Brascan"), the parent company of Nexfor Fraser Papers Inc. Brascan announced that it intends to restart the East Millinocket mill within weeks, but that it may not start the Millinocket mill, at which the Company's satellite plant is located, for a year or more. The Company would supply the East Millinocket mill from other nearby PCC production facilities until the resumption of production at the Millinocket mill. If the Millinocket mill does not resume production, the Company could incur an impairment charge of approximately $10 million.

Liquidity and Capital Resources

     Cash flows in the first quarter of 2003 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $17.4 million in the first quarter of 2003 as compared with $16.7 million in the first quarter of the prior year.

     The Company has available approximately $115 million in uncommitted, short-term bank credit lines, of which $30 million was in use at March 30, 2003. The Company anticipates that capital expenditures for 2003 should range between $60 million and $70 million. The Company expects to meet its financing requirements from internally generated funds, the uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluating its position with respect to current guidance.

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

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at IP mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and merchant plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global system. The net effect of the changes in estimated useful lives, including the accelerated depreciation at the IP mills,  was a reduction to diluted earnings per share of $0.01 in the first quarter of 2003.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the Company's financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency exchange rates and interest rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial condition and results of operations. Approximately 25% of the Company's bank debt bears interest at variable rates; therefore the Company's results of operations would only be affected by interest rate changes to the variable-rate bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The Company had no open forward exchange contracts as of March 30, 2003. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of $1.5 million at March 30, 2003.

ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, and under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order which had been agreed to by MTI, Specialty Minerals Inc. and Minteq International Inc. relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The order settled claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and water waste discharge and management of underground storage tanks. The order required payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts were included in other current liabilities in the consolidated balance sheet as of March 30, 2003 and were paid on April 21, 2003. Cost of remediation at the site remains uncertain.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

10.1   -    Company Nonfunded Deferred Compensation and Unit Award Plan for
               Non-Employee Directors, as amended April 24, 2003.
10.2    -   Company Nonfunded Supplemental Retirement Plan,
               as amended April 24, 2003.
10.3    -    Company Nonfunded Deferred Compensation and Supplemental Savings Plan,
               as amended April 24, 2003.
10.4    -   Company Health and Welfare Plan, effective as of April 1, 2003.

15     -    Accountants' Acknowledgment.

99.1   -   Statement of Cautionary Factors That May Affect Future Results.
99.2   -   Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K.

On January 27, 2003, the Company filed a current report on Form 8-K under Item 5, reporting earnings for the fourth quarter of 2002.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

May 9, 2003

CERTIFICATION

     I, John A. Sorel, certify that:

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

May 9, 2003

By:	/s/John A. Sorel
Senior Vice President - Finance and
Chief Financial Officer

CERTIFICATION

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

May 9, 2003

By:	/s/Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer