Form 10-Q
period 2003-06-29
MINERALS TECHNOLOGIES INC
filed 2003-08-08
CIK 891014

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT July 29, 2003 20,115,934

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
Page No.
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 29, 2003 and June 30, 2002	3

Condensed Consolidated Balance Sheet as of June 29, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 29, 2003 and June 30, 2002	5

Notes to Condensed Consolidated Financial Statements	6

Independent Auditors' Review Report	13

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.
Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	19

Item 6.
Exhibits and Reports on Form 8-K	19

Signature	20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$202,374	$186,828	$403,824	$365,828
Operating costs and expenses:
Cost of goods sold	152,378	140,662	304,061	274,086
Marketing and administrative expenses	21,862	19,357	42,999	37,793
Research and development expenses	6,535	5,825	12,620	11,529
Income from operations	21,599	20,984	44,144	42,420
Non-operating deductions, net	1,441	1,021	2,468	2,959
Income before provision for taxes on income and minority interests	20,158	19,963	41,676	39,461
Provision for taxes on income	5,494	5,599	11,628	11,234
Minority interests	381	367	848	687
Income before cumulative effect of accounting change	14,283	13,997	29,200	27,540
Cumulative effect of accounting change	--	--	3,433	--
Net income	$ 14,283 ======	$ 13,997 ======	$ 25,767 ======	$ 27,540 ======
Earnings per share:
Basic:
Before cumulative effect of accounting change	$ 0.71	$ 0.68	$ 1.45	$ 1.36
Cumulative effect of accounting change	--	--	(0.17)	--
Basic earnings per share	$ 0.71 =====	$ 0.68 =====	$ 1.28 =====	$ 1.36 =====
Diluted:
Before cumulative effect of accounting change	$ 0.70	$ 0.67	$ 1.44	$ 1.33
Cumulative effect of accounting change	--	--	(0.17)	--
Diluted earnings per share	$ 0.70 ====	$ 0.67 =====	$ 1.27 ====	$ 1.33 ====

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.050	$ 0.050

Shares used in computation of earnings per share:
Basic	20,094	20,457	20,105	20,221
Diluted	20,335	20,973	20,279	20,768

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	June 29, 2003*	December 31, 2002**

Current assets
Cash and cash equivalents	$ 45,771	$ 31,762
Accounts receivable, net	148,299	129,608
Inventories	82,065	82,909
Prepaid expenses and other current assets	50,958	46,686
Total current assets	327,093	290,965

Property, plant and equipment, less accumulated depreciation and depletion - June 29, 2003 - $622,094; December 31, 2002 - $578,580	556,300	537,424
Goodwill	51,721	51,291
Other assets and deferred charges	33,042	20,197
Total assets	$968,156 ======	$899,877 ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 30,000	$ 30,000
Current maturities of long-term debt	2,503	1,331
Accounts payable	38,701	37,435
Other current liabilities	62,310	55,171
Total current liabilities	133,514	123,937

Long-term debt	99,037	89,020
Other non-current liabilities	99,703	92,763
Total liabilities	332,254	305,720

Shareholders' equity:
Common stock	2,701	2,694
Additional paid-in capital	192,318	190,144
Retained earnings	703,502	678,740
Accumulated other comprehensive loss	(15,516)	(35,034)
	883,005	836,544

Less treasury stock	247,103	242,387
Total shareholders' equity	635,902	594,157

Total liabilities and shareholders' equity	$968,156 ======	$899,877 ======

* Unaudited
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
(thousands of dollars)	June 29, 2003	June 30, 2002
Operating Activities:

Net income	$ 25,767	$ 27,540
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	3,433	--
Depreciation, depletion and amortization	34,373	33,453
Write-down of impaired assets	--	750
Other non-cash items	3,817	5,019
Net changes in operating assets and liabilities	(24,818)	(12,105)
Net cash provided by operating activities	42,572	54,657

Investing Activities:

Purchases of property, plant and equipment	(26,385)	(18,294)
Acquisition of businesses	--	(11,600)
Other	751	--
Net cash used in investing activities	(25,634)	(29,894)

Financing Activities:

Proceeds from issuance of short-term debt	5,318	68,919
Repayment of debt	(5,565)	(110,635)
Purchase of common shares for treasury	(4,716)	(5,553)
Proceeds from issuance of stock under option plan	2,180	28,958
Cash dividends paid	(1,004)	(1,019)
Net cash used in financing activities	(3,787)	(19,330)

Effect of exchange rate changes on cash and cash equivalents	858	777

Net increase in cash and cash equivalents	14,009	6,210
Cash and cash equivalents at beginning of period	31,762	13,046
Cash and cash equivalents at end of period	$ 45,771	$ 19,256

Supplemental disclosure of cash flow information:
Interest paid	$ 3,152 ======	$ 3,283 ======

Income taxes paid	$ 7,111 ======	$ 8,891 ======

Non-cash investing and financing activities:
Property, plant and equipment acquired by incurring installation obligations	$ 11,368 ======	$ -- ======
Property, plant and equipment additions related to asset retirement obligations	$ 6,762 ======	$ -- ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC to two locations at which the PCC contracts have expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge at such facility.

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and other plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, the Company reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives was an increase to diluted earnings per share of $0.01 in the second quarter of 2003 and there was a minimal effect for the first half of 2003.

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes and on a percentage depletion basis for tax purposes.

     Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Accounting for Stock-Based Compensation

     In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends. Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended		Six Months Ended
(millions of dollars, except per share amounts)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Income before cumulative effect of accounting change, as reported	$ 14.3	$ 14.0	$ 29.2	$ 27.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.5	0.6	0.9	1.1
Pro forma income before cumulative effect of accounting change	13.8	13.4	28.3	26.4
Cumulative effect of accounting change	--	--	3.4	--
Pro forma net income	$ 13.8 ====	$ 13.4 ====	$ 24.9 ====	$ 26.4 ====
Net income, as reported	$ 14.3 ====	$ 14.0 ====	$ 25.8 ====	$ 27.5 =====

Basic EPS
Income before cumulative effect of accounting change, as reported	$ 0.71	$ 0.68	$ 1.45	$ 1.36
Pro forma income before cumulative effect of accounting change	$ 0.69	$ 0.66	$ 1.41	$ 1.33
Pro forma net income	$ 0.69	$ 0.66	$ 1.24	$ 1.33
Net income, as reported	$ 0.71	$ 0.68	$ 1.28	$ 1.36

Diluted EPS
Income before cumulative effect of accounting change, as reported	$ 0.70	$ 0.67	$ 1.44	$ 1.33
Pro forma income before cumulative effect of accounting change	$ 0.68	$ 0.64	$ 1.42	$ 1.30
Pro forma net income	$ 0.68	$ 0.64	$ 1.25	$ 1.30
Net income, as reported	$ 0.70	$ 0.67	$ 1.27	$ 1.33

Note 3 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	June 29, 2003	December 31, 2002
Raw materials	$32,635	$32,967
Work-in-process	7,864	7,153
Finished goods	24,350	25,459
Packaging and supplies	17,216	17,330
Total inventories	$82,065 =====	$82,909 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	June 29, 2003	December 31, 2002
7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,725	8,957
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	11,368	--
Other borrowings	1,647	1,594
Total	101,540	90,351
Less: Current maturities	2,503	1,331
Long-term debt	$ 99,037 ======	$ 89,020 ======

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenberry Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

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
	Three Months Ended		Six Months Ended
Basic EPS (in thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Income before cumulative effect of accounting change	$14,283	$13,997	$29,200	$27,540

Cumulative effect of accounting change	--	--	(3,433)	--

Net income	$14,283 =====	$13,997 =====	$25,767 =====	$27,540 ====

Weighted average shares outstanding	20,094	20,457	20,105	20,221

Basic earnings per share before cumulative effect of accounting change	$ 0.71	$ 0.68	$ 1.45	$ 1.36
Cumulative effect of accounting change	--	--	(0.17)	--
Basic earnings per share	$ 0.71 ======	$ 0.68 ======	$ 1.28 ======	$ 1.36 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
Diluted EPS (in thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Income before cumulative effect of accounting change	$14,283	$13,997	$29,200	$27,540
Cumulative effect of accounting change	--	--	(3,433)	--
Net income	$14,283	$13,997	$25,767	$27,540

Weighted average shares outstanding	20,094	20,457	20,105	20,221
Dilutive effect of stock options	241	516	174	547

Weighted average shares outstanding, adjusted	20,335	20,973	20,279	20,768

Diluted earnings per share before cumulative effect of accounting change	$ 0.70	$ 0.67	$ 1.44	$ 1.33
Cumulative effect of accounting change	--	--	(0.17)	--
Diluted earnings per share	$ 0.70 ======	$ 0.67 ======	$ 1.27 ======	$ 1.33 ======

Note 6 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:
	Three Months Ended		Six Months Ended
(thousands of dollars)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$ 14,283	$ 13,997	$ 25,767	$ 27,540
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15,005	18,454	19,518	14,911
Cash flow hedges:
Net derivative losses arising during the period	--	(250)	--	(222)
Reclassification adjustment	--	(189)	--	(223)
Comprehensive income	$ 29,288 ======	$ 32,012 ======	$ 45,285 ======	$ 42,006 =======

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	June 29, 2003	December 31, 2002

Foreign currency translation adjustments	$(13.3)	$(32.8)
Minimum pension liability adjustment	(1.3)	(1.3)
Net loss on cash flow hedges	(0.9)	(0.9)
Accumulated other comprehensive loss	$(15.5) ===	$(35.0) ===

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Segment and Related Information

     Segment information for the three months and six months ended June 29, 2003 and June 30, 2002 was as follows:

	Net Sales
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Specialty Minerals	$137,357	$127,700	$275,132	$252,015
Refractories	65,017	59,128	128,692	113,813
Total	$202,374 ======	$186,828 ======	$403,824 ======	$365,828 ======

Income from Operations
(thousands of dollars)	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Specialty Minerals	$ 15,584	$ 15,614	$ 31,128	$ 30,833
Refractories	6,015	5,370	13,016	11,587
Total	$ 21,599 =====	$ 20,984 =====	$ 44,144 =====	$ 42,420 =====

     Included in income from operations of the Specialty Minerals segment for the first quarter of 2003 was a charge for one-time termination benefits of $660,000. Included in income from operations of the Specialty Minerals segment for the first quarter of 2002 was a write-down of impaired assets of $750,000.

     The carrying amount of goodwill by reportable segment as of June 29, 2003 and December 31, 2002 was as follows:
	Goodwill
(thousands of dollars)	June 29, 2003	December 31, 2002
Specialty Minerals	$14,967	$14,637
Refractories	36,754	36,654
Total	$51,721 =====	$51,291 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Six Months Ended
Income before provision for taxes on income and minority interests:	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Income from operations for reportable segments	$ 21,599	$ 20,984	$ 44,144	$ 42,420
Non-operating deductions, net	1,441	1,021	2,468	2,959
Income before provision for taxes on income and minority interests	$ 20,158 ======	$ 19,963 =====	$ 41,676 ======	$ 39,461 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $51.7 million and $51.3 million as of June 29, 2003 and December 31, 2002, respectively. The net change in goodwill since January 1, 2003 was primarily attributable to the effects of foreign exchange rates.

     Acquired intangible assets subject to amortization as of June 29, 2003 and December 31, 2002 were as follows:
	June 29, 2003		December 31, 2002
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.7	$ 5.8	$ 0.7
Customer lists	1.4	0.2	1.4	0.1
Other	0.2	--	0.2	--
	$ 7.4 ===	$ 0.9 ===	$ 7.4 ===	$ 0.8 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 16 years. Estimated amortization expense is $0.4 million for each of the next five years through 2008.

     Included in other assets and deferred charges is an intangible asset of approximately $13.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the second quarter of 2003. Estimated amortization as a reduction of sales is as follows: second half 2003 - $0.9 million; 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that had ceased operations. Such charge was included in cost of goods sold. There was no charge for impairment during the first half of 2003.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the second quarter of 2003 and $0.4 million in the first half of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million in the second quarter of 2002 and $0.2 million for the first half of 2002.

     The following is a reconciliation of asset retirement obligations as of June 29, 2003:
(thousands of dollars)
Asset retirement liability, beginning of period	$8,953
Accretion expense	232
Asset retirement liability, end of period	$9,185 ====

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

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 29, 2003 and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 29, 2003 and June 30, 2002. These financial statements are the responsibility of the company's management.

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

KPMG LLP

New York, New York
July 24, 2003

ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	75.3	75.3	74.9
Marketing and administrative expenses	10.8	10.4	10.7	10.3
Research and development expenses	3.2	3.1	3.1	3.2
Income from operations	10.7	11.2	10.9	11.6
Income before cumulative effect of accounting change	7.1	7.5	7.2	7.5
Cumulative effect of accounting change	--	--	0.8	--
Net income	7.1% ==	7.5% ==	6.4% ==	7.5% ==

Results of Operations

Three Months Ended June 29, 2003 as Compared with Three Months Ended June 30, 2002

     Net sales in the second quarter of 2003 increased 8.4% to $202.4 million from $186.8 million in the second quarter of 2002. Foreign exchange had a favorable impact on sales of approximately $9 million, or 5 percentage points of sales growth.

    Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 7.6% in the second quarter of 2003 to $137.4 million from $127.7 million in the prior year.

    Worldwide net sales of PCC, which is used primarily in the manufacturing processes of the paper industry, increased 3.2% to $106.6 million from $103.3 million in the second quarter of 2002. Sales volume for PCC used for filling and coating paper increased 2%, despite weakness in the worldwide paper industry and the shutdown of a satellite PCC facility at Great Northern Paper Company in Millinocket, Maine, which was idled in December 2002 before Great Northern entered into bankruptcy. The Great Northern paper mills have since been sold, and Minerals Technologies Inc. expects the satellite PCC facility to resume operations in 2004.

     Net sales of the Specialty PCC product line, used in non-paper applications, declined 2% from the prior year. This decline was attributable primarily to continued weak industry conditions and a more competitive environment for calcium fortification products.

     Net sales of Processed Minerals products increased 26.2% in the second quarter to $30.8 million from $24.4 million in the same period the prior year. Excluding the September 2002 acquisition of Polar Minerals Inc., sales growth was 4% as high demand continued for residential construction and related industries.

     Net sales in the Refractories segment increased 10.0% to $65.0 million as compared with $59.1 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $4.3 million or 7 percentage points of growth. The remaining growth was due primarily to higher refractory and metallurgical wire sales in North America and increased equipment installations in the second quarter.

     Net sales in the United States in the second quarter of 2003 increased approximately 4% as compared with the second quarter of 2002. This increase was primarily due to the Polar Minerals acquisition in September 2002. Foreign sales increased approximately 15% in the second quarter of 2003 primarily due to increased sales in Europe and to the favorable impact of foreign exchange.

     On May 28, 2003, the Company reached a two-part agreement with International Paper Company ("IP") that extended eight satellite precipitated calcium carbonate plant supply contracts and gave the Company an exclusive license to patents held by IP relating to the use of novel fillers, such as PCC-fiber composites. The Company made a one-time $16 million payment to IP in exchange for the contract extensions and technology license. Approximately $15.8 million of this payment was attributed to the revisions to the contracts, including extensions of their lives, and will be amortized as a reduction of sales over the remaining lives of the extended contracts. The result was a reduction of sales of approximately $0.5 million in the second quarter, an anticipated overall reduction of approximately $1.8 million per year over the next five years, and smaller reductions thereafter over the remaining lives of the contracts. Approximately $0.2 million was attributed to the technology license, and is included in research and development expense for the second quarter. In addition, prices were adjusted at certain of the IP facilities covered by the contract extensions. The overall impact of the revisions to the IP contracts in the second quarter was to reduce earnings by approximately $0.04 per share.

     The Company's production margin increased approximately 8%, the same rate as sales. The Specialty Minerals segment's gross margin increased 4% as overall growth was impacted by the shutdown of the Millinocket satellite PCC plant, continuing development costs at the Hermalle, Belgium facility and the effect of the revisions to the IP contracts. The gross margin of the Refractories segment grew 18% reflecting the benefit of an improved product mix and equipment sales.

     Marketing and administrative expenses increased 13% from the prior year. The Refractories segment increased marketing expenses to support worldwide business development efforts. In addition, the Company incurred higher information technology costs associated with the implementation of a new global enterprise resource planning system, higher employee benefit costs, particularly pension and medical expenses, and increased its bad debt provision.

     Income from operations increased 2.9% to $21.6 million, as compared to $21.0 million for the same period last year and was 10.7% of sales. Operating income in the Specialty Minerals segment remained at $15.6 as compared to the prior year, and was 11.3% of its sales. The Refractories segment's operating income increased 11.1% to $6.0 million from $5.4 million in the prior year and was 9.3% of its sales.

     Non-operating deductions increased in the second quarter due to higher net interest costs and foreign exchange losses.

     Net income increased 2.1% to $14.3 million from $14.0 million in the prior year. Diluted earnings per share were $0.70 in the second quarter of 2003 as compared with $0.67 in the prior year.

Six Months Ended June 29, 2003 as Compared with Six Months Ended June 30, 2002

     Net sales in the first half of 2003 increased 10.4% to $403.8 million from $365.8 million in 2002. The favorable impact of foreign exchange on sales for the first half of 2003 represented approximately 4 percentage points of growth.

     Net sales in the Specialty Minerals segment increased 9.2% in the first half of 2003 to $275.1 million from $252.0 million in the same period in 2002. Worldwide net sales in the PCC product line grew 4.7% to $215.8 million for the first six months of 2003. Volume growth was approximately 2% despite the shutdown of the Millinocket, Maine satellite PCC facility. Foreign exchange had a favorable impact on sales growth, which was partially offset by the impact of the revisions to the IP contracts. Net sales in the Processed Minerals product line increased 29.5% to $59.3 million in the first half of 2003 from $45.8 million in the prior year. Excluding the Polar Minerals acquisition, sales growth was approximately 5% due to strong residential construction.

     Net sales in the Refractories segment increased 13.1% to $128.7 million as compared with $113.8 million in the prior year. Foreign exchange had a favorable impact on sales growth of approximately 7 percentage points. The remaining growth was due to increased volume and higher equipment installations.

     Net sales in the United States in the first half of 2003 increased approximately 6% as compared with the first half of 2002. This increase was primarily due to the Polar Minerals acquisition in September 2002. Foreign sales increased approximately 18% in the first half of 2003 primarily due to increased sales in Europe and to the favorable impact of foreign exchange.

     Income from operations increased 4.0% to $44.1 million from $42.4 million in the first half of 2003 and was 10.9% of net sales. Income from operations in the Specialty Minerals segment increased 1.0% to $31.1 million and was 11.3% of its net sales. Income from operations in the Refractories segment increased 12.1% to $13.0 million and was 10.1% of its net sales.

     Non-operating deductions decreased due to lower net interest expense and foreign currency gains.

     The Company's effective tax rate was approximately 27.9%, compared with 28.5% in the prior year. The change in the effective tax rate reflects differences in the expected geographic mix of profit by country for the year.

     Net income before the cumulative effect of accounting change increased 6.2% to $29.2 million from $27.5 million in 2002. Diluted earnings per common share before the cumulative effect of the accounting change increased 8.3% to $1.44 compared with $1.33 for the first six months of 2002.

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

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the second quarter of 2003 and $0.4 million in the first half of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million in the second quarter of 2002 and $0.2 million for the first half of 2002.

     Net income after the cumulative effect of accounting change decreased 6.2% to $25.8 million compared with $27.5 million in the prior year. Diluted earnings per share after the cumulative effect of accounting change was $1.27 per share in the first half of 2003 as compared with $1.33 in the prior year.

     The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper companies at whose mills the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, and could also result in impairment of the assets associated with the PCC plant.

     There are presently two satellite locations at which contracts with host mills have expired and one location, representing less than one unit of PCC production, at which the host mill has informed the Company that the contract will not be renewed upon its expiration in 2004. The Company continues to supply PCC at all of these locations. At the two locations at which the contracts have expired, the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful.

     In addition, a complex of two paper mills at which the Company has operated a satellite PCC plant, at Millinocket and East Millinocket, Maine, owned by Great Northern Paper, Inc., ceased operations on or about December 23, 2002. Great Northern Paper filed for bankruptcy protection on January 9, 2003, and on April 29, 2003, the Millinocket and East Millinocket mills were sold to Brascan Corporation ("Brascan"), the parent company of Nexfor Fraser Papers Inc. The East Millinocket mill has resumed operations, and the Company is supplying it from other nearby PCC production facilities. Brascan has announced that it may not start the Millinocket mill, at which the Company's satellite plant is located, for a year or more. If the Millinocket mill does not resume production, the Company could incur an impairment charge of approximately $10 million.

Liquidity and Capital Resources

     Cash flows in the first half of 2003 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $42.6 million in the first half of 2003 as compared with $54.7 million in the first half of the prior year. The reduction in cash from operations was primarily due to the payment to IP of $16 million in exchange for customer contract extensions and a technology license.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenberry Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     The Company has available approximately $115 million in uncommitted, short-term bank credit lines, of which $30 million was in use at June 29, 2003. The Company anticipates that capital expenditures for all of 2003 will approximate $60 million. The Company expects to meet its financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company had no such instruments as of June 29, 2003.

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

     On an on going basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, depreciation, income tax valuation allowances and litigation and environmental liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Property, Plant and Equipment

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC to two locations at which the PCC contracts have expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge at such facility.

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and other plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, the Company reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives was an increase to diluted earnings per share of $0.01 in the second quarter of 2003 and there was a minimal effect for the first half of 2003.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the Company's financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency exchange rates and interest rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. It does not anticipate that near-term changes in exchange rates will have a material impact on its future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on the Company's financial condition and results of operations. Approximately 25% of the Company's bank debt bears interest at variable rates; therefore the Company's results of operations would be affected by changes in the interest rate applicable to the variable-rate bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The Company had no open forward exchange contracts as of June 29, 2003. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of $1.5 million at June 29, 2003.

ITEM 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, and under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order which had been agreed to by MTI, Specialty Minerals Inc. and Minteq International Inc. relating to the Canaan, Connecticut site at which both Minteq and Specialty Minerals have operations. The order settled claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and waste water discharge and to management of underground storage tanks. The order required payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts were paid on April 21, 2003. Cost of remediation at the site remains uncertain.

     The Company and its subsidiaries are not party to any other pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 6.  Exhibits and Reports on Form 8-K

a)      Exhibits:

        15     Accountants' Acknowledgement.

        31     Rule 13a-14(a)/15d-14(a) Certifications.

        32     Section 1350 Certifications.

        99     Statement of Cautionary Factors That May Affect Future Results.

b)    On April 25, 2003, the Company filed a current report on Form 8-K under Item 9, reporting earnings for the first quarter of 2003.

On May 29, 2003, the Company filed a current report on Form 8-K under Item 5, reporting an agreement for the extension of PCC supply contracts with International Paper.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel Senior Vice President-Finance and Chief Financial Officer; Treasurer (principal financial officer)

August 7, 2003