Form 10-Q
period 2003-09-28
MINERALS TECHNOLOGIES INC
filed 2003-11-10
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS Common Stock, $0.10 par value	OUTSTANDING AT October 24, 2003 20,373,203

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
Page No.
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002	3

Condensed Consolidated Balance Sheet as of September 28, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 28, 2003 and September 29, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Review Report	13

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.
Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	20

Item 6.
Exhibits and Reports on Form 8-K	20

Signature	21

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net sales	$198,234	$192,134	$602,058	$557,962
Operating costs and expenses:
Cost of goods sold	150,748	145,737	454,809	419,823
Marketing and administrative expenses	21,854	19,464	64,853	57,257
Research and development expenses	6,093	5,304	18,713	16,833

Income from operations	19,539	21,629	63,683	64,049
Non-operating deductions, net	1,100	1,081	3,568	4,040
Income before provision for taxes on income and minority interests	18,439	20,548	60,115	60,009
Provision for taxes on income	(6,338)	5,853	5,290	17,087
Minority interests	526	482	1,374	1,169

Income before cumulative effect of accounting change	24,251	14,213	53,451	41,753
Cumulative effect of accounting change	--	--	3,433	--

Net income	$ 24,251 =====	$ 14,213 =====	$ 50,018 =====	$ 41,753 =====
Earnings per share:
Basic:
Before cumulative effect of accounting change
	$ 1.20	$ 0.70	$ 2.65	$ 2.07
Cumulative effect of accounting change
	--	--	(0.17)	--
 Basic earnings per share
	$ 1.20 ======	$ 0.70 ======	$ 2.48 ======	$ 2.07 ======
Diluted:
Before cumulative effect of accounting change
	$ 1.18	$ 0.70	$ 2.63	$ 2.02
Cumulative effect of accounting change
	--	--	(0.17)	--
Diluted earnings per share
	$ 1.18 ======	$ 0.70 ======	$ 2.46 ======	$ 2.02 ======

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.075	$ 0.075

Shares used in computation of earnings per share:
Basic	20,185	20,201	20,132	20,216
Diluted	20,489	20,366	20,349	20,635

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	September 28, 2003*	December 31, 2002**
Current assets
Cash and cash equivalents	$ 56,799	$ 31,762
Accounts receivable, net	151,425	129,608
Inventories	86,520	82,909
Prepaid expenses and other current assets	59,682	46,686
Total current assets	354,426	290,965

Property, plant and equipment, less accumulated depreciation and depletion -- September 28, 2003 - $638,771; December 31, 2002 - $578,580	554,825	537,424
Goodwill	51,732	51,291
Other assets and deferred charges	35,593	20,197
Total assets	$996,576 ======	$899,877 ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$ 30,000	$ 30,000
Current maturities of long-term debt	2,228	1,331
Accounts payable	42,416	37,435
Other current liabilities	48,508	55,171
Total current liabilities	123,152	123,937

Long-term debt	99,536	89,020
Other non-current liabilities	103,494	92,763
Total liabilities	326,182	305,720

Shareholders' equity:
Common stock	2,725	2,694
Additional paid-in capital	201,787	190,144
Deferred compensation	(1,305)	--
Retained earnings	727,245	678,740
Accumulated other comprehensive loss	(12,955)	(35,034)
	917,497	836,544

Less treasury stock	247,103	242,387
Total shareholders' equity	670,394	594,157

Total liabilities and shareholders' equity	$996,576 ======	$899,877 ======

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended
(thousands of dollars)	Sept. 28, 2003	Sept. 29, 2002
Operating Activities:

Net income	$ 50,018	$ 41,753
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	3,433	--
Depreciation, depletion and amortization	51,079	51,322
Reversal of tax liabilities	(11,482)	--
Other non-cash items	4,254	7,650
Net changes in operating assets and liabilities	(36,228)	(17,339)
Net cash provided by operating activities	61,074	83,386

Investing Activities:

Purchases of property, plant and equipment	(40,090)	(27,772)
Acquisition of businesses	(1,900)	(34,100)
Other	1,229	193
Net cash used in investing activities	(40,761)	(61,679)

Financing Activities:

Proceeds from issuance of short-term debt	5,318	110,350
Repayment of debt	(5,919)	(138,310)
Purchase of common shares for treasury	(4,716)	(17,332)
Proceeds from issuance of stock under option plan	9,937	29,141
Cash dividends paid	(1,513)	(1,523)
Net cash provided by (used in) financing activities	3,107	(17,674)

Effect of exchange rate changes on cash and cash equivalents	1,617	(363)

Net increase in cash and cash equivalents	25,037	3,670
Cash and cash equivalents at beginning of period	31,762	13,046
Cash and cash equivalents at end of period	56,799	16,716

Supplemental disclosure of cash flow information:
Interest paid	$ 5,518 ======	$ 5,569 ======

Income taxes paid	$ 10,923 ======	$ 10,459 ======

Non-cash investing and financing activities:
Property, plant and equipment acquired by incurring installment obligations	$ 11,368 ======	$ -- ======
Property, plant and equipment additions related to asset retirement obligations	$ 6,762 ======	$ -- ======

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 -- Summary of Significant Accounting Policies

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets.

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge at such facility.

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and other plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, the Company reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of $0.04 in the third quarter of 2003 and $0.04 for the first nine months of 2003.

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
	Three Months Ended		Nine Months Ended
(millions of dollars, except per share amounts)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Income before cumulative effect of accounting change, as reported	$ 24.3	$ 14.2	$ 53.5	$ 41.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.5	0.5	1.4	1.6
Pro forma income before cumulative effect of accounting change	23.8	13.7	52.1	40.2
Cumulative effect of accounting change	--	--	3.4	--
Pro forma net income	$ 23.8 ====	$ 13.7 ====	$ 48.7 ====	$ 40.2 ====

Net income, as reported	$ 24.3 ====	$ 14.2 ====	$ 50.0 ====	$ 41.8 ====

Basic EPS
Income before cumulative effect of accounting change, as reported	1.20	0.70	2.65	2.07
Pro forma income before cumulative effect of accounting change	1.18	0.68	2.59	1.99
Pro forma net income	1.18	0.68	2.42	1.99
Net income, as reported	1.20	0.70	2.48	2.07

Diluted EPS
Income before cumulative effect of accounting change, as reported	1.18	0.70	2.63	2.02
Pro forma income before cumulative effect of accounting change	1.16	0.67	2.56	1.95
Pro forma net income	1.16	0.67	2.39	1.95
Net income, as reported	1.18	0.70	2.46	2.02

Note 3 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	September 28, 2003	December 31, 2002
Raw materials	$36,129	$32,967
Work-in-process	7,851	7,153
Finished goods	25,598	25,459
Packaging and supplies	16,942	17,330
Total inventories	$86,520 =====	$82,909 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Note 4 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(thousands of dollars)	September 28, 2003	December 31, 2002
7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,851	8,957
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	11,368	--
Other borrowings	1,745	1,594
Total	101,764	90,351
Less: Current maturities	2,228	1,331
Long-term debt	$ 99,536 ======	$ 89,020 ======

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

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
	Three Months Ended		Nine Months Ended
Basic EPS (in thousands, except per share data)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Income before cumulative effect of accounting change	$24,251	$14,213	$53,451	$41,753

Cumulative effect of accounting change	--	--	3,433	--

Net income	$24,251 =====	$14,213 =====	$50,018 =====	$41,753 =====

Weighted average shares outstanding	20,185	20,201	20,132	20,216

Basic earnings per share before cumulative effect of accounting change	$ 1.20	$ 0.70	$ 2.65	$ 2.07
Cumulative effect of accounting change	--	--	(0.17)	--
Basic earnings per share	$ 1.20 =====	$ 0.70 =====	$ 2.48 =====	$ 2.07 =====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
Diluted EPS (in thousands, except per share data)	Sept. 28, 2003	Sept. 29, 2002	Sept 28, 2003	Sept 29, 2002

Income before cumulative effect of accounting change	$24,251	$14,213	$53,451	$41,753
Cumulative effect of accounting change	--	--	3,433	--
Net income	$24,251 =====	$14,213 =====	$50,018 =====	$41,753 =====

Weighted average shares outstanding	20,185	20,201	20,132	20,216
Dilutive effect of stock options and stock units	304	165	217	419

Weighted average shares outstanding, adjusted	20,489	20,366	20,349	20,635

Diluted earnings per share before cumulative effect of accounting change	$ 1.18	$ 0.70	$ 2.63	$ 2.02
Cumulative effect of accounting change	--	--	(0.17)	--
Diluted earnings per share	$ 1.18 =====	$ 0.70 =====	$ 2.46 =====	$ 2.02 =====

Note 6 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net income	$24,251	$14,213	$50,018	$41,753
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,439	(7,867)	21,957	7,044
Cash flow hedges:
Net derivative gains (losses) arising during the period
	122	(559)	122	(781)
Reclassification adjustment
	--	(20)	--	(243)
Comprehensive income	$26,812 =====	$ 5,767 =====	$72,097 =====	$47,773 =====

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
	September 28, 2003	December 31, 2002
(millions of dollars)

Foreign currency translation adjustments	$(10.9)	$(32.8)
Minimum pension liability adjustment	(1.3)	(1.3)
Net loss on cash flow hedges	(0.8)	(0.9)
Accumulated other comprehensive loss	$(13.0) ====	$(35.0) ====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Segment and Related Information

     Segment information for the three months and nine months ended September 28, 2003 and September 29, 2002 was as follows:
	Net Sales
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Specialty Minerals	$139,106	$132,108	$414,238	$384,123
Refractories	59,128	60,026	187,820	173,839
Total	$198,234 ======	$192,134 ======	$602,058 ======	$557,962 ======

	Income from Operations
(thousands of dollars)	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Specialty Minerals	$15,012	$16,933	$46,140	$47,766
Refractories	4,527	4,696	17,543	16,283
Total	$19,539 =====	$21,629 =====	$63,683 =====	$64,049 =====

     Included in income from operations of the Specialty Minerals segment for the first quarter of 2003 was a charge for one-time termination benefits of $660,000. Included in income from operations of the Specialty Minerals segment for the first quarter of 2002 was a write-down of impaired assets of $750,000.

     The carrying amount of goodwill by reportable segment as of September 28, 2003 and December 31, 2002 was as follows:
	Goodwill
(thousands of dollars)	September 28, 2003	December 31, 2002
Specialty Minerals	$14,959	$14,637
Refractories	36,773	36,654
Total	$51,732 =====	$51,291 =====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended
Income before provision for taxes on income and minority interests:	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Income from operations for reportable segments	$19,539	$21,629	$63,683	$64,049
Non-operating deductions, net	1,100	1,081	3,568	4,040
Income before provision for taxes on income and minority interests	$18,439 =====	$20,548 =====	$60,115 =====	$60,009 =====

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

     The carrying amount of goodwill was $51.7 million and $51.3 million as of September 28, 2003 and December 31, 2002, respectively. The net change in goodwill since January 1, 2003 was primarily attributable to the effects of foreign exchange rates.

     Acquired intangible assets subject to amortization as of September 28, 2003 and December 31, 2002 were as follows:
	September 28, 2003		December 31, 2002
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.8	$ 5.8	$ 0.7
Customer lists	1.4	0.2	1.4	0.1
Other	0.2	--	0.2	--
	$ 7.4 ===	$ 1.0 ===	$ 7.4 ===	$ 0.8 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 16 years. Estimated amortization expense is $0.4 million for each of the next five years through 2008.

     Included in other assets and deferred charges is an intangible asset of approximately $13.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the third quarter of 2003. Estimated amortization as a reduction of sales is as follows: fourth quarter 2003 - $0.5 million; 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the first quarter of 2002, the Company recorded a write-down of impaired assets of $750,000 for a precipitated calcium carbonate plant at a paper mill that had ceased operations. Such charge was included in cost of goods sold. There was no charge for impairment during the third quarter of 2003.

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

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the third quarter of 2003 and $0.6 million in the first nine months of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million in the third quarter of 2002 and $0.3 million for the first nine months of 2002.

     The following is a reconciliation of asset retirement obligations as of September 28, 2003:
(thousands of dollars)

Asset retirement liability, beginning of period	$8,953
Accretion expense	307
Asset retirement liability, end of period	$9,260 ====

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

Note 12 -- Deferred Compensation

     In July 2003, the Company granted to certain corporate officers rights to receive 27,600 shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The compensation expense amortized with respect to the units during the quarter ended September 28, 2003 was approximately $51,000.

Note 13 -- Income Taxes

     The Company reversed certain tax accruals during the third quarter as a result of the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years. This one-time, non-cash item will result in a reduction to the tax provision for 2003 of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 27.9% to 8.8%. The revision to the effective tax rate, together with the year-to-date adjustment to the tax provision resulting from this change, had the effect of increasing net income in the third quarter by $11.5 million or $0.56 per share.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 28, 2003 and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002. These financial statements are the responsibility of the company's management.

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

KPMG LLP

New York, New York
October 23, 2003

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.0	75.8	75.5	75.2
Marketing and administrative expenses	11.0	10.1	10.8	10.3
Research and development expenses	3.1	2.8	3.1	3.0
Income from operations	9.9	11.3	10.6	11.5
Income before cumulative effect of accounting change	12.2	7.4	8.9	7.5
Cumulative effect of accounting change	--	--	0.6	--
Net income	12.2% ===	7.4% ===	8.3% ===	7.5% ===

Results of Operations

Three Months Ended September 28, 2003 as Compared with Three Months Ended September 29, 2002

     Net sales in the third quarter of 2003 increased 3.2% to $198.2 million from $192.1 million in the third quarter of 2002. Foreign exchange had a favorable impact on sales of approximately $6 million, or 3 percentage points of sales growth.

    Net sales in the Specialty Minerals segment, which includes the Precipitated Calcium Carbonate ("PCC") and Processed Minerals product lines, increased 5.3% in the third quarter of 2003 to $139.1 million from $132.1 million in the prior year.

    Worldwide net sales of PCC, which is used primarily in the manufacturing processes of the paper industry, increased approximately 1% to $108.5 million from $107.6 million in the third quarter of 2002. Sales volume for PCC used for filling and coating paper declined 2%. This was primarily due to paper mill slowdowns and the idling in December 2002 of a satellite PCC facility at Great Northern Paper Company in Millinocket, Maine. Great Northern entered into bankruptcy in January 2003. The Great Northern paper mills have since been sold, and the Company expects the satellite PCC facility to resume operations in 2004. The Company began operation in the third quarter of its new one-unit PCC plant in Malaysia at a paper mill owned by Sabah Forest Industries Sdn.Bhd.

     Net sales of the Specialty PCC product line, used in non-paper applications, declined slightly from the prior year. This decline was attributable primarily to continued weak industry conditions.

     Net sales of Processed Minerals products increased 24.9% in the third quarter to $30.6 million from $24.5 million in the same period the prior year. Excluding the September 2002 acquisition of Polar Minerals Inc., sales growth was approximately 8% as high demand continued for residential construction and related industries.

     Net sales in the Refractories segment declined 1.5% to $59.1 million as compared with $60.0 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $2.4 million or 4 percentage points of growth. This segment experienced several temporary customer shutdowns in Europe and North America and overall weak demand. The segment continues to operate in a sluggish environment in the worldwide steel industry.

     Net sales in the United States in the third quarter of 2003 increased approximately 2% as compared with the third quarter of 2002. This increase was primarily due to the Polar Minerals acquisition in September 2002. Foreign sales increased approximately 5% in the third quarter of 2003 primarily due to the favorable impact of foreign exchange.

     On May 28, 2003, the Company reached a two-part agreement with International Paper Company ("IP") that extended eight satellite precipitated calcium carbonate plant supply contracts and gave the Company an exclusive license to patents held by IP relating to the use of novel fillers, such as PCC-fiber composites. The Company made a one-time $16 million payment to IP in exchange for the contract extensions and technology license. Approximately $15.8 million of this payment was attributed to the revisions to the contracts, including extensions of their lives, and will be amortized as a reduction of sales over the remaining lives of the extended contracts. The result was a reduction of sales of approximately $0.4 million in the third quarter, an anticipated overall reduction of approximately $1.8 million per year over the next five years, and smaller reductions thereafter over the remaining lives of the contracts. In addition, prices were adjusted at certain of the IP facilities covered by the contract extensions. The overall impact of the revisions to the IP contracts in the third quarter was to reduce earnings by approximately $0.04 per share.

     In October 2003, the Company signed its first commercial contract with a major glass manufacturer for use of its Synsil® products.

     The Company's production margin increased approximately 2.4%, slightly less than the sales growth. The Specialty Minerals segment's gross margin remained flat as overall growth was impacted by the shutdown of the Millinocket satellite PCC plant, continuing development costs at the Hermalle, Belgium facility and the effect of the revisions to the IP contracts. The gross margin of the Refractories segment grew 8%, reflecting the benefit of an improved product mix and equipment sales.

     Marketing and administrative expenses increased 12.3% from the prior year. The Refractories segment increased marketing expenses to support worldwide business development efforts. In addition, the Company realized higher information technology costs associated with the implementation of a new global enterprise resource planning system, incurred higher employee benefit costs, particularly pension and medical expenses, and increased its bad debt provision.

     Research and development expenses increased 14.9% due to increased product development activities, primarily in the Specialty Minerals segment, and an increase in Synsil® product development.

     Income from operations decreased 9.7% to $19.5 million, as compared to $21.6 million for the same period last year, and was 9.9% of sales. Operating income in the Specialty Minerals segment decreased 11.2% to $15.0 million form $16.9 million in the prior year and was 10.8% of its sales. The Refractories segment's operating income decreased 4.3% to $4.5 million from $4.7 million in the prior year and was 7.7% of its sales.

     Non-operating deductions increased in the third quarter due primarily to higher net interest costs.

     The Company reversed certain tax accruals during the third quarter as a result of the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years. This one-time, non-cash item will result in a reduction to the tax provision for 2003 of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 27.9% to 8.8%. The revision to the effective tax rate, together with the year-to-date adjustment to the tax provision resulting from this change, had the effect of increasing net income in the third quarter by $11.5 million or $0.56 per share.

     Net income increased 71.1% to $24.3 million from $14.2 million in the prior year. Diluted earnings per share were $1.18 in the third quarter of 2003 as compared with $0.70 in the prior year.

Nine Months Ended September 28, 2003 as Compared with Nine Months Ended September 29, 2002

     Net sales for the first nine months of 2003 increased 7.9% to $602.1 million from $558.0 million in 2002. The favorable impact of foreign exchange on sales for the first nine months represented approximately 4 percentage points of sales growth.

     Net sales in the Specialty Minerals segment increased 7.9% in the first nine months of 2003 to $414.3 million from $384.1 million in the same period in 2002. Worldwide net sales in the PCC product line grew 3.3% to $324.4 million for the first nine months of 2003. Volume growth was up approximately 1% despite the shutdown of the Millinocket, Maine satellite PCC facility. Foreign exchange had a favorable impact on sales growth, which was partially offset by the impact of the revisions to the IP contracts. Net sales in the Processed Minerals product line increased 27.9% to $89.9 million in the first nine months of 2003 from $70.3 million in the prior year. Excluding the Polar Minerals acquisition, sales growth was approximately 6% due to strong residential construction.

     Net sales in the Refractories segment increased 8.1% to $187.8 million for the first nine months as compared with $173.8 million in the prior year. Foreign exchange had a favorable impact on sales growth of approximately 7 percentage points. The remaining growth was due to increased volume and higher equipment installations.

     Net sales in the United States for the first nine months of 2003 increased approximately 5% as compared with the same period last year. This increase was primarily due to the acquisition of Polar Minerals in September 2002. Foreign sales increased approximately 14% in the first nine months of 2003 primarily due to increased sales in Europe and to the favorable impact of foreign exchange.

     The Company's production margin increased approximately 6.6%, slightly below sales growth. The Specialty Minerals segment's gross margin increased 3.0% as overall growth was impacted by the Millinocket satellite PCC plant, the effect of the revisions to the IP contracts and Synsil® product development costs. The gross margin of the Refractories segment grew 14.2% reflecting the benefit of improved operations, a better product mix and equipment sales.

     Marketing and administrative costs increased 13.3% from the prior year. The Refractories segment increased marketing expenses to support worldwide business development efforts. In addition, the Company realized higher information technology costs associated with the implementation of a new global enterprise resource planning system, incurred higher employee benefit costs, particularly pension and medical expenses, and increased its bad debt provision.

     Income from operations decreased less than 1% to $63.7 million from $64.0 million for the first nine months of 2003 and was 10.6% of net sales. Income from operations in the Specialty Minerals segment decreased 3.4% to $46.1 million and was 11.1% of its net sales. Income from operations in the Refractories segment increased 7.7% to $17.5 million and was 9.3% of its net sales.

     Non-operating deductions decreased 11.7% to $3.6 million due to lower net interest expense and foreign currency gains.

     The Company's effective tax rate was reduced to approximately 8.8%, compared with 28.5% in the prior year. This decrease was due to a year-to-date favorable tax adjustment of $11.5 million in the third quarter resulting from the reversal of certain tax accruals upon the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years.

     Income before the cumulative effect of an accounting change increased 28.0% to $53.5 million from $41.8 million in 2002. Diluted earnings per common share before the cumulative effect of the accounting change increased 30% to $2.63 compared with $2.02 for the first nine months of 2002.

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

     Upon adoption of SFAS No. 143, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $0.2 million in the third quarter of 2003 and $0.6 million in the first nine months of 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.1 million in the third quarter of 2002 and $0.3 million for the first nine months of 2002.

     Net income after the cumulative effect of accounting change increased 19.9% to $50.0 million compared with $41.7 million in the prior year. Diluted earnings per share after the cumulative effect of accounting change was $2.46 per share in the first nine months of 2003 as compared with $2.02 in the prior year.

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

     There is presently one satellite location at which the contract with the host mill has expired and one location, representing less than one unit of PCC production, at which the host mill has informed the Company that the contract will not be renewed upon its expiration in 2004. The Company continues to supply PCC at both of these locations. At the location at which the contract has expired, the Company hopes to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful.

     In addition, Great Northern Paper, Inc. ceased operations at its two paper mills in Millinocket and East Millinocket, Maine, which were served by a PCC plant operated by the Company. Great Northern Paper filed for bankruptcy protection on January 9, 2003, and on April 29, 2003 the paper mills were sold to Brascan Corporation ("Brascan"), the parent company of Nexfor Fraser Papers Inc. The East Millinocket mill has resumed operations, and the Company is supplying it from other nearby PCC production facilities. Brascan has announced that it may not start the Millinocket mill, at which the Company's satellite plant is located, for a year or more. If the Millinocket mill does not resume production, the Company could incur an impairment charge of approximately $10 million.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2003 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $61.1 million in the first nine months of 2003 as compared with $83.4 million for the same period last year. The reduction in cash from operations was primarily due to the IP payment of $16 million in exchange for customer contract extensions and a technology license.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     On February 22, 2001, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $25 million in additional shares per year over a three-year period. As of September 28, 2003, the Company had repurchased approximately 595,000 under this program at an average price of approximately $39.50 per share.

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period.

     The Company has available approximately $115 million in uncommitted, short-term bank credit lines, of which $30 million was in use at September 28, 2003. The Company anticipates that capital expenditures for all of 2003 will approximate $60 million. The Company expects to meet its financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company had no such instruments as of September 28, 2003.

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

Property, Plant and Equipment

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge at such facility.

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and other plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, the Company reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of $0.04 in the third quarter of 2003 and $0.04 for the first nine months of 2003.

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

     The Company is exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, the Company enters into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on the Company's operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject the Company to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. The Company had no open forward exchange contracts as of September 28, 2003. The Company entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of $1.3 million at September 28, 2003.

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

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

        15     Accountants' Acknowledgement.
        31     Rule 13a-14(a)/15d-14(a) Certifications.
        32     Section 1350 Certifications.
        99     Statement of Cautionary Factors That May Affect Future Results.

b)              On July 24, 2003, the Company filed a current report on Form 8-K under Item 12, reporting earnings for the second quarter of 2003.

                  On September 25, 2003, the Company filed a current report on Form 8-K under Item 5, reporting the election of Mr. William C. Stivers to its Board of Directors.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer; Treasurer
(principal financial officer)

November 7, 2003