Form 10-K
period 2003-12-31
MINERALS TECHNOLOGIES INC
filed 2004-03-11
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

     Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Yes   X          No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 27, 2003, was approximately $978 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 5, 2004, the Registrant had outstanding 20,492,149 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated April 5, 2004	Part III

PART I

Item 1. Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and related systems and services. The Company has two operating segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and the processed mineral product quicklime ("lime"), and mines, processes and sells other natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application equipment used primarily by the steel, non-ferrous metal and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability of developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $436.1 million, $423.0 million, and $396.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical and paints and coatings industries. Sales to International Paper Company represented approximately 10.0%, 11.5%, and 13.0% of consolidated net sales in 2003, 2002 and 2001, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products -- Paper

     In the paper industry, the Company's PCC is used:

  as a filler in the production of coated and uncoated wood-free printing and writing papers;
  as a filler for groundwood (wood-containing) paper such as newsprint, magazine and catalog papers; and
  as a coating pigment for both wood-free and groundwood papers.

     The majority of the Company's sales are of PCC sold to paper makers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located within a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in the continued growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2003, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales at its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing papers market, and OPACARB® PCC, a family of products for coating paper.

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

     PCC Products -- Paper -- Key Markets

     Uncoated Printing and Writing Papers--North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2003, more than 90% of North American wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 29 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Printing and Writing Papers--Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 21 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 40% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT® PCC) that facilitates production of high-brightness, high-quality groundwood paper in an acidic environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 40 paper machines at about 20 groundwood paper mills around the world.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating pigment technology will open up a large market for PCC that will build slowly as more paper companies include PCC in their proprietary coating formulations. PCC increases gloss, opacity, brightness and printability of the paper while decreasing its cost per ton. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at 13 of the Company's PCC plants worldwide.

PCC Products -- Non-paper

     The Company also produces and sells a full range of slurry and dry PCC products on a merchant basis for non-paper applications. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives, printing inks, and the paint and coatings industry. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for nonpaper applications on a merchant basis from production sites at Adams, Massachusetts; Brookhaven, Mississippi; and Lifford, England.

Processed Minerals -- Products and Markets

     The Company mines or purchases and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product.  The Company's net sales of processed mineral products were $121.0 million, $97.1 million, and $87.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts facility is used as a raw material for the manufacture of PCC at that site and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana. The talc is sold worldwide in finely ground form for paint and coatings, ceramic and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a majority of automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe contain the Company's Barretts talc.

    The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at both its limestone production facilities and its talc production facility.

      The Company also has two mineral processing plants in the Midwest United States, which process high quality mineral ores imported from foreign sources into performance minerals for the plastics, paint, adhesives and sealants, rubber and cosmetic industries. This capability was obtained through the acquisition of the business and assets of Polar Minerals Inc. in the third quarter of 2002.

Refractories Segment

Refractory Products and Markets

     Refractory Products

     The Company offers a broad range of monolithic and pre-cast refractory products, systems and services. The Company's Refractory segment net sales were $256.6 million, $232.6 million, and $201.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are usually supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Robotic-type shooters, including the Company's proprietary SCANTROL™ application system, SEQUAD® sprayer and its MINSCAN™ system, allow for remote-controlled application in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SCANTROL™ application system, SEQUAD® sprayer, the MINSCAN® system, and the related technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall refractory cost per ton of steel produced to steel makers.

      The Company's experienced technical service staff and advanced application equipment provide customers assurance that customers achieve their desired productivity objectives. The Company's technicians are also able to conduct laser measurement of refractory wear, usually in conjunction with robotic application tools, to improve maintenance performance at many locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

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
  OPTISHOT™ refractory products;
  the MINSCAN™ application system, a fully automated application system for applying refractory materials to electric arc furnaces;
  LACAM® and VisionTech laser-based refractory measurement systems; and
  SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

     The Company has also expanded its refractories business through selective acquisitions over the past several years. In 2000, the Company acquired Ferrotron  Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instruments designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. These acquisitions have increased the breadth of the product lines in the Refractories segment. In 2002, the Company acquired VisionTech, a Finland-based company that develops and manufactures a refractory lining measuring system.  In 2003, the Company acquired the assets of ISA Manufacturing, Inc., a U.S. based company that develops and manufactures pre-cast refractory shapes.

     The Company sells its refractory products in the following three markets:

     Steel Furnace. The Company sells gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric furnaces for application on furnace walls to prolong the life of furnace linings.

     Other Iron and Steel. The Company sells monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces. The Company is one of the few monolithic refractory companies offering a full line of materials to satisfy all continuous casting refractory applications. This full line consists of gunnable materials, refractory shapes and permanent linings.

     The Company produces a number of other technologically enhanced products for the steel industry. These include calcium metal, metallurgical wires and a number of metal treatment specialties. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wires and associated wire-injection equipment for use in the production of high quality steels. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

     Non-Ferrous. This product line encompasses refractory shapes and linings sold to non-steel refractories consuming industries including glass, cement, aluminum and petrochemicals and other non-steel industries, as well as PYROID® pyrolitic graphite sold primarily to the aerospace and electronics industries.

     Key Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends include rapid growth in select geographic regions (e.g., China), the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to mini-mills (electric arc furnaces) and the ever-increasing need for improved productivity and longer lasting refractories. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills has facilitated the acceptance of its new refractory products and technologies. The Company also produces a broad line of refractory products and certain metallurgical products that are required by mini-mills.

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

     The Company works closely with its customers to ensure that their requirements are satisfied and often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing effort is directed from Brussels, Belgium; Tokyo, Japan; Sao Paulo, Brazil; and Singapore. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the international expansion of its satellite PCC operations.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia its for Refractory operations and talc ore for its Processed Minerals product line, and on having adequate access to the ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. High demand for bulk raw materials from the People's Republic of China is causing shortages and price increases of some key raw materials, such as coke, that are critical to the steel-making process which could lead to some steel production curtailment, which ultimately could affect the Company's sales to these customers. The Company also purchases a portion of its talc ore for its Processed Minerals product line from the People's Republic of China which are also affected by these higher costs. In addition, higher shipping costs are also increasing the delivered cost of raw materials imported from China to North America and Europe. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources at reasonable costs.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader.

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

     With respect to the Company's refractory products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, consistency and ease of application), price, and the availability of technical support. The Company competes with different companies in different geographic areas and in separate aspects of its product line.

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

     The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, AT® PCC, advanced OPACARB® PCC crystal morphologies for paper coating, the MAG-O-STAR® family of refractory spray coatings, OPTISHOT™ shotcrete refractory products, SEQUAD® sprayer, MINSCAN™ and SCANTROL™ application systems.

     The Company's research and development efforts have also resulted in the invention of SYNSIL® products, a family of synthetic silicate products for the glass industry.

     For the years ended December 31, 2003, 2002 and 2001, the Company expended approximately $25.1 million, $22.7 million, and $23.5 million, respectively, on research and development. The Company believes that its investment in research and development as a percentage of net sales exceeds comparable industry norms. The Company's research and development spending for 2003 was approximately 3.1% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has smaller research and development facilities in Finland, Ireland and Japan. Approximately 160 employees worldwide are engaged in research and development. In addition, the Company has access to several of the world's most advanced paper making and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 425 patents and approximately 671 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

Insurance

     The Company maintains liability and property insurance and insurance for business interruption in the event of damage to its production facilities and certain other insurance covering risks associated with its business. The Company believes such insurance is adequate for the operation of its business. There is no assurance that in the future the Company will be able to maintain the coverage currently in place or that the premiums therefore will not increase substantially.

Employees

     At December 31, 2003, the Company employed approximately 2,425 persons, of whom approximately 825 were employed outside of the United States.

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

  Historical Growth Rate

Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products and acquisitions. Difficulties, delays or failures of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.
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

In addition, future events, such as changes in or modifications of interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company.
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
  Cyclical Nature of Customers' Businesses

The majority of the Company's sales are to customers in two industries, paper manufacturing and steel manufacturing, which have historically been cyclical. The Company's exposure to variations in its customers' businesses has been reduced in recent years by the growth in the number of plants it operates; by the diversification of its portfolio of products and services; and by its geographic expansion. Also, the Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 2. Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 54 satellite PCC plants at December 31, 2003. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Brazil, Jacarei	Votorantim Celulose e Papel
Brazil, Luiz Antonio	Votorantim Celulose e Papel
Brazil, Mucuri	Bahia Sul Celulose S.A.
Brazil, Suzano	Cia Suzano de Papel e Celulose
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang¹	Asia Pulp and Paper Company Ltd.
Finland, Aanekoski¹	M-real Corporation
Finland, Anjalankoski¹	Myllykoski Paper Oy
Finland, Lappeenranta¹,²	Customer Development
Finland, Tervakoski¹	Trierenberg Holding
Florida, Pensacola	International Paper Company
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	Aussedat Rey (a subsidiary of International Paper Company)
Germany, Schongau	UPM Corporation
Indonesia, Perawang¹	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi¹	Nippon Paper Manufacturing Company Ltd.
Kentucky, Wickliffe	MeadWestvaco Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Maine, Millinocket³	Katahdin Paper Company
Malaysia, Sipitang	Sabah Forest Industries
Mexico, Chihuahua	Corporativo Copamex, S.A. de C.V.
Michigan, Quinnesec	International Paper Company
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	MeadWestvaco Corporation
Ohio, West Carrollton	Appleton Papers Inc.
Poland, Kwidzyn	International Paper Company
Portugal, Figueira da Foz¹	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover	International Paper Company
South Africa, Merebank¹	Mondi Paper Company Ltd.
Tennessee, Kingsport	Weyerhaeuser Company
Texas, Pasadena	Pasadena Paper Company LP

8

Thailand, Tha Toom¹	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia Pacific Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation
Wisconsin, Kimberly	Stora Enso Oy
Wisconsin, Park Falls	Fraser Papers Inc.
Wisconsin, Wisconsin Rapids	Stora Enso Oy

¹ These plants are owned through joint ventures.
² This PCC plant is not located on-site at the paper mill.
³This PCC plant is temporarily shut down.

     The Company also owned at December 31, 2003 11 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, talc and Synsil® products and owned or leased approximately 19 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry¹	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant	Talc/Limestone
Indiana, Portage	Plant	Monolithic Refractories
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Michigan, River Rouge	Plant	Monolithic Refractories/Shapes
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters²; Sales Offices²	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Ohio, Wellsville	Plant	Talc/Limestone
Ohio, Woodville	Plant²	Synsil®
Pennsylvania, Bethlehem	Research Laboratories; Sales Offices	PCC, Lime, Limestone, Talc, Pyrolytic Graphite
Pennsylvania, Easton	Research Laboratories; Plant	All Company Products
Pennsylvania, Slippery Rock	Plant	Refractory Shapes/Monolithic Refractories

International
Australia, Carlingford	Sales Office²	Monolithic Refractories
Belgium, Brussels	Sales Office²	Monolithic Refractories/PCC
Belgium, Hermalle-sous-Huy	Plant	PCC
Brazil, Belo Horizonte	Sales Office²	Monolithic Refractories
Brazil, Sao Paulo	Sales Office²	PCC
Brazil, Volta Redonda	Sales Office²	Monolithic Refractories
Canada, Lachine	Plant	Refractory Shapes
China, Huzhou	Plant³	Monolithic Refractories
Finland, Kaarina	Research Laboratory	PCC
Finland, Oulu	Plant	Laser Scanning Instrumentation
Germany, Duisburg	Sales Office²	Monolithic Refractories
Germany, Moers	Plant	Laser Scanning Instrumentation/Probes
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office²	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant	Monolithic Refractories/Shapes, Calcium
Japan, Saitami	Sales Office	Laser Scanning Instrumentation
Mexico, Gomez Palacio	Plant²	Monolithic Refractories
Singapore	Sales Office²	PCC

9

Spain, Santander	Sales Office²	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Korea, Seoul	Sales Office²	Monolithic Refractories
South Korea, Yangsan	Plant[4]	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant	Monolithic Refractories/Shapes

¹ This plant is leased to another company.
² Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
³ This plant is leased through a joint venture.
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

Item 3. Legal Proceedings

       On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order which had been agreed to by Minerals Technologies Inc., Specialty Minerals Inc., and Minteq International Inc. relating to the Canaan, Connecticut, site at which both Minteq and Specialty Minerals have operations. The order settled claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and wastewater discharge and management of underground storage tanks. The order required payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts were paid on April 21, 2003. Cost of remediation at the site remains uncertain.

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

       The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2003 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$44.25	$50.20	$53.15	$60.75
Low	35.45	37.57	47.09	50.90
Close	37.79	48.14	51.44	59.25

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

2002 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$53.91	$53.84	$48.99	$46.07
Low	44.06	49.12	33.17	36.38
Close	52.93	49.32	37.07	43.15

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,482,766	$40.85	1,218,592

Equity compensation plans not approved by security holders	--	--	--

Total	1,482,766 =======	$40.85 =====	1,218,592 =======

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 - October 26	--	--

October 27 - November 23	25,000	$ 52.00

November 24 - December 31	--	--

Total	25,000 =====	$ 52.00 =====	149,500 =====	$ 18,983,838 =======

     On February 22, 2001, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $25 million in additional shares per year over the next three-year period. As of December 31, 2003, the Company had repurchased approximately 619,500 shares under this program at an average price of approximately $40 per share, of which 149,500 had been repurchased in 2003 at an average price of $40.24 per share.

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period.

     On February 26, 2004, the last reported sales price on the NYSE was $54.15 per share. As of February 26, 2004, there were approximately 212 holders of record of the common stock.

     On January 22, 2004, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. The dividend is an increase from the amount the Company has historically paid, which had been a quarterly dividend of $0.025 per share since it became a publicly owned company in October 1992. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

Item 6. Selected Financial Data
Thousands, Except Per Share Data
Income Statement Data:	2003	2002	2001	2000	1999
Net sales	$813,743	$752,680	$684,419	$670,917	$662,475
Cost of goods sold	615,749	567,985	502,525	477,512	466,702
Marketing and administrative expenses	83,809	74,160	70,495	71,404	72,208
Research and development expenses	25,149	22,697	23,509	26,331	24,788
Bad debt expenses	5,307	6,214	3,930	5,964	1,234
Restructuring charges	3,323	--	3,403	--	--
Write-down of impaired assets	3,202	750	--	4,900	--
Income from operations	77,204	80,874	80,557	84,806	97,543

Income before provision for taxes on income and minority interests	72,344	75,734	72,670	79,772	92,535
Provision for taxes on income	4,116	20,220	21,148	23,735	28,920
Minority interests	1,575	1,762	1,729	1,829	1,499
Income before cumulative effect of accounting change	66,653	53,752	49,793	54,208	62,116
Cumulative effect of accounting change	3,433	--	--	--	--

Net income	$ 63,220 =====	$ 53,752 ====	$ 49,793 ====	$ 54,208 ====	$ 62,116 =====

Earnings Per Share	2003	2002	2001	2000	1999
Basic:
Before cumulative effect of accounting change	$ 3.30	$ 2.66	$ 2.54	$ 2.65	$ 2.90
Cumulative effect of accounting change	(0.17)	--	--	--	--

Basic earnings per share	$ 3.13	$ 2.66	$ 2.54	$ 2.65	$ 2.90

Diluted:
Before cumulative effect of accounting change	$ 3.26	$ 2.61	$ 2.48	$ 2.58	$ 2.80
Cumulative effect of accounting change	(0.17)	--	--	--	--

Basic earnings per share	$ 3.09 =====	$ 2.61 ====	$ 2.48 ====	$ 2.58 ====	$ 2.80 ====

Weighted average number of common shares outstanding
Basic	20,208	20,199	19,630	20,479	21,394
Diluted	20,431	20,569	20,063	21,004	22,150
Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet Data:
Working capital	$ 218,090	$167,028	$ 86,261	$ 81,830	$102,405
Total assets	1,035,500	899,877	847,810	799,832	769,131
Long-term debt	98,159	89,020	88,097	89,857	75,238
Total debt	131,681	120,351	160,031	138,727	88,677
Total shareholders' equity	707,381	594,157	507,819	483,639	485,036

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.7	75.5	73.4
Marketing and administrative expenses	10.3	9.9	10.3
Research and development expenses	3.1	3.0	3.4
Bad debt expenses	0.6	0.8	0.6
Restructuring charges	0.4	--	0.5
Write-down of impaired assets	0.4	0.1	--
Income from operations	9.5	10.7	11.8

Income before provision for taxes on income and minority interests	8.9	10.0	10.6
Provision for taxes on income	0.5	2.7	3.1
Minority interests	0.2	0.2	0.2
Income before cumulative effect of accounting change	8.2	7.1	7.3
Cumulative effect of accounting change	0.4	--	--

Net income	7.8% ===	7.1% ===	7.3% ===

Executive Summary

     At Minerals Technologies, more than 85% of our sales are to customers in two industries: papermaking and steelmaking. The economic downturn of the past three years has had severe effects on the paper industry, by far our largest customer group, as paper mills have closed or taken significant downtime and the industry has consolidated. The effect on the steel industry has been even more dramatic, with several large steelmakers having sought bankruptcy protection. Although the overall economy began to improve in late 2003 and early 2004, the paper and steel industries have been slow to participate in the recovery, and have reduced their output while maintaining pricing pressure on their suppliers.

     Even in this very difficult business environment, our sales increased by 8% from 2002 to 2003, about half of this increase being the favorable effect of foreign exchange. This was despite the loss of approximately 10 customers to bankruptcy, and the effect of an agreement with our largest customer, International Paper, which reduced our sales in the short run, but which we believe will add significant value over the next several years. Our operating income, essentially flat from 2001 to 2002, decreased in 2003 by 5% as a result of charges taken for workforce reductions and asset impairments. Our net income, however, after increasing 8% from 2001 to 2002, increased a further 18% in 2003, primarily because of a one-time reduction in our effective tax rate from about 26.7% to about 5.7%.

     The comparison of our operating income and net income in the past three years has been affected by a number of factors:

  In 2001, we recorded restructuring charges of approximately $3.3 million for workforce reductions;
  In 2002, we recorded an impairment charge of $0.8 million related to a satellite PCC plant at a paper mill which was permanently shut down;
  We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," in the first quarter of 2003, which resulted in a charge to earnings of about $3.4 million, net of tax and annual ongoing costs of approximately $0.04 per share;
  Because of the expiration of the statute of limitations on our U.S. tax returns, we reversed certain tax accruals for earlier years, increasing our net income in 2003 by about $15 million;
  The impact of the revisions to the International Paper contracts reduced earnings by approximately $0.12 per share in 2003;
  In the fourth quarter of 2003, we recorded charges relating to a reduction of approximately 3% in our worldwide workforce; the planned closure of the facility at River Rouge, Michigan, which we acquired in 2001 as part of the refractory business of Martin Marietta Materials; and the retirement of some SYNSIL® product manufacturing assets, which had been made obsolete by improvements in the production process. The total effect was to reduce pretax income by about $6.5 million.

     We face some significant risks and challenges in the future:

  Our success depends in part on the performance of the industries we serve, particularly papermaking and steelmaking. Our customers continue to face a very difficult business environment, and may experience further shutdowns or bankruptcies;
  The recent wave of consolidations in the paper and steel industries concentrates purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as MTI;
  Most of our PCC sales are under long-term contracts with paper companies at whose mills we operate satellite PCC plants; when they reach their expiration dates these contracts may not be renewed, or may be renewed on terms less favorable to us;
  The cost of employee benefits, particularly health insurance and pension expense, has risen significantly in recent years and continues to do so;
  Although the SYNSIL® products family has produced favorable reactions from potential customers and we have signed one supply contract, this product line is not yet profitable and its commercial viability cannot be assured; and
  As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these difficulties, we are optimistic about the opportunities for continued growth that are open to us, including:

  Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;

  Increasing our sales of PCC for paper coating, particularly from the coating PCC facility under construction in Walsum, Germany, which we expect will be completed in September 2004;

  Continuing research and development activities for new products, in particular our joint project with International Paper to develop and implement a filler-fiber composite technology;

  Achieving market acceptance of the SYNSIL® family of synthetic silicate materials for the glass industry;

  Increase market penetration in the Refractories segment through higher value specialty products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results Of Operations

Sales
(Dollars in millions)	2003	% of Total Sales	Growth	2002	% of Total Sales	Growth	2001	% of Total Sales
Net Sales

U.S..	$499.9	61.4%	3.7%	$482.2	64.1%	8.9%	$442.7	64.7%
International	$313.8	38.6%	16.0%	$270.5	35.9%	11.9%	$241.7	35.3%

PCC Products	$436.1	53.6%	3.1%	$423.0	56.2%	6.8%	$396.1	57.9%
Processed Minerals Products	$121.0	14.9%	24.6%	$ 97.1	12.9%	11.4%	$ 87.2	12.7%

Specialty Minerals Segment	$557.1	68.5%	7.1%	$520.1	69.1%	7.6%	$483.3	70.6%
Refractories Segment	$256.6	31.5%	10.3%	$232.6	30.9%	15.7%	$201.1	29.4%

Net Sales	$813.7	100.0%	8.0%	$752.7	100.0%	10.0%	$684.4	100.0%

     Worldwide net sales in 2003 increased 8% from the previous year to $813.7 million. Foreign exchange had a favorable impact on sales of approximately $32.6 million or 4 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 7.1% to $557.1 million compared with $520.1 million for the same period in 2002. Sales in the Refractories segment grew 10.3% over the previous year to $256.6 million. In 2002, worldwide net sales increased 10.0% to $752.7 million from $684.4 million in the prior year. Specialty Minerals segment sales increased approximately 7.6% and Refractories segment sales increased approximately 15.7% in 2002.

     Worldwide net sales of PCC in 2003 increased 3.1% to $436.1 million from $423.0 million in the prior year. Paper PCC volumes grew slightly for the full year with volumes in excess of 3.4 million tons. In 2003, United States printing and writing paper shipments were down 2.8 percent, and demand for uncoated freesheet, our largest market for PCC was down 1 percent, compared with 2002. Sales of PCC for paper were adversely affected by these decreases in production. In addition, one paper mill at which we have a satellite plant in Millinocket, Maine, has been idled since December 2002. The implementation of the International Paper agreements also had a negative impact on sales. However, the favorable effect of foreign exchange more than offset these factors. In the third quarter we also began operation of a one-unit PCC plant in Malaysia at a paper mill owned by Sabah Forest Industries Sdn. Bhd. A unit represents between 25,000 to 35,000 tons of annual PCC production capacity. Sales of Specialty PCC decreased slightly because of poor industry conditions and competition in the calcium supplement market from ground calcium carbonate. PCC sales in 2002 increased approximately 6.8% to $423.0 million from $396.1 million in 2001. Paper PCC sales and volumes grew 8% for the full year, even though the paper industry was affected adversely by consolidations, shutdowns and slowdowns.

     Net sales of Processed Minerals products in 2003 increased 24.6% to $121.0 million from $97.1 million in 2002. This increase was primarily attributable to the acquisition of Polar Minerals Inc. Full year sales excluding Polar Minerals increased approximately 9% due to strong demand from the residential construction-related industries and from new polymer and health-care applications for our talc products. Processed Minerals net sales in 2002 increased 11.4% to $97.1 million from $87.2 million in 2001.

     Net sales in the Refractories segment in 2003 increased 10.3% to $256.6 million from $232.6 million in the prior year. The increase in sales for the Refractories segment was primarily attributable to increased sales of equipment and application systems in Europe and the favorable impact of foreign exchange. In 2002, net sales in the Refractories segment increased 15.7% from the prior year. The increase in sales in 2002 was attributable primarily to the 2001 acquisitions of the Martin Marietta refractories business and Rijnstaal B.V. business, which more than offset unfavorable economic conditions in the worldwide steel industry.

     Net sales in the United States was $499.9 million in 2003, approximately 3.7% higher than in the prior year. Increased sales from the acquisitions were partially offset by the aforementioned weakness in the steel and paper industries. International sales in 2003 increased 16.0% primarily as a result of the impact of foreign exchange. In 2002, domestic net sales were 9% higher than the prior year due primarily to acquisitions, and international sales were approximately 12% greater than in the prior year primarily due to the international expansion of our PCC product line and acquisitions.

     On May 28, 2003, we reached a two-part agreement with International Paper Company ("IP") that extended eight satellite precipitated calcium carbonate plant supply contracts and gave us an exclusive license to patents held by IP relating to the use of novel fillers, such as PCC-fiber composites. We made a one-time $16 million payment to IP in exchange for the contract extensions and technology license. Approximately $15.8 million of this payment was attributed to the revisions to the contracts, including extensions of their lives, and will be amortized as a reduction of sales over the remaining lives of the extended contracts. The result was a reduction of sales of approximately $1.3 million in 2003, an anticipated overall reduction of approximately $1.8 million per year over the next five years, and smaller reductions thereafter over the remaining lives of the contracts. In addition, prices were adjusted at certain of the IP facilities covered by the contract extensions. The overall impact of the revisions to the IP contracts was to reduce earnings by approximately $0.12 per share in 2003.

     In October 2003, we signed our first commercial contract with a major glass manufacturer for use of our SYNSIL® products.
Operating Costs and Expenses
Dollars in Millions	2003	Growth	2002	Growth	2001

Cost of goods sold	$615.7	8.4%	$567.9	13.0%	$502.5
Marketing and administrative	83.8	12.9%	$ 74.2	5.2%	$ 70.5
Research and development	25.1	10.6%	$ 22.7	(3.4%)	$ 23.5
Bad debt expenses	5.3	(14.5%)	$ 6.2	59.0%	$ 3.9
Restructuring charges	3.3	*	$ --	*	$ 3.4
Write-down of impaired assets	3.2	*	$ 0.8	*	$ --

* Percentage not meaningful

     Cost of goods sold was 75.7% of sales compared with 75.5% in the prior year. Our production margin increased at approximately the same rate as sales. In the Specialty Minerals segment, production margins increased 2% despite a 7% sales growth. Margins in this segment were affected by the shutdown of the Millinocket satellite PCC plant, continuing development costs in the coating PCC program, the effect of the revisions to the IP contracts, and weakness in the Specialty PCC product line. In the Refractories segment, production margins increased 19%, almost double the sales growth. This was due to an improved product mix, increased equipment sales, and improved manufacturing operations.

     Marketing and administrative costs increased 12.9% in 2003 to $83.8 million and represented 10.3% of net sales from 9.9% of net sales in 2002. The Refractories segment increased marketing expenses to support worldwide business development efforts. In addition, we realized higher information technology costs associated with the implementation of a new global enterprise resource planning system, and incurred higher employee benefit costs, particularly pension and medical expenses. In 2002, marketing and administrative costs increased 5.2% to $74.2 million and decreased to 9.9% of net sales from 10.3% of net sales in 2001.

     Research and development expenses increased 10.6% to $25.1 million and represented 3.1% of net sales due to increased product development activities in both segments. In 2002, research and development expenses decreased 3.4% and represented 3.0% of sales. This decrease was primarily the result of the restructuring, a decrease in PCC trial activity and a shift of SYNSIL® product activities from development to production.

     We recorded bad debt expenses of $5.3 million and $6.2 million in 2003 and 2002, respectively. These charges were primarily related to additional provisions associated with potential risks to our customers in the steel, paper and other industries and several customer bankruptcy filings.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. This resulted in a fourth quarter restructuring charge of $3.3 million. The restructuring charges relate to workforce reductions from all business units throughout our worldwide operations and the termination of certain leases.

     During the fourth quarter of 2003, we recorded a write-down of impaired assets of $3.2 million. The impairment charges are related to the planned closure of our operations in River Rouge, Michigan, in 2004 and the retirement of certain SYNSIL® assets that have been made obsolete. In 2002, we recorded a write-down of impaired assets of $0.8 million for a satellite plant that ceased operations.
Income from Operations
Dollars in Millions	2003	Growth	2002	Growth	2001
Income from operations	$77.2	(4.6%)	$80.9	0.4%	$80.6

     Income from operations in 2003 decreased 4.6% to $77.2 million from $80.9 million in 2002. Income from operations decreased to 9.5% of sales as compared with 10.7% of sales in 2002. This decrease was primarily due to the aforementioned restructuring and impairment costs. Excluding these charges, income from operations was 10.3% of net sales and increased 3.5%.

     Income from operations for the Specialty Minerals segment decreased 7.7% to $55.4 million and was 9.9% of its net sales. Excluding the restructuring and impairment asset charges, operating income of this segment was 10.6% of its net sales and down 1.4% from the prior year. The margins of this segment continue to be affected in the near term by the IP agreement and the Millinocket temporary shutdown. Operating income for the Refractories segment increased 4.5% to $21.8 million and was 8.5% of its net sales. Excluding the restructuring and impairment of asset charges, operating income of this segment was 9.6% of its net sales and increased 17.8% from the prior year. The improvement in operating income was primarily due to an improved product mix, increased equipment sales, and more efficient manufacturing operations.
Non-Operating Deductions
Dollars in Millions	2003	Growth	2002	Growth	2001
Non-operating deductions, net	$4.9	(3.9%)	$5.1	(35.4)%	$7.9

     Non-operating deductions decreased 3.9% from the prior year. This decrease was due to lower interest expense and lower average borrowings in 2003 when compared with 2002. In 2002, interest expense decreased from 2001 due primarily to lower average borrowings than in 2001.
Provision for Taxes on Income
Dollars in Millions	2003	Growth	2002	Growth	2001
Provision for taxes on income	$4.1	(79.7%)	$20.2	(4.3)%	$21.1

     The effective tax rate decreased to 5.7% in 2003 compared with 26.7% in 2002. This decrease was due to the reversal of certain tax accruals during the second half of 2003 as a result of the expiration of the statute of limitations on the U.S. tax returns for certain earlier years. This one-time, non-cash item reduced the 2003 income tax provision by $15 million. The effective tax rate was 29.1% in 2001.
Minority Interests
Dollars in Millions	2003	Growth	2002	Growth	2001
Minority interests	$1.6	(11.1%)	$1.8	5.9%	$1.7

     The consolidated joint ventures continue to operate profitably but decreased approximately $0.2 million from the prior year due to higher support costs at our joint venture in Indonesia.

Net Income
Dollars in Millions	2003	Growth	2002	Growth	2001
Net income	$63.2	17.5%	$53.8	8.0%	$49.8

     Income before the cumulative effect of an accounting change increased 24.0% to $66.7 million from $53.8 million in 2002. Diluted earnings per common share before the cumulative effect of the accounting change increased 24.9% to $3.26 compared with $2.61 in 2002.

     Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     Upon adoption of SFAS No. 143, we recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with our PCC satellite facilities and mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, we recorded in cost of goods sold additional depreciation and accretion expenses of approximately $1.0 million in 2003. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.5 million in 2002.

     Net income increased 17.5% in 2003 to $63.2 million. In 2002, net income increased 8.0% to $53.8 million. Earnings per common share, on a diluted basis, increased 17.5% to $3.09 in 2003 as compared with $2.61 in the prior year.

Outlook

     In 2003, despite pronouncements of economic recovery, we continued to see weakness in the two main industries we serve - paper and steel. However, unlike a number of manufacturers, we continue to show growth in sales and net income. We are hopeful that the improvement in the rest of the U.S. economy will carry through to the paper and steel industries, and feel confident that we have taken the necessary steps to position ourselves for continued growth and improved profitability in the coming year.

     We continue to be affected by negative factors in the industries we primarily serve:

  In 2003, the PCC business was affected by paper mill shutdowns, curtailments in production due to weakened demand, and the temporary shutdown of the satellite PCC plant in Maine.

  The steel industry continued to experience difficulties in 2003 as several steel manufacturers ceased operations and eight North American steel companies filed for bankruptcy protection.

     However, despite this difficult market environment, we were able to achieve low double-digit operating margins. Our operating margin as a percentage of sales, before restructuring and impairment of asset charges, declined to 10.3% in 2003 as compared with 10.8% in 2002. Reported operating income as a percentage of sales was 9.5% in 2003 as compared with 10.7% in 2002.

     In 2004, we plan to continue our focus on the following growth strategies:

  Increase market penetration of PCC in paper filling at both free sheet and groundwood mills.
  Increase penetration of PCC into the paper coating market.
  Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
  Continue selective acquisitions to complement our existing businesses.
  Continue research and development and marketing efforts for new and existing products.

     However, there can be no assurance that we will achieve success in implementing any one or more of these strategies.

     In 2003, we added one unit of production capacity for PCC from a satellite plant built at a paper mill owned by Sabah Forest Industries in Malaysia. This plant became operational in the third quarter of 2003. In addition, we added one unit of capacity through an expansion at an existing satellite PCC facility.

     In August 2003, we announced that our merchant PCC plant in Walsum, Germany will be operational in September 2004. The project was announced in May 2001, and since then, we have received the necessary regulatory, planning and permitting approvals from state and local agencies. The initial capacity of the modular plant will be 125,000 metric tons of PCC for paper coating.

     We also made the following acquisition in 2003:

  On September 15, 2003, the assets of ISA Manufacturing Inc., a company that produces pre-cast shapes primarily for the steel industry.

     In 2004, we expect additional expansions at existing satellite PCC plants to occur and also expect to sign contracts for new satellite PCC plants.

     As we continue to expand our operations overseas, we face the inherent risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Israel, Brazil, Thailand, China and South Africa. In addition, our performance depends to some extent on that of the industries we serve, particularly the paper manufacturing, steel manufacturing, and construction industries.

     Our sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper companies at whose mills we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of our customers to renew existing agreements on terms as favorable to us as those currently in effect could cause our future growth rate to differ materially from our historical growth rate, and could also result in impairment of the assets associated with the PCC plant.

     There is presently one satellite location at which the contract with the host mill has expired and one location, representing less than one unit of PCC production, at which the host mill has informed us that the contract will not be renewed upon its expiration in 2004. We continue to supply PCC at both of these locations. At the location at which the contract has expired, we hope to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful.

     In addition, Great Northern Paper, Inc. ceased operations at its two paper mills in Millinocket and East Millinocket, Maine, which were served by a PCC plant operated by us. Great Northern Paper filed for bankruptcy protection on January 9, 2003, and on April 29, 2003 the paper mills were sold to Brascan Corporation, the parent company of Nexfor Fraser Papers Inc. The East Millinocket mill has resumed operations, and we are supplying it from other nearby PCC production facilities. Brascan has announced its intention to begin production at the Millinocket mill later in 2004 where our satellite plant is located. If the Millinocket mill does not resume production, we could incur an impairment charge of approximately $10 million.

     We have a consolidated interest in two joint venture companies that operate satellite PCC plants at paper mills owned by subsidiaries of Asia Pulp & Paper Company Ltd. ("APP"), one at Perawang, Indonesia, and one at Dagang, China. APP is a multinational pulp and paper company whose current financial difficulties have been widely publicized. While APP is negotiating with its creditors, the Perawang and Dagang facilities have remained in operation at levels consistent with the prior year. Both mills are continuing to use our PCC and to satisfy their obligations to the joint ventures. However, there can be no assurance that our operations at these paper mills will not be adversely affected by APP's financial difficulties in the future. Our net investment in these satellite plants was approximately $4.4 million at December 31, 2003.

Liquidity and Capital Resources

     Cash flows in 2003 were provided from operations and proceeds from stock option exercises. The cash was applied principally to fund $52.7 million of capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $100.1 million in 2003 as compared with $117.8 million in 2002. The reduction in cash from operations was primarily due to the IP payment of $16 million in exchange for customer contract extensions and a technology license. Included in cash flow from operations was pension plan funding of approximately $20.8 million, $20.2 million, and $10.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     We expect to utilize our cash reserves to support the aforementioned growth strategies.

     On May 31, 2003, we acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     On February 22, 2001, the Board authorized our Management Committee to repurchase, at its discretion, up to $25 million in additional shares per year over the following three years. As of December 31, 2003, we had repurchased approximately 619,500 shares under this program at an average price of approximately $40 per share.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period.

     On January 22, 2004, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. The dividend is an increase from the amount we have historically paid, which had been a quarterly dividend of $0.025 per share since we became a publicly owned company in October 1992. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $110 million in uncommitted short-term bank credit lines, of which $30 million was in use at December 31, 2003. We anticipate that capital expenditures for 2004 should approximate $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2004 - $3.2 million; 2005 - $3.8 million; 2006 - $54.0 million; 2007 - $2.0 million; 2008 - $7.0 million; thereafter - $31.3 million.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

  Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.

  Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses of $5.3 million, $6.2 million, and $3.9 million in 2003, 2002 and 2001, respectively. These charges were much higher than historical levels and were primarily related to bankruptcy filings by some of our customers in the paper and steel industries and to additional provisions associated with potential risks in the paper, steel and other industries. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or increased.

  Property, plant and equipment, goodwill, intangible and other long-lived assets: Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. Our sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. We also continue to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets charge at such facility.

In the third quarter of 2002, we reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, we also reviewed the useful lives of the assets at our remaining satellite PCC facilities and other plants. During the first quarter of 2003, we revised the estimated useful lives of machinery and equipment pertaining to our natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). We also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, we reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of approximately $0.08 in 2003.

  Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. Factors we consider important that could trigger an impairment review include the following:

  significant under-performance relative to historical or projected future operating results;

  significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $621.6 million as of December 31, 2003.

  Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Income.

  Pension Benefits: We sponsor pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to estimate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgement regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us.

     For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 15 of this Annual Report on Form 10-K, beginning on page F-6. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

     We cannot guarantee that the outcomes suggested in any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Item 1.

Inflation

     Historically, inflation has not had a material adverse effect on us. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation.

Cyclical Nature of Customers' Businesses

     The bulk of our sales are to customers in the paper manufacturing, steel manufacturing and construction industries, which have historically been cyclical. These industries encountered difficulties in 2003. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. For this reason, and because of the geographical diversification of our business, our operating results to date have not been materially affected by the difficult economic environment. However, we cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve. There can be no assurance that a recession, in some markets or worldwide, would not have a significant negative effect on our financial position or results of operations.

Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The FASB recently indicated that they would require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. We continue to monitor their progress on the issuance of this standard as well as evaluating our position with respect to current guidance.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We had no such instruments as of December 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 25% of our bank debt bear interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.2 million of foreign currencies as of December 31, 2003. These contracts mature between January and June of 2004. The fair value of these instruments at December 31, 2003 was an asset of $0.1 million. We entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of our floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of approximately $1.0 million at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

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
Name	Age	Position
Paul R. Saueracker	61	Chairman of the Board (effective October 18, 2001); President and Chief Executive Officer
Alain Bouruet-Aubertot	47	Senior Vice President and Managing Director, President and Chief Executive Officer, MINTEQ International Inc. (from November 2002)
Howard R. Crabtree	59	Senior Vice President, Technology and Logistics
John A. Sorel	56	Senior Vice President - Finance; Chief Financial Officer and Treasurer
Kenneth L. Massimine	54	Senior Vice President and Managing Director, Paper PCC
Gordon S. Borteck	46	Vice President, Organization and Human Resources
D. Randy Harrison	52	Vice President and Managing Director, Performance Minerals
Michael A. Cipolla	46	Vice President - Controller and Chief Accounting Officer
S. Garrett Gray	65	Vice President, General Counsel and Secretary
William A. Kromberg	58	Vice President, Taxes

     Paul R. Saueracker was elected Chairman of the Board on October 18, 2001. Prior to that he became President and Chief Executive Officer effective August 2000 and December 31, 2000, respectively. Mr. Saueracker served as Senior Vice President from 1999 to 2000, and Vice President of the Company from 1994 to 1999. He had served as President and CEO of Specialty Minerals Inc. since 1994. Mr. Saueracker is a former President of the Pulverized Minerals Division of the National Stone, Sand and Gravel Association and a member of the Board of Directors of the National Association of Manufacturers. He is also a member of the Board of Trustees of the Institute of Paper Science and Technology located in Atlanta, Georgia.

     Alain Bouruet-Aubertot was named Senior Vice President and Managing Director, President and Chief Executive Officer, MINTEQ International Inc. in November 2002. From 1996 to June 2002 he had been President, Gypsum Division and Corporate Senior Vice President of Lafarge North America, a supplier of cement, ready-mixed concrete, construction aggregate and gypsum drywall.

     Howard R. Crabtree was elected Senior Vice President, Technology and Logistics in November 2002. Prior to that time he had been President and Chief Executive Officer of MINTEQ International Inc. since January 2002; Vice President, Organization & Human Resources of Minerals Technologies Inc. from January 1997 to December 2001; and Vice President, Human Resources from 1992 to 1996.

     John A. Sorel was elected Senior Vice President, Chief Financial Officer and Treasurer in November 2002. Prior to that time he was elected Corporate Development and Finance since January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

     Kenneth L. Massimine was elected Senior Vice President and Managing Director, Paper PCC, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Processed Minerals.

     Gordon S. Borteck was elected Vice President - Organization and Human Resources effective January 1, 2002. Prior to that he had been Vice President, Human Resources of Specialty Minerals Inc. since January 1997.

     D. Randy Harrison was elected Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line, effective January 1, 2002. Prior to that he held positions of increasing authority with Specialty Minerals Inc., most recently Vice President and General Manager, Specialty PCC.

     Michael A. Cipolla was elected Vice President - Controller and Chief Accounting Officer in July 2003. Prior to that he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

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

     The Board has established a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer which is available on our website, www.mineralstech.com, under the link entitled "Corporate Governance."

Item 11. Executive Compensation

     The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers," excluding the information under the captions "Performance Graph" and "Report of the Compensation and Nominating Committee on Executive Compensation," is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters as of February 1, 2004" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

     The information appearing under the caption "Principal Accountant Fees and Services" set forth in the Company's proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

1. Financial Statements. The following Consolidated Financial Statements of Minerals Technologies Inc. and subsidiary companies and Independent Auditors' Report are set forth on pages F-2 to F-27.

Consolidated Balance Sheet as of December 31, 2003 and 2002
Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statement of Cash Flows for the years ended December 31, 2003,
     2002 and 2001
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2003,
     2002 and 2001
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

3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.
3.1	- Restated Certificate of Incorporation of the Company
3.2	- Restated By-Laws of the Company (7)
3.3	- Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company
4

- Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (5)

4.1	- Specimen Certificate of Common Stock
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (3)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	- Form of Employment Agreement (9), together with schedule relating to executed Employment Agreements (1) (+)
10.5(a)	- Form of Employment Agreement (6), together with schedule relating to executed Employment Agreements (8) (+)
10.6	- Form of Severance Agreement (6), together with schedule relating to executed Severance Agreements (1) (+)
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (4) (+)
24
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective April 24, 2003 (10) (+)
10.9	- 2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001 (9) (+)
10.10	- Company Retirement Plan, as amended and restated effective as of January 21, 2004 (+)
10.11	- Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (10) (+)
10.12	- Company Savings and Investment Plan, as amended and restated October 18, 2001, effective January 1, 2001 (9) (+)
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (10) (+)
10.14	- Company Health and Welfare Plan, effective as of April 1, 2003 (10) (+)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (+)
10.16

- Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006

10.17	- Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	- Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc
21.1	- Subsidiaries of the Company
23.1	- Report and Consent of Independent Auditors
31	- Rule 13a-14(a)/15d-14(a) Certifications
32	- Section 1350 Certification

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
  Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(+) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

(b) Reports on Form 8-K

Minerals Technologies Inc. filed the following reports on Form 8-K during the fourth quarter of 2003:

  A report on Form 8-K dated October 24, 2003 under Item 5, reporting the resignation of William C. Steere Jr. from the Board of Directors, and Item 12, reporting earnings for the quarter ended September 28, 2003.
  A report on Form 8-K dated December 4, 2003 under Item 5, reporting fourth quarter pre-tax charges for restructuring and impairment of assets.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/ Paul R. Saueracker
Paul R. Saueracker Chairman of the Board and Chief Executive Officer

March 10, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Paul R. Saueracker	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2004
Paul R. Saueracker

/s/John A. Sorel	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 10, 2004
John A. Sorel

/s/Michael A. Cipolla	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	March 10, 2004
Michael A. Cipolla

26
SIGNATURE	TITLE	DATE

/s/John B. Curcio	Director	March 10, 2004
John B. Curcio

/s/Duane R. Dunham	Director	March 10, 2004
Duane R. Dunham

/s/Steven J. Golub	Director	March 10, 2004
Steven J. Golub

/s/Kristina M. Johnson	Director	March 10, 2004
Kristina M. Johnson

/s/Paul M. Meister	Director	March 10, 2004
Paul M. Meister

/s/Michael F. Pasquale	Director	March 10, 2004
Michael F. Pasquale

/s/John T. Reid	Director	March 10, 2004
John T. Reid

27
SIGNATURE	TITLE	DATE

/s/William C. Stivers	Director	March 10, 2004
William C. Stivers

/s/Jean-Paul Valles	Director	March 10, 2004
Jean-Paul Valles

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Audited Financial Statements:

Consolidated Balance Sheet as of December 31, 2003 and 2002	F-2

Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001	F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F-4

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001	F-5

Notes to Consolidated Financial Statements	F-6

Independent Auditors' Report	F-27

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEET (thousands of dollars)
	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 90,515	$ 31,762
Accounts receivable, less allowance for doubtful accounts: 2003 - $7,010; 2002 - $7,079	147,600	129,608
Inventories	86,378	82,909
Prepaid expenses and other current assets	15,632	14,770
Total current assets	340,125	259,049

Property, plant and equipment, less accumulated depreciation and depletion	561,588	537,424
Goodwill	52,721	51,291
Prepaid benefit cost	46,251	31,916
Other assets and deferred charges	34,815	20,197
Total assets	$1,035,500 =======	$ 899,877 =====

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$ 30,347	$ 30,000
Current maturities of long-term debt	3,175	1,331
Accounts payable	44,217	37,435
Income taxes payable	--	18,176
Accrued compensation and related items	21,710	15,086
Other current liabilities	22,586	21,909
Total current liabilities	122,035	123,937

Long-term debt	98,159	89,020
Accrued postretirement benefits	20,385	19,869
Deferred taxes on income	51,617	48,183
Other noncurrent liabilities	35,923	24,711
Total liabilities	328,119	305,720

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized; issued 27,422,472 shares in 2003 and 26,937,260 shares in 2002	2,742	2,694
Additional paid-in capital	210,512	190,144
Deferred compensation	(1,220)	--
Retained earnings	739,936	678,740
Accumulated other comprehensive income (loss)	3,814	(35,034)
	955,784	836,544
Less common stock held in treasury, at cost; 6,930,973 shares in 2003 and 6,781,473 shares in 2002	248,403	242,387
Total shareholders' equity	707,381	594,157

Total liabilities and shareholders' equity	$1,035,500 =======	$ 899,877 ======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (thousands of dollars, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$813,743	$752,680	$684,419
Operating costs and expenses: Cost of goods sold	615,749	567,985	502,525
Marketing and administrative expenses	83,809	74,160	70,495
Research and development expenses	25,149	22,697	23,509
Bad debt expenses	5,307	6,214	3,930
Restructuring charges	3,323	--	3,403
Write-down of impaired assets	3,202	750	--

Income from operations	77,204	80,874	80,557

Interest income	836	1,172	835
Interest expense	(5,423)	(5,792)	(7,884)
Other deductions	(273)	(520)	(838)
Non-operating deductions, net	(4,860)	(5,140)	(7,887)

Income before provision for taxes on income and minority interests	72,344	75,734	72,670
Provision for taxes on income	4,116	20,220	21,148
Minority interests	1,575	1,762	1,729
Income before cumulative effect of accounting change	66,653	53,752	49,793
Cumulative effect of accounting change, net of tax benefit of $2,072	3,433	--	--
Net income	$ 63,220 =====	$ 53,752 =====	$ 49,793 =====

Earnings per share:
Basic:
Before cumulative effect of accounting change	$ 3.30	$ 2.66	$ 2.54
Cumulative effect of accounting change	(0.17)	--	--
Basic earnings per share	$ 3.13 ====	$ 2.66 ====	$ 2.54 =====

Diluted:
Before cumulative effect of accounting change	$ 3.26	$ 2.61	$ 2.48
Cumulative effect of accounting change	(0.17)	--	--
Diluted earnings per share	$ 3.09 ====	$ 2.61 ====	$ 2.48 ====

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (thousands of dollars)

	Year Ended December 31,
Operating Activities	2003	2002	2001
Net income	$ 63,220	$ 53,752	$ 49,793
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change
	3,433	--	--
Depreciation, depletion and amortization
	66,340	68,960	66,518
Reversal of tax liabilities
	(15,000)	--	--
Write-down of impaired assets
	3,202	750	--
Loss on disposal of property, plant and equipment
	1,472	1,301	19
Deferred income taxes
	5,085	2,643	(131)
Bad debt expenses
	5,307	6,214	3,930
Other
	1,270	1,519	1,446
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable
	(7,946)	1,143	(11,886)
Inventories
	767	5,166	(2,182)
Prepaid expenses and other current assets
	(12,299)	621	(9,173)
Prepaid benefit costs
	(14,335)	(16,486)	(1,447)
Accounts payable
	4,706	(5,542)	(1,077)
Income taxes payable
	(3,841)	465	(144)
Other
	(1,293)	(2,668)	2,661
Net cash provided by operating activities	100,088	117,838	98,327

Investing Activities
Purchases of property, plant and equipment	(52,665)	(37,107)	(63,078)
Proceeds from disposal of property, plant and equipment	1,874	280	5,193
Acquisition of businesses, net of cash acquired	(1,958)	(34,100)	(37,363)
Net cash used in investing activities	(52,749)	(70,927)	(95,248)

Financing Activities
Proceeds from issuance of short-term and long-term debt	5,659	154,908	268,684
Repayment of short-term and long-term debt	(6,019)	(194,876)	(248,677)
Purchase of common shares for treasury	(6,016)	(17,332)	(16,000)
Cash dividends paid	(2,024)	(2,026)	(1,960)
Proceeds from issuance of stock under option plan	15,884	29,384	3,158
Net cash provided by (used in) financing activities	7,484	(29,942)	5,205

Effect of exchange rate changes on cash and cash equivalents	3,930	1,747	(1,930)

Net increase in cash and cash equivalents	58,753	18,716	6,354
Cash and cash equivalents at beginning of year	31,762	13,046	6,692
Cash and cash equivalents at end of year	$ 90,515 ======	$ 31,762 ======	$ 13,046 ======

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by incurring installment obligations	$ 11,368 ======	$ -- =====	$ -- =====

Property, plant and equipment additions related to asset retirement obligations	$ 6,762 ======	$ -- ====	$ -- =====

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ((in thousands)
	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other	Treasury Stock		Total
	Shares	Par Value				Comprehensive Income (Loss)	Shares	Cost
Balance as of January 1, 2001	25,853	$2,585	$155,001	$ --	$579,181	$(44,073)	(5,886)	$(209,055)	$483,639
Comprehensive income:
Net income	--	--	--	--	49,793	--	--	--	49,793
Currency translation adjustment	--	--	--	--	--	(11,896)	--	--	(11,896)
Minimum pension liability adjustment	--	--	--	--	--	500	--	--	500
Net gain on cash flow hedges	--	--	--	--	--	174	--	--	174
Total comprehensive income	--	--	--	--	49,793	(11,222)	--	--	38,571

Dividends declared	--	--	--	--	(1,960)	--	--	--	(1,960)
Employee benefit transactions	109	11	3,147	--	--	--	--	--	3,158
Income tax benefit arising from employee stock option plans	--	--	411	--	--	--	--	--	411
Purchase of common stock for treasury	--	--	--	--	--	--	(462)	(16,000)	(16,000)

Balance as of December 31, 2001	25,962	2,596	158,559	--	627,014	(55,295)	(6,348)	(225,055)	507,819
Comprehensive income:
Net income	--	--	--	--	53,752	--	--	--	53,752
Currency translation adjustment	--	--	--	--	--	22,137	--	--	22,137
Minimum pension liability adjustment	--	--	--	--	--	(829)	--	--	(829)

Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	(968)	--	--	(968)
Reclassification adjustment	--	--	--	--	--	(79)	--	--	(79)
Total comprehensive income	--	--	--	--	53,752	20,261	--	--	74,013

Dividends declared	--	--	--	--	(2,026)	--	--	--	(2,026)
Employee benefit transactions	975	98	29,286	--	--	--	--	--	29,384
Income tax benefit arising from employee stock option plans	--	--	2,299	--	--	--	--	--	2,299
Purchase of common stock for treasury	--	--	--	--	_--	--	(433)	(17,332)	(17,332)
Balance as of December 31, 2002	26,937	2,694	190,144	--	678,740	(35,034)	(6,781)	(242,387)	594,157
Comprehensive income:
Net income	--	--	--	--	63,220	--	--	--	63,220
Currency translation adjustment	--	--	--	--	--	39,695	--	--	39,695
Minimum pension liability adjustment	--	--	--	--	--	(1,368)	--	--	(1,368)

Cash flow hedges:
Net derivative gains arising during the year	--	--	--	--	--	521	--	--	521
Total comprehensive income	--	--	--	--	63,220	38,848	--	--	102,068

Dividends declared	--	--	--	--	(2,024)	--	--	--	(2,024)
Employee benefit transactions	485	48	15,836	--	--	--	--	--	15,884
Income tax benefit arising from employee stock option plans	--	--	3,176	--	--	--	--	--	3,176
Issuance of restricted stock	--	--	1,356	(1,356)	--	--	--	--	--
Amortization of restricted stock	--	--	--	136	--	--	--	--	136
Purchase of common stock for treasury	--	--	--	--	--	--	(150)	(6,016)	(6,016)
Balance as of December 31, 2003	27,422 =====	$2,742 ====	$210,512 ======	$(1,220) ====	$739,936 =====	$ 3,814 =====	(6,931) ====	$(248,403) ======	$707,381 =====

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

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

     Cash Equivalents
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $1.1 million and $3.8 million at December 31, 2003 and 2002, respectively.

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

     In the third quarter of 2002, the Company reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, the Company also reviewed the useful lives of the assets at its remaining satellite PCC facilities and other plants. During the first quarter of 2003, the Company revised the estimated useful lives of machinery and equipment pertaining to its natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%) and reduced the useful lives of buildings at certain satellite PCC facilities from 25 years (4%) to 15 years (6.67%). The Company also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, the Company reached an agreement with IP that extended eight PCC supply contracts

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of approximately $0.08 in 2003.

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

     Accounting for the Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Stock-Based Compensation
     The Company has elected to recognize compensation costs on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed in Note 2, "Stock-Based Compensation" the pro forma effect of the fair value method on net income and earnings per share.

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

     Reclassifications
     Certain reclassifications have been made to prior-year amounts to conform with the current year presentation.

Note 2.  Stock-Based Compensation

     In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. SFAS No. 123 requires the disclosure of pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001
Expected life (years)	7	7	7
Interest rate	3.74%	3.27%	4.69%
Volatility	30.61%	31.21%	30.41%
Expected dividend yield	0.21%	0.21%	0.28%

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2003, 2002 and 2001 were $18.86, $18.30 and $14.36 per share, respectively. Pro forma net income for the fair value of stock options awarded in 2003, 2002 and 2001 were as follows:
	2003	2002	2001
(millions of dollars, except per share amounts)
Income before cumulative effect of accounting change, as reported	$ 66.7	$ 53.8	$ 49.8
Add: Stock-based employee compensation included in reported income before accounting change	0.1	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.2)	(5.5)
Pro forma income before cumulative effect of accounting change	64.6	51.6	44.3
Cumulative effect of accounting change	3.4	--	--
Pro forma net income	$ 61.2 ====	$ 51.6 ====	$ 44.3 ====

Net income, as reported	$ 63.2 ====	$ 53.8 ====	$ 49.8 ====

Basic EPS
Income before cumulative effect of accounting change, as reported	$ 3.30	$ 2.66	$ 2.54
Pro forma income before cumulative effect of accounting change	3.20	2.55	2.26
Pro forma net income	3.03	2.55	2.26
Net income, as reported	3.13	2.66	2.54

Diluted EPS
Income before cumulative effect of accounting change, as reported	$ 3.26	$ 2.61	$ 2.48
Pro forma income before cumulative effect of accounting change	3.17	2.51	2.21
Pro forma net income	3.00	2.51	2.21
Net income, as reported	3.09	2.61	2.48

Note 3.  Earnings Per Share (EPS)
Thousands of Dollars, Except Per Share Amounts
Basic EPS	2003	2002	2001

Income before cumulative effect of accounting change	$66,653	$53,752	$49,793
Cumulative effect of accounting change	3,433	--	--
Net income
	$63,220 =====	$53,752 =====	$49,793 =====

Weighted average shares outstanding	20,208	20,199	19,630

Basic earnings per share before cumulative effect of accounting change	$ 3.30	$ 2.66	$ 2.54
Cumulative effect of accounting change	(0.17)	--	--
Basic earnings per share
	$ 3.13 ====	$ 2.66 ====	$ 2.54 =====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted EPS	2003	2002	2001

Income before cumulative effect of change	$66,653	$53,752	$49,793
Cumulative effect of accounting change	3,433	--	--
Net income
	$63,220 =====	$53,752 ====	$49,793 =====

Weighted average shares outstanding	20,208	20,199	19,630
Dilutive effect of stock options	223	370	433
Weighted average shares outstanding, adjusted	20,431	20,569	20,063

Diluted earnings per share before cumulative effect of accounting change	$ 3.26	$ 2.61	$ 2.48
Cumulative effect of accounting change	(0.17)	--	--
Diluted earnings per share
	$ 3.09 ====	$ 2.61 ====	$ 2.48 ====

     The weighted average diluted common shares outstanding for the years ending December 31, 2002 and 2001 excludes the dilutive effect of approximately 445,000, and 376,000 options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during such years.

Note 4.  Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:

Thousands of Dollars	2003	2002	2001

Domestic	$ 32,853	$ 44,768	$ 40,777
Foreign	39,491	30,966	31,893
Total income before provision for income taxes	$ 72,344 =====	$ 75,734 ====	$ 72,670 =====

     The provision for taxes on income consists of the following:
Thousands of Dollars	2003	2002	2001

Domestic
Taxes currently payable Federal	$(12,674)	$ 5,797	$ 8,906
State and local	1,281	179	1,484
Deferred income taxes	4,036	5,873	998
Domestic tax provision	(7,357)	11,849	11,388

Foreign
Taxes currently payable	10,424	11,601	10,889
Deferred income taxes	1,049	(3,230)	(1,129)
Foreign tax provision	11,473	8,371	9,760

Total tax provision	$ 4,116 =====	$ 20,220 =====	$ 21,148 =====

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(5.5)	(4.7)	(4.5)
Difference between tax provided on foreign earnings and the U.S. statutory rate	(3.3)	(3.2)	(1.9)
State and local taxes, net of Federal tax benefit	0.8	1.4	1.5
Tax credits and foreign dividends	2.3	(0.9)	(1.4)
Contribution of technology	(2.5)	--	--
Reversal of tax accruals	(20.7)	--	--
Other	(0.4)	(0.9)	0.4
Consolidated effective tax rate	5.7% ===	26.7% ===	29.1% ===

     The Company reversed certain tax accruals during the second half of 2003 as a result of the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years. This one-time, non-cash item resulted in a reduction to the tax provision for 2003 of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 26.4% to 5.7%.

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2003	2002
Deferred tax assets:
State and local taxes	$ 4,218	$ 3,554
Accrued expenses	2,432	3,131
Deferred expenses	5,425	4,244
Net operating loss carry forwards	9,339	7,745
Other	4,520	1,125
Total deferred tax assets	25,934	19,799

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	66,172	63,590
Pension and post-retirement benefits cost deducted for tax purposes in excess of amounts reported for financial statements	8,441	2,885
Other	2,938	1,507
Total deferred tax liabilities	77,551	67,982

Net deferred tax liabilities	$51,617 =====	$48,183 =====

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     The Company recorded $9.3 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $0.5 million expire over the next six years, and $8.8 million can be utilized over an indefinite period.

     Net cash paid for income taxes were $15.6 million, $14.6 million, and $20.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 5.  Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $102.8 million of foreign subsidiaries' undistributed earnings as of December 31, 2003 because such earnings, for the most part, are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $3.8 million.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net foreign currency exchange gains, included in other deductions in the Consolidated Statement of Income, were $476,000, $233,000, and $201,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 6.  Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2003	2002
Raw materials	$34,132	$32,967
Work in process	8,153	7,153
Finished goods	25,998	25,459
Packaging and supplies	18,095	17,330
Total inventories	$86,378 =====	$82,909 =====

Note 7.  Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2003	2002
Land	$ 19,873	$ 21,516
Quarries/mining properties	49,770	27,918
Buildings	151,923	140,550
Machinery and equipment	837,659	801,788
Construction in progress	54,899	39,548
Furniture and fixtures and other	95,826	84,684
	1,209,950	1,116,004
Less: Accumulated depreciation and depletion	(648,362)	(578,580)
Property, plant and equipment, net	$ 561,588 ======	$ 537,424 ======

Note 8.  Restructuring Charges

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately 70 people or three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. As of December 31, 2003 substantially all of the employees identified in the workforce reduction were terminated and $1.0 million of accrued restructuring liability was paid. As of December 31, 2003, the remaining restructuring liability was approximately $2.3 million.

Note 9.   Acquisitions

  On September 15, 2003, the Company purchased for approximately $2.0 million a pre-cast refractory shapes manufacturing facility.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions:
Millions of Dollars	2003	2002

Current assets	$ --	$11.6
Property, plant and equipment	2.0	17.7
Intangible assets	--	0.7
Goodwill	--	5.5
Net operating loss carry forwards	--	3.4
Total assets acquired	2.0	38.9
Liabilities assumed	--	(4.8)
Net cash paid	$ 2.0 ===	$34.1 ===

Note 10. Goodwill and Other Intangible Assets

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

     The carrying amount of goodwill was $52.7 million and $51.3 million as of December 31, 2003 and December 31, 2002, respectively. The net change in goodwill since January 1, 2003 was primarily attributable to the effect of foreign exchange.

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had come into effect in 2001:
(thousands of dollars)	Year Ended December 31,
	2003	2002	2001
Reported net income	$63,220	$53,752	$49,793
Addback: goodwill amortization	--	--	818
Adjusted net income	$63,220 =====	$53,752 ====	$50,611 =====

Basic earnings per share:
Reported net income	$ 3.13	$ 2.66	$ 2.54
Goodwill amortization	--	--	0.04
Adjusted net income	$ 3.13 ====	$ 2.66 ====	$ 2.58 ====

Diluted earnings per share:
Reported net income	$ 3.09	$ 2.61	$ 2.48
Goodwill amortization	--	--	0.04
Adjusted net income	$ 3.09 ====	$ 2.61 ====	$ 2.52 ====

     Acquired intangible assets subject to amortization as of December 31, 2003 and December 31, 2002 were as follows:
	December 31, 2003		December 31, 2002
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$ 5.8	$ 0.9	$ 5.8	$ 0.7
Customer lists	1.4	0.2	1.4	0.1
Other	0.2	0.1	0.2	--
	$ 7.4 ===	$ 1.2 ===	$ 7.4 ===	$ 0.8 ===

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was $0.4 million in 2003 and the estimated amortization expense is $0.4 million for each of the next five years through 2008.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Included in other assets and deferred charges is an intangible asset of approximately $13.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.3 million was amortized in 2003. Estimated amortization as a reduction of sales is as follows: 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 11. Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2003, the Company recorded a writedown of impaired assets of $3.2 million for the planned closure of a plant and for assets made obsolete by improved technology. During 2002, the Company recorded a write-down of impaired assets of $0.8 million for a precipitated calcium carbonate plant at a paper mill that had ceased operations.

Note 12. Derivative Instruments and Hedging Activities

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

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as a cash flow hedge. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expire in January 2005. These agreements effectively convert a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 13 open foreign exchange contracts at December 31, 2003.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Financial Instruments and Concentrations of Credit Risk

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would not subject the Company to additional risk from exchange rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2003, the Company had open foreign exchange contracts to purchase $2.2 million of foreign currencies. These contracts range in maturity from January 21, 2004 to June 23, 2004. The fair value of these instruments was an asset of $0.1 million on December 31, 2003. There were no open foreign exchange contracts at December 31, 2002.

     Interest rate swap agreements: The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. At December 31, 2003, the Company had two interest rate swaps with major financial institutions that effectively converted variable-rate debt to a fixed rate. One swap has a notional amount of $20 million and the other swap has a notional amount of $10 million. These swap agreements are under three-year terms expiring in January 2005 whereby the Company pays 4.50% and receives a three-month LIBOR rate plus 45 basis points. The fair value of these instruments was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The fair value of these instruments was a liability of approximately $1.0 million and $1.5 million at December 31, 2003 and December 31, 2002, respectively.

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

     The Company's bad debt expense for the years ended December 31, 2003, 2002, and 2001was $5.3 million, $6.2 million and $3.9 million, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	December 31, 2003	December 31, 2002

7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$50,000
Yen-denominated Guaranteed Credit Agreement Due March 31, 2007	8,256	8,957
Variable/Fixed Rate Industrial Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	11,368	--
Other borrowings	1,910	1,594
	101,334	90,351
Less: Current maturities	3,175	1,331
Long-term debt	$ 98,159 =====	$89,020 =====

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

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.18% and 1.57% for the years ended December 31, 2003 and 2002, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.16% and 1.51% for the years ended December 31, 2003 and 2002, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.16% and 1.56% for the years ended December 31, 2003 and 2002, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.16% and 1.56% for the years ended December 31, 2003 and 2002, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 1.65% and 2.33% for the years ended December 31, 2003 and 2002, respectively.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. The principal payments are as follows: 2004 - $0.8 million; 2005 - $0.9 million, 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     The aggregate maturities of long-term debt are as follows: 2004 - $3.2 million; 2005 - $3.8 million; 2006 - $54.0 million, 2007 - $2.0 million; 2008 - $7.0 million; thereafter - $31.3 million.

     The Company had available approximately $110.0 million in uncommitted, short-term bank credit lines, of which $30.0 million was in use at December 31, 2003. The interest rate for these borrowings was approximately 4.09% for the year ended December 31, 2003.

     During 2003, 2002 and 2001, respectively, the Company incurred interest costs of $6.2 million, $6.4 million and $8.8 million including $0.8 million, $0.6 million and $0.9 million, respectively, which were capitalized. Interest paid approximated the incurred interest costs.

Note 15. Benefit Plans

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

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company's other postretirement benefits do provide for such prescription-drug benefits. The Company has made a one-time election to defer accounting for the economic effects of the Medicare Act, as permitted by FASB Staff Position 106-1. The FASB plans to issue authoritative guidance on the accounting for the subsidies in 2004. The issued guidance could require the Company to change previously reported information.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2003 and 2002 is as follows:

Obligations and Funded Status
	Pension Benefits		Other Benefits
Millions of Dollars	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$125.8	$107.2	$ 24.3	$ 21.6
Service cost	5.7	5.1	1.2	1.1
Interest cost	7.9	7.3	1.6	1.5
Actuarial gain	7.9	7.5	2.2	1.6
Benefits paid	(6.2)	(4.1)	(2.4)	(1.5)
Other	1.6	2.8	--	--
Benefit obligation at end of year	$142.7 ====	$125.8 ====	$ 26.9 ===	$ 24.3 ===

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Millions of Dollars	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in plan assets
Fair value of plan assets at beginning of year	$111.4	$102.7	$ --	$ --
Actual return on plan assets	22.8	(9.2)	--	--
Employer contributions	20.8	20.2	2.4	1.6
Plan participants' contributions	0.2	0.2	--	--
Benefits paid	(7.2)	(4.1)	(2.4)	(1.6)
Other	4.7	1.6	--	--
Fair value of plan assets at end of year	$152.7 ====	$111.4 ====	$ -- ===	$ -- ===

Funded status	$ 10.0	$(14.4)	$(26.9)	$(24.3)
Unrecognized transition amount	(0.1)	--	--	--
Unrecognized net actuarial loss	31.3	42.0	6.4	4.4
Unrecognized prior service cost	4.6	4.7	--	--
Prepaid (accrued) benefit cost	$ 45.8 ===	$ 32.3 ===	$(20.5) ===	$(19.9) ===

      Amounts recognized in the consolidated balance sheet consist of:
Millions of Dollars	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid expenses	$ 4.3	$ --	$ --	$ --
Prepaid benefit cost	46.3	36.1	(20.5)	--
Accrued benefit liabilities	(7.3)	(7.2)	--	(19.9)
Intangible asset	1.1	1.2	--	--
Accumulated other comprehensive loss	1.4	2.2	--	--
Net amount recognized	$ 45.8 ===	$ 32.3 ===	$(20.5) ===	$(19.9) ===

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:
December 31,
	2003	2002
Projected benefit obligation	$ 33.6	$ 31.5
Accumulated benefit obligation	$ 29.3	$ 26.4
Fair value of plan assets	$ 23.8	$ 17.8

     The accumulated benefit obligation for all defined benefit pension plans was $131.9 million and $109.8 million at December 31, 2003 and 2002, respectively.

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Other Benefits
Millions of Dollars	2003	2002	2001	2003	2002	2001
Service cost	$ 5.7	$ 5.1	$ 5.2	$ 1.2	$ 1.1	$ 1.1
Interest cost	7.9	7.3	6.9	1.6	1.5	1.4
Expected return on plan assets	(10.1)	(9.0)	(9.5)	--	--	--
Amortization of transition amount	0.1	0.1	0.8	--	--	--
Amortization of prior service cost	0.6	0.5	0.5	0.1	(0.4)	(1.7)
Recognized net actuarial loss (gain)	2.3	0.8	(0.2)	--	--	--
SFAS No. 88 settlement	--	--	1.9	--	--	--
Net periodic benefit cost	$ 6.5 ===	$ 4.8 ===	$ 5.6 ===	$ 2.9 ===	$ 2.2 ===	$ 0.8 ===

     Unrecognized prior service cost is amortized on an accelerated basis over the average remaining service period of each active employee.

     Under the provisions of SFAS No. 88, lump sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $1.9 million in 2001.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that is intended to remain at a level percentage of compensation for covered employees. The funding policy for the international plans conforms to local governmental and tax requirements. The plans' assets are invested primarily in stocks and bonds.

Additional Information

     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of
December 31 are as follows:
	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	8.75%	9.25%
Rate of compensation increase	3.50%	3.50%	4.00%

     The Company considers a number of factors to determine its expected rate of return on plan assets assumptions, including historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1993 to 2003), the results of which exceed the 8.75% rate of return assumption that the Company ultimately selected for domestic plans. The Company also considered the plan portfolios' asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The historical return of this universe of similar portfolios also exceeded the return assumption that the Company ultimately selected. Finally, the Company reviewed performance of the capital markets in recent years and, upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.75% return assumption used for domestic plans.

     For measurement purposes, health care cost trend rates of approximately 10% for pre-age-65 and post-age-65 benefits were used in 2003. These trend rates were assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:
Thousands of Dollars	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total service and interest cost components	11	(12)
Effect on postretirement benefit obligation	150	(160)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category are as follows:
Asset Category	Plan Assets at December 31,
	2003	2002
Equity securities	68.9%	68.4%
Fixed income securities	30.1%	30.6%
Real estate	0.4%	0.4%
Other	0.6%	0.6%
Total	100% ===	100% ===

          The following table presents domestic and foreign pension plan assets information at December 31, 2003, 2002 and 2001 (the measurement date of pension plan assets):
Millions of Dollars	U.S. Plans			International Plans
	2003	2002	2001	2003	2002	2001
Fair value of plan assets	$123.5	$87.6	$77.9	$29.2	$23.7	$24.7

     Contributions
     The Company expects to contribute $7 million to its pension plan and $10 million to its other postretirement benefit plan in 2004.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Investment Strategies
     The Plan Assets Committee has adopted an investment policy for domestic pension plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets, primarily in equity and fixed income securities. The Company has targeted an investment mix of 65% in equity securities and 35% in fixed income securities.

      Savings and Investment Plans
      The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.0 million, $2.9 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16. Leases

     The Company has several noncancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $4.9 million, $4.6 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total future minimum rental commitments under all noncancelable leases for each of the years 2004 through 2008 and in the aggregate thereafter are approximately $5.4 million, $4.8 million, $3.9 million, $3.0 million, and $4.7 million, respectively and $8.1 million thereafter.

     Total future minimum payments to be received under direct financing leases for each of the years 2004 through 2008 and in the aggregate thereafter are approximately $2.8 million, $2.6 million, $2.0 million, $1.3 million, and $1.0 million respectively and $3.3 million thereafter.

Note 17. Litigation

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order which had been agreed to by MTI, Specialty Minerals Inc. and Minteq International Inc. relating to the Canaan, Connecticut, site at which both Minteq and Specialty Minerals have operations. The order settled claims relating to an accidental discharge of machine oil alleged to have contained polychlorinated biphenyls at or above regulated levels, as well as alleged violations of requirements pertaining to stormwater and waste water discharge and to management of underground storage tanks. The order required payment of a civil penalty in the amount of $11,000 and funding of several supplemental environmental projects totaling $330,000. These amounts were paid on April 21, 2003. Cost of remediation at the site remains uncertain.

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or asbestos-containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than ordinary routine litigation that is incidental to their businesses.

Note 18. Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 20,491,499 shares and 20,155,787 shares were outstanding at December 31, 2003 and 2002, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $2.0 million or $0.10 per common share were paid during 2003. In January 2004, a cash dividend of approximately $1.4 million or $0.05 per share, was declared, payable in the first quarter of 2004.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
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

Stock and Incentive Plan

     The Company has adopted a Stock Award and Incentive Plan (the "Plan"), which provides for grants of incentive and non-qualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

     In 2001, the shareholders approved an amendment to increase the number of shares of common stock available under the Plan by an additional 0.5 million.

     The following table summarizes stock option activity for the Plan:
	Shares Available For Grant	Under Option
		Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2001	1,252,989	2,519,214	34.23
Authorized	500,000	--	--
Granted	(252,500)	252,500	34.81
Exercised	--	(109,504)	29.04
Canceled	42,057	(42,057)	38.57
Balance December 31, 2001	1,542,546	2,620,153	34.43
Granted	(285,728)	285,728	46.92
Exercised	--	(977,363)	30.03
Canceled	20,335	(20,335)	50.83
Balance December 31, 2002	1,277,153	1,908,183	38.54
Granted	(82,435)	82,435	47.74
Exercised	--	(483,978)	32.92
Canceled	23,874	(23,874)	39.17
Balance December 31, 2003	1,218,592 =======	1,482,766 =======	40.85 ====

    The following table summarizes information concerning Plan options at December 31, 2003:
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$30.625 - 34.825	278,043	5.0	$33.00	225,773	$32.57
$36.725 - 39.530	776,167	5.4	$39.52	762,667	$39.53
$42.070 - 53.120	428,556	7.9	$48.40	191,685	$49.07

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the minimum pension liability and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
	Currency Translation Adjustment	Minimum Pension Liability	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2001	$(43.1)	$(1.0)	$ --	$(44.1)
Current year change	(11.9)	0.5	0.2	(11.2)

Balance at December 31, 2001	(55.0)	(0.5)	0.2	(55.3)
Current year change	22.2	(0.8)	(1.1)	20.3

Balance at December 31, 2002	(32.8)	(1.3)	(0.9)	(35.0)
Current year change	39.7	(1.4)	0.5	38.8

Balance at December 31, 2003	$ 6.9 ====	$(2.7) ===	$(0.4) ===	$ 3.8 ===

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $0.8 million, ($1.1) million, and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 20. Accounting for Asset Retirement Obligations

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

     Upon adoption, the Company recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with the Company's PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. As a result of this pronouncement, the Company recorded additional depreciation and accretion expenses of approximately $1.0 million for full year 2003. Such charge is included in cost of goods sold. The pro forma effect on results, assuming that SFAS No. 143 were applied retroactively, would be a non-cash, after-tax charge to earnings of approximately $0.5 million for the full year 2002.

     The following is a reconciliation of asset retirement obligations as of December 31, 2003:
(thousands of dollars)

Asset retirement liability, beginning of period	$8,953
Accretion expense	712
Payments made	(350)
Asset retirement liability, end of period	$9,315 ====

Note 21. Accounting for Costs Associated with Exit or Disposal Activities

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

Note 22. Deferred Compensation

     In July 2003, the Company granted to certain corporate officers rights to receive 27,600 shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The compensation expense amortized with respect to the units during 2003 was approximately $135,600.

Note 23. Segment and Related Information

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 10.0%, 11.5% and 13.0% of consolidated net sales in 2003, 2002 and 2001, respectively. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2003, 2002 and 2001was as follows (in millions):
	2003
	Specialty Minerals	Refractories	Total
Net sales	$557.1	$256.6	$813.7
Income from operations	55.4	21.8	77.2
Restructuring charges	1.7	1.6	3.3
Writedown of impaired assets	2.0	1.2	3.2
Bad debt expenses	1.1	4.2	5.3
Depreciation, depletion and amortization	56.9	9.4	66.3
Segment assets	672.3	253.9	926.2
Capital expenditures	37.1	12.4	49.5

	2002
	Specialty Minerals	Refractories	Total
Net sales	$520.1	$232.6	$752.7
Income from operations	60.0	20.9	80.9
Bad debt expenses	3.8	2.4	6.2
Writedown of impaired assets	0.8	--	0.8
Depreciation, depletion and amortization	59.0	10.0	69.0
Segment assets	612.7	238.6	851.3
Capital expenditures	27.3	9.7	37.0

	2001
	Specialty Minerals	Refractories	Total
Net sales	$483.3	$201.1	$684.4
Income from operations	55.5	25.1	80.6
Restructuring charges	3.0	0.4	3.4
Bad debt expenses	0.6	3.3	3.9
Depreciation, depletion and amortization	55.9	10.6	66.5
Segment assets	587.9	231.4	819.3
Capital expenditures	54.3	8.6	62.9

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
	2003	2002	2001
Income before provision for taxes on income and minority interests
Consolidated income from operations	$ 77.2	$ 80.9	$ 80.6
Interest income	0.8	1.1	0.8
Interest expense	(5.4)	(5.8)	(7.9)
Other deductions	(0.3)	(0.5)	(0.8)
Income before provision for taxes on income and minority interests
	$ 72.3 ===	$ 75.7 ===	$ 72.7 ===
	2003	2002	2001
Total assets
Total segment assets	$ 926.2	$851.3	$819.3
Corporate assets	109.3	48.6	28.5
Consolidated total assets
	$1,035.5 =====	$899.9 ====	$847.8 ====
	2003	2002	2001
Capital expenditures
Total segment capital expenditures	$ 49.5	$ 37.0	$ 62.9
Corporate capital expenditures	3.2	0.1	0.2

Consolidated total capital expenditures
	$ 52.7 ===	$ 37.1 ===	$ 63.1 ===

     The following is a schedule of amortization expense related to goodwill by segment:
	Amortization of Goodwill
(thousands of dollars)	Year Ended December 31,
	2003	2002	2001
Specialty Minerals	$ --	$ --	$ 373
Refractories	--	--	991
Total	$ -- ===	$ -- ===	$1,364 ====

     The carrying amount of goodwill by reportable segment as of December 31, 2003 and December 31, 2002 was as follows:
	Goodwill
(thousands of dollars)	2003	2002
Specialty Minerals	$ 15,682	$ 14,637
Refractories	37,039	36,654
Total	$ 52,721 =====	$ 51,291 =====

     The net change in goodwill since December 31, 2002 was primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net sales	2003	2002	2001
United States	$499.9	$482.2	$442.7

Canada/Latin America	72.4	68.5	63.6
Europe/Africa	192.6	156.0	129.6
Asia	48.8	46.0	48.5
Total International	313.8	270.5	241.7

Consolidated total net sales	$813.7 ====	$752.7 ===	$684.4 ====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2003	2002	2001
United States	$402.4	$400.6	$411.1

Canada/Latin America	24.5	21.5	28.5
Europe/Africa	154.7	141.3	115.3
Asia	37.1	31.9	31.4
Total International	216.3	194.7	175.2

Consolidated total long-lived assets	$618.7 ====	$595.3 ====	$586.3 ====

Note 24. Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share Amounts
2003 Quarters	First	Second	Third	Fourth

Net Sales by Product Line
PCC	$109,252	$106,587	$108,541	$111,711
Processed Minerals	28,523	30,770	30,564	31,201
Specialty Minerals Segment	137,775	137,357	139,106	142,912
Refractories Segment	63,675	65,017	59,128	68,773

Consolidated net sales	201,450	202,374	198,234	211,685
Gross profit	49,767	49,996	47,486	50,745
Income before cumulative effect of accounting change	14,917	14,283	24,251	13,202
Cumulative effect of accounting change	3,433	--	--	--
Net income	$ 11,484	$ 14,283	$ 24,251	$ 13,202

Earnings per share before accounting change:
Basic	$ 0.74	$ 0.71	$ 1.20	$ 0.65
Diluted	$ 0.74	$ 0.70	$ 1.18	$ 0.64

Earnings per share after accounting change:
Basic	$ 0.57	$ 0.71	$ 1.20	$ 0.65
Diluted	$ 0.57	$ 0.70	$ 1.18	$ 0.64

Market Price Range Per Share of Common Stock:
High	$ 44.25	$ 50.20	$ 53.15	$ 60.75
Low	$ 35.45	$ 37.57	$ 47.09	$ 50.90
Close	$ 37.79	$ 48.14	$ 51.44	$ 59.25

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

     In the fourth quarter of 2003, the Company recorded a $3.2 million writedown of impaired assets relating to the planned closure of the Company's operations in River Rouge, Michigan and the retirement of certain Synsil® product assets made obsolete by an improved manufacturing process.  In addition, the Company recorded restructuring charges of $3.3 million in the fourth quarter of 2003.

     The Company reversed certain tax accruals due to the expiration of the statute of limitations in the third quarter of 2003. As a result, the tax provision was decreased by $11.5 million in the third quarter and $3.5 million in the fourth quarter.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 Quarters	First	Second	Third	Fourth

Net Sales by Product Line
PCC	$102,876	$103,320	$107,562	$109,230
Processed Minerals	21,439	24,380	24,546	26,726
Specialty Minerals Segment	124,315	127,700	132,108	135,956
Refractories Segment	54,685	59,128	60,026	58,762

Consolidated net sales	179,000	186,828	192,134	194,718
Gross profit	45,576	46,166	46,397	45,806
Net income	$ 13,543	$ 13,997	$ 14,213	$ 11,999

Earnings per share:
Basic	$ 0.68	$ 0.68	$ 0.70	$ 0.60
Diluted	$ 0.66	$ 0.67	$ 0.70	$ 0.59
Market Price Range Per Share of Common Stock:
High	$ 53.91	$ 53.84	$ 48.99	$ 46.07
Low	$ 44.06	$ 49.12	$ 33.17	$ 36.38
Close	$ 52.93	$ 49.32	$ 37.07	$ 43.15

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025

    In the second quarter of 2002, the Company recorded a $0.75 million write-down of impaired assets related to a satellite PCC plant at a paper mill that has ceased operations.

Independent Auditors' Report

The Board of Directors and Shareholders
Minerals Technologies Inc.:

          We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

KPMG LLP

New York, New York
January 22, 2004

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

Paul R. Saueracker
Chairman of the Board, President and
 Chief Executive Officer

John A. Sorel
Senior Vice President, Finance and
 Chief Financial Officer

Michael A. Cipolla
 Vice President, Corporate Controller and
 Chief Accounting Officer

January 22, 2004

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)(b)	Balance at End of Period

Year ended December 31, 2003
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$7,079	$5,307	$(5,376)	$7,010

Year ended December 31, 2002
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3,697	$6,214	$(2,832)	$7,079

Year ended December 31, 2001
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$2,898	$3,930	$(3,131)	$3,697

(a)  Includes impact of translation of foreign currencies.
(b)  Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $618.

S-1