Form 10-Q
period 2004-03-28
MINERALS TECHNOLOGIES INC
filed 2004-05-06
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 21, 2004 20,535,889

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three-month periods ended March 28, 2004 and March 30, 2003	3
Condensed Consolidated Balance Sheet as of March 28, 2004 and December 31, 2003	4
Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 28, 2004 and March 30, 2003	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Review Report	14
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.
Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	21
Item 2.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 6.
Exhibits and Reports on Form 8-K	21
Signatures	23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended
(in thousands, except per share data)	March 28, 2004	March 30, 2003
Net sales	$209,473	$201,450
Operating costs and expenses:
Cost of goods sold	159,807	151,683
Marketing and administrative expenses	22,211	21,137
Research and development expenses	6,817	6,085
Restructuring costs	572	--
Income from operations	20,066	22,545
Non-operating deductions, net	1,565	1,027
Income before provision for taxes
on income and minority interests	18,501	21,518
Provision for taxes on income	5,500	6,134
Minority interests	411	467
Income before cumulative effect of accounting change	12,590	14,917
Cumulative effect of accounting change	--	3,433
Net income	$12,590 ======	$11,484 ======
Earnings per share:
Basic:
Before cumulative effect of accounting change	$0.61	$0.74
Cumulative effect of accounting change	--	(0.17)
Basic earnings per share	$0.61 ======	$0.57 ======
Diluted:
Before cumulative effect of accounting change	$0.61	$0.74
Cumulative effect of accounting change	--	(0.17)
Diluted earnings per share	$0.61 ======	$0.57 ======

Cash dividends declared per common share	$0.050	$0.025
Shares used in computation of earnings per share:
Basic	20,479	20,117
Diluted	20,716	20,223

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

(in thousands, except per share data)	March 28, 2004*	December 31, 2003**
Current assets:
Cash and cash equivalents	$86,561	$90,515
Accounts receivable, net	157,718	147,600
Inventories	83,244	86,378
Prepaid expenses and other current assets	16,163	15,632
Total current assets	343,686	340,125

Property, plant and equipment, less accumulated
depreciation and depletion - March 28, 2004 - $661,639; December 31, 2003 - $648,362	557,967	561,588
Goodwill	52,671	52,721
Prepaid benefit cost	45,487	46,251
Other assets and deferred charges	34,671	34,815
Total assets	$1,034,482 =============	$1,035,500 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$30,000	$30,347
Current maturities of long-term debt	3,524	3,175
Accounts payable	41,736	44,217
Other current liabilities	42,103	44,296
Total current liabilities	117,363	122,035

Long-term debt	98,015	98,159
Other non-current liabilities	107,018	107,925
Total liabilities	322,396	328,119

Shareholders' equity:
Common stock	2,746	2,742
Additional paid-in capital	213,692	210,512
Deferred compensation	(2,578)	(1,220)
Retained earnings	751,503	739,936
Accumulated other comprehensive income (loss)	(386)	3,814
	964,977	955,784
Less treasury stock	252,891	248,403
Total shareholders' equity	712,086	707,381
Total liabilities and shareholders' equity	$1,034,482 =============	$1,035,500 ==============

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	March 28, 2004	March 30, 2003
Operating Activities:
Net income	$12,590	$11,484
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	--	3,433
Depreciation, depletion and amortization	17,481	17,627
Other non-cash items	2,926	1,620
Net changes in operating activities	(14,311)	(16,730)
Net cash provided by operating activities	18,686	17,434

Investing Activities:
Purchases of property, plant and equipment	(17,518)	(7,709)
Net cash used in investing activities	(17,518)	(7,709)

Financing Activities:
Proceeds from issuance of short-term debt	--	5,318
Repayment of debt	(352)	(5,318)
Purchase of common shares for treasury	(4,487)	(4,716)
Proceeds from issuance of stock under option plan	1,494	1,391
Cash dividends paid	(1,023)	(502)
Net cash used in financing activities	(4,368)	(3,827)
Effect of exchange rate changes on cash and cash equivalents	(754)	(365)
Net increase (decrease) in cash and cash equivalents	(3,954)	5,533
Cash and cash equivalents at beginning of period	90,515	31,762
Cash and cash equivalents at end of period	$86,561	$37,295

Supplemental disclosure of cash flow information:
Interest paid	$2,357 =============	$2,648 ============
Income taxes paid	$4,531 =============	$1,726 ============

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 3 -- Accounting for Stock-Based Compensation

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	March 28, 2004	March 30, 2003

Expected life (years)	7	7
Interest rate	3.33%	3.27%
Volatility	30.47%	30.93%
Expected dividend yield	0.37%	0.26%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended
(millions of dollars, except per share amounts)	March 28, 2004	March 30, 2003
Income before cumulative effect of accounting change,	$12.6	$14.9
as reported
Add: Stock-based employee compensation
included in reported income before accounting change	0.1	--
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(0.6)	(0.4)
Pro forma income before cumulative effect of
accounting change	12.1	14.5
Cumulative effect of accounting change	--	3.4
Pro forma net income	$12.1 ============	$11.1 ============

Net income, as reported	$12.6 ============	$11.5 ============

Basic EPS
Income before cumulative effect of accounting change,
as reported	$0.61	$0.74
Pro forma income before cumulative effect of
accounting change	$0.59	$0.72
Pro forma net income	$0.59	$0.55
Net income, as reported	$0.61	$0.57

Diluted EPS
Income before cumulative effect of accounting change,
as reported	$0.61	$0.74
Pro forma income before cumulative effect of
accounting change	$0.59	$0.72
Pro forma net income	$0.59	$0.55
Net income, as reported	$0.61	$0.57

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
Basic EPS (in thousands, except per share data)	March 28, 2004	March 30, 2003

Income before cumulative effect of accounting change	$12,590	$14,917

Cumulative effect of accounting change	--	(3,433)

Net income	$12,590 =======	$11,484 =======

Weighted average shares outstanding	20,479	20,117

Basic earnings per share before cumulative effect of accounting change	$0.61	$0.74

Cumulative effect of accounting change	--	(0.17)
Basic earnings per share	$0.61 =======	$0.57 =======

	Three Months Ended
Diluted EPS (in thousands, except per share data)	March 28, 2004	March 30, 2004
Income before cumulative effect of accounting change	$12,590	$14,917
Cumulative effect of accounting change	--	(3,433)
Net income	$12,590 =======	$11,484 =======

Weighted average shares outstanding	20,479	20,117
Dilutive effect of stock options and stock units	237	106
Weighted average shares outstanding, adjusted	20,716	20,223
Diluted earnings per share before cumulative effect of accounting change	$0.61	$0.74
Cumulative effect of accounting change	--	(0.17)
Diluted earnings per share	$0.61 =======	$0.57 =======

Note 5 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	March 28, 2004	December 31, 2003

Raw materials	$33,791	$34,132
Work-in-process	7,987	8,153
Finished goods	22,957	25,998
Packaging and supplies	18,509	18,095
Total inventories	$83,244 ==========	$86,378 ==========

Note 6 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance,

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

other employee benefits, and lease termination costs. During the first quarter of 2004, additional severance costs related to this program of approximately $0.6 million were recorded.

     The following is a reconciliation of the restructuring liability as of March 28, 2004:
(millions of dollars)	Dec. 31, 2003 Balance	2004 Provision	2004 Payments	March 28, 2004 Balance

Employee Severance and Termination Benefits	$2.3 ======	$0.6 ======	$(2.6) ======	$0.3 ======

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities.

     During the first quarter of 2003, the Company paid approximately $660,000 of one-time termination benefits to a group of employees at the Specialty Minerals facility in the United Kingdom. Such charge was included in cost of goods sold.

Note 7 -- Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $52.7 million as of March 28, 2004 and December 31, 2003, respectively.

     Acquired intangible assets subject to amortization as of March 28, 2004 and December 31, 2003 were as follows:
	March 28, 2004		December 31, 2003
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$5.8	$1.0	$5.8	$0.9
Customer lists	1.4	0.2	1.4	0.2
Other	0.2	0.1	0.2	0.1
	$7.4 ======	$1.3 ======	$7.4 ======	$1.2 ======

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2009.

     Included in other assets and deferred charges is an intangible asset of approximately $12.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the first quarter of 2004. Estimated amortization as a reduction of sales is as follows: 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no charge for impairment during the first quarter of 2004.

Note 9 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(thousands of dollars)	March 28, 2004	December 31, 2003

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	8,528	8,256
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	11,368	11,368
Other borrowings	1,843	1,910
Total	101,539	101,334
Less: Current maturities	3,524	3,175
Long-term debt	$98,015 =============	$98,159 ============

Note 10 -- Pension Plans

     In December 2003, the FASB revised SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised statement does not change the measurement or recognition of employers' Pension Plans. However, it requires additional disclosures to those in the original SFAS No.132 regarding the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension and other postretirement plans on the interim and annual financial statements.

     The company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$1.7	$1.4	$0.3	$0.3
Interest cost	2.2	2.0	0.4	0.4
Expected return on plan assets	(3.1)	(2.5)	--	--
Amortization of prior service cost	0.1	0.1	--	--
Recognized net actuarial loss	0.5	0.6	0.1	--
SFAS No. 88 settlement	0.3	--	--	--
Net periodic benefit cost	$1.7 ========	$1.6 ========	$0.8 ========	$0.7 ========

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions

     Minerals Technologies Inc. expects to contribute $7 million to its pension plan and $3 million to its other post retirement benefit plan in 2004. The Company had previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $10 million to its other post retirement benefit plan in 2004. As of March 31, 2004, no contributions have been made to the pension fund and approximately $0.5 million has been contributed to the post retirement benefit plan.

Note 11 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended
(thousands of dollars)	March 28, 2004	March 30, 2003
Net income	$12,590	$11,484
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,153)	4,513
Cash flow hedges:
Net derivative losses arising during the period	(6)	--
Reclassification adjustment	(40)	--
Comprehensive income	$8,391 ========	$15,997 ========

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	March 28, 2004		December 31, 2003
Foreign currency translation adjustments		$2.7	$6.9
Minimum pension liability adjustment		(2.7)	(2.7)
Net loss on cash flow hedges		(0.4)	(0.4)
Accumulated other comprehensive loss	$	( 0.4 =========== )	$3.8 ===========

Note 12 -- Accounting for Asset Retirement Obligations

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

     The following is a reconciliation of asset retirement obligations as of March 28, 2004:
(thousands of dollars)
Asset retirement liability, December 31, 2003	$9,315
Accretion expense	85
Asset retirement liability, March 28, 2004	$9,400 ========

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred Compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 26,900 shares in the first quarter of 2004 and 27,600 shares were granted in 2003. The compensation expense amortized with respect to the units during the quarter ended March 28, 2004 was approximately $91,940.

Note 14 -- Segment and Related Information

     Segment information for the three months March 28, 2004 was as follows:
Net Sales
(thousands of dollars)	Three Months Ended
	March 28, 2004	March 30, 2003
Specialty Minerals	$ 143,720	$ 137,775
Refractories	65,753	63,675
Total	$ 209,473 =========	$ 201,450 =========

Income from Operations
(thousands of dollars)	Three Months Ended
	March 28, 2004	March 30, 2003
Specialty Minerals	$ 13,474	$ 15,544
Refractories	6,592	7,001
Total	$ 20,066 =========	$ 22,545 =========

     Included in income from operations for the Specialty Minerals and Refractories segments for the first quarter of 2004 are restructuring costs of $0.4 million and $0.2 million, respectively.

     Included in income from operations of the Specialty Minerals segment for the first quarter of 2003 was a charge for one-time termination benefits of $0.7 million.

     The carrying amount of goodwill by reportable segment as of March 28, 2004 and December 31, 2003 was as follows:
Goodwill
(thousands of dollars)	March 28, 2004	December 31, 2003
Specialty Minerals	$ 15,740	$ 15,682
Refractories	36,931	37,039
Total	$ 52,671 ========	$ 52,721 =========

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended
Income before provision for taxes on income and minority interests:	March 28, 2004	March 30, 2003

Income from operations for reportable segments	$ 20,066	$ 22,545
Non-operating deductions, net	1,565	1,027
Income before provision for taxes on income
and minority interests	$ 18,501 =======	$ 21,518 =======

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 28, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. These financial statements are the responsibility of the company's management.

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

     As discussed in Note 12 to the condensed consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations."

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                                                                                                                     KPMG LLP

New York, New York
April 29, 2004

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales Three Months Ended
	March 28, 2004		March 30, 2003
Net sales	100.0%		100.0%
Cost of goods sold	76.3		75.3
Marketing and administrative expenses	10.6		10.5
Research and development expenses	3.3		3.0
Restructuring costs	0.2		--
Income from operations	9.6		11.2
Income before cumulative effect of accounting change	6.0		7.4
Cumulative effect of accounting change	--		1.7
Net income	6.0 ======	% ===	5.7 ======	% ===

Executive Summary

     At Minerals Technologies, more than 85% of our sales are to customers in two industries: papermaking and steel making. The economic downturn of the past three years has had severe effects on the paper industry, by far our largest customer group, as paper mills have closed or taken significant downtime and the industry has consolidated. The effect on the steel industry has been even more dramatic, with several large steel makers declaring bankruptcy. Although the overall economy began to improve in late 2003 and early 2004, the paper and steel industries have been slow to participate in the recovery, while maintaining pricing pressure on their suppliers.

These external factors have had an effect on our growth rates over the last few years and in the first quarter of 2004. Our sales grew 4% over the first quarter of 2003. This growth was due to the favorable effect of foreign currency. Our operating income declined 11% from the first quarter of 2003. This decline was partially attributable to the agreement with International Paper (IP), which was finalized in the second quarter of 2003. This will reduce our sales and operating profits in the short run, but we expect it will add significant value over the next several years.

     We face some significant risks and challenges in the future:

  Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Our customers continue to face a difficult business environment, and may experience further shutdowns or bankruptcies;

  The recent wave of consolidations in the paper and steel industries concentrates purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as MTI;

  Most of our Precipitated Calcium Carbonate ("PCC") sales are under long-term contracts with paper companies at whose mills we operate satellite PCC plants; when they reach their expiration dates these contracts may not be renewed, or may be renewed on terms less favorable to us;

  The cost of employee benefits, particularly health insurance and pension expense, has risen significantly in recent years and continues to do so;

  We are experiencing increased costs of magnesia and talc imported from China, including higher shipping costs;

  Although the SYNSIL® products family has received favorable reactions from potential customers and we have signed two supply contracts, this product line is not yet profitable and its commercial viability cannot be assured; and

  As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

  Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;

  Increasing our sales of PCC for paper coating, particularly from the coating PCC facility under construction in Walsum, Germany, which we expect will be completed in September 2004;

  Continuing research and development activities for new products, in particular our joint development project with IP to develop and implement a filler-fiber composite technology;

  Achieving market acceptance of the SYNSIL® family of synthetic silicate materials for the glass industry;

  Increasing market penetration in the Refractories segment through higher value specialty products and application systems; and

  Continuing our penetration in both business segments into China, including the recently announced construction of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper Company Pte. Ltd. (APP China) and the construction of a new facility for the Refractories segment.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(millions of dollars)	First Quarter 2004	% of Total Sales	Growth	First Quarter 2003	% of Total Sales
Net Sales

U.S.	$ 125.0	59.7%	0.4%	$ 124.5	61.8%
International	$ 84.5	40.3%	9.7%	$ 77.0	38.2%
PCC Products	$ 112.3	53.6%	2.7%	$ 109.3	54.3%
Processed Minerals Products	$ 31.4	15.0%	10.2%	$ 28.5	14.1%
Specialty Minerals Segment	$ 143.7	68.6%	4.3%	$ 137.8	68.4%
Refractories Segment	$ 65.8	31.4%	3.3%	$ 63.7	31.6%
Net Sales	$ 209.5	100.0%	4.0%	$ 201.5	100.0%

     Worldwide net sales in the first quarter of 2004 increased 4% from the previous year to $209.5 million. Foreign exchange had a favorable impact on sales of approximately $10.0 million or 5 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $143.7 million compared with $137.8 million for the same period in 2003. Sales in the Refractories segment grew 3% over the previous year to $65.8 million. Most of the sales growth in both divisions was due to the favorable impact of foreign exchange.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 3% in the first quarter to $112.3 million from $109.3 million in the prior year. Favorable foreign exchange more that offset the impact of the IP agreement. Paper PCC volumes grew slightly over prior year. Sales of Specialty PCC, used in non-paper applications, increased slightly.

     Net sales of Processed Minerals products increased 10% in the first quarter to $31.4 million from $28.5 million in the first quarter of 2003. This increase was primarily attributable to strong demand from the residential construction and plastics industries.

     Net sales in the Refractories segment in the first quarter of 2004 increased 3% to $65.8 million from $63.7 million in the prior year. Excluding the favorable impact of foreign exchange, sales would have declined approximately 4%. The decline in sales was primarily due to the reduced number of equipment installations in the current year as compared with very strong equipment sales for the same period last year. This segment also continued to face some weakness in Latin America.

     Net sales in the United States were $125.0 million in the first quarter of 2004, slightly higher than the $124.5 in the prior year. International sales in the first quarter of 2004 increased 10% primarily as a result of the impact of foreign exchange.

On May 28, 2003, we reached a two-part agreement with IP that extended eight PCC plant supply contracts and gave us an exclusive license to patents held by IP relating to the use of novel fillers, such as PCC-fiber composites. We made a one-time $16 million payment to IP in exchange for the contract extensions and a technology license, which will be amortized as a reduction of sales over the duration of the extended contracts. In addition, prices were adjusted at certain of the IP facilities covered by the contact extensions. The overall impact of the revisions to the IP contracts was to reduce earnings by approximately $0.03 per share in the first quarter of 2004.

In March, we signed our second commercial contract with the same major glass manufacturer for the use of our SYNSIL® products.
Operating Costs and Expenses (millions of dollars)	First Quarter 2004	First Quarter 2003	Growth
Cost of goods sold	$ 159.8	$ 151.7	5.3%
Marketing and administrative	22.2	21.1	5.2%
Research and development	6.8	6.1	11.5%
Restructuring Costs	0.6	--	*

 * Percentage not meaningful

     Cost of goods sold was 76.3% of sales compared with 75.3% of sales in the prior year. In the Specialty Minerals segment, production margins decreased 3% despite 4% sales growth. Margins in this segment were affected primarily by the impact of the IP agreement. In the Refractories segment, production margins increased 4%, slightly above the sales growth rate.

     Marketing and administrative costs increased 5% in the first quarter to $22.2 million and represented 10.6% of net sales as compared with 10.5% of net sales in the prior year. Both segments increased marketing expenses to support worldwide business development efforts.

     Research and development expenses increased 12% to $6.8 million and represented 3.3% of net sales due to increased development activities in both segments, particularly in the IP filler/fiber composite material development efforts.

   During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. As part of this restructuring program, we recorded $0.6 million in charges for the first quarter of 2004. The restructuring charges relate to workforce reductions from all of our business units and the termination of certain leases.
Income from Operations (millions of dollars)	First Quarter 2004	First Quarter 2003	Growth
Income from operations	$ 20.1	$ 22.6	(11.1%)

     Income from operations in the first quarter of 2004 decreased 11% to $20.1 million from $22.6 million in the first quarter of 2003. Income from operations decreased to 9.6% of sales as compared with 11.2% of sales in 2003.

     Income from operations for the Specialty Minerals segment decreased 13% to $13.5 million and was 9.4% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the impact of the IP agreement and weak market conditions in the paper industry. Operating income for the Refractories segment declined 6% to $6.6 million and was 10.0% of its net sales. The decline was due primarily to increased expenses to support worldwide business development efforts.
Non-Operating Deductions (millions of dollars)	First Quarter 2004	First Quarter 2003	Growth
Non-operating deductions, net	$ 1.6	$ 1.0	60.0%

     The increase in non-operating deductions was due primarily to the impact of foreign exchange.
Net Income (millions of dollars)	First Quarter 2004	First Quarter 2003	Growth
Net income	$ 12.6	$ 11.5	9.6%

     Income before the cumulative effect of an accounting change decreased 16% to $12.6 million from $14.9 million in first quarter of 2003. Diluted earnings per common share before the cumulative effect of the accounting change decreased 18% to $0.61 compared with $0.74 in 2003. In the first quarter of 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations."  Upon adoption of SFAS No. 143, we recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with our PCC satellite facilities and mining properties, both within the Specialty Minerals segment.

     Net income increased 10% in the first quarter of 2004 to $12.6 million. Earnings per common share, on a diluted basis, increased 7% to $0.61 in the first quarter of 2004 as compared with $0.57 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2004 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $18.7 million in the first three months of 2004 as compared with $17.4 million for the same period last year.

We expect to utilize our cash to support the aforementioned growth strategies.

On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of March 28, 2004, we repurchased 82,400 shares under this program at an average price of approximately $54.51 per share.

     On January 22, 2004, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. The dividend is an increase from the amount we have historically paid, which had been a quarterly dividend of $0.025 per share since we became a publicly owned company in October 1992.

     We have $110 million in uncommitted short-term bank credit lines, of which $30 million was in use at March 28, 2004. We anticipate that capital expenditures for all of 2004 will approximate $80 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2004 - $3.2 million; 2005 - $3.9 million; 2006 - $54.1 million; 2007 - $2.0 million; 2008 - $7.0 million; thereafter - $31.3 million.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We had no such instruments as of March 28, 2004.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 25% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $1.2 million of foreign currencies as of March 28, 2004. These contracts mature between April and June of 2004. The fair value of these instruments at March 28, 2004 was an asset of $0.1 million. We entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of our floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of approximately $0.8 million at March 28, 2004.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e)     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 25	--	$ --
January 26 - February 22	50,300	$ 54.26
February 22 - March 28	32,100	$ 54.76
Total	82,400 ============	$ 54.46 ============	82,400 ============	$ 70,512,888 ============

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of March 28, 2004, the Company had repurchased 82,400 shares under this program at an average price of approximately $54.51 per share.

ITEM 6.  Exhibits and Reports on Form 8-K

a)     Exhibits:
        15     Accountants' Acknowledgement.
        31     Rule 13a-14(a)/15d-14(a) Certifications.
        32     Section 1350 Certifications.
        99     Statement of Cautionary Factors That May Affect Future Results.

b)     Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the first quarter of 2004:

On January 22, 2004, the Company filed a current report on Form 8-K under Item 5, announcing an increase in the Company's quarterly dividend, and Item 12, reporting earnings for the fourth quarter of 2004.

On January 23, 2004, the Company filed a current report on Form 8-K under Item 5, announcing the appointment of Mr. Gregory P. Kelm to the office of Treasury of the Company.

On March 26, 2004, the Company filed a current report on Form 8-K under Items 5 and 7, regarding the Company's first quarter per share earnings and announcing the signing of a commercial contract with a major glassmaker for use of SYNSIL® products.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel
Senior Vice President-Finance and Chief Financial Officer
(principal financial officer)

May 5, 2004