Form 10-Q/A
period 2003-09-28
MINERALS TECHNOLOGIES INC
filed 2004-08-04
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

          Minerals Technologies Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this "Form 10-Q/A") to reflect a revision to the accounting treatment of the reversal in the third quarter of 2003 of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. As a result of this revision, the Company is restating its financial statements for the fiscal quarter ended September 28, 2003.

          During the third quarter of 2003, the Company reversed tax reserves no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. In its Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 (the "Form 10-Q"), filed with the Securities and Exchange Commission (the "Commission") on November 10, 2003, the Company reported that this reversal resulted in a reduction to the 2003 income tax provision of approximately $15 million, of which $11.5 million was reversed in the third quarter. This Form 10-Q/A reflects the Company's determination that the reversal of such tax reserves should be treated as an equity transaction and reflected as an increase in additional paid-in capital of $15 million because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992. For a detailed description of the effect of the restatement of the financial statements see Note 3 to the financial statements.

          This technical restatement has no impact on the income from operations, cash flows, or assets and liabilities of the Company. In addition, the original treatment or the restatement had no effect on any payments under the Company's officer and management compensation plans.

          In accordance with the rules of the Commission, the affected items of the Form 10-Q, Items 1 through 4 of Part I and Item 6 of Part II, are being amended and restated in their entirety. Except as described above, no other amendments are being made to the Form 10-Q. This Form 10-Q/A does not reflect events occurring after September 28, 2003 or substantively modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below.

MINERALS TECHNOLOGIES INC.
INDEX TO AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A

Page No.
PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002 (restated)	4
Condensed Consolidated Balance Sheet as of September 28, 2003 and December 31, 2002 (restated)	5
Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 28, 2003 and September 29, 2002 (restated)	6
Notes to Condensed Consolidated Financial Statements (restated)	7
Review Report of Independent Registered Public Accounting Firm	16

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.
Controls and Procedures	23

PART II. OTHER INFORMATION
Item 6.
Exhibits and Reports on Form 8-K
Signature	24

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept. 28, 2003	Sept. 29, 2002
Net sales	$198,234	$192,134	$602,058	$557,962
Operating costs and expenses:
Cost of goods sold	150,748	145,737	454,809	419,823
Marketing and administrative expenses	21,854	19,464	64,853	57,257
Research and development expenses	6,093	5,304	18,713	16,833

Income from operations	19,539	21,629	63,683	64,049
Non-operating deductions, net	1,100	1,081	3,568	4,040
Income before provision for taxes
on income and minority interests	18,439	20,548	60,115	60,009
Provision for taxes on income	5,144	5,853	16,772	17,087
Minority interests	526	482	1,374	1,169

Income before cumulative effect of
accounting change	12,769	14,213	41,969	41,753
Cumulative effect of accounting change	--	--	3,433	--

Net income	$ 12,769 =====	$ 14,213 ======	$ 38,536 =====	$ 41,753 =====

Earnings per share:
Basic:
Before cumulative effect of accounting change	$ 0.63	$ 0.70	$ 2.08	$ 2.07
Cumulative effect of accounting change --	--	--	(0.17)	--
Basic earnings per share	$ 0.63 ======	$ 0.70 =======	$ 1.91 ======	$ 2.07 ======

Diluted:
Before cumulative effect of accounting change	$ 0.62	$ 0.70	$ 2.06	$ 2.02
Cumulative effect of accounting change --	--	--	(0.17)	--
Diluted earnings per share	$ 0.62 ======	$ 0.70 =======	$ 1.89 ======	$ 2.02 ======

Cash dividends declared per common share	$ 0.025	$ 0.025	$ 0.075	$ 0.075

Shares used in computation of earnings per share:
Basic	20,185	20,201	20,132	20,216
Diluted	20,489	20,366	20,349	20,635

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(thousands of dollars)	Restated September 28, 2003*	December 31, 2002**

Current assets
Cash and cash equivalents	$ 56,799	$ 31,762
Accounts receivable, net	151,425	129,608
Inventories	86,520	82,909
Prepaid expenses and other current assets	59,682	46,686
Total current assets	354,426	290,965

Property, plant and equipment, less accumulated depreciation and depletion -- September 28, 2003 - $638,771;
December 31, 2002 - $578,580	554,825	537,424
Goodwill	51,732	51,291
Other assets and deferred charges	35,593	20,197
Total assets	$996,576 ======	$899,877 =====

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$ 30,000	$ 30,000
Current maturities of long-term debt	2,228	1,331
Accounts payable	42,416	37,435
Other current liabilities	44,990	55,171
Total current liabilities	119,634	123,937

Long-term debt	99,536	89,020
Other non-current liabilities	103,494	92,763
Total liabilities	322,664	305,720

Shareholders' equity:
Common stock	2,725	2,694
Additional paid-in capital	216,787	190,144
Deferred compensation	(1,305)	--
Retained earnings	715,763	678,740
Accumulated other comprehensive loss	(12,955)	(35,034)
	921,015	836,544

Less treasury stock	247,103	242,387
Total shareholders' equity	673,912	594,157

Total liabilities and shareholders' equity	$996,576 =====	$899,877 =====

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(thousands of dollars)	Restated Sept. 28, 2003	Sept. 29, 2002
Operating Activities:

Net income	$ 38,536	$ 41,753
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change	3,433	--
Depreciation, depletion and amortization	51,079	51,322
Other non-cash items	4,254	7,650
Net changes in operating assets and liabilities	(36,228)	(17,339)
Net cash provided by operating activities	61,074	83,386

Investing Activities:

Purchases of property, plant and equipment	(40,090)	(27,772)
Acquisition of businesses	(1,900)	(34,100)
Other	1,229	193
Net cash used in investing activities	(40,761)	(61,679)

Financing Activities:

Proceeds from issuance of short-term debt	5,318	110,350
Repayment of debt	(5,919)	(138,310)
Purchase of common shares for treasury	(4,716)	(17,332)
Proceeds from issuance of stock under option plan	9,937	29,141
Cash dividends paid	(1,513)	(1,523)
Net cash provided by (used in) financing activities	3,107	(17,674)

Effect of exchange rate changes on cash and
cash equivalents	1,617	(363)

Net increase in cash and cash equivalents	25,037	3,670
Cash and cash equivalents at beginning of period	31,762	13,046
Cash and cash equivalents at end of period	$ 56,799	$ 16,716

Supplemental disclosure of cash flow information:

Interest paid	$ 5,518 =======	$ 5,569 =======

Income taxes paid	$ 10,923 ======	$ 10,459 ======

Non-cash investing and financing activities:
Property, plant and equipment acquired by
incurring installment obligations	$ 11,368 ======	$ -- =======
Property, plant and equipment additions related to
asset retirement obligations	$ 6,762 =======	$ -- =======

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
	Three Months Ended		Nine Months Ended

(millions of dollars, except per share amounts)	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept. 28, 2003	Sept. 29, 2002
Income before cumulative effect of
accounting change, as reported	$ 12.8	$ 14.2	$ 42.0	$ 41.8
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	0.5	0.5	1.4	1.6
Pro forma income before cumulative effect of
accounting change	12.3	13.7	40.6	40.2
Cumulative effect of accounting change	--	--	3.4	--
Pro forma net income	$ 12.3 ====	$ 13.7 ====	$ 37.2 ====	$ 40.2 ====

Net income, as reported	$ 12.8 ====	$ 14.2 ====	$ 38.5 ====	$ 41.8 ====

Basic EPS
Income before cumulative effect of accounting
change, as reported	$ 0.63	$ 0.70	$ 2.08	$ 2.07
Pro forma income before cumulative effect of
accounting change	0.61	0.68	2.02	1.99
Pro forma net income	0.61	0.68	1.85	1.99
Net income, as reported	0.63	0.70	1.91	2.07

Diluted EPS
Income before cumulative effect of accounting
change, as reported	0.62	0.70	2.06	2.02
Pro forma income before cumulative effect of
accounting change	0.60	0.67	2.00	1.95
Pro forma net income	0.60	0.67	1.83	1.95
Net income, as reported	0.62	0.70	1.89	2.02

Note 3.  Restatement of Previously Issued Financial Statements

     The Company has restated its consolidated balance sheet at September 28, 2003, and consolidated statements of income and cash flows for the three-month and nine-month periods ended September 28, 2003. The restatement is due entirely to a revision to the accounting treatment of the reversal of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years.

   During the third and fourth quarters of 2003, the Company reversed tax reserves no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. Accordingly, the Company previously reported that this reversal resulted in a reduction to the 2003 income tax provision of

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $15 million, of which $11.5 million was reversed in the third quarter, and a reduction to the overall effective tax rate for 2003 from 26.4% to 5.7%.

     The Company has now determined that the reversal of such tax reserves should be treated as an equity transaction and should be reflected as an increase in additional paid-in capital of $15 million because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992.

     The following table presents the impact of the restatement adjustments on the Company's previously reported results as of September 28, 2003 and for the three and nine-month periods ended September 28, 2003 on a condensed basis:
	Three Months Ended Sept. 28, 2003		Nine Months Ended Sept. 28, 2003

Condensed Consolidated Statement of Income	As Previously Reported	As Restated	As Previously Reported	As Restated

Net sales	$198,234	$198,234	$602,058	$602,058
Operating costs and expenses	178,695	178,695	538,375	538,375

Income from operations	19,539	19,539	63,683	63,683
Non-operating deductions, net	1,100	1,100	3,568	3,568

Income before provisions for taxes
on income and minority interests	18,439	18,439	60,115	60,115
Provision (benefit) for taxes on income	(6,338)	5,144	5,290	16,772
Minority interests	526	526	1,374	1,374

Income before cumulative effect
of accounting change	24,251	12,769	53,451	41,969
Cumulative effect of accounting change,
net of tax benefit of $2,072	--	--	3,433	3,433

Net income	$24,251	$12,769	$50,018	$38,536

	Three Months Ended Sept. 28, 2003		Nine Months Ended Sept. 28, 2003

Earning per share:	As Previously Reported	As Restated	As Previously Reported	As Restated

Basic:
Before cumulative effect of accounting change	$1.20	$0.63	$2.65	$2.08
Cumulative effect of accounting change	--	--	(0.17)	(0.17)

Basic earnings per share	$1.20	$0.63	2.48	1.91

Diluted:
Before cumulative effect of accounting change	$1.18	$0.62	$2.63	$2.06
Cumulative effect of accounting change	--	--	(0.17)	(0.17)

Diluted earnings per share	$1.18	$0.62	$2.46	$1.89

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	September 28, 2003

Condensed Consolidated Balance Sheet	As Previously Reported	As Restated

Assets
Total assets	$996,576	$996,576

Liabilities
Total liabilities	$326,182	$322,664

Shareholders' Equity
Common stock	$2,725	$2,725
Additional paid-in capital	201,787	216,787
Deferred compensation	(1,305)	(1,305)
Retained earnings	727,245	715,763
Accumulated other comprehensive income	(12,955)	(12,955)

	917,497	921,015
Less common stock held in treasury	247,103	247,103

Total shareholders' equity	670,394	673,912

Total liabilities and shareholders' equity	$996,576	$996,576

     This restatement had no impact on the net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 28, 2003.

Note 4 -- Inventories

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

  Note 5 -- Long-Term Debt and Commitments

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

Note 6 -- Earnings Per Share (EPS)

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
	Three Months Ended		Nine Months Ended

Basic EPS (in thousands, except per share data)	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept. 28, 2003	Sept. 29, 2002

Income before cumulative effect of accounting change	$12,769	$14,213	$41,969	$41,753

Cumulative effect of accounting change	--	--	3,433	--

Net income	$12,769	$14,213	$38,536	$41,753

Weighted average shares outstanding	20,185	20,201	20,132	20,216

Basic earnings per share before cumulative effect of accounting change	$ 0.63	$ 0.70	$ 2.08	$ 2.07
Cumulative effect of accounting change	--	--	(0.17)	--
Basic earnings per share	$ 0.63 ======	$ 0.70 ======	$ 1.91 =====	$ 2.07 ======

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Three Months Ended		Nine Months Ended

Diluted EPS (in thousands, except per share data)	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept 28, 2003	Sept 29, 2002

Income before cumulative effect of accounting change	$12,769	$14,213	$41,969	$41,753
Cumulative effect of accounting change	--	--	3,433	--
Net income	$12,769	$14,213	$38,536	$41,753

Weighted average shares outstanding	20,185	20,201	20,132	20,216
Dilutive effect of stock options and stock units	304	165	217	419

Weighted average shares outstanding, adjusted	20,489	20,366	20,349	20,635

Diluted earnings per share before cumulative effect of accounting change	$ 0.62	$ 0.70	$ 2.06	$ 2.02
Cumulative effect of accounting change	--	--	(0.17)	--
Diluted earnings per share	$ 0.62 =====	$ 0.70 ======	$ 1.89 =====	$ 2.02 ======

Note 7 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended

(thousands of dollars)	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept. 28, 2003	Sept. 29, 2002

Net income	$12,769	$14,213	$38,536	$41,753
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,439	(7,867)	21,957	7,044
Cash flow hedges:
Net derivative gains (losses) arising during the period	122	(559)	122	(781)
Reclassification adjustment	--	(20)	--	(243)
Comprehensive income	$15,330 =====	$ 5,767 ====	$60,615 ====	$47,773 =====

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
	September 28, 2003	December 31, 2002
(millions of dollars)
Foreign currency translation adjustments	$(10.9)	$(32.8)
Minimum pension liability adjustment	(1.3)	(1.3)
Net loss on cash flow hedges	(0.8)	(0.9)
Accumulated other comprehensive loss	$(13.0) ====	$(35.0) ====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -- Segment and Related Information

     Segment information for the three months and nine months ended September 28, 2003 and September 29, 2002 was as follows:
	Net Sales

(thousands of dollars)	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Specialty Minerals	$139,106	$132,108	$414,238	$384,123
Refractories	59,128	60,026	187,820	173,839
Total	$198,234 =====	$192,134 =====	$602,058 ======	$557,962 =====

	Income from Operations

(thousands of dollars)	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Specialty Minerals	$15,012	$16,933	$46,140	$47,766
Refractories	4,527	4,696	17,543	16,283
Total	$19,539 =====	$21,629 =====	$63,683 =====	$64,049 =====

     Included in income from operations of the Specialty Minerals segment for the first quarter of 2003 was a charge for one-time termination benefits of $660,000. Included in income from operations of the Specialty Minerals segment for the first quarter of 2002 was a write-down of impaired assets of $750,000.

     The carrying amount of goodwill by reportable segment as of September 28, 2003 and December 31, 2002 was as follows:
	Goodwill

(thousands of dollars)	September 28, 2003	December 31, 2002
Specialty Minerals	$14,959	$14,637
Refractories	36,773	36,654
Total	$51,732 ====	$51,291 ====

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended

Income before provision for taxes on income and minority interests:	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Income from operations for reportable segments	$19,539	$21,629	$63,683	$64,049
Non-operating deductions, net	1,100	1,081	3,568	4,040
Income before provision for taxes
on incomeand minority interests	$18,439 ====	$20,548 =====	$60,115 =====	$60,009 ====

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -- Goodwill and Other Intangible Assets

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

Note 10 -- Accounting for Impairment of Long-Lived Assets

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

Note 11 -- Accounting for Asset Retirement Obligations

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

Note 12 -- Accounting for Costs Associated with Exit or Disposal Activities

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

Note 13 -- Deferred Compensation

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

Note 14 -- Income Taxes (Restated)

     The Company reversed certain tax reserves during the third quarter as a result of the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years. This one-time, non-cash item resulted in a reduction to the 2003 income tax liabilities of approximately $15 million and an increase in additional paid-in capital of $15 million because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 28, 2003 and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 10 to the condensed consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations."

As discussed in Note 3, the Company has restated the condensed consolidated balance sheet as of September 28, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 28, 2003.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
October 23, 2003 (July 28, 2004 as to Note 3)

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items As a Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	Restated Sept. 28, 2003	Sept. 29, 2002	Restated Sept. 28, 2003	Sept. 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.0	75.8	75.5	75.2
Marketing and administrative expenses	11.0	10.1	10.8	10.3
Research and development expenses	3.1	2.8	3.1	3.0
Income from operations	9.9	11.3	10.6	11.5
Income before cumulative effect of accounting change	6.4	7.4	7.0	7.5
Cumulative effect of accounting change	--	--	0.6	--
Net income	6.4% ===	7.4% ===	6.4% ===	7.5% ===

Restatement of Previously Issued Financial Statements

     Minerals Technologies Inc. (the "Company") is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this "Form 10-Q/A") to reflect a revision to the accounting treatment of the reversal in the third quarter of 2003 of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. As a result of this revision, the Company is restating its financial statements for the fiscal quarter ended September 28, 2003.

     During the third quarter of 2003, the Company reversed tax reserves no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. In its Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission (the "Commission") on November 10, 2003, (the "Form 10-Q"), the Company reported that this reversal resulted in a reduction to the 2003 income tax provision of approximately $15 million, of which $11.5 million was reversed in the third quarter. This Form 10-Q/A reflects the Company's determination that the reversal of such tax reserves should be treated as an equity transaction and reflected as an increase in additional paid in capital because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992. For a detailed description of the effect of the restatement of the financial statements see Note 3 to the financial statements.

     This technical restatement has no impact on our income from operations, cash flows, or assets and liabilities. In addition, the original treatment or the restatement had no effect on any payments under our officer and management compensation plans.

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

     Net income decreased 10.0% to $12.8 million from $14.2 million in the prior year. Diluted earnings per share were $0.62 in the third quarter of 2003 as compared with $0.70 in the prior year.

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

     Income before the cumulative effect of an accounting change increased 0.5% to $42.0 million from $41.8 million in 2002. Diluted earnings per common share before the cumulative effect of the accounting change increased 2% to $2.06 compared with $2.02 for the first nine months of 2002.

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

     Net income after the cumulative effect of accounting change decreased 7.7% to $38.5 million compared with $41.7 million in the prior year. Diluted earnings per share after the cumulative effect of accounting change was $1.89 per share in the first nine months of 2003 as compared with $2.02 in the prior year.

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

     The Company cannot guarantee that the outcomes suggested in any forward-looking statement will be realized, although it believes it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions under the heading "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Amendment No. 1 to the Quarterly Report.

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

August 3, 2004