Form 10-K/A
period 2003-12-31
MINERALS TECHNOLOGIES INC
filed 2004-08-04
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

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

Yes  X     No __

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

EXPLANATORY NOTE

          Minerals Technologies Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this "Form 10-K/A") to reflect a revision to the accounting treatment of the reversal in 2003 of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. As a result of this revision, the Company is restating its audited financial statements for the fiscal year ended December 31, 2003.

          During the third and fourth quarters of 2003, the Company reversed tax reserves no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. In its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on March 11, 2004, the Company reported that this reversal resulted in a reduction to the 2003 income tax provision of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 26.4% to 5.7%. This Form 10-K/A reflects the Company's determination that the reversal of such tax reserves should be treated as an equity transaction and reflected as an increase in additional paid-in capital of $15 million because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992. For a detailed description of the effect of the restatement of the financial statements see Note 2 to the financial statements.

          This technical restatement has no impact on the income from operations, cash flows, or assets and liabilities of the Company. In addition, the original treatment or the restatement had no effect on any payments under the Company's officer and management compensation plans.

          In accordance with the rules of the Commission, the affected items of the Form 10-K, Items 6, 7, 7A, 8, and 9A of Part I and Item 15 of Part IV, are being amended and restated in their entirety. This Form 10-K/A does not reflect events occurring after December 31, 2003 or substantively modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

MINERALS TECHNOLOGIES INC. AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2003
	Table of Contents
		Page
	PART I
Item 6.	Selected Financial Data	1

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 8.	Financial Statements and Supplementary Data	12

Item 9A.	Controls and Procedures	12

	PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	13

Signatures and Certifications		15

PART I

Item 6. Selected Financial Data
Thousands, Except Per Share Data	Restated 2003	2002	2001	2000	1999
Income Statement Data:
Net sales	$813,743	$752,680	$684,419	$670,917	$662,475
Cost of goods sold	615,749	567,985	502,525	477,512	466,702
Marketing and administrative expenses	83,809	74,160	70,495	71,404	72,208
Research and development expenses	25,149	22,697	23,509	26,331	24,788
Bad debt expenses	5,307	6,214	3,930	5,964	1,234
Restructuring charges	3,323	--	3,403	--	--
Write-down of impaired assets	3,202	750	--	4,900	--
Income from operations	77,204	80,874	80,557	84,806	97,543

Income before provision for taxes
on income and minority interests	72,344	75,734	72,670	79,772	92,535
Provision for taxes on income	19,116	20,220	21,148	23,735	28,920
Minority interests	1,575	1,762	1,729	1,829	1,499
Income before cumulative effect of accounting change	51,653	53,752	49,793	54,208	62,116
Cumulative effect of accounting change	3,433	--	--	--	--

Net income	$ 48,220 ======	$ 53,752 ======	$ 49,793 ======	$ 54,208 ======	$ 62,116 ======

	Restated 2003	2002	2001	2000	1999
Earnings Per Share
Basic:
Before cumulative effect of accounting change	$ 2.56	$ 2.66	$ 2.54	$ 2.65	$ 2.90
Cumulative effect of accounting change	(0.17)	--	--	--	--

Basic earnings per share	$ 2.39 ======	$ 2.66 =======	$ 2.54 =======	$ 2.65 ======	$ 2.90 =======

Diluted:
Before cumulative effect of accounting change	$ 2.53	$ 2.61	$ 2.48	$ 2.58	$ 2.80
Cumulative effect of accounting change	(0.17)	--	--	--	--

Basic earnings per share	$ 2.36 =======	$ 2.61 ======	$ 2.48 ======	$ 2.58 ======	$ 2.80 ======

Weighted average number of common shares outstanding
Basic	20,208	20,199	19,630	20,479	21,394
Diluted	20,431	20,569	20,063	21,004	22,150
Dividends declared per common share	$ 0.10	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Balance Sheet Data:
Working capital	$ 218,090	$167,028	$ 86,261	$ 81,830	$102,405
Total assets	1,035,500	899,877	847,810	799,832	769,131
Long-term debt	98,159	89,020	88,097	89,857	75,238
Total debt	131,681	120,351	160,031	138,727	88,677
Total shareholders' equity	707,381	594,157	507,819	483,639	485,036

Note: For a detailed description of the restatement, see Note 2 to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (As Restated)
Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	Restated 2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.7	75.5	73.4
Marketing and administrative expenses	10.3	9.9	10.3
Research and development expenses	3.1	3.0	3.4
Bad debt expenses	0.6	0.8	0.6
Restructuring charges	0.4	--	0.5
Write-down of impaired assets	0.4	0.1	--
Income from operations	9.5	10.7	11.8

Income before provision for taxes on income
and minority interests	8.9	10.0	10.6
Provision for taxes on income	2.4	2.7	3.1
Minority interests	0.2	0.2	0.2
Income before cumulative effect of accounting change	6.3	7.1	7.3
Cumulative effect of accounting change	0.4	--	--

Net income	5.9% ===	7.1% ===	7.3% ===

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

     Even in this very difficult business environment, our sales increased by 8% from 2002 to 2003, about half of this increase being the favorable effect of foreign exchange. This was despite the loss of approximately 10 customers to bankruptcy, and the effect of an agreement with our largest customer, International Paper, which reduced our sales in the short run, but which we believe will add significant value over the next several years. Our operating income, essentially flat from 2001 to 2002, decreased in 2003 by 5% as a result of charges taken for workforce reductions and asset impairments. Our net income, however, after increasing 8% from 2001 to 2002, decreased 10% in 2003, primarily due to restructuring charges and the cumulative effect of an accounting change.

     The comparison of our operating income and net income in the past three years has been affected by a number of factors:

  In 2001, we recorded restructuring charges of approximately $3.4 million for workforce reductions;

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

Restatement of Previously Issued Financial Statements

     We are filing this Form 10-K/A to reflect a revision to the accounting treatment of the reversal in 2003 of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on our U.S. tax returns for earlier years. As a result of this technical correction, we are restating our audited financial statements for the fiscal year ended December 31, 2003.

     During the third and fourth quarters of 2003, we reversed tax reserves no longer necessary due to the expiration of the statute of limitations on our U.S. tax returns for earlier years. In our Annual Report on Form 10-K for the year ended December 31, 2003, we reported that this reversal resulted in a reduction to the income tax provision of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 26.4% to 5.7%. This amendment reflects our determination that the reversal of such tax reserves should be treated as an equity transaction and reflected as an increase in additional paid-in capital because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of our common stock in October 1992. For a detailed description of the effect of the restatement of the financial statements see Note 2 to the financial statements.

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

     In October 2003, we signed our first commercial contract with a major glass manufacturer for use of our SYNSIL®products.

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
Provision for Taxes on Income
Dollars in Millions	Restated 2003	Growth	2002	Growth	2001

Provision for taxes on income	$19.1	(5.4%)	$20.2	(4.3)%	$21.1

     The effective tax rate decreased to 26.4% in 2003 compared with 26.7% in 2002. The effective tax rate was 29.1% in 2001.
Minority Interests
Dollars in Millions	2003	Growth	2002	Growth	2001

Minority interests	$1.6	(11.1%)	$1.8	5.9%	$1.7

     The consolidated joint ventures continue to operate profitably but decreased approximately $0.2 million from the prior year due to higher support costs at our joint venture in Indonesia.
Net Income
Dollars in Millions	Restated 2003	Growth	2002	Growth	2001

Net income	$48.2	(10.4%)	$53.8	8.0%	$49.8

     Income before the cumulative effect of an accounting change decreased 3.9% to $51.7 million from $53.8 million in 2002. This decrease was primarily due to the aforementioned restructuring and impairment costs. Diluted earnings per common share before the cumulative effect of the accounting change decreased 3.1% to $2.53 compared with $2.61 in 2002.

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

     Net income decreased 10.4% in 2003 to $48.2 million. In 2002, net income increased 8.0% to $53.8 million. Earnings per common share, on a diluted basis, decreased 9.6% to $2.36 in 2003 as compared with $2.61 in the prior year.

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
Report of Independent Registered Public Accounting Firm

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

3. Exhibits. The following exhibits are filed as part of or incorporated by reference into this Report.
3.1	- Restated Certificate of Incorporation of the Company (11)
3.2	- Restated By-Laws of the Company (7)
3.3	- Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (11)
4

- Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (5)

4.1	- Specimen Certificate of Common Stock (11)
10.1	- Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	- Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	- Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	- Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.2(a)	- Letter Agreement dated October 29, 1992 between the Company and Pfizer Inc, amending Exhibit 10.2 (3)
10.3	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	- Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	- Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	- Form of Employment Agreement (9), together with schedule relating to executed Employment Agreements (1) (+)
10.5(a)	- Form of Employment Agreement (6), together with schedule relating to executed Employment Agreements (8) (+)
10.6	- Form of Severance Agreement (6), together with schedule relating to executed Severance Agreements (1) (+)
10.7	- Company Employee Protection Plan, as amended August 27, 1999 (4) (+)
10.8	- Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective April 24, 2003 (10) (+)

13

10.9	- 2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001 (9) (+)
10.10	- Company Retirement Plan, as amended and restated effective as of January 21, 2004 (11) (+)
10.11	- Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (10) (+)
10.12	- Company Savings and Investment Plan, as amended and restated October 18, 2001, effective January 1, 2001 (9) (+)
10.13	- Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (10) (+)
10.14	- Company Health and Welfare Plan, effective as of April 1, 2003 (10) (+)
10.15	- Grantor Trust Agreement, dated as of December 29, 1994, between the Company and The Bank of New York, as Trustee (11) (+)
10.16

- Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (11)

10.17	- Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	- Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc. (11)
21.1	- Subsidiaries of the Company (11)
23.1*	- Consent of Independent Auditors
31*	- Rule 13a-14(a)/15d-14(a) Certifications
32*	- Section 1350 Certification

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

    (*)     Filed herewith.

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

August 4, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/Paul R. Saueracker	Chairman of the Board and Chief Executive Officer (principal executive officer)	August 4, 2004

Paul R. Saueracker

/s/John A. Sorel	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	August 4, 2004

John A. Sorel

/s/Michael A. Cipolla	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	August 4, 2004

Michael A. Cipolla

15

/s/John B. Curcio	Director	August 4, 2004

John B. Curcio

/s/Duane R. Dunham	Director	August 4, 2004

Duane R. Dunham

/s/Steven J. Golub	Director	August 4, 2004

Steven J. Golub

/s/Kristina M. Johnson	Director	August 4, 2004

Kristina M. Johnson

/s/Michael F. Pasquale	Director	August 4, 2004

Michael F. Pasquale

/s/John T. Reid	Director	August 4, 2004

John T. Reid

/s/William C. Stivers	Director	August 4, 2004

William C. Stivers

/s/Jean-Paul Valles	Director	August 4, 2004

Jean-Paul Valles

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

     The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements set forth below have been revised to reflect the restatement and, except for these revisions, do not reflect events and developments subsequent to December 31, 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Financial Statements:

Consolidated Balance Sheet as of December 31, 2003 and 2002	F-2

Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001	F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F-4

Consolidated Statement of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm	F-29

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEET (thousands of dollars)

	December 31,

	Restated 2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 90,515	$ 31,762
Accounts receivable, less allowance for doubtful accounts:
2003 - $7,010; 2002 -- $7,079	147,600	129,608
Inventories	86,378	82,909
Prepaid expenses and other current assets	15,632	14,770
Total current assets	340,125	259,049

Property, plant and equipment,
less accumulated depreciation and depletion	561,588	537,424
Goodwill	52,721	51,291
Prepaid benefit cost	46,251	31,916
Other assets and deferred charges	34,815	20,197
Total assets	$1,035,500 =======	$ 899,877 =======

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$ 30,347	$ 30,000
Current maturities of long-term debt	3,175	1,331
Accounts payable	44,217	37,435
Income taxes payable	--	18,176
Accrued compensation and related items	21,710	15,086
Other current liabilities	22,586	21,909
Total current liabilities	122,035	123,937

Long-term debt	98,159	89,020
Accrued postretirement benefits	20,385	19,869
Deferred taxes on income	51,617	48,183
Other noncurrent liabilities	35,923	24,711
Total liabilities	328,119	305,720

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 27,422,472 shares in 2003 and 26,937,260 shares in 2002	2,742	2,694
Additional paid-in capital, as restated	225,512	190,144
Deferred compensation	(1,220)	--
Retained earnings, as restated	724,936	678,740
Accumulated other comprehensive income (loss)	3,814	(35,034)
	955,784	836,544
Less common stock held in treasury, at cost; 6,930,973 shares in 2003 and
6,781,473 shares in 2002	248,403	242,387
Total shareholders' equity	707,381	594,157

Total liabilities and shareholders' equity	$1,035,500 =======	$ 899,877 =======

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (thousands of dollars, except per share data)

	Year Ended December 31,
	Restated 2003	2002	2001
Net sales	$813,743	$752,680	$684,419
Operating costs and expenses:
Cost of goods sold	615,749	567,985	502,525
Marketing and administrative expenses	83,809	74,160	70,495
Research and development expenses	25,149	22,697	23,509
Bad debt expenses	5,307	6,214	3,930
Restructuring charges	3,323	--	3,403
Write-down of impaired assets	3,202	750	--

Income from operations	77,204	80,874	80,557

Interest income	836	1,172	835
Interest expense	(5,423)	(5,792)	(7,884)
Other deductions	(273)	(520)	(838)
Non-operating deductions, net	(4,860)	(5,140)	(7,887)

Income before provision for taxes on income and minority interests	72,344	75,734	72,670
Provision for taxes on income	19,116	20,220	21,148
Minority interests	1,575	1,762	1,729
Income before cumulative effect of accounting change	51,653	53,752	49,793
Cumulative effect of accounting change, net of tax benefit of $2,072	3,433	--	--
Net income	$ 48,220 ====	$ 53,752 =====	$ 49,793 =====

Earnings per share:
Basic:
Before cumulative effect of accounting change	$ 2.56	$ 2.66	$ 2.54
Cumulative effect of accounting change	(0.17)	--	--
Basic earnings per share	$ 2.39 ====	$ 2.66 ====	$ 2.54 ====

Diluted:
Before cumulative effect of accounting change	$ 2.53	$ 2.61	$ 2.48
Cumulative effect of accounting change	(0.17)	--	--
Diluted earnings per share	$ 2.36 =====	$ 2.61 ====	$ 2.48 ====

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (thousands of dollars)
	Year Ended December 31,
Operating Activities	Restated 2003	2002	2001
Net income	$ 48,220	$ 53,752	$ 49,793
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of accounting change	3,433	--	--
Depreciation, depletion and amortization	66,340	68,960	66,518
Write-down of impaired assets	3,202	750	--
Loss on disposal of property, plant and equipment	1,472	1,301	19
Deferred income taxes	5,085	2,643	(131)
Bad debt expenses	5,307	6,214	3,930
Other	1,270	1,519	1,446
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,946)	1,143	(11,886)
Inventories	767	5,166	(2,182)
Prepaid expenses and other current assets	(12,299)	621	(9,173)
Prepaid benefit costs	(14,335)	(16,486)	(1,447)
Accounts payable	4,706	(5,542)	(1,077)
Income taxes payable	(3,841)	465	(144)
Other	(1,293)	(2,668)	2,661
Net cash provided by operating activities	100,088	117,838	98,327

Investing Activities
Purchases of property, plant and equipment	(52,665)	(37,107)	(63,078)
Proceeds from disposal of property, plant and equipment	1,874	280	5,193
Acquisition of businesses, net of cash acquired	(1,958)	(34,100)	(37,363)
Net cash used in investing activities	(52,749)	(70,927)	(95,248)

Financing Activities
Proceeds from issuance of short-term and long-term debt	5,659	154,908	268,684
Repayment of short-term and long-term debt	(6,019)	(194,876)	(248,677)
Purchase of common shares for treasury	(6,016)	(17,332)	(16,000)
Cash dividends paid	(2,024)	(2,026)	(1,960)
Proceeds from issuance of stock under option plan	15,884	29,384	3,158
Net cash provided by (used in) financing activities	7,484	(29,942)	5,205

Effect of exchange rate changes on cash and cash equivalents	3,930	1,747	(1,930)

Net increase in cash and cash equivalents	58,753	18,716	6,354
Cash and cash equivalents at beginning of year	31,762	13,046	6,692
Cash and cash equivalents at end of year	$ 90,515 =======	$ 31,762 =======	$ 13,046 =======

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by incurring installment obligations	$ 11,368 =======	$ -- =======	$ -- =======

Property, plant and equipment additions related to asset retirement obligations	$ 6,762 =======	$ -- ========	$ -- ========

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ((in thousands)
	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other	Treasury Stock		Total
	Shares	Par Value				Comprehensive Income (Loss)	Shares	Cost
Balance as of January 1, 2001	25,853	$2,585	$155,001	$ --	$579,181	$(44,073)	(5,886)	$(209,055)	$483,639
Comprehensive income:
Net income	--	--	--	--	49,793	--	--	--	49,793
Currency translation adjustment	--	--	--	--	--	(11,896)	--	--	(11,896)
Minimum pension liability adjustment	--	--	--	--	--	500	--	--	500
Net gain on cash flow hedges	--	--	--	--	--	174	--	--	174
Total comprehensive income	--	--	--	--	49,793	(11,222)	--	--	38,571

Dividends declared	--	--	--	--	(1,960)	--	--	--	(1,960)
Employee benefit transactions	109	11	3,147	--	--	--	--	--	3,158
Income tax benefit arising from employee stock option plans	--	--	411	--	--	--	--	--	411
Purchase of common stock for treasury	--	--	--	--	--	--	(462)	(16,000)	(16,000)

Balance as of December 31, 2001	25,962	2,596	158,559	--	627,014	(55,295)	(6,348)	(225,055)	507,819
Comprehensive income:
Net income	--	--	--	--	53,752	--	--	--	53,752
Currency translation adjustment	--	--	--	--	--	22,137	--	--	22,137
Minimum pension liability adjustment	--	--	--	--	--	(829)	--	--	(829)

Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	(968)	--	--	(968)
Reclassification adjustment	--	--	--	--	--	(79)	--	--	(79)
Total comprehensive income	--	--	--	--	53,752	20,261	--	--	74,013

Dividends declared	--	--	--	--	(2,026)	--	--	--	(2,026)
Employee benefit transactions	975	98	29,286	--	--	--	--	--	29,384
Income tax benefit arising from employee stock option plans	--	--	2,299	--	--	--	--	--	2,299
Purchase of common stock for treasury	--	--	--	--	_--	--	(433)	(17,332)	(17,332)
Balance as of December 31, 2002	26,937	2,694	190,144	--	678,740	(35,034)	(6,781)	(242,387)	594,157
Comprehensive income:
Net income, as restated	--	--	--	--	48,220	--	--	--	48,220
Currency translation adjustment	--	--	--	--	--	39,695	--	--	39,695
Minimum pension liability adjustment	--	--	--	--	--	(1,368)	--	--	(1,368)

Cash flow hedges:
Net derivative gains arising during the year	--	--	--	--	--	521	--	--	521
Total comprehensive income	--	--	--	--	48,220	38,848	--	--	87,068

Dividends declared	--	--	--	--	(2,024)	--	--	--	(2,024)
Employee benefit transactions	485	48	15,836	--	--	--	--	--	15,884
Income tax benefit arising from employee stock option plans	--	--	3,176	--	--	--	--	--	3,176
Reversal of income tax reserves (Note 2)	--	--	15,000	--	--	--	--		15,000
Issuance of restricted stock	--	--	1,356	(1,356)	--	--	--	--	--
Amortization of restricted stock	--	--	--	136	--	--	--	--	136
Purchase of common stock for treasury	--	--	--	--	--	--	(150)	(6,016)	(6,016)
Balance as of December 31, 2003, as restated	27,422 =====	$2,742 ====	$225,512 ======	$(1,220) =====	$724,936 ======	$ 3,814 =======	(6,931) =====	$(248,403) =======	$707,381 ======

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

Note 2.  Restatement of Previously Issued Financial Statements

     The Company has restated its consolidated balance sheet at December 31, 2003, and consolidated statements of income, cash flows, and shareholders' equity for the year ended December 31, 2003. The restatement also impacts the third and fourth quarters of 2003. The restated amounts for these quarters are presented in "Note 25 - Quarterly Financial Data (Unaudited)," below. The restatement is due to a revision to the accounting treatment of the reversal of tax reserves for potential exposure items no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years.

   During the third and fourth quarters of 2003, the Company reversed tax reserves no longer necessary due to the expiration of the statute of limitations on the Company's U.S. tax returns for earlier years. Accordingly, the Company previously reported that this

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reversal resulted in a reduction to the income tax provision of approximately $15 million and a reduction to the overall effective tax rate for 2003 from 26.4% to 5.7%.

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

     The following table presents the impact of the restatement adjustments on the Company's previously reported 2003 results on a condensed basis:
	2003

Condensed Consolidated Statement of Income	As Previously Reported	As Restated

Net sales	$813,743	$813,743
Operating costs and expenses	736,539	736,539

Income from operations	77,204	77,204
Non-operating deductions, net	(4,860)	(4,860)

Income before provisions for taxes
on income and minority interests	72,344	72,344
Provision for taxes on income	4,116	19,116
Minority interests	1,575	1,575

Income before cumulative effect
of accounting change	66,653	51,653
Cumulative effect of accounting change,
net of tax benefit of $2,072	3,433	3,433

Net income	$63,220	$48,220

	2003

Earning per share:	As Previously Reported	As Restated

Basic:
Before cumulative effect of accounting change	$3.30	$2.56
Cumulative effect of accounting change	(0.17)	(0.17)

Basic earnings per share	$3.13	$2.39

Diluted:
Before cumulative effect of accounting change	$3.26	$2.53
Cumulative effect of accounting change	(0.17)	(0.17)

Diluted earnings per share	$3.09	$2.36

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	December 31, 2003

Condensed Consolidated Balance Sheet	As Previously Reported	As Restated

Assets
Total assets	$1,035,500	$1,035,500

Liabilities
Total liabilities	$328,119	$328,119

Shareholders' Equity
Preferred stock	$--	$--
Common stock	2,742	2,742
Additional paid-in capital	210,512	225,512
Deferred compensation	(1,220)	(1,220)
Retained earnings	739,936	724,936
Accumulated other comprehensive income	3,814	3,814

	955,784	955,784
Less common stock held in treasury	248,403	248,403

Total shareholders' equity	707,381	707,381

Total liabilities and shareholders' equity	$1,035,500	$1,035,500

     This restatement had no impact on the net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2003.

Note 3.  Stock-Based Compensation

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2003, 2002 and 2001 were $18.86, $18.30 and $14.36 per share, respectively. Pro forma net income for the fair value of stock options awarded in 2003, 2002 and 2001 were as follows:
	Restated 2003	2002	2001
(millions of dollars, except per share amounts)
Income before cumulative effect of accounting change, as reported	$ 51.7	$ 53.8	$ 49.8
Add: Stock-based employee compensation included in reported income before accounting change	0.1	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.2)	(5.5)
Pro forma income before cumulative effect of accounting change	49.6	51.6	44.3
Cumulative effect of accounting change	3.4	--	--
Pro forma net income	$ 46.2 ====	$ 51.6 ====	$ 44.3 ====

Net income, as reported	$ 48.2 ====	$ 53.8 ====	$ 49.8 ====

Basic EPS
Income before cumulative effect of accounting change, as reported	$ 2.56	$ 2.66	$ 2.54
Pro forma income before cumulative effect of accounting change	2.45	2.55	2.26
Pro forma net income	2.29	2.55	2.26
Net income, as reported	2.39	2.66	2.54

Diluted EPS
Income before cumulative effect of accounting change, as reported	$ 2.53	$ 2.61	$ 2.48
Pro forma income before cumulative effect of accounting change	2.43	2.51	2.21
Pro forma net income	2.26	2.51	2.21
Net income, as reported	2.36	2.61	2.48

Note 4.  Earnings Per Share (EPS)
Thousands of Dollars, Except Per Share Amounts
Basic EPS	Restated 2003	2002	2001

Income before cumulative effect of accounting change	$51,653	$53,752	$49,793
Cumulative effect of accounting change	3,433	--	--
Net income	$48,220 =====	$53,752 =====	$49,793 =====

Weighted average shares outstanding	20,208	20,199	19,630

Basic earnings per share before cumulative effect of accounting change	$ 2.56	$ 2.66	$ 2.54
Cumulative effect of accounting change	(0.17)	--	--
Basic earnings per share	$ 2.39 ======	$ 2.66 ======	$ 2.54 ======

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Diluted EPS	Restated 2003	2002	2001

Income before cumulative effect of change	$51,653	$53,752	$49,793
Cumulative effect of accounting change	3,433	--	--
Net income	$48,220 =====	$53,752 =====	$49,793 =====

Weighted average shares outstanding	20,208	20,199	19,630
Dilutive effect of stock options	223	370	433
Weighted average shares outstanding, adjusted	20,431	20,569	20,063

Diluted earnings per share before cumulative
effect of accounting change	$ 2.53	$ 2.61	$ 2.48
Cumulative effect of accounting change	(0.17)	--	--
Diluted earnings per share	$ 2.36 =====	$ 2.61 ======	$ 2.48 ======

     The weighted average diluted common shares outstanding for the years ending December 31, 2002 and 2001 excludes the dilutive effect of approximately 445,000, and 376,000 options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during such years.

Note 5.  Income Taxes

     Income before provision for taxes, by domestic and foreign source is as follows:
Thousands of Dollars	2003	2002	2001

Domestic	$ 32,853	$ 44,768	$ 40,777
Foreign	39,491	30,966	31,893
Total income before provision for income taxes	$ 72,344 =====	$ 75,734 =====	$ 72,670 =====

     The provision for taxes on income consists of the following:
Thousands of Dollars	Restated 2003	2002	2001
Domestic
Taxes currently payable
Federal	$ 2,326	$ 5,797	$ 8,906
State and local	1,281	179	1,484
Deferred income taxes	4,036	5,873	998
Domestic tax provision	7,643	11,849	11,388

Foreign
Taxes currently payable	10,424	11,601	10,889
Deferred income taxes	1,049	(3,230)	(1,129)
Foreign tax provision	11,473	8,371	9,760

Total tax provision	$19,116 =====	$ 20,220 =====	$ 21,148 =====

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	Restated 2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(5.5)	(4.7)	(4.5)
Difference between tax provided on foreign
earnings and the U.S. statutory rate	(3.3)	(3.2)	(1.9)
State and local taxes, net of Federal tax benefit	0.8	1.4	1.5
Tax credits and foreign dividends	2.3	(0.9)	(1.4)
Contribution of technology	(2.5)	--	--
Other	(0.4)	(0.9)	0.4
Consolidated effective tax rate	26.4% ====	26.7% ====	29.1% =====

     The Company reversed certain tax reserves for potential exposure items during the second half of 2003 as a result of the expiration of the statute of limitations on the Company's U.S. tax returns for certain earlier years. This one-time, non-cash item resulted in an increase in additional paid-in capital of $15 million because such tax reserves were established for potential exposure items related to the tax bases of assets caused by the initial public offering of the Company's common stock in October 1992.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $3.8 million.

     Net foreign currency exchange gains, included in other deductions in the Consolidated Statement of Income, were $476,000, $233,000, and $201,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 7.  Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2003	2002
Raw materials	$34,132	$32,967
Work in process	8,153	7,153
Finished goods	25,998	25,459
Packaging and supplies	18,095	17,330
Total inventories	$86,378 =====	$82,909 =====

Note 8.  Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2003	2002
Land	$ 19,873	$ 21,516
Quarries/mining properties	49,770	27,918
Buildings	151,923	140,550
Machinery and equipment	837,659	801,788
Construction in progress	54,899	39,548
Furniture and fixtures and other	95,826	84,684
	1,209,950	1,116,004
Less: Accumulated depreciation and depletion	(648,362)	(578,580)
Property, plant and equipment, net	$ 561,588 =======	$ 537,424 =======

Note 9.  Restructuring Charges

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

Note 10.   Acquisitions

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  On September 9, 2002, the Company acquired the business and assets of Polar Minerals Inc., a privately owned producer of industrial minerals in the Midwest United States, for approximately $22.5 million.

    The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions:
Millions of Dollars	2003	2002

Current assets	$ --	$11.6
Property, plant and equipment	2.0	17.7
Intangible assets	--	0.7
Goodwill	--	5.5
Net operating loss carry forwards	--	3.4
Total assets acquired	2.0	38.9
Liabilities assumed	--	(4.8)
Net cash paid	$ 2.0 ===	$34.1 ====

Note 11. Goodwill and Other Intangible Assets

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

     The following table reconciles previously reported net income as if the provisions of SFAS No. 142 had come into effect in 2001:
(thousands of dollars)	Year Ended December 31,

	Restated 2003	2002	2001

Reported net income	$48,220	$53,752	$49,793
Addback: goodwill amortization	--	--	818
Adjusted net income	$48,220 =====	$53,752 =====	$50,611 =====

Basic earnings per share:
Reported net income	$ 2.39	$ 2.66	$ 2.54
Goodwill amortization	--	--	0.04
Adjusted net income	$ 2.39 =====	$ 2.66 =====	$ 2.58 =====

Diluted earnings per share:
Reported net income	$ 2.36	$ 2.61	$ 2.48
Goodwill amortization	--	--	0.04
Adjusted net income	$ 2.36 =====	$ 2.61 =====	$ 2.52 =====

     Acquired intangible assets subject to amortization as of December 31, 2003 and December 31, 2002 were as follows:
	December 31, 2003		December 31, 2002

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$ 5.8	$ 0.9	$ 5.8	$ 0.7
Customer lists	1.4	0.2	1.4	0.1
Other	0.2	0.1	0.2	--
	$ 7.4 ===	$ 1.2 ===	$ 7.4 ===	$ 0.8 ===

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12. Accounting for Impairment of Long-Lived Assets

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

Note 13. Derivative Instruments and Hedging Activities

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

Note 15. Long-Term Debt and Commitments

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

Note 16. Benefit Plans

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2003 and 2002 is as follows:

Obligations and Funded Status
	Pension Benefits		Other Benefits

Millions of Dollars	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$125.8	$107.2	$ 24.3	$ 21.6
Service cost	5.7	5.1	1.2	1.1
Interest cost	7.9	7.3	1.6	1.5
Actuarial gain	7.9	7.5	2.2	1.6
Benefits paid	(6.2)	(4.1)	(2.4)	(1.5)
Other	1.6	2.8	--	--
Benefit obligation at end of year	$142.7 ====	$125.8 ====	$ 26.9 ====	$ 24.3 =====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Pension Benefits		Other Benefits
Millions of Dollars	2003	2002	2003	2002

Change in plan assets
Fair value of plan assets at beginning of year	$111.4	$102.7	$ --	$ --
Actual return on plan assets	22.8	(9.2)	--	--
Employer contributions	20.8	20.2	2.4	1.6
Plan participants' contributions	0.2	0.2	--	--
Benefits paid	(7.2)	(4.1)	(2.4)	(1.6)
Other	4.7	1.6	--	--
Fair value of plan assets at end of year	$152.7 ====	$111.4 ====	$ -- =====	$ -- ======

Funded status	$ 10.0	$(14.4)	$(26.9)	$(24.3)
Unrecognized transition amount	(0.1)	--	--	--
Unrecognized net actuarial loss	31.3	42.0	6.4	4.4
Unrecognized prior service cost	4.6	4.7	--	--
Prepaid (accrued) benefit cost	$ 45.8 ====	$ 32.3 =====	$(20.5) ===	$(19.9) ===

      Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Other Benefits
Millions of Dollars	2003	2002	2003	2002
Prepaid expenses	$ 4.3	$ --	$ --	$ --
Prepaid benefit cost	46.3	36.1	(20.5)	--
Accrued benefit liabilities	(7.3)	(7.2)	--	(19.9)
Intangible asset	1.1	1.2	--	--
Accumulated other comprehensive loss	1.4	2.2	--	--
Net amount recognized	$ 45.8 =====	$ 32.3 =====	$(20.5) ===	$(19.9) ====

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:
December 31,

	2003	2002
Projected benefit obligation	$ 33.6	$ 31.5
Accumulated benefit obligation	$ 29.3	$ 26.4
Fair value of plan assets	$ 23.8	$ 17.8

     The accumulated benefit obligation for all defined benefit pension plans was $131.9 million and $109.8 million at December 31, 2003 and 2002, respectively.

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Other Benefits

Millions of Dollars	2003	2002	2001	2003	2002	2001
Service cost	$ 5.7	$ 5.1	$ 5.2	$ 1.2	$ 1.1	$ 1.1
Interest cost	7.9	7.3	6.9	1.6	1.5	1.4
Expected return on plan assets	(10.1)	(9.0)	(9.5)	--	--	--
Amortization of transition amount	0.1	0.1	0.8	--	--	--
Amortization of prior service cost	0.6	0.5	0.5	0.1	(0.4)	(1.7)
Recognized net actuarial loss (gain)	2.3	0.8	(0.2)	--	--	--
SFAS No. 88 settlement	--	--	1.9	--	--	--
Net periodic benefit cost	$ 6.5 ====	$ 4.8 =====	$ 5.6 ====	$ 2.9 ====	$ 2.2 ====	$ 0.8 ====

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

Note 17. Leases

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

Note 18. Litigation

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

Note 19. Stockholders' Equity

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

     The following table summarizes stock option activity for the Plan:
		Under Option

			Weighted Average
	Shares Available		Exercise Price
	For Grant	Shares	Per Share ($)
Balance January 1, 2001	1,252,989	2,519,214	34.23
Authorized	500,000	--	--
Granted	(252,500)	252,500	34.81
Exercised	--	(109,504)	29.04
Canceled	42,057	(42,057)	38.57
Balance December 31, 2001	1,542,546	2,620,153	34.43
Granted	(285,728)	285,728	46.92
Exercised	--	(977,363)	30.03
Canceled	20,335	(20,335)	50.83
Balance December 31, 2002	1,277,153	1,908,183	38.54
Granted	(82,435)	82,435	47.74
Exercised	--	(483,978)	32.92
Canceled	23,874	(23,874)	39.17
Balance December 31, 2003	1,218,592 =======	1,482,766 =======	40.85 ====

    The following table summarizes information concerning Plan options at December 31, 2003:
Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/03	Term (Years)	Price	at 12/31/03	Price
$30.625 - 34.825	278,043	5.0	$33.00	225,773	$32.57
$36.725 - 39.530	776,167	5.4	$39.52	762,667	$39.53
$42.070 - 53.120	428,556	7.9	$48.40	191,685	$49.07

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the minimum pension liability and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):
	Currency Translation	Minimum Pension	Net Gain (Loss) On Cash Flow	Accumulated Other Comprehensive
	Adjustment	Liability	Hedges	Income (Loss)
Balance at January 1, 2001	$(43.1)	$(1.0)	$ --	$(44.1)
Current year change	(11.9)	0.5	0.2	(11.2)

Balance at December 31, 2001	(55.0)	(0.5)	0.2	(55.3)
Current year change	22.2	(0.8)	(1.1)	20.3

Balance at December 31, 2002	(32.8)	(1.3)	(0.9)	(35.0)
Current year change	39.7	(1.4)	0.5	38.8

Balance at December 31, 2003	$ 6.9 ====	$(2.7) ===	$(0.4) ===	$ 3.8 ====

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $0.8 million, ($1.1) million, and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 21. Accounting for Asset Retirement Obligations

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

Note 22. Accounting for Costs Associated with Exit or Disposal Activities

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

Note 23. Deferred Compensation

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

Note 24. Segment and Related Information

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
	2003	2002	2001
Income before provision for taxes on income and minority interests
Consolidated income from operations	$ 77.2	$ 80.9	$ 80.6
Interest income	0.8	1.1	0.8
Interest expense	(5.4)	(5.8)	(7.9)
Other deductions	(0.3)	(0.5)	(0.8)
Income before provision for taxes on income and minority interests	$ 72.3 ====	$ 75.7 ====	$ 72.7 ====

	2003	2002	2001
Total assets
Total segment assets	$ 926.2	$851.3	$819.3
Corporate assets	109.3	48.6	28.5

Consolidated total assets	$1,035.5 =====	$899.9 ====	$847.8 =====
	2003	2002	2001
Capital expenditures
Total segment capital expenditures	$ 49.5	$ 37.0	$ 62.9
Corporate capital expenditures	3.2	0.1	0.2

Consolidated total capital expenditures	$ 52.7 =====	$ 37.1 =====	$ 63.1 =====

     The following is a schedule of amortization expense related to goodwill by segment:
	Amortization of Goodwill

(thousands of dollars)	Year Ended December 31,

	2003	2002	2001
Specialty Minerals	$ --	$ --	$ 373
Refractories	--	--	991
Total	$ -- =====	$ -- =====	$1,364 ===

     The carrying amount of goodwill by reportable segment as of December 31, 2003 and December 31, 2002 was as follows:
	Goodwill

(thousands of dollars)	2003	2002

Specialty Minerals	$ 15,682	$ 14,637
Refractories	37,039	36,654
Total	$ 52,721 ======	$ 51,291 ======

     The net change in goodwill since December 31, 2002 was primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net sales	2003	2002	2001
United States	$499.9	$482.2	$442.7

Canada/Latin America	72.4	68.5	63.6
Europe/Africa	192.6	156.0	129.6
Asia	48.8	46.0	48.5
Total International	313.8	270.5	241.7

Consolidated total net sales	$813.7 ====	$752.7 ====	$684.4 ====

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2003	2002	2001
United States	$402.4	$400.6	$411.1

Canada/Latin America	24.5	21.5	28.5
Europe/Africa	154.7	141.3	115.3
Asia	37.1	31.9	31.4
Total International	216.3	194.7	175.2

Consolidated total long-lived assets	$618.7 ====	$595.3 ====	$586.3 ====

Note 25. Quarterly Financial Data (unaudited)

Thousands of Dollars, Except Per Share Amounts
			Third		Fourth
2003 Quarters	First	Second	As Previously Reported	As Restated	As Previously Reported	As Restated

Net Sales by Product Line
PCC	$109,252	$106,587	$108,541	$108,541	$111,711	$111,711
Processed Minerals	28,523	30,770	30,564	30,564	31,201	31,201
Specialty Minerals Segment	137,775	137,357	139,106	139,106	142,912	142,912
Refractories Segment	63,675	65,017	59,128	59,128	68,773	68,773

Consolidated net sales	201,450	202,374	198,234	198,234	211,685	211,685
Gross profit	49,767	49,996	47,486	47,486	50,745	50,745
Income before cumulative effect
of accounting change	14,917	14,283	24,251	12,769	13,202	9,684
Cumulative effect of accounting change	3,433	--	--	--	--	--
Net income	$ 11,484	$ 14,283	$ 24,251	$ 12,769	$ 13,202	$ 9,684

Earnings per share before accounting change:
Basic	$ 0.74	$ 0.71	$ 1.20	$ 0.63	$ 0.65	$ 0.47
Diluted	$ 0.74	$ 0.70	$ 1.18	$ 0.62	$ 0.64	$ 0.47

Earnings per share after accounting change:
Basic	$ 0.57	$ 0.71	$ 1.20	$ 0.63	$ 0.65	$ 0.47
Diluted	$ 0.57	$ 0.70	$ 1.18	$ 0.62	$ 0.64	$ 0.47

Market Price Range Per Share of Common Stock:
High	$ 44.25	$ 50.20	$ 53.15	$ 53.15	$ 60.75	$ 60.75
Low	$ 35.45	$ 37.57	$ 47.09	$ 47.09	$ 50.90	$ 50.90
Close	$ 37.79	$ 48.14	$ 51.44	$ 51.44	$ 59.25	$ 59.25

Dividends paid per common share	$ 0.025	$ 0.025	$ 0.025	$ 0.025	$ 0.025	$ 0.025

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

         We have audited the accompanying consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

As discussed in Note 2, the Company has restated the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2003.

KPMG LLP

New York, New York
January 22, 2004 (July 28, 2004 as to Note 2)

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

Paul R. Saueracker
Chairman of the Board, President and
Chief Executive Officer

John A. Sorel
Senior Vice President, Finance
and Chief Financial Officer

Michael A. Cipolla
Vice President, Corporate Controller
and Chief Accounting Officer

July 28, 2004

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (thousands of dollars)
Description	Balance at beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)(b)	Balance at End of Period

Year ended December 31, 2003
Valuation and qualifying accounts
deducted from assets to which they apply:
Allowance for doubtful accounts	$7,079 ====	$5,307 ====	$(5,376) =====	$7,010 ====

Year ended December 31, 2002
Valuation and qualifying accounts
deducted from assets to which they apply:
Allowance for doubtful accounts	$3,697 ====	$6,214 ====	$(2,832) =====	$7,079 ====

Year ended December 31, 2001
Valuation and qualifying accounts
deducted from assets to which they apply:
Allowance for doubtful accounts	$2,898 ====	$3,930 ====	$(3,131) =====	$3,697 ====

(a)  Includes impact of translation of foreign currencies.
(b)  Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $618.

S-1