Form 10-Q
period 2004-06-27
MINERALS TECHNOLOGIES INC
filed 2004-08-06
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

or

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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 27, 2004 20,580,241

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q
Page No.

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements:

Condensed Consolidated Statement of Income for the three-month and six-month periods ended June 27, 2004 and June 29, 2003 (unaudited)	3

Condensed Consolidated Balance Sheet as of June 27, 2004 (unaudited) and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 27, 2004 and June 29, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Review Report of Independent Registered Public Accounting Firm	14

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.
Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	22

Item 2.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 4.
Submission of Matters to a Vote of Security Holders	23

Item 6.
Exhibits and Reports on Form 8-K	24

Signature	25

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended

(in thousands, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004		June 29, 2003

Net sales	$229,292	$202,374	$438,765		$403,824
Operating costs and expenses:
Cost of goods sold	174,998	152,378	334,805		304,061
Marketing and administrative expenses	23,579	21,862	45,790		42,999
Research and development expenses	7,378	6,535	14,195		12,620
Restructuring costs	428	--	1,000		--

Income from operations	22,909	21,599	42,975		44,144
Non-operating deductions, net	725	1,441	2,290		2,468

Income before provision for taxes
on income and minority interests	22,184	20,158	40,685		41,676
Provision for taxes on income	6,593	5,494	12,093		11,628
Minority interests	473	381	884		848

Income before cumulative effect
of accounting change	15,118	14,283	27,708		29,200
Cumulative effect of accounting change	--	--	--		3,433

Net income	$15,118	$14,283	$27,708		$25,767

Earnings per share:
Basic:
Before cumulative effect of accounting change	$0.74	$0.71	$1.35		$1.45
Cumulative effect of accounting change	--	--	--		(0.17)

Basic earnings per share	$0.74	$0.71	$1.35		$1.28

Diluted:
Before cumulative effect of accounting change	$0.73	$0.70	$1.33	$	$ 1.44
Cumulative effect of accounting change	--	--	--		(0.17)

Diluted earnings per share	$0.73	$0.70	$1.33	$	$ 1.27

Cash dividends declared per common share	$0.050	$0.025	$0.10	$	$ 0.050

Shares used in computation of earnings per share:
Basic	20,559	20,094	20,520		20,105
Diluted	20,802	20,335	20,760		20,279

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(in thousands, except per share data)	June 27, 2004*	December 31, 2003**

Current assets:
Cash and cash equivalents	$93,604	$90,515
Accounts receivable, net	170,411	147,600
Inventories	88,310	86,378
Prepaid expenses and other current assets	19,118	15,632

Total current assets	371,443	340,125

Property, plant and equipment, less accumulated
depreciation and depletion - June 27, 2004 -
$669,594; December 31, 2003 - $648,362	561,628	561,588
Goodwill	52,667	52,721
Prepaid benefit cost	45,747	46,251
Other assets and deferred charges	34,156	34,815

Total assets	$1,065,641	$1,035,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$30,000	$30,347
Current maturities of long-term debt	3,530	3,175
Accounts payable	44,218	44,217
Other current liabilities	48,263	44,296

Total current liabilities	126,011	122,035

Long-term debt	96,700	98,159
Other non-current liabilities	108,173	107,925

Total liabilities	330,884	328,119

Shareholders' equity:
Common stock	2,769	2,742
Additional paid-in capital	242,956	225,512
Deferred compensation	(2,437)	(1,220)
Retained earnings	750,590	724,936
Accumulated other comprehensive income (loss)	(1,456)	3,814

	992,422	955,784

Less treasury stock	257,665	248,403

Total shareholders' equity	734,757	707,381

Total liabilities and shareholders' equity	$1,065,641	$1,035,500

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended

(in thousands, except per share data)	June 27, 2004	June 29, 2003

Operating Activities:

Net income	$27,708	$25,767
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change	--	3,433
Depreciation, depletion and amortization	34,381	34,373
Other non-cash items	6,340	3,817
Net changes in operating activities	(23,249)	(24,818)

Net cash provided by operating activities	45,180	42,572

Investing Activities:

Purchases of property, plant and equipment	(39,234)	(26,385)
Other	290	751

Net cash used in investing activities	(38,944)	(25,634)

Financing Activities:

Proceeds from issuance of short-term debt	2,980	5,318
Repayment of debt	(4,555)	(5,565)
Purchase of common shares for treasury	(9,261)	(4,716)
Proceeds from issuance of stock under option plan	10,753	2,180
Cash dividends paid	(2,051)	(1,004)

Net cash used in financing activities	(2,134)	(3,787)

Effect of exchange rate changes on cash and
cash equivalents	(1,013)	858

Net increase in cash and cash equivalents	3,089	14,009
Cash and cash equivalents at beginning of period	90,515	31,762

Cash and cash equivalents at end of period	$93,604	$45,771

Supplemental disclosure of cash flow information:
Interest paid	$3,325	$3,152

Income taxes paid	$7,725	$7,111

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by
incurring installation obligations	$--	$11,368

Property, plant and equipment additions related to
asset retirement obligations	$--	$6,762

See accompanying Notes to Condensed Consolidated Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at two locations at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge at such facility.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 27, 2004	June 29, 2003

Expected life (years)	7	7
Interest rate	3.49%	3.27%
Volatility	30.12%	30.94%
Expected dividend yield	0.37%	0.25%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended		Six Months Ended

(in millions, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Income before cumulative effect
of accounting change, as reported	$15.1	$14.3	$27.7	$29.2
Add: Stock-based employee compensation
included in reported income before accounting change	0.1	--	0.2	--
Deduct: Total stock-based employee
compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.5)	(1.2)	(0.9)

Pro forma income before cumulative
effect of accounting change	14.6	13.8	26.7	28.3
Cumulative effect of accounting change	--	--	--	3.4

Pro forma net income	$14.6	$13.8	$26.7	$24.9

Net income, as reported	$15.1	$14.3	$27.7	$25.8

Basic EPS
Income before cumulative effect
of accounting change, as reported	$0.74	$0.71	$1.35	$1.45
Pro forma income before cumulative
effect of accounting change	$0.71	$0.69	$1.30	$1.41
Pro forma net income	$0.71	$0.69	$1.30	$1.24
Net income, as reported	$0.74	$0.71	$1.35	$1.28

Diluted EPS
Income before cumulative effect
of accounting change, as reported	$0.73	$0.70	$1.33	$1.44
Pro forma income before cumulative
effect of accounting change	$0.70	$0.68	$1.29	$1.42
Pro forma net income	$0.70	$0.68	$1.29	$1.25
Net income, as reported	$0.73	$0.70	$1.33	$1.27

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Basic EPS
(in thousands, except per share data)

Income before cumulative effect of accounting change	$15,118	$14,283	$27,708	$29,200
Cumulative effect of accounting change	--	--	--	(3,433)

Net income	$15,118	$14,283	$27,708	$25,767

Weighted average shares outstanding	20,559	20,094	20,520	20,105

Basic earnings per share before cumulative
effect of accounting change	$0.74	$0.71	$1.35	$1.45
Cumulative effect of accounting change	--	--	--	(0.17)

Basic earnings per share	$0.74	$0.71	$1.35	$1.28

Diluted EPS
(in thousands, except per share data)

Income before cumulative effect of accounting change	$15,118	$14,283	$27,708	$29,200
Cumulative effect of accounting change	--	--	--	(3,433)

Net income	$15,118	$14,283	$27,708	$25,767

Weighted average shares outstanding	20,559	20,094	20,520	20,105
Diluted effect of stock options	243	241	240	174

Weighted average shares outstanding, adjusted	20,802	20,335	20,760	20,279

Diluted earnings per share before
cumulative effect of accounting change	$0.73	$0.70	$1.33	$1.44
Cumulative effect of accounting change	--	--	--	(0.17)

Diluted earnings per share	$0.73	$0.70	$1.33	$1.27

Note 5 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	June 27, 2004	December 31, 2003

Raw materials	$33,072	$34,132
Work-in-process	7,636	8,153
Finished goods	28,418	25,998
Packaging and supplies	19,184	18,095

Total inventories	$88,310	$86,378

Note 6 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During the first half of 2004, additional severance costs

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related to this program of approximately $1.0 million were recorded, of which $0.4 million were recorded in the second quarter.

     The following is a reconciliation of the restructuring liability as of June 27, 2004:
(millions of dollars)	Dec. 31, 2003 Balance	2004 Provision	2004 Payments	June 27, 2004 Balance

Employee Severance and Termination Benefits	$2.3	$1.0	$(3.2)	$0.1

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

     The carrying amount of goodwill was $52.7 million as of June 27, 2004 and December 31, 2003.

     Acquired intangible assets subject to amortization as of June 27, 2004 and December 31, 2003 were as follows:
	June 27, 2004		December 31, 2003

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.0	$5.8	$0.9
Customer lists	1.4	0.2	1.4	0.2
Other	0.2	0.1	0.2	0.1

	$7.4	$1.3	$7.4	$1.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2009.

     Included in other assets and deferred charges is an intangible asset of approximately $12.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.9 million was amortized in the first half of 2004. Estimated amortization as a reduction of sales is as follows: 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no charge for impairment during the first half of 2004.

Note 9 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(thousands of dollars)	June 27, 2004	December 31, 2003

7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	8,036	8,256
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	10,551	11,368
Other borrowings	1,843	1,910

Total	100,230	101,334
Less: Current maturities	3,530	3,175

Long-term debt	$ 96,700	$ 98,159

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$1.7	$1.4	$3.4	$2.8
Interest cost	2.1	2.0	4.3	4.0
Expected return on plan assets	(3.1)	(2.5)	(6.3)	(5.0)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Recognized net actuarial loss	0.5	0.6	0.9	1.2
SFAS No. 88 settlement	0.3	--	0.6	--

Net periodic benefit cost	$1.6	$1.6	$3.2	$3.3

(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.4	0.4	0.8	0.8
Recognized net actuarial loss	0.1	--	0.2	--

Net periodic benefit cost	$0.8	$0.7	$1.6	$1.4

Employer Contributions

     Minerals Technologies Inc. expects to contribute $7 million to its pension plan and $3 million to its other post retirement benefit plan in 2004. As of June 27, 2004, no contributions have been made to the pension plan and approximately $1.2 million has been contributed to the post retirement benefit plan.

Note 11 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

(in thousands of dollars)

Net income	$15,118	$14,283	$27,708	$25,767
Other comprehensive income net of tax:
Foreign currency translation adjustments	(1,196)	15,005	(5,349)	19,518
Cash flow hedges:
Net derivative losses arising during the period	62	--	56	--
Reclassification adjustment	63	--	23	--

Comprehensive income	$14,047	$29,288	$22,438	$45,283

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)		June 27, 2004	December 31, 2003

Foreign currency translation adjustments		$1.6	$6.9
Minimum pension liability adjustment		(2.7)	(2.7)
Net loss on cash flow hedges		(0.4)	(0.4)

Accumulated other comprehensive loss	$	(1.5)	$3.8

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

     The following is a reconciliation of asset retirement obligations as of June 27, 2004:
(thousands of dollars)

Asset retirement liability, December 31, 2003	$9,315
Accretion expense	159

Asset retirement liability, June 27, 2004	$9,474

Note 13 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred Compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 26,900 shares in the first quarter of 2004 and 27,600 shares were granted in 2003. The compensation expense amortized with respect to the units during the three-month and six-month periods ended June 27, 2004 was $0.1 million and $0.2 million, respectively.

Note 14 -- Segment and Related Information

     Segment information for the three and six month periods ended June 27, 2004 was as follows:
	Net Sales

	Three Months Ended		Six Months Ended

(in thousands, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Specialty Minerals	$155,130	$137,357	$298,850	$275,132
Refractories	74,162	65,017	139,915	128,692

Total	$229,292	$202,374	$438,765	$403,824

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Income from Operations

	Three Months Ended		Six Months Ended

(thousands of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Specialty Minerals	$16,146	$15,584	$29,620	$31,128
Refractories	6,763	6,015	13,355	13,016

Total	$22,909	$21,599	$42,975	$44,144

     Included in income from operations for the Specialty Minerals and Refractories segments for the second quarter of 2004 are restructuring costs of $0.2 million for each segment.

     Included in income from operations for the Specialty Minerals and Refractories segments for the first half of 2004 are restructuring costs of $0.6 million and $0.4 million, respectively.

     Included in income from operations of the Specialty Minerals segment for the first half of 2003 was a charge for one-time termination benefits of $0.7 million.

     The carrying amount of goodwill by reportable segment as of June 27, 2004 and December 31, 2003 was as follows:

	Goodwill

(thousands of dollars)	June 27, 2004	December 31, 2003

Specialty Minerals	$36,931	$15,682
Refractories	15,736	37,039

Total	$52,667	$52,721

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Six Months Ended

Income before provision for taxes on income and minority interests:	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Income from operations for reportable segments	$22,909	$21,599	$42,975	$44,144
Non-operating deductions, net	725	1,441	2,290	2,468

Income before provision for taxes on income
and minority interests	$22,184	$20,158	$40,685	$41,676

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 27, 2004 and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 27, 2004 and June 29, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 2004 (July 28, 2004 as to Note 2), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
July 29, 2004

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3	75.3	76.3	75.3
Marketing and administrative expenses	10.3	10.8	10.5	10.7
Research and development expenses	3.2	3.2	3.2	3.1
Restructuring costs	0.2	--	0.2	--

Income from operations	10.0	10.7	9.8	10.9
Income before cumulative effect of accounting change	6.6	7.1	6.3	7.2
Cumulative effect of accounting change	--	--	--	0.8

Net income	6.6%	7.1%	6.3%	6.4%

Executive Summary

     At Minerals Technologies, approximately 85% of our sales are to customers in two industries: papermaking and steel making. The economic downturn of the past three years has had severe effects on the paper industry, by far our largest customer group, as paper mills have closed or taken significant downtime and the industry has consolidated. The effect on the steel industry has been even more dramatic, with several large steel makers declaring bankruptcy. Although the overall economy began to improve in late 2003 and early 2004, the paper and steel industries had been slow to participate in the recovery, while maintaining pricing pressure on their suppliers. Over the last few months, we have begun to experience improved conditions, particularly in the steel industry and construction industry in North America. As a result, the second quarter reflected an improved performance in both segments.

     Our sales grew 13% to $229.3 million from $202.4 million in the second quarter of last year. Foreign exchange had a favorable impact of approximately three percentage points of growth. Operating income, including restructuring costs, grew 6% to $22.9 million and was 10.0% of sales.

     We face some significant risks and challenges in the future:

  Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to face a difficult business environment, and may experience further shutdowns;

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

  The cost of employee benefits, particularly health insurance, has risen significantly in recent years and continues to do so;

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

  Continuing research and development activities for new products, in particular our joint development project with International Paper Company (IP) to develop and implement a filler-fiber composite technology;

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

Results of Operations

     Three months ended June 27, 2004 as compared with three months ended June 30, 2003:

Sales
(millions of dollars)	Second quarter 2004	% of Total Sales	Growth	Second quarter 2003	% of Total Sales
Net Sales

U.S.	$139.9	61.0%	12%	$124.9	61.7%
International	$89.4	39.0%	15%	$77.5	38.3%

PCC Products	$118.5	51.7%	11%	$106.6	52.7%
Processed Minerals Products	$36.6	15.9%	19%	$30.8	15.2%

Specialty Minerals Segment	$155.1	67.6%	13%	$137.4	67.9%

Refractories Segment	$74.2	32.4%	14%	$65.0	32.1%

Net Sales	$229.3	100.0%	13%	$202.4	100.0%

     Worldwide net sales in the second quarter of 2004 increased 13% from the previous year to $229.3 million. Foreign exchange had a favorable impact on sales of approximately $5.7 million or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 13% to $155.1 million compared with $137.4 million for the same period in 2003. Sales in the Refractories segment grew 14% over the previous year to $74.2 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 11% in the second quarter to $118.5 million from $106.6 million in the prior year. Sales of PCC used for filling and coating paper had a 7% increase in volumes in the second quarter. Sales growth was achieved in all regions, but most significantly in Europe. This was due to an overall increase in production of printing and writing papers in that region. Asia reported strong growth primarily due to our new satellite facility in Malaysia. North America also performed strongly, aided by the restart of our Millinocket, Maine satellite facility which had been idle since December 2002. Sales of Specialty PCC, used in non-paper applications, also recorded double-digit growth in the second quarter with increased sales in the construction and consumer products industries.

     Net sales of Processed Minerals products increased 19% in the second quarter to $36.6 million from $30.8 million in the second quarter of 2003. This increase was primarily attributable to improved market conditions and increased penetration in the building products and the plastics industries.

     Net sales in the Refractories segment in the second quarter of 2004 increased 14% to $74.2 million from $65.0 million in the prior year. The favorable impact of foreign exchange was approximately four percentage points of growth. This growth was primarily attributable to both improved performance and better steel industry conditions in North America, our largest market, and increased penetration in Asia.

     Net sales in the United States were $139.9 million in the second quarter of 2004, up 12% from the $124.9 million in the prior year. International sales in the second quarter of 2004 increased 15%. Excluding the impact of foreign exchange, the international sales growth was approximately 8%.
Operating Costs and Expenses	Second Quarter 2004	Second Quarter 2003	Growth
(millions of dollars)

Cost of goods sold	$175.0	$152.4	15%
Marketing and administrative	$23.6	$21.9	8%
Research and development	$7.4	$6.5	13%
Restructuring Costs	$0.4	$--	-*-

   * Percentage not meaningful

     Cost of goods sold was 76.3% of sales compared with 75.3% of sales in the prior year for the second quarter. In the Specialty Minerals segment, production margins were affected by higher raw material costs and some weakness in the North American Paper PCC product line. In the Refractories segment, the production margin was impacted by the higher cost of magnesia and other raw materials.

     Marketing and administrative costs increased 8% in the second quarter to $23.6 million and represented 10.3% of net sales. Both segments increased marketing expenses to support worldwide business development efforts. The Company also experienced higher litigation costs to protect our intellectual property.

     Research and development expenses increased 13% to $7.4 million and represented 3.2% of net sales due to increased development activities in both segments, particularly in the IP filler/fiber composite material development efforts.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. As part of this restructuring program, we recorded $0.4 million in charges during the second quarter of 2004. The restructuring charges relate to workforce reductions from all of our business units and the termination of certain leases.
Income from Operations	Second Quarter 2004	Second Quarter 2003	Growth
(millions of dollars)

Income from operations	$22.9	$21.6	6%

     Income from operations in the second quarter of 2004 increased 6% to $22.9 million from $21.6 million in the second quarter of 2003. Income from operations decreased to 10.0% of sales as compared with 10.7% of sales in 2003.

     Income from operations for the Specialty Minerals segment increased 4% to $16.1 million and was 10.4% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to planned research and development spending, increased energy costs and higher manufacturing costs resulting from a number of host mill kiln outages and repairs at several locations in the Paper PCC product line. Operating income for the Refractories segment increased 12% to $6.8 million and was 9.1% of its net sales. Operating income in this division was affected by higher raw material costs.
Non-Operating Deductions	Second Quarter 2004	Second Quarter 2003	Growth
(millions of dollars)

Non-operating deductions, net	$0.7	$1.4	(50)%

     The decrease in non-operating deductions was due to lower net interest costs and foreign exchange.
Net Income	Second Quarter 2004	Second Quarter 2003	Growth
(millions of dollars)

Net income	$15.1	$14.3	6%

     Net income increased 6% to $15.1 million from $14.3 million in the second quarter of 2003. Diluted earnings per common share increased 4% to $0.73 compared with $0.70 in 2003.

     Six months ended June 27, 2004 as compared with six months ended June 30, 2003:
(millions of dollars)	First Half 2004	% of Total Sales	Growth	First Half 2003	% of Total Sales
Net Sales

U.S.	$264.9	60.4%	6%	$249.3	61.7%
International	$173.9	39.6%	13%	$154.5	38.3%

PCC Products	$230.9	52.6%	7%	$215.8	53.4%
Processed Minerals Products	$68.0	15.5%	15%	$59.3	14.7%

Specialty Minerals Segment	$298.9	68.1%	9%	$275.1	68.1%

Refractories Segment	$139.9	31.9%	9%	$128.7	31.9%

Net Sales	$438.8	100.0%	9%	$403.8	100.0%

     Worldwide sales for the first half of 2004 increased 9% to $438.8 from $403.8 in the previous year. The favorable impact of foreign exchange on sales for the first six months was approximately $15.7 million, or four percentage points of growth. Sales in the Specialty Minerals segment increased 9% from the prior year to $298.9 million. Refractories segment sales also increased 9% for the first six months of 2004 to $139.9 from $128.7 in 2003.

     For the first six months, worldwide PCC sales increased 7% to $230.9 million from $215.8 million last year. This product line saw good volume growth in Europe with the increased acceptance of our new paper coating products. Sales were also positively affected by our new PCC plant in Malaysia and the re-start of our PCC operations at Millinocket, Maine, a facility which had been idle since December 2002. Sales of Processed Minerals products increased 15% to $68.0 million from $59.3 million in the first half of 2003. There continues to be strong demand for these products which are used in the building materials, polymers, ceramics, paint and coatings, glass, and other manufacturing industries.

     Sales in the Refractories segment for the first six months of 2004 increased 9% to $139.9 million from $128.7 million in the prior year. This segment recorded significant growth in North America as a result of improved conditions in the steel industry.

     Net sales in the United States were $264.9 million in the first half of 2004, a 6% increase from $249.3 in the prior year. International sales grew 13% for the first six months to $173.9 million from $154.5 million for the same period last year. This growth was primarily attributable to the favorable impact of foreign exchange.

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

     In March, we signed our second commercial contract with the same major glass manufacturer for the use of our SYNSIL® products.
Operating Costs and Expenses	First Half 2004	First Half 2003	Growth
(millions of dollars)

Cost of goods sold	$334.8	$304.1	10%
Marketing and administrative	$45.8	$43.0	6%
Research and development	$14.2	$12.6	12%
Restructuring Costs	$1.0	$--	-*-

   * Percentage not meaningful

     Cost of goods sold was 76.3% of sales compared with 75.3% of sales in the prior year for the first half. In the Specialty Minerals segment, the production margin increased only 2% due to higher manufacturing costs, particularly in the North American Paper PCC product line. Margins in this segment were also affected by the impact of the IP agreement. In the Refractories segment, production margins increased 8% over the prior year.

     Marketing and administrative costs increased 6% in the second quarter to $45.8 million and represented 10.5% of net sales. Both segments increased marketing expenses to support worldwide business development efforts.

     Research and development expenses increased 12% to $14.2 million and represented 3.2% of net sales due to increased development activities in both segments, particularly in the IP filler/fiber composite material development efforts.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. As part of this restructuring program, we recorded $1.0 million in additional charges for the first half of 2004. The restructuring charges relate to workforce reductions from all of our business units and the termination of certain leases.
Income from Operations	First Half 2004	First Half 2003	Growth
(millions of dollars)

Income from operations	$43.0	$44.1	(3)%

     Income from operations in the first half of 2004 decreased 3% to $43.0 million from $44.1 million in the first half of 2003. Income from operations decreased to 9.8% of sales as compared with 10.9% of sales in 2003.

     Income from operations for the Specialty Minerals segment decreased 5% to $29.6 million and was 9.9% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the impact of the IP agreement and higher manufacturing costs in North America, including higher raw material costs and energy costs.

Operating income for the Refractories segment increased 3% to $13.4 million and was 9.5% of its net sales. Operating income in this division was affected by higher raw material costs.
Net Income	First Half 2004	First Half 2003	Growth
(millions of dollars)

Net income	$27.7	$25.8	8%

     Income before the cumulative effect of accounting change decreased 5% to $27.7 million from $29.2 million in the first half of 2003. Diluted earnings per common share before the cumulative effect of accounting change decreased 8% to $1.33 from $1.44 in the prior year. In the first quarter of 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations."  Upon adoption of SFAS No. 143, we recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with our PCC satellite facilities and mining properties, both within the Specialty Minerals segment.

     Net income increased 8% in the first half of 2004 to $27.8 million from $25.8 million in the prior year. Earning per common share, on a diluted basis, increased 5% in the first half to $1.33 as compared with $1.27 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2004 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $45.2 million in the first six months of 2004 as compared with $42.6 million for the same period last year.

     We expect to utilize our cash to support the aforementioned growth strategies.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of June 27, 2004, we repurchased 168,800 shares under this program at an average price of approximately $54.87 per share.

     On April 28, 2004, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. The dividend is an increase from the amount we have historically paid, which had been a quarterly dividend of $0.025 per share since we became a publicly owned company in October 1992.

     We have $110 million in uncommitted short-term bank credit lines, of which $30 million was in use at June 27, 2004. We anticipate that capital expenditures for all of 2004 will approximate $80 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2004 - $3.2 million; 2005 - $3.9 million; 2006 - $54.1 million; 2007 - $2.0 million; 2008 - $7.0 million; thereafter - $31.3 million.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at two locations at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge at such facility.

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

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.5 million of foreign currencies as of June 27, 2004. These contracts mature between July and December of 2004. The fair value of these instruments at June 27, 2004 was a liability of $0.2 million. We entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of our floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of approximately $0.5 million at June 27, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On June 15, 2004, the Company filed suit against Switzerland-based Omya AG for patent infringement seeking injunctive relief and damages in the United States District Court for the Southern District of New York. The suit alleges that Omya and its subsidiaries have infringed, are inducing the infringement of, or are contributing to the infringement of two patents held by the Company covering the use of calcium carbonate in the manufacture of acidic paper. The Company's technology is commonly referred to as acid tolerant technology and is commercialized by Specialty Minerals Inc. through its AT™ precipitated calcium carbonate. Minerals Technologies argues that its business has been, and continues to be, damaged by this alleged infringement, including substantial loss of profits.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e)     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program

March 29 - April 25	--	$--

April 26 - May 23	79,100	$55.17

May 24 - June 27	7,300	$56.16

Total	86,400	$55.26	168,800	$65,738,741

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of June 27, 2004, the Company had repurchased 168,800 shares under this program at an average price of approximately $54.87 per share.

ITEM 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 26, 2004, the following two items were submitted to a vote of the stockholders of the Company:

1.   Votes regarding the election of three directors for a term expiring in 2007 were as follows:

Term Expiring in 2007	Votes For	Votes Withheld
John B. Curcio	18,372,837	509,895
Paul R. Saueracker	18,032,993	849,739
William C. Stivers	18,372,222	510,510

2.   Votes regarding ratification of the appointment of KPMG LLP as independent auditors of the Company for the 2004 fiscal year were as follows:
18,727,948	Votes for approval
140,399	Votes against
14,385	Abstentions

ITEM 6.  Exhibits and Reports on Form 8-K
a)	Exhibits
	10.1	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended July 1, 2004.
	15	Accountants' Acknowledgement.
	31	Rule 13a-14(a)/15d-14(a) Certifications.
	32	Section 1350 Certifications.
	99	Statement of Cautionary Factors That May Affect Future Results.

b)	Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the second quarter of 2004:
On April 21, 2004, the Company filed a current report on Form 8-K under Item 5, announcing the expansion of its subsidiary Specialty Minerals Inc.'s joint venture agreement with Asia Pulp and Paper to construct two new PCC plants in China.
On April 28, 2004, the Company filed a current report on Form 8-K under Item 5, announcing that its wholly owned subsidiary, Minteq International Inc., will construct an automated plant in China for the production of refractory products; and under Items 7 and 12, concerning its financial performance for the first quarter of 2004.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

August 5, 2004