Form 10-Q
period 2004-09-26
MINERALS TECHNOLOGIES INC
filed 2004-11-04
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 22, 2004 20,496,208

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net sales	$236,424	$198,234	$675,189	$602,058
Operating costs and expenses:
Cost of goods sold	181,295	150,748	516,100	454,809
Marketing and administrative expenses	23,670	21,854	69,460	64,853
Research and development expenses	6,991	6,093	21,186	18,713
Restructuring costs	26	--	1,026	--

Income from operations	24,442	19,539	67,417	63,683
Non-operating deductions, net	803	1,100	3,093	3,568

Income before provision for taxes
on income and minority interests	23,639	18,439	64,324	60,115
Provision for taxes on income	7,024	5,144	19,117	16,772
Minority interests	402	526	1,286	1,374

Income before cumulative effect of
accounting change	16,213	12,769	43,921	41,969
Cumulative effect of accounting change	--	--	--	3,433

Net income	$16,213	$12,769	$43,921	$38,536

Earnings per share:
Basic:
Before cumulative effect of accounting change	$0.79	$0.63	$2.14	$2.08
Cumulative effect of accounting change --	--	--	--	(0.17)

Basic earnings per share	$0.79	$0.63	$2.14	$1.91

Diluted:
Before cumulative effect of accounting change	$0.78	$0.62	$2.12	$2.06
Cumulative effect of accounting change --	--	--	--	(0.17)

Diluted earnings per share	$0.78	$0.62	$2.12	$1.89

Cash dividends declared per common share	$0.05	$0.025	$0.15	$0.075

Shares used in computation of earnings per share:
Basic	20,556	20,185	20,532	20,132
Diluted	20,769	20,489	20,763	20,349

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
(in thousands, except per share data)	Sept. 26, 2004*	Dec. 31, 2003**

Current assets:
Cash and cash equivalents	$98,208	$90,515
Accounts receivable, net	176,553	147,600
Inventories	97,231	86,378
Prepaid expenses and other current assets	20,778	15,632

Total current assets	392,770	340,125

Property, plant and equipment, less accumulated
depreciation and depletion - September 26, 2004 - $686,015; December 31, 2003 - $648,362	572,349	561,588
Goodwill	52,749	52,721
Prepaid benefit cost	49,412	46,251
Other assets and deferred charges	33,136	34,815

Total assets	$1,100,416	$1,035,500

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$30,000	$30,347
Current maturities of long-term debt	3,472	3,175
Accounts payable	58,298	44,217
Other current liabilities	50,105	44,296

Total current liabilities	141,875	122,035

Long-term debt	95,949	98,159
Other non-current liabilities	112,575	107,925

Total liabilities	350,399	328,119

Shareholders' equity:
Common stock	2,771	2,742
Additional paid-in capital	244,852	225,512
Deferred compensation	(2,297)	(1,220)
Retained earnings	765,780	724,936
Accumulated other comprehensive income (loss)	3,283	3,814

	1,014,389	955,784

Less treasury stock	264,372	248,403

Total shareholders' equity	750,017	707,381

Total liabilities and shareholders' equity	$1,100,416	$1,035,500

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(in thousands, except per share data)	Sept. 26, 2004	Sept. 28, 2003

Operating Activities:

Net income	$43,921	$38,536
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change	--	3,433
Depreciation, depletion and amortization	52,050	51,079
Other non-cash items	9,734	4,254
Net changes in operating activities	(23,252)	(36,228)

Net cash provided by operating activities	82,453	61,074

Investing Activities:

Purchases of property, plant and equipment	(65,740)	(40,090)
Acquisition of business	--	1,990
Other	942	1,229

Net cash used in investing activities	(64,798)	(40,851)

Financing Activities:

Proceeds from issuance of short-term debt	2,980	5,318
Repayment of debt	(5,224)	(5,919)
Purchase of common shares for treasury	(15,969)	(4,716)
Proceeds from issuance of stock under option plan	11,561	9,937
Cash dividends paid	(3,077)	(1,513)

Net cash used in financing activities	(9,729)	3,107

Effect of exchange rate changes on cash and
cash equivalents	(233)	1,617

Net increase in cash and cash equivalents	7,693	25,037
Cash and cash equivalents at beginning of period	90,515	31,762

Cash and cash equivalents at end of period	$98,208	$56,799

Supplemental disclosure of cash flow information:
Interest paid	$5,171	$5,518

Income taxes paid	$12,266	$10,923

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by
incurring installation obligations	$--	$11,368

Property, plant and equipment additions related to
asset retirement obligations	$--	$6,762

See accompanying Notes to Condensed Consolidated Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 3 -- Accounting for Stock-Based Compensation

     In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and requires additional disclosures in interim and annual financial statements. The FASB recently indicated that they would require stock-based employee compensation to be recorded as a charge to earnings beginning in the second half of 2005. The disclosure in interim periods requires pro forma net income and net income per share as if the Company adopted the fair value method of accounting for stock-based awards. The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Sept. 26, 2004	Sept. 28, 2003

Expected life (years)	7	7
Interest rate	3.79%	3.96%
Volatility	29.8%	30.8%
Expected dividend yield	0.37%	0.20%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended		Nine Months Ended

(in millions, except per share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Income before cumulative effect of accounting
change, as reported	$16.2	$12.8	$43.9	$42.0
Add: Stock-based employee compensation included
in reported income before accounting change	0.1	--	0.2	--
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.5)	(1.8)	(1.4)

Pro forma income before cumulative effect of
accounting change	15.7	12.3	42.3	40.6
Cumulative effect of accounting change	--	--	--	3.4

Pro forma net income	$15.7	$12.3	$42.3	$37.2

Net income, as reported	$16.2	$12.8	$43.9	$38.5

Basic EPS
Income before cumulative effect of accounting
change, as reported	$0.79	$0.63	$2.14	$2.08
Pro forma income before cumulative effect of
accounting change	$0.76	$0.61	$2.06	$2.02
Net income, as reported	$0.79	$0.63	$2.14	$1.91
Pro forma net income	$0.76	$0.61	$2.06	$1.85

Diluted EPS
Income before cumulative effect of accounting
change, as reported	$0.78	$0.62	$2.12	$2.06
Pro forma income before cumulative effect of
accounting change	$0.76	$0.60	$2.05	$2.00
Net income, as reported	$0.78	$0.62	$2.12	$1.89
Pro forma net income	$0.76	$0.60	$2.05	$1.83

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Nine Months Ended

	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Basic EPS
(in thousands, except per share data)

Income before cumulative effect of accounting change	$16,213	$12,769	$43,921	$41,969
Cumulative effect of accounting change	--	--	--	3,433

Net income	$16,213	$12,769	$43,921	$38,536

Weighted average shares outstanding	20,556	20,185	20,532	20,132

Basic earnings per share before cumulative effect of
accounting change	$0.79	$0.63	$2.14	$2.08
Cumulative effect of accounting change	--	--	--	(0.17)

Basic earnings per share	$0.79	$0.63	$2.14	$1.91

Diluted EPS
(in thousands, except per share data)

Income before cumulative effect of accounting change	$16,213	$12,769	$43,921	$41,969
Cumulative effect of accounting change	--	--	--	3,433

Net income	$16,213	$12,769	$43,921	$38,536

Weighted average shares outstanding	20,556	20,185	20,532	20,132
Diluted effect of stock options	213	304	231	217

Weighted average shares outstanding, adjusted	20,769	20,489	20,763	20,349

Diluted earnings per share before cumulative effect of
accounting change	$0.78	$0.62	$2.12	$2.06
Cumulative effect of accounting change	--	--	--	(0.17)

Diluted earnings per share	$0.78	$0.62	$2.12	$1.89

Note 5 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	Sept. 26, 2004	Dec. 31, 2003

Raw materials	$43,478	$34,132
Work-in-process	6,440	8,153
Finished goods	28,209	25,998
Packaging and supplies	19,104	18,095

Total inventories	$97,231	$86,378

Note 6 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During the first nine months of 2004, additional severance

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 costs related to this program of approximately $1.0 million were recorded. At the end of the third quarter of 2004 no liability remains to be paid.

     The following is a reconciliation of the restructuring liability as of September 26, 2004:
(millions of dollars)	Dec. 31, 2003 Balance	2004 Provision	2004 Payments	Sept. 26, 2004 Balance

Employee Severance and Termination Benefits	$2.3	$1.0	$(3.3)	--

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

     The carrying amount of goodwill was $52.7 million as of September 26, 2004 and December 31, 2003.

     Acquired intangible assets subject to amortization as of September 26, 2004 and December 31, 2003 were as follows:
	September 26, 2004		December 31, 2003

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.2	$5.8	$0.9
Customer lists	1.4	0.3	1.4	0.2
Other	0.2	0.1	0.2	0.1

	$7.4	$1.6	$7.4	$1.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2009.

     Included in other assets and deferred charges is an intangible asset of approximately $12.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.4 million was amortized in the first nine months of 2004. Estimated amortization as a reduction of sales is as follows: 2004 - $1.8 million; 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This Statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no charge for impairment during the third quarter of 2004.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	Sept. 26, 2004	Dec. 31, 2003

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	7,206	8,256
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	10,551	11,368
Other borrowings	1,864	1,910

Total	99,421	101,334
Less: Current maturities	3,472	3,175

Long-term debt	$95,949	$98,159

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

     The company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Service cost	$1.7	$1.4	$5.0	$4.2
Interest cost	2.2	2.0	6.5	6.0
Expected return on plan assets	(3.1)	(2.5)	(9.4)	(7.5)
Amortization of prior service cost	0.1	0.1	0.4	0.4
Recognized net actuarial loss	0.3	0.6	1.2	1.8
SFAS No. 88 settlement	--	--	0.7	--

Net periodic benefit cost	$1.2	$1.6	$4.4	$4.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Service cost	$0.4	$0.3	$1.0	$0.9
Interest cost	0.5	0.4	1.3	1.2
Recognized net actuarial loss	--	--	0.2	--

Net periodic benefit cost	$0.9	$0.7	$2.5	$2.1

Employer Contributions

     Minerals Technologies Inc. expects to contribute approximately $13 million to its pension plan and $3 million to its other post retirement benefit plan in 2004. As of September 26, 2004, approximately $5 million of contributions have been made to the pension plan and approximately $1.6 million has been contributed to the post retirement benefit plan.

Note 11 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended

	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
(in thousands of dollars)

Net income	$16,213	$12,769	$43,921	$38,536
Other comprehensive income net of tax:
Foreign currency translation adjustments	4,594	2,436	(755)	21,957
Cash flow hedges:
Net derivative losses arising during the period	76	122	132	122
Reclassification adjustment	68	--	91	--

Comprehensive income	$20,951	$15,330	$43,389	$60,615

     The components of accumulated other comprehensive income, net of related tax, are as follows:
(millions of dollars)	Sept. 26, 2004	Dec. 31, 2003

Foreign currency translation adjustments	$6.2	$6.9
Minimum pension liability adjustment	(2.7)	(2.7)
Net loss on cash flow hedges	(0.2)	(0.4)

Accumulated other comprehensive income	$3.3	$3.8

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

     The following is a reconciliation of asset retirement obligations as of September 26, 2004:
(thousands of dollars)

Asset retirement liability, December 31, 2003	$9,315
Accretion expense	372
Payments	(47)

Asset retirement liability, September 26, 2004	$9,640

Note 13 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred Compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 26,900 shares in the first quarter of 2004 and 27,600 shares were granted in 2003. The compensation expense amortized with respect to the units during the three-month and nine-month periods ended September 26, 2004 was $0.1 million and $0.4 million, respectively.

Note 14 -- Segment and Related Information

     Segment information for the three and nine month periods ended September 26, 2004 was as follows:
	Net Sales
	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Specialty Minerals	$160,041	$139,106	$458,891	$414,238
Refractories	76,383	59,128	216,298	187,820

Total	$236,424	$198,234	$675,189	602,058

	Income from Operations
	Three Months Ended		Nine Months Ended

(thousands of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Specialty Minerals	$17,427	$15,012	$47,047	$46,140
Refractories	7,015	4,527	20,370	17,543

Total	$24,442	$19,539	$67,417	$63,683

     Included in income from operations for the Specialty Minerals and Refractories segments for the first nine months of 2004 are restructuring costs of $0.6 million for the Specialty Minerals segment and $0.4 million for the Refractories segment, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in income from operations of the Specialty Minerals segment for the first nine months of 2003 was a charge for one-time termination benefits of $0.7 million.

     The carrying amount of goodwill by reportable segment as of September 26, 2004 and December 31, 2003 was as follows:
	Goodwill

(thousands of dollars)	Sept. 26, 2004	Dec. 31, 2003
Specialty Minerals	$15,746	$15,682
Refractories	37,003	37,039

Total	$52,749	$52,721

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
(thousands of dollars)	Three Months Ended		Nine Months Ended

Income before provision for taxes on income and minority interests:	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Income from operations for reportable segments	$24,442	$19,539	$67,417	$63,683
Non-operating deductions, net	803	1,100	3,093	3,568

Income before provision for taxes on income
and minority interests	$23,639	$18,439	$64,324	$60,115

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 26, 2004 and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 26, 2004 and September 28, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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
October 28, 2004

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.7	76.0	76.4	75.5
Marketing and administrative expenses	10.0	11.0	10.3	10.8
Research and development expenses	3.0	3.1	3.1	3.1
Restructuring costs	--	--	0.2	--

Income from operations	10.3	9.9	10.0	10.6
Income before cumulative effect of accounting change	6.9	6.4	6.5	7.0
Cumulative effect of accounting change	--	--	--	0.6

Net income	6.9%	6.4%	6.5%	6.4%

Executive Summary

     At Minerals Technologies, approximately 80% of our sales are to customers in two industries: papermaking and steel making. The economic downturn of the past three years has had severe effects on the paper industry, by far our largest customer group, as paper mills have closed or taken significant downtime and the industry has consolidated. The effect on the steel industry has been even more dramatic, with several large steel makers declaring bankruptcy. Although the overall economy began to improve in late 2003 and early 2004, the paper and steel industries had been slow to participate in the recovery, while maintaining pricing pressure on their suppliers. Over the past two quarters, we have begun to experience improved conditions, particularly in the steel industry and construction industry in North America. As a result, the third quarter reflected an improved performance in both segments.

     Our sales grew 19% to $236.4 million from $198.2 million in the third quarter of last year. Foreign exchange had a favorable impact of approximately 3 percentage points of growth. Operating income grew 25% to $24.4 million and was 10.3% of sales.

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
  We are experiencing increased costs of magnesia and talc imported from China, including higher shipping costs and higher other raw material costs in both segments;
  We are also experiencing increased energy costs in both of our business segments;
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

  Increasing our sales of PCC for paper coating, particularly from the coating PCC facility under construction in Walsum, Germany, which is now in the commissioning and start-up phase;

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

Results of Operations

     Three months ended September 26, 2004 as compared with three months ended September 28, 2003:

Sales
(millions of dollars)	Third quarter 2004	% of Total Sales	Growth	Third quarter 2003	% of Total Sales
Net Sales

U.S.	$145.3	61.5%	18%	$123.3	62.2%
International	$91.1	38.5%	22%	$74.9	37.8%

PCC Products	$123.6	52.3%	14%	$108.5	54.8%
Processed Minerals Products	$36.4	15.4%	19%	$30.6	15.4%

Specialty Minerals Segment	$160.0	67.7%	15%	$139.1	70.2%

Refractories Segment	$76.4	32.3%	29%	$59.1	29.8%

Net Sales	$236.4	100.0%	19%	$198.2	100.0%

     Worldwide net sales in the third quarter of 2004 increased 19% from the previous year to $236.4 million. Foreign exchange had a favorable impact on sales of approximately $5.9 million or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 15% to $160.0 million compared with $139.1 million for the same period in 2003. Sales in the Refractories segment grew 29% over the previous year to $76.4 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 14% in the third quarter to $123.6 million from $108.5 million in the prior year. Sales growth was achieved in all regions, but most significantly in Europe. Excluding the effect of foreign currency, European sales grew 20%. This was due to an overall increase in production of printing and writing papers in that region. Asia reported 16% growth, excluding the effect of foreign currency, primarily due to our new satellite facility in Malaysia. North America also performed strongly with 8% growth, aided by the restart of our Millinocket, Maine satellite facility which had been idle since December 2002. Sales of Specialty PCC, used in non-paper applications, recorded 7% growth over prior year in the third quarter.

     Net sales of Processed Minerals products increased 19% in the third quarter to $36.4 million from $30.6 million in the third quarter of 2003. This increase was primarily attributable to improved market conditions and increased penetration in the building products and the plastics industries.

     Net sales in the Refractories segment in the third quarter of 2004 increased 29% to $76.4 million from $59.1 million in the prior year. The favorable impact of foreign exchange was approximately 4 percentage points of growth. This growth was primarily attributable to both improved performance and better steel industry conditions in North America, our largest market, where sales grew 45% over the prior year.

     Net sales in the United States were $145.3 million in the third quarter of 2004, up 18% from the $123.3 million in the prior year. International sales in the third quarter of 2004 increased 22%. Excluding the impact of foreign exchange, the international sales growth was approximately 14%.
Operating Costs and Expenses	Third Quarter 2004	Third Quarter 2003	Growth
(millions of dollars)

Cost of goods sold	$181.3	$150.7	20%
Marketing and administrative	$23.7	$21.9	8%
Research and development	$7.0	$6.1	15%

     Cost of goods sold was 76.7% of sales compared with 76.0% of sales in the prior year for the third quarter. In the Specialty Minerals segment, production margins were affected by higher raw material costs and some weakness in the North American Specialty PCC product line. In the Refractories segment, the production margin was impacted by the higher cost of magnesia and other raw materials.

     Marketing and administrative costs increased 8% in the third quarter to $23.7 million and represented 10.0% of net sales. Both segments increased marketing expenses to support worldwide business development efforts. The Company also experienced higher litigation costs to protect our intellectual property.

     Research and development expenses increased 15% to $7 million and represented 3.0% of net sales due to increased development activities in both segments, particularly in the IP filler/fiber composite material development efforts.
Income from Operations	Third Quarter 2004	Third Quarter 2003	Growth
(millions of dollars)

Income from operations	$24.4	$19.5	25%

     Income from operations in the third quarter of 2004 increased 25% to $24.4 million from $19.5 million in the third quarter of 2003. Income from operations was 10.3% of sales as compared with 9.9% of sales in 2003.

     Income from operations for the Specialty Minerals segment increased 16% to $17.4 million and was 10.9% of its net sales. Operating income for this segment was affected by higher raw material costs, increased energy costs and increased research and development spending. Operating income for the Refractories segment increased 55% to $7.0 million and was 9.2% of its net sales. Operating income in this segment was affected by higher raw material costs.

Non-Operating Deductions	Third Quarter 2004	Third Quarter 2003	Growth
(millions of dollars)

Non-operating deductions, net	$0.8	$1.1	(27)%

     The decrease in non-operating deductions was due to lower net interest costs and foreign exchange.
Income Taxes	Third Quarter 2004	Third Quarter 2003	Growth
(millions of dollars)

Income taxes	$7.0	$5.1	37%

     The effective tax rate increased in 2004 to 29.7% from 27.9% in the prior year.
Net Income	Third Quarter 2004	Third Quarter 2003	Growth
(millions of dollars)

Net income	$16.2	$12.8	27%

     Net income increased 27% to $16.2 million from $12.8 million in the third quarter of 2003. Diluted earnings per common share increased 26% to $0.78 compared with $0.62 in 2003.

     Nine Months ended September 26, 2004 as compared with Nine Months ended September 28, 2003:
(millions of dollars)	Third Quarter 2004	% of Total Sales	Growth	Third Quarter 2003	% of Total Sales
Net Sales

U.S.	$410.2	60.8%	10%	$372.6	61.9%
International	$265.0	39.2%	15%	$229.4	38.1%

PCC Products	$354.5	52.5%	9%	$324.4	53.9%
Processed Minerals Products	$104.4	15.5%	16%	$89.8	14.9%

Specialty Minerals Segment	$458.9	68.0%	11%	$414.2	68.8%

Refractories Segment	$216.3	32.0%	15%	$187.8	31.2%

Net Sales	$675.2	100.0%	12%	$602.0	100.0%

     Worldwide sales for the first nine months of 2004 increased 12% to $675.2 from $602.0 in the previous year. The favorable impact of foreign exchange on sales for the first nine months was approximately $21.6 million, or four percentage points of growth. Sales in the Specialty Minerals segment increased 11% from the prior year to $458.9 million. Refractories segment sales also increased 15% for the first nine months of 2004 to $216.3 from $187.8 in 2003.

     For the first nine months, worldwide PCC sales increased 9% to $354.5 million from $324.4 million last year. This product line saw good volume growth in Europe with the increased acceptance of our new paper coating products. Sales in Europe grew 13% over prior, excluding foreign currency. Sales were also positively affected by our new PCC plant in Malaysia and the re-start of our PCC operations at Millinocket, Maine, a facility which had been idle since December 2002. Sales of Processed Minerals products increased 16% to $104.4 million from $89.8 million in 2003. There continues to be strong demand for these products which are used in the building materials, polymers, ceramics, paint and coatings, glass, and other manufacturing industries.

     Sales in the Refractories segment for the first nine months of 2004 increased 15% to $216.3 million from $187.8 million in the prior year. This segment recorded significant growth in North America as a result of both increased penetration and improved conditions in the steel industry.

     Net sales in the United States were $410.2 million for the first nine months of 2004, a 10% increase from $372.6 in the prior year. International sales grew 15% for the first nine months to $265.0 million from $229.4 million for the same period last year. Excluding the impact of foreign exchange, the international sales growth was approximately 6%.

     On May 28, 2003, we reached a two-part agreement with IP that extended eight PCC plant supply contracts and gave us an exclusive license to patents held by IP relating to the use of novel fillers, such as PCC-fiber composites. We made a one-time $16 million payment to IP in exchange for the contract extensions and a technology license, which will be amortized as a reduction of sales over the duration of the extended contracts. In addition, prices were adjusted at certain of the IP facilities covered by the contract extensions. The overall impact of the revisions to the IP contracts was to reduce earnings by approximately $0.03 per share in the first nine months of 2004.

     In March, we signed our second commercial contract with the same major glass manufacturer for the use of our SYNSIL® products.
Operating Costs and Expenses	Nine Months 2004	Nine Months 2003	Growth
(millions of dollars)

Cost of goods sold	$516.1	$454.8	13%
Marketing and administrative	$69.5	$64.9	7%
Research and development	$21.2	$18.7	13%
Restructuring Costs	$1.0	$--	* %

   * Percentage not meaningful

     Cost of goods sold was 76.4% of sales compared with 75.5% of sales in the prior year for the first nine months. In the Specialty Minerals segment, the production margin increased only 6% due to higher manufacturing costs, particularly in the North American Paper PCC product line. Margins in this segment were also affected by the impact of the IP agreement. In the Refractories segment, production margins increased 12% over the prior year. Production margins were affected by higher raw materials costs.

     Marketing and administrative costs increased 7% in the first nine months to $69.5 million and represented 10.3% of net sales. Both segments increased marketing expenses to support worldwide business development efforts. There were also higher litigation costs associated with a lawsuit to protect our intellectual property.

     Research and development expenses increased 13% to $21.2 million and represented 3.1% of net sales due to increased development activities in both segments, particularly in the IP filler/fiber composite material development efforts.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. As part of this restructuring program, we recorded $1.0 million in additional charges for the first nine months of 2004. The restructuring charges relate to workforce reductions from all of our business units and the termination of certain leases.

Income from Operations	Nine Months 2004	Nine Months 2003	Growth
(millions of dollars)

Income from operations	$67.4	$63.7	6%

     Income from operations in the first nine months of 2004 increased 6% to $67.4 million from $63.7 million in 2003. Income from operations decreased to 10.0% of sales as compared with 10.6% of sales in 2003.

     Income from operations for the Specialty Minerals segment increased 2% to $47.0 million and was 10.3% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the impact of the IP agreement and higher manufacturing costs in North America, including higher raw material costs and energy costs. Operating income for the Refractories segment increased 16% to $20.4 million and was 9.4% of its net sales. Operating income in this division was affected by higher raw material costs.
Income Taxes	Nine Months 2004	Nine Months 2003	Growth
(millions of dollars)

Income taxes	$19.1	$16.8	14%

     The effective tax rate increased to 29.7% from 27.9% in the prior year.
Net Income	Nine Months 2004	Nine Months 2003	Growth
(millions of dollars)

Net income	$43.9	$38.5	14%

     Income before the cumulative effect of accounting change increased 5% to $43.9 million from $42.0 million in the first nine months of 2003. Diluted earnings per common share before the cumulative effect of accounting change increased 3% to $2.12 from $2.06 in the prior year. In the first quarter of 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations."  Upon adoption of SFAS No. 143, we recorded a non-cash, after-tax charge to earnings of approximately $3.4 million for the cumulative effect of this accounting change related to retirement obligations associated with our PCC satellite facilities and mining properties, both within the Specialty Minerals segment.

     Net income increased 14% for the first nine months of 2004 to $43.9 million from $38.5 million in the prior year. Earning per common share, on a diluted basis, increased 12% to $2.12 as compared with $1.89 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2004 were provided from operations and were applied principally to fund capital expenditures and purchases of common shares for treasury. Cash provided from operating activities amounted to $82.5 million in the first nine months of 2004 as compared with $61.1 million for the same period last year. The increase in cash from operations was primarily due to the payment to International Paper of $16 million in the prior year in exchange for customer contract extensions and a technology license.

     We expect to utilize our cash to support the aforementioned opportunities for growth.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of September 26, 2004, we repurchased 288,800 shares under this program at an average price of approximately $55.29 per share.

     On April 28, 2004, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. The dividend is an increase from the amount we have historically paid, which had been a quarterly dividend of $0.025 per share since we became a publicly owned company in October 1992.

     We have $110 million in uncommitted short-term bank credit lines, of which $30 million was in use at September 26, 2004. We anticipate that capital expenditures for all of 2004 will approximate $80 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2004 - $3.2 million; 2005 - $3.9 million; 2006 - $54.1 million; 2007 - $2.0 million; 2008 - $7.0 million; thereafter - $31.3 million.

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

Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The FASB recently indicated that they would require stock-based employee compensation to be recorded as a charge to earnings beginning in the second half of 2005. We continue to monitor their progress on the issuance of this standard as well as evaluating our position with respect to current guidance.

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

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $4.8 million of foreign currencies as of September 26, 2004. These contracts mature between October 2004 and March 2005. The fair value of these instruments at September 26, 2004 was a liability of $0.1 million. We entered into three-year interest rate swap agreements with a notional amount of $30 million that expire in January 2005. These agreements effectively convert a portion of our floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of approximately $0.3 million at September 26, 2004.

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

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order which had been agreed to by Minerals Technologies Inc., Specialty Minerals Inc., and Minteq International Inc. relating to the Canaan, Connecticut, site at which both Minteq and Specialty Minerals have operations. The order includes provisions requiring investigation and remediation of contamination associated with historic activities at a portion of site. The investigation is ongoing. The cost of remediation at the site remains uncertain.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e)     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program

June 28 - July 25	25,900	$57.13

July 26 - August 22	37,900	$55.12

August 23 - September 26	56,200	$55.86

Total	120,000	$55.90	288,800	$59,030,947

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of September 26, 2004, the Company had repurchased 288,800 shares under this program at an average price of approximately $55.29 per share.

ITEM 6.  Exhibits

a)	Exhibits
	15	Accountants' Acknowledgement.
	31	Rule 13a-14(a)/15d-14(a) Certifications.
	32	Section 1350 Certifications.
	99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and Chief Financial Officer (principal financial officer)

November 3, 2004