Form 10-K
period 2004-12-31
MINERALS TECHNOLOGIES INC
filed 2005-03-11
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-3295

MINERALS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1190717 (I.R.S. Employer Identification Number)
The Chrysler Building 405 Lexington Avenue New York, New York (Address of principal executive office)	10174-0002 (Zip Code)

(212) 878-1800
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

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

Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     Indicate by check mark whether the Registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X  No __

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 25, 2004, was approximately $1.2 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 11, 2005, the Registrant had outstanding 20,523,833 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 5, 2005	Part III

PART I

Item 1.   Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and related systems and services. The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and the processed mineral product quicklime ("lime"), and mines, processes and sells other natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application equipment used primarily by the steel, non-ferrous metal and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability of developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $484.7 million, $436.1 million and $423.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. Sales to International Paper Company represented approximately 10.0% and 11.5% of consolidated net sales in 2003 and 2002, respectively, and less than 10% of consolidated net sales in 2004. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

     In the paper industry, the Company's PCC is used:
  as filler in the production of coated and uncoated wood-free printing and writing papers;
  as a filler for coated and uncoated groundwood (wood-containing) paper such as newsprint, magazine and catalog papers; and
  as a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $434.0 million, $389.6 million and $376.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Over 45% of the Company's sales are of PCC sold to papermakers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located within a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in the continued growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2004, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales from its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing papers markets, and OPACARB® PCC, a family of products for coating paper.

     The Company owns, staffs, operates and maintains all of its satellite PCC plants, and owns or licenses the related technology. The Company and its paper mill customers enter into long-term agreements, generally ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third parties PCC produced at a satellite plant in excess of the host paper mill's requirement.

     The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills at Adams, Massachusetts; Lifford, England; Lappeenranta, Finland; Hermalle, Belgium; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers - North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2004, more than 90% of North American wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 25 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Wood-Free Printing and Writing Papers - Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 23 commercial satellite PCC plants located at paper mills that produce wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 35% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a process for the manufacture of an acid-tolerant form of PCC (AT® PCC) that facilitates production of high-brightness, high-quality groundwood paper in an acidic environment. Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 40 paper machines at about 20 groundwood paper mills around the world.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating pigment technology will open up a large market for PCC that will build slowly as more paper companies include PCC in their proprietary coating formulations. PCC increases gloss, opacity, brightness and printability of the paper while decreasing its costs per ton. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at 14 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of slurry and dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $50.7 million, $46.5 million and $47.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in rigid polyvinyl chloride products (pipe and profiles), thermoset polyesters (automotive body parts), sealants (automotive and construction applications), adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts; Brookhaven, Mississippi; and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines or purchases and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of all processed mineral products were $138.7 million, $121.0 million and $97.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net sales of the talc products were $51.6 million, $43.2 million and $30.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts facility is used as a raw material for the manufacture of PCC at that site and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana and processes purchased talc in Mt. Vernon and Wellsville, Ohio. The talc is sold worldwide in finely ground form for paint and coatings, ceramic and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a majority of automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe contain the Company's Barretts talc.

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 20 years at its talc production facility.

     The Company also has two mineral processing plants in the Midwest United States, which process high quality mineral ores imported from foreign sources into performance minerals for the plastics, paint, adhesive and sealants, rubber and cosmetic industries. This capability was obtained through the acquisition of the business and assets of Polar Minerals Inc. in the third quarter of 2002.

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products, systems and services. The Company's Refractory segment net sales were $300.3 million, $256.6 million and $232.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Net sales of refractory products, including those for non-ferrous applications, were $243.0 million, $209.7 million and $189.8 million for the years ended December 31, 2004, 2003 and 2002. Robotic-type shooters, including the Company's proprietary SCANTROL™ application system, SEQUAD® sprayer and its MINSCAN™ system, allow for remote-controlled application in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SCANTROL™ application system, SEQUAD® sprayer, the MINSCAN™ system, and the related technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall refractory cost per ton of steel produced to steel makers.

     The Company's experienced technical service staff and advanced application equipment provide customers assurance that they will achieve their desired productivity objectives. The Company's technicians are also able to conduct laser measurement of refractory wear, usually in conjunction with robotic application tools, to improve maintenance performance at many locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     Over the past several years a significant amount of the Company's refractory product sales have come from new products. Some of the new products the Company has introduced in the past few years included:

  the MAG-O-STAR® and MAG-O-STAR® ALM spray coatings, an advanced refractory material for application to the slag line at the top of hot steel ladles increasing availability, balancing wear and extending lining life;
  innovations to the OPTISHOT™ family of refractory products;
  the MINSCAN™ application system, a fully automated application system for applying refractory materials to electric arc furnaces;
  LACAM® and VisionTech laser-based refractory measurement systems; and
  SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

     The Company has also expanded its refractories business through selective acquisitions over the past several years. In 2000, the Company acquired Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instruments designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. These acquisitions have increased the breadth of the product lines and markets served by the Refractories segment. In 2002, the Company acquired VisionTech, a Finland-based company that develops and manufactures a refractory lining measuring system. In 2003, the Company acquired the assets of ISA Manufacturing, Inc., a U.S. based company that develops and manufactures pre-cast refractory shapes.

Refractories - Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends included rapid growth in select geographic regions (e.g., China), the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to mini-mills (electric arc furnaces) and the ever-increasing need for improved productivity and longer lasting refractories. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills has facilitated the acceptance of its new refractory products and technologies.

     The Company sells its refractory products in the following markets:

     Steel Furnace. The Company sells gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric furnaces for application on furnace walls to prolong the life of furnace linings.

     Other Iron and Steel. The Company sells monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces. The Company offers a full line of materials to satisfy all continuous casting refractory applications. This full line consists of gunnable materials, refractory shapes and permanent linings.

     Industrial Refractory Systems. The Company sells refractory shapes and linings to non-steel refractories consuming industries including glass, cement, aluminum and petrochemicals and other non-steel industries, as well as PYROID® pyrolitic graphite sold primarily to the aerospace and electronics industries.

Metallurgical Products and Markets

     The Company produces a number of other technologically enhanced products for the steel industry. These include calcium metal, metallurgical wires and a number of metal treatment specialties. Net sales of metallurgical products were $57.3 million, $46.9 million and $42.8 million for the years ended December 31, 2004, 2003 and 2002. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wires and associated wire-injection equipment for use in the production of high quality steels. The Company's metallurgical wires are injected into molten steel to reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company works closely with its customers to ensure that their requirements are satisfied and often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing effort is directed from Brussels, Belgium; Tokyo, Japan; Sao Paulo, Brazil; Singapore; and Shanghai, China. The Company believes its refractory manufacturing facilities are strategically located to satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the international expansion of its satellite PCC operations.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for its Refractory operations and talc ore for its Processed Minerals product line, and on having adequate access to the ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesite requirements from sources in the People's Republic of China. High demand for bulk raw materials from the People's Republic of China is causing shortages and price increases of some key raw materials, such as coke, that are critical to the steel-making process which could lead to some steel production curtailment, which ultimately could affect the Company's sales to these customers. The Company also purchases a portion of its talc ore for its Processed Minerals product line from the People's Republic of China, which are also affected by some of these higher costs. In addition, higher shipping costs are also increasing the delivered cost of raw materials imported from China to North America and Europe. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources at reasonable costs.

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

     The Company competes in sales of its limestone and talc based primarily upon quality, price, and geographic location.

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

     The Company's research and development efforts have also resulted in the invention of SYNSIL® Products, a family of composite mineral products for the glass industry.

     For the years ended December 31, 2004, 2003 and 2001, the Company expended approximately $29.0 million, $25.1 million and $22.7 million, respectively, on research and development. The Company's research and development spending for 2004 was approximately 3.1% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has research and development facilities in Finland, Ireland, Germany and Japan. Approximately 130 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 520 patents and approximately 700 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2004, the Company employed 2,484 persons, of whom 866 were employed outside of the United States.

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

Cautionary Factors That May Affect Future Results

     The disclosure and analysis set forth in this report contains certain forward-looking statements, particularly statements relating to future actions, future performance or result of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as "expects," "plans," "anticipates," and other words and phrases of similar meaning.

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

Historical Growth Rate
Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products and acquisitions. Difficulties, delays or failure of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.
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
Consolidation in Customer Industries, Principally Paper and Steel
Several consolidations in the paper industry have taken place in recent years. These consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. There can be no assurance, however, that this will occur. In addition, such consolidations concentrate purchasing power in the hands of a smaller number of papermakers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.
Litigation; Environmental Exposures
The Company's operations are subject to international, federal, state and local governmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party to various litigation matters. While the Company carries liability insurance which it believes to be appropriate to its businesses, and has provided reserves for such matters which it believes to be adequate, an unanticipated liability arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company.

In addition, future events, such as changes in or modifications or interpretations of existing laws and regulations or enforcement polices or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

New Products
The Company is engaged in a continuous effort to develop new products and processes in all of its product lines. Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from our expected results.
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

Cyclical Nature of Customers' Businesses
The majority of the Company's sales are to customers in two industries, paper manufacturing and steel manufacturing, which have historically been cyclical. The Company's exposure to variations in its customers' businesses has been reduced in recent years by the growth in the number of plants its operates; by the diversification of its portfolio of products and services; and by its geographic expansion. Also, the Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increases their productivity, which should encourage them to use its products. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 55 satellite PCC plants at December 31, 2004. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Brazil, Jacarei	Votorantim Celulose e Papel
Brazil, Luiz Antonio	Votorantim Celulose e Papel
Brazil, Mucuri	Bahia Sul Celulose S.A.
Brazil, Suzano	Cia Suzano de Papel e Celulose
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Canada Inc.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu)
China, Zhenjiang [1]	Gold East Paper (Jiangsu)
China, Suzhou[1]	Gold Huasheng Paper
Finland, Aanekoski[1]	M-real Corporation
Finland, Anjalankoski[1]	Myllykoski Paper Oy
Finland, Lappeenranta[1,2]	Customer Development
Finland, Tervakoski[1]	Trierenberg Holding
Florida, Pensacola	International Paper Company
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	Aussedat Rey (a subsidiary of International Paper Company)
Germany, Schongau	UPM Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi[1]	Nippon Paper Manufacturing Company Ltd.
Kentucky, Wickliffe	MeadWestvaco Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Katahdin Paper Company
Malaysia, Sipitang	Sabah Forest Industries
Mexico, Chihuahua	Corporation Copamex, S.A. de C.V.
Michigan, Quinnesec	International Paper Company
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	MeadWestvaco Corporation

8
Location	Principal Customer

Ohio, West Carrollton	Appleton Papers Inc.
Poland, Kwidzyn	International Paper - Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Severoslovenske Celulozky a Papierne a.s.
South Carolina, Eastover	International Paper Company
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Texas, Pasadena	Pasadena Paper Company LP
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia Pacific Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation
Wisconsin, Kimberly	Stora Enso North America Corp.
Wisconsin, Park Falls	Fraser Paper Inc.
Wisconsin, Wisconsin Rapids	Stora Enso North America Corp.

1These plants are owned through joint ventures.
2This PCC plant is not located on-site at the paper mill.

     The Company also owned at December 31, 2004 12 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, talc and SYNSIL® products and owned or leased approximately 19 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant	Talc/Limestone
Indiana, Portage	Plant	Monolithic Refractories
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime PCC
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters2, Sales Offices2	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Ohio, Wellsville	Plant2	Talc/Limestone
Ohio, Woodville	Plant2	SYNSIL® Products
Pennsylvania, Bethlehem	Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Research Laboratories; Plant	All Company Products
Pennsylvania, Slippery Rock	Plant	Refractory Shapes/Monolithic Refractories

International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2	Monolithic Refractories/PCC
Belgium, Hermalle-sous-Huy	Plant	PCC
Brazil, Belo Horizonte	Sales Office2	Monolithic Refractories
Brazil, Sao Palacio	Sales Office2	PCC
Brazil, Volta Redonda	Sales Office2	Monolithic Refractories
China, Huzhou	Plant3	Monolithic Refractories
China, Suzhou	Plant	Monolithic Refractories
Finland, Kaarina	Research Laboratory	PCC
Germany, Duisburg	Sales Office2	Monolithic Refractories
Germany, Moers	Plant	Laser Scanning Instrumentation/Probes
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant	Metallurgical Wire

9
Location	Facility	Product Line
Ireland, Cork	Plant; Administrative Office2	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant	Monolithic Refractories/Shapes, Calcium
Mexico, Gomez Palacio	Plant2	Monolithic Refractories
Singapore	Sales Office2	PCC
Spain, Santander	Sales Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Korea, Seoul	Sales Office2	Monolithic Refractories
South Korea, Yangsan	Plant4	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant	Monolithic Refractories/Shapes

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

Item 3.   Legal Proceedings

     On June 15, 2004, the Company filed suit against Switzerland-based Omya AG for patent infringement seeking injunctive relief and damages in the United States District Court for the Southern District of New York. The suit alleges that Omya and its subsidiaries have infringed, are inducing the infringement of, or are contributing to the infringement of two patents held by the Company covering the use of calcium carbonate in the manufacture of acidic paper. The Company's technology is commonly referred to as acid tolerant technology and is commercialized by its wholly-owned subsidiary, Specialty Minerals Inc., through its AT® precipitated calcium carbonate. Minerals Technologies argues that its business has been, and continues to be, damaged by this alleged infringement.

     On December 30, 2004 and January 4, 2005, two subsidiaries of OMYA AG filed a lawsuit against the Company in the Specialized Section for Industrial Law of the Court of Turin in Turin, Italy, seeking a declaratory judgment that they have not committed acts of unfair competition against the Company and that two of the Company's European patents are invalid and not infringed by certain OMYA calcium carbonate products. One of the two European patents in this case is the counterpart of the two United States patents at issue in the Company's June 15, 2004 suit described above. This matter currently is in a preliminary stage.

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Environmental Matters

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (PCBs) at a portion of the site. The following is the present status of the remediation efforts:
Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to EPA's regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

Groundwater. We are still conducting investigations of potential groundwater contamination. To date, the results of investigation indicate that there is some oil contamination of the groundwater. We are conducting further investigations of the groundwater.
Soil. We have completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $200,000 and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of eighteen thousand five hundred dollars ($18,500), the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million to $8 million. The Company estimates that remediation costs would approximate $100,000, which has been accrued as of December 31, 2004

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2004.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2004 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$60.20	$61.00	$58.00	$67.67
Low	51.56	54.59	53.60	56.67
Close	56.18	57.80	57.42	66.70

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2003 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$44.25	$50.20	$53.15	$60.75
Low	35.45	37.57	47.09	50.90
Close	37.79	48.14	51.44	59.25

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,368,218	$43.87	917,085

Equity compensation plans not approved by security holders	--	--	--

Total	1,368,218	$43.87	917,085

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Program	Dollar Value of Shares That May Yet be Purchased Under the Program

September 25 - October 24	100	$ 56.08

October 25 - November 21	3,700	$ 59.98

November 22 - December 31	--	--

Total	3,800	$ 59.88	293,100	$ 58,775,119

     On February 22, 2001, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $25 million in additional shares per year over the next three-year period. As of December 31, 2004, the Company had repurchased approximately 619,500 shares under this program at an average price of approximately $40 per share. No shares were repurchased in 2004 under this program.

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2004, the Company had purchased 293,100 shares under this program at an average price of approximately $55 per share.

     On January 26, 2005, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 28, 2005, the last reported sales price on the NYSE was $62.65 per share. As of February 28, 2005, there were approximately 201 holders of record of the common stock.

Item 6.   Selected Financial Data
Thousands, Except Per Share Data

Income Statement Data:	2004	2003	2002	2001	2000

Net sales	$923,667	$813,743	$752,680	$684,419	$670,917
Cost of goods sold	709,032	615,749	567,985	502,525	477,512
Marketing and administrative expenses	92,844	83,809	74,160	70,495	71,404
Research and development expenses	28,996	25,149	22,697	23,509	26,331
Bad debt expenses	1,576	5,307	6,214	3,930	5,964
Restructuring charges	1,145	3,323	--	3,403	--
Acquisition termination costs	997	--	--	--	--
Write-down of impaired assets	--	3,202	750	--	4,900

Income from operations	89,077	77,204	80,874	80,557	84,806

Income before provision for taxes on income	84,572	72,344	75,734	72,670	79,772
and minority interests
Provision for taxes on income	24,299	19,116	20,220	21,148	23,735
Minority interests	1,710	1,575	1,762	1,729	1,829

Income before cumulative effect of accounting change	58,563	51,653	53,752	49,793	54,208
Cumulative effect of accounting change	--	3,433	--	--	--

Net income	$58,563	$48,220	$53,752	$49,793	$54,208

Earnings Per Share	2004	2003	2002	2001	2000

Basic:
Before cumulative effect of accounting change	$2.85	$2.56	$2.66	$2.54	$2.65
Cumulative effect of accounting change	--	(0.17)	--	--	--

Basic earnings per share	$2.85	$2.39	$2.66	$2.54	$2.65

Diluted:
Before cumulative effect of accounting change	$2.82	$2.53	$2.61	$2.48	$2.58
Cumulative effect of accounting change	--	(0.17)	--	--	--

Basic earnings per share	$2.82	$2.36	$2.61	$2.48	$2.58

Weighted average number of common shares outstanding:
Basic	20,530	20,208	20,199	19,630	20,479
Diluted	20,769	20,431	20,569	20,063	21,004
Dividends declared per common share	$0.20	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data:
Working capital	$242,818	$216,795	$167,028	$86,261	$81,830
Total assets	1,154,902	1,035,690	899,877	847,810	799,832
Long-term debt	94,811	98,159	89,020	88,097	89,857
Total debt	128,728	131,681	120,351	160,031	138,727
Total shareholders' equity	799,313	707,381	594,157	507,819	483,639

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	76.8	75.7	75.5
Marketing and administrative expenses	10.1	10.3	9.9
Research and development expenses	3.1	3.1	3.0
Bad debt expenses	0.2	0.6	0.8
Restructuring charges	0.1	0.4	--
Acquisition termination costs	0.1	--	--
Write-down of impaired assets	--	0.4	0.1

Income from operations	9.6	9.5	10.7

Income before provision for taxes on income
and minority interests	9.1	8.9	10.0
Provision for taxes on income	2.6	2.4	2.7
Minority interests	0.2	0.2	0.2

Income before cumulative effect of accounting change	6.3	6.3	7.1
Cumulative effect of accounting change	--	0.4	--

Net income	6.3%	5.9%	7.1%

Executive Summary

     At Minerals Technologies, over 80% of our sales are to customers in two industries: papermaking and steelmaking. The adverse economic environment of the past several years has had severe effects on the paper industry, by far our largest customer group, as paper mills have closed or taken significant downtime and the industry has consolidated. The effect on the steel industry has been even more dramatic, with several large steel makers declaring bankruptcy. Although the overall economy began to improve in late 2003 and early 2004, the paper and steel industries had been slow to participate in the recovery, while maintaining pricing pressure on their suppliers. For most of 2004, we experienced improved conditions, particularly in the steel industry and construction industry in North America. As a result, we reflected an improved performance in 2004 in both segments.

     Our net sales grew 14% over the prior year from $813.7 million to $923.7 million. Foreign exchange had a favorable impact on sales of approximately 3.5 percentage points of growth. Operating income grew 15% to $89.1 million from $77.2 million in the prior year. Net income grew 22% to $58.6 million from $48.2 million in 2003.

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
  In the fourth quarter of 2003, we recorded charges relating to reduction of approximately 3% in our worldwide workforce; the planned closure of the facility at River Rouge, Michigan, which we acquired in 2001 as part of the refractory business of Martin Marietta Materials; and the retirement of some SYNSIL® Products manufacturing assets, which had been made obsolete by improvements in the production process. The total effect was to reduce pretax income by about $6.5 million.
  We recorded additional restructuring costs of $1.1 million in 2004 in relation to the workforce reduction program that began in the fourth quarter of 2003.
  We recognized a $1.0 million pre-tax corporate charge in the fourth quarter of 2004 related to due diligence for a terminated acquisition effort.

     We face some significant risks and challenges in the future:

  Our success depends in part on the performance of the industries we serve, particularly papermaking and steelmaking. Some of our customers may continue to face a difficult business environment, and may experience further shutdowns.
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
  We are experiencing increased cost of magnesia and talc imported from China, including higher shipping costs and higher other raw material costs in both segments;
  We are also experiencing increased energy costs in both our business segments;
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

     Despite these difficulties, we are optimistic about the opportunities for continued growth that are open to us, including:

  Increasing our sales PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;
  Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;
  Continuing research and development activities for new products, in particular our joint project with International Paper to develop and implement a filler-fiber composite technology;
  Achieving market acceptance of the SYNSIL® Products' family of composite minerals for the glass industry;
  Continuing our penetration in both business segments into China, including the start-up of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper (China) Pte. Ltd. ("APP China"), and our new facility for the Refractories segment;
  Increase market penetration in the Refractories segment through higher value specialty products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(Dollars in millions)
Net Sales	2004	% of Total Sales	Growth	2003	% of Total Sales	Growth	2002	% of Total Sales

U.S.	$558.2	60.4%	11.7%	$499.9	61.4%	3.7%	$482.2	64.1%
International	$365.5	39.6%	16.5%	$313.8	38.6%	16.0%	$270.5	35.9%

Paper PCC	$434.0	47.0%	11.4%	$389.6	47.9%	3.6%	$376.0	50.0%
Specialty PCC	50.7	5.5%	9.0%	46.5	5.7%	(1.1)%	47.0	6.2%

PCC Products	$484.7	52.5%	11.1%	$436.1	53.6%	3.1%	$423.0	56.2%

Talc	$51.6	5.6%	19.4%	$43.2	5.3%	42.6%	$30.3	4.0%
Other Processed Minerals	87.1	9.4%	12.0%	77.8	9.6%	16.5%	66.8	8.9%

Processed Minerals Products	$138.7	15.0%	14.6%	$121.0	14.9%	24.6%	$97.1	12.9%

Specialty Minerals Segment	$623.4	67.5%	11.9%	$557.1	68.5%	7.1%	$520.1	69.1%

Refractory Products	$243.0	26.3%	15.9%	$209.7	25.8%	10.5%	$189.8	25.2%
Metallurgical Products	57.3	6.2%	22.2%	46.9	5.8%	9.6%	42.8	5.7%

Refractories Segment	$300.3	32.5%	17.0%	$256.6	31.5%	10.3%	$232.6	30.9%

Net Sales	$923.7	100.0%	13.5%	$813.7	100.0%	8.1%	$752.7	100.0%

     Worldwide net sales in 2004 increased 14% from the previous year to $923.7 million. Foreign exchange had a favorable impact on sales of approximately $28.2 million or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 12% to $623.4 million compared with $557.1 million for the same period in 2003. Sales in the Refractories segment grew 17% over the previous year to $300.3 million. In 2003, worldwide net sales increased 8% to $813.7 million from $752.7 million in the prior year. Specialty Minerals segment sales increased approximately 7% and Refractories segment sales increased approximately 10% in 2003.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 11% to $484.7 million from $436.1 million in the prior year. Worldwide net sales of Paper PCC increased 11% to $434.0 million from $389.6 million in the prior year. Paper PCC volumes grew 7% for the full year with volumes in excess of 3.7 million tons. In 2004, worldwide printing and writing paper production increased 5.3% over 2003, and demand for uncoated freesheet, our largest market for PCC, increased slightly in 2004. Sales growth was achieved in all regions. Excluding the effect of foreign currency, European sales grew 12%. This was due to an overall increase in production of printing and writing papers in that region. Asia reported 10% growth, excluding the effect of foreign currency, primarily due to our new satellite facility in Malaysia. North America also performed strongly with 6% growth aided by the restart of our Millinocket, Maine, satellite facility which has been idle since December 2002. Sales of Specialty PCC grew 9% to $50.7 million from $46.5 million in 2003. This growth was primarily attributable to improved volumes, especially in automotive and consumer applications. PCC sales in 2003 increased 3% to $436.1 million from $423.0 million in the prior year. In 2003, United States printing and writing paper shipments were down 2.8 percent, and demand for uncoated freesheet, our largest market for PCC was down 1 percent, compared with 2002. Sales of PCC for paper were adversely affected by these decreases in production. The implementation of the International Paper agreements also had a negative impact on sales. However, the favorable effect of foreign exchange more than offset these factors.

     Net sales of Processed Minerals products in 2004 increased 15% to $138.7 million from $121.0 million in 2003. The growth in this product line was attributed to the continued strength of the residential construction market and the Company's increased penetration in the building products and plastics industries. Processed Minerals net sales in 2003 increased 24.6% to $121.0 million from $97.1 million in 2002. This increase was primarily attributable to the acquisition of Polar Minerals Inc. Full year sales in 2003, excluding Polar Minerals increased approximately 9% due to strong demand from the residential construction-related industries and from new polymer and health-care applications for our talc products.

     Net sales in the Refractories segment in 2004 increased 17% to $300.3 million from $256.6 million in the prior year. The favorable impact of foreign exchange was approximately 5 percentage points of the sales growth. This underlying growth was primarily attributable to both improved performance and better steel industry conditions in North America, our largest market, where sales grew 25% over the prior year. Steel production in the United States increased 5.2% in 2004. Net sales in the Refractories segment in 2003 increased 10.3% to $256.6 million from $232.6 million in the prior year. The increase in sales for the Refractories segment in 2003 was primarily attributable to increased sales of equipment and application systems in Europe, and the favorable impact of foreign exchange.

     Net sales in the United States was $558.2 million in 2004, approximately 12% higher than in the prior year. International sales in 2004 increased 17%. Foreign exchange had a 3% impact on sales growth. In 2003, domestic net sales were 4% higher than the prior year and international sales were 16% greater than in the prior year primarily due to the impact of foreign exchange.
Operating Costs and Expenses (Dollars in millions)	2004	Growth	2003	Growth	2002

Cost of goods sold	$709.0	15.2%	$615.7	8.4%	$568.0
Marketing and administrative	$92.8	10.7%	$83.8	12.9%	$74.2
Research and development	$29.0	15.5%	$25.1	10.6%	$22.7
Bad debt expenses	$1.6	(69.8%)	$5.3	(14.5%)	$6.2
Acquisition termination costs	$1.0	*	$--	*	$--
Restructuring charges	$1.1	(66.7%)	$3.3	*	$--
Write-down of impaired assets	$--	*	$3.2	*	$0.8

*     Percentage not meaningful

     Cost of goods sold in 2004 was 76.8% of sales compared with 75.7% in the prior year. Our cost of goods sold grew 15% which had an unfavorable leveraging impact on our sales growth resulting in an 8% increase in production margin. This unfavorable leveraging occurred in both reporting segments. In the Specialty Minerals segment, production margins were affected by higher raw material costs, energy costs and start-up costs for our new plant in Walsum, Germany. In the Refractories segment, the production margin was impacted by the higher cost of magnesia and other raw materials and increased energy costs.

     In 2003, cost of goods sold was 75.7% of sales compared with 75.5% in 2002. Our production margin increased at approximately the same rate as sales. In the Specialty Minerals segment, production margins increased 2% despite a 7% sales growth. Margins in this segment were affected by the shutdown of the Millinocket satellite PCC plant, continuing development costs in the coating PCC program, the effect of the revisions to the IP contracts, and weakness in the Specialty PCC product line. In the Refractories segment, production margins increased 19%, almost double the sales growth. This was due to an improved product mix, increased product and equipment system sales, and improved manufacturing operations.

     Marketing and administrative costs increased 11% in 2004 to $92.8 million and represented 10.1% of net sales from 10.3% of net sales in 2003. Both segments increased marketing expenses to support worldwide business development efforts. The Company also experienced higher litigation costs to protect our intellectual property as well as higher corporate expenses associated with the Sarbanes-Oxley Section 404 implementation. In 2003, marketing and administrative costs increased 13% to $83.8 million and increased to 10.3% of net sales from 9.9% of net sales in 2002.

     Research and development expenses increased 16% to $29.0 million and represented 3.1% of net sales due to increased product development activities in both segments, but particularly in the PCC product line as we continue our commitment to the filler-fibre composite mineral program and coating trial activities. In 2003, research and development expenses increased 10.6% and represented 3.1% of sales.

     We recorded bad debt expenses of $1.6 million and $5.3 million in 2004 and 2003, respectively. In 2004, the provision for bad debt was net of recoveries of approximately $2.3 million related to steel company bankruptcies, in which we had previously written off the related accounts receivable. In 2003, these charges were primarily related to additional provisions and associated with potential risks to our customers in the steel, paper and other industries and several customer bankruptcy filings.

     In the fourth quarter of 2004, the Company recognized $1.0 million in pre-tax corporate charges related to due diligence costs from a terminated acquisition effort.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. This resulted in a 2003 restructuring charge of $3.3 million. As part of this restructuring program, we recorded $1.1 million in additional charges in 2004. The restructuring charges relate to workforce reductions from all business units throughout our worldwide operations and the termination of certain leases.

     During the fourth quarter of 2003, we recorded a write-down of impaired assets of $3.2 million. The impairment charges were related to the closure of our operations in River Rouge, Michigan, in 2004 and the retirement of certain SYNSIL® Products' assets that have been made obsolete.
Income from Operations (Dollars in millions)	2004	Growth	2003	Growth	2002

Income from operations	$89.1	15.4%	$77.2	(4.6%)	$80.9

     Income from operations in 2004 increased 15% to $89.1 million from $77.2 million in 2003. Income from operations was 9.6% of sales as compared with 9.5% of sales in 2003. Income from operations in 2003 decreased 4.6% to $77.2 million from $80.9 million in 2002. Income from operations decreased to 9.5% of sales as compared with 10.7% of sales in 2002. This decrease was primarily due to the aforementioned restructuring and impairment costs.

     Income from operations for the Specialty Minerals segment increased 8% to $59.7 million and was 9.6% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the impact of higher raw material and energy costs, new plant start-up costs, and higher litigation and other expenses. Operating income for the Refractories segment increased 39% to $30.4 million and was 10.1% of its net sales. The improvement in operating income was due to an improved product mix, increased equipment sales, and more efficient manufacturing operations.

     In 2003, income from operations for the Specialty Minerals segment decreased 7.7% to $55.4 million and was 9.9% of its net sales. The margins of this segment were affected by the IP agreement and the Millinocket temporary shutdown. Operating income for the Refractories segment increased 4.5% to $21.8 million and was 8.5% of its net sales.

Non-Operating Deductions (Dollars in millions)	2004	Growth	2003	Growth	2002

Non-operating deductions, net	$4.5	(8.2%)	$4.9	(3.9%)	$5.1

     Non-operating deductions decreased 7% from the prior year. This decrease was primarily due to lower interest expense.
Provision for Taxes on Income (Dollars in millions)	2004	Growth	2003	Growth	2002

Provision for taxes on income	$24.3	27.2%	$19.1	(5.4%)	$20.2

     The effective tax rate increased to 28.7% in 2004 compared with 26.4% in 2003. The effective tax rate for 2003 was lower than 2004 primarily do to a contribution of intellectual property.
Minority Interests (Dollars in millions)	2004	Growth	2003	Growth	2002

Minority interests	$1.7	6.3%	$1.6	(11.1%)	$1.8

     The consolidated joint ventures continue to operate profitably and at approximately the same level as prior years.

Net Income (Dollars in millions)	2004	Growth	2003	Growth	2002

Net income	$58.6	21.6%	$48.2	(10.4%)	$53.8

     Income before the cumulative effect of an accounting change increased 13% to $58.6 million from $51.7 million in 2003. Diluted earnings per common share before the cumulative effect of the accounting change increased 11% to $2.82 compared with $2.53 in 2003.

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

     Net income increased 22% in 2004 to $58.6 million. Earnings per common share, on a diluted basis, increased 19% to $2.82 in 2004 as compared with $2.36 in the prior year.

Outlook

     In 2004, after some years of difficulty, MTI experienced a favorable economic environment. Consumer confidence, retail spending and housing starts strengthened in 2004 and we saw an upward trend in the two major industries we serve - papermaking and steel. The global demand for printing and writing paper increased as did worldwide steel production. As a result, during 2004 we were able to significantly increase our sales growth. However, we continue to be affected by significantly higher raw material and energy costs.

     In 2005, we plan to continue our focus on the following growth strategies:

  Expand regionally with the markets we serve.
  Increase market penetration of PCC in paper filling at both free sheet and groundwood mills.
  Increase penetration of PCC into the paper coating market.
  Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
  Continue research and development and marketing efforts for new and existing products, including market acceptance for the SYNSIL® Products' family of composite minerals.
  Continue to improve our cost competitiveness.
  Continue selective acquisitions to complement our existing businesses.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

     The following are notable 2004 events that may impact our 2005 performance:

     In 2004, we began the construction of two new PCC plants at two APP China Paper Mills in the Republic of China. They will be located at APP paper mills in Dagang and Suzhou. They are expected to be operational in the first half of 2005 and will add a total capacity of 8 units, or, approximately 250,000 tons of coating and filling PCC pigments.

     In 2004, we completed construction and began commissioning of our merchant Paper Coating PCC facility in Walsum, Germany. In 2005, we expect sales volumes to increase, particularly in the second half of 2005.

     In 2004 we had agreements to expand four of our existing satellite facilities. The ramp up of these facilities is expected to add approximately 6 units of additional capacity, with a unit of capacity representing between 25,000 to 35,000 tons. Also, we accelerated our efforts under the cooperative development and licensing agreement with IP to develop and commercialize filler-fiber composite materials which are capable of raising PCC filler levels.

     After several years of SYNSIL® development, the Company sees the potential of this innovation to become a growing business for MTI.

     In 2004, the Refractories segment began construction of a 100,000 ton capacity refractory manufacturing facility in China. We expect this plant to come on line in the fourth quarter of 2005. It will allow this segment to effectively serve China, which has become one of the largest and fastest growing steel markets in the world.

    As we continue to expand our operations overseas, we face the inherent risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems and other factors. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Israel, Brazil, Thailand, China and South Africa. In addition, our performance depends to some extent on that of the industries we serve, particularly the paper manufacturing, steel manufacturing, and construction industries.

     Our sales of PCC are predominately pursuant to long-term contracts, initially ten years in length, with paper companies at whose mills we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of our customers to renew existing agreements on terms as favorable to us as those currently in effect could cause our future growth rate to differ materially from our historical growth rate, and could also result in impairment of the assets associated with the PCC plant.

     There are presently three satellite locations at which the initial term of the contract with the host mills have expired. We continue to supply PCC at both of these locations. We hope to reach agreement on a long-term extension of the contract; however, there can be no assurance that these negotiations will be successful.

     We have a consolidated interest in four joint venture companies at paper mills owned by subsidiaries of Asia Pulp & Paper Company Ltd. ("APP") and APP China. APP is a multinational pulp and paper company whose current financial difficulties have been widely publicized. While APP is negotiating with its creditors, the facilities have remained in operation at levels consistent with the prior year. The mills are continuing to use our PCC and to satisfy their obligations to the joint ventures. However, there can be no assurance that our operations at these paper mills will not be adversely affected by APP's financial difficulties in the future. Our net investment in these satellite plants was approximately $7.6 million at December 31, 2004.

Liquidity and Capital Resources

     Cash flows in 2004 were provided from operations and proceeds from stock option exercises. The cash was applied principally to fund $106.4 million of capital expenditures and $16.2 million for purchases of common shares for treasury. Cash provided from operating activities amounted to $129.2 million in 2004 as compared with $100.1 million in 2003. Included in cash flow from operations was pension plan funding of approximately $17.6 million, $20.8 million and $20.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2004, the Company had purchased 293,100 shares under this program at an average price of $55 per share.

     On January 26, 2005, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $110 million in uncommitted short-term bank credit lines, of which $30 million was in use in December 31, 2004. We anticipate that capital expenditures for 2005 should approximate $100 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2005 - $3.9 million; 2006 - $54.2 million; 2007 - $2.1 million; 2008 - $7.0 million; 2009 - $4.3 million; thereafter - $27.2 million.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-term assets, goodwill and other intangible assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.

Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses of $1.6 million, $5.3 million, and $6.2 million in 2004, 2003 and 2002, respectively. The $1.6 million provision in 2004 was net of $2.3 million of bad debt recoveries related to steel customer bankruptcies for previously written off accounts receivable. The charges in 2003 and 2002 were much higher than historical levels and were primarily related to bankruptcy filings by some of our customers in the paper and steel industries and to additional provisions associated with risks in the paper, steel and other industries. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

Property, plant and equipment, goodwill, intangible and other long-lived assets: Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. Our sales of PCC are predominately pursuant to long-term contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. We also continue to supply PCC at three locations at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

In the third quarter of 2002, we reduced the useful lives of satellite PCC plants at International Paper Company's ("IP") mills due to an increased risk that some or all of these PCC contracts would not be renewed. As a result of this change, we also reviewed the useful lives of the assets at our remaining satellite PCC facilities and other plants. During the first quarter of 2003, we revised the estimated useful lives of machinery and equipment pertaining to our natural stone mining and processing plants and chemical processing plants from 12.5 years (8%) to 15 years (6.67%). We also reduced the estimated useful lives of certain software-related assets due to implementation of a new global enterprise resource planning system. During the second quarter of 2003, we reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of approximately $0.08 in 2003.

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

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $673.8 million as of December 31, 2004.

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

Pension Benefits: We sponsor pension and other retirement plans in various forms covering the majority of its employees who meet eligibility requirements. Several statistical and other factors which attempt to estimate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us.

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

Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set our anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipates," and words and terms of similar substance, used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion under the heading, "Stock Based Compensation" in Note 2 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

     In December 2004, FASB issued Statement No. 153, "Exchanges of Non-monetary Assets - an amendment to APB Opinion No. 29." This statement amends the guidance in Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company had no such exchanges in 2004.

     In November 2004, FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. The FASB determined that the provisions of the Act were sufficiently complex and ambiguous that companies may not be in a position to determine the impact of the Act on their plans for repatriation or reinvestment of foreign earnings or the corresponding deferred tax liability. Accrual of any deferred tax liability is not required until companies have the information necessary to determine the amount of earnings to be repatriated and a reasonable estimate can be made of the deferred tax liability.

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

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $5.8 million and $2.2 million of foreign currencies as of December 31, 2004 and 2003, respectively. These contracts mature between January and June of 2005. The fair value of these instruments at December 31, 2004 was a liability of $0.6 million and an asset of $0.1 million at December 31, 2003. We entered into three-year interest rate swap agreements with a notional amount of $30 million which expired in January 2005. These agreements effectively converted a portion of our floating-rate debt to a fixed rate basis. The fair value of these instruments was a liability of approximately $0.1 million and $1.0 million at December 31, 2004 and 2003, respectively.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

     Pursuant to Rule 13(a)-15(b) of the Securities Exchange Act of 1934, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     There have been no changes during the most recently completed fiscal quarter in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Management's Report on Financial Statements

     Minerals Technologies Inc.'s management is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts based on judgments and estimates by management.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. An internal audit staff regularly monitors the adequacy and effectiveness of internal accounting controls for the Company and all of its subsidiaries.

     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Furthermore, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that as of December 31, 2004, the Company's system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.
Name	Age	Position

Paul R. Saueracker	62	Chairman of the Board; President and Chief Executive Officer
Alain F. Bouruet-Aubertot	48	Senior Vice President and Managing Director, President and Chief Executive Officer, MINTEQ International Inc.
Kenneth L. Massimine	55	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	57	Senior Vice President - Finance, and Chief Financial Officer
Gordon S. Borteck	47	Vice President, Organization and Human Resources
Kirk G. Forrest	53	Vice President, General Counsel and Secretary
D. Randy Harrison	53	Vice President and Managing Director, Performance Minerals
Michael A. Cipolla	47	Vice President - Corporate Controller and Chief Accounting Officer
William A. Kromberg	58	Vice President, Taxes
Gregory Kelm	52	Treasurer

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

     Alain F. Bouruet-Aubertot was named Senior Vice President and Managing Director, President and chief Executive Officer, MINTEQ International Inc. in November 2002. From 1996 to June 2002 he had been President, Gypsum Division and Corporate Senior Vice President of Lafarge North America, a supplier of cement, ready-mixed concrete, construction aggregate and gypsum drywall.

     Kenneth L. Massimine was elected Senior Vice President and Managing Director, Paper PCC, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Processed Minerals.

     John A. Sorel was elected Senior Vice President, Chief Financial Officer and Treasurer in November 2002. Prior to that time he was elected Senior Vice President, Corporate Development and Finance since January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

     Gordon S. Borteck was elected Vice President - Organization and Human Resources effective January 1, 2002. Prior to that he had been Vice President, Human Resources of Specialty Minerals Inc. since January 1997.

     Kirk G. Forrest was elected Vice President - General Counsel and Secretary effective January 26, 2005. Prior to that, Mr. Forrest had been Vice President and General Counsel at SAM'S CLUB, and a Corporate Vice President of its parent company, Wal-Mart Stores, Inc. and Associate General Counsel at The Williams Companies, which he joined in 1998.

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

     William A. Kromberg has served as Vice President-Taxes of the Company since 1993.

     Greg P. Kelm was elected Treasurer effective January 21, 2004. Prior to that he had been Assistant Treasurer since March 2000. From 1994 to 2000 Mr. Kelm served as Director, Corporate Human Resources.

     The information concerning the Company's Board of Directors required by this item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Committees of the Board of Directors."

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     The Board has established a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer which is available on our website, www.mineralstech.com, under the link entitled "Corporate Governance."

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers," excluding the information under the captions "Performance Graph" and "Report of the Compensation and Nominating Committee on Executive Compensation" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters as of February 1, 2005" set forth in the Company's Proxy Statement is incorporated herein by reference.

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

     Pfizer and Quigley also agreed to indemnify the Company against any liability arising from on-site remedial waste site claims and for other claims that may be made in the future with respect to waste disposed of prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million that may have arisen or had accrued within ten years after the closing of the initial public offering with respect to remediation of on-site conditions existing at the time of the closing of the initial public offering. The Company will be responsible for the first $1 million of such liabilities, 50% of all such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million.

Item 14.  Principal Accountant Fees and Services

     The information appearing under the caption "Principal Accountant Fees and Services" set forth in the Company's Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:
1.	Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Report of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-28.
Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	Restated by-laws of the Company (7)
3.3	-	Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4	-

Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (*)

4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	-	Form of Employment Agreement (9), together with schedule relating to executed Employment Agreements (*) (+)
10.5(a)	-	Form of Employment Agreement (6), together with schedule relating to executed Employment Agreements (8) (+)
10.6	-	Form of Severance Agreement (6), together with schedule relating to executed Severance Agreements (*) (+)
10.7	-	Company Employee Protection Plan, as amended August 27, 1999 (*) (+)
10.8	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective April 24, 2003 (10) (+)
10.9	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated effective October 18, 2001 (9) (+)
10.10	-	Company Retirement Plan, as amended and restated effective as of January 21, 2004 (1) (+)
10.11	-	Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (10) (+)
10.12	-	Company Savings and Investment Plan, as amended and restated October 18, 2001, effective January 1, 2001 (9) (+)
10.13	-	Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (10) (+)
10.14	-	Company Health and Welfare Plan, effective as of April 1, 2003 (10) (+)

26

10.15	-	Grantor Trust Agreement, dated December 29, 1994, between the Company and The Bank of New York, as Trustee (1) (+)
10.16	-	Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (1)
10.17	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	-	Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc. (1)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Report and Consent of Independent Registered Public Accounting Firm (*)
31	-	Rule 13a-14(a)/15d-14(a) Certifications (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(3)	Incorporated by reference to exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	[RESERVED]
(6)	Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
(7)	Incorporated by reference to exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 2000.
(8)	Incorporated by reference to exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.
(9)	Incorporated by reference to exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

(b)	Reports on Form 8-K

Minerals Technologies Inc. filed the following reports on Form 8-K during the fourth quarter of 2004:
  A report on Form 8-K dated October 4, 2004 under Item 8.01, reporting the dedication of a new merchant facility in Walsum, Germany for the production of precipitated calcium carbonate for use in paper coating.
  A report on Form 8-K dated October 6, 2004 under Item 8.01, reporting a five percent price increase on ground limestone and lime products.
  A report on Form 8-K dated October 28, 2004 under Item 2.02, reporting earnings for the quarter ended September 26, 2004.
  A report on Form 8-K dated December 1, 2004 under Item 8.01, reporting a three to eight percent price increase on monolithic refractory products on or after January 1, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:	/s/Paul R. Saueracker

Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer

March 10, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Paul R. Saueracker	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2005

Paul R. Saueracker

/s/ John A. Sorel	Senior Vice President-Finance and Chief Financial Officer (principal financial officer)	March 10, 2005

John A. Sorel

/s/ Michael A. Cipolla	Vice President - Controller and Chief Accounting Officer (principal accounting officer)	March 10, 2005

Michael A. Cipolla

SIGNATURE	TITLE	DATE

/s/ Paula H. J. Cholmondeley	Director	March 10, 2005

Paula H. J. Cholmondeley

/s/ John B. Curcio	Director	March 10, 2005

John B. Curcio

/s/ Duane R. Dunham	Director	March 10, 2005

Duane R. Dunham

/s/ Steven J. Golub	Director	March 10, 2005

Steven J. Golub

/s/ Kristina M. Johnson	Director	March 10, 2005

Kristina M. Johnson

/s/ Joseph C. Muscari	Director	March 10, 2005

Joseph C. Muscari

/s/ Michael F. Pasquale	Director	March 10, 2005

Michael F. Pasquale

/s/ John T. Reid	Director	March 10, 2005

John T. Reid

/s/ William C. Stivers	Director	March 10, 2005

William C. Stivers

/s/ Jean-Paul Valles	Director	March 10, 2005

Jean-Paul Valles

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(thousand of dollars)
	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$105,767	$90,515
Short-term investments, at cost which approximates market	7,200	--
Accounts receivable, less allowance for doubtful accounts:
2004 - $7,143; 2003 - $7,010	156,276	147,600
Inventories	106,125	86,378
Prepaid expenses and other current assets	20,303	18,087

Total current assets	395,671	342,580

Property, plant and equipment, less accumulated depreciation and depletion	614,285	561,588
Goodwill	53,729	52,721
Prepaid benefit costs	61,617	46,251
Other assets and deferred charges	29,600	32,550

Total assets	$1,154,902	$1,035,690

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$30,000	$30,347
Current maturities of long-term debt	3,917	3,175
Accounts payable	56,381	44,217
Income taxes payable	12,521	3,750
Accrued compensation and related items	17,072	21,710
Other current liabilities	32,962	22,586

Total current liabilities	152,853	125,785

Long-term debt	94,811	98,159
Accrued postretirement benefits	21,426	20,385
Deferred taxes on income	45,238	48,057
Other noncurrent liabilities	41,261	35,923

Total liabilities	355,589	328,309

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 27,785,858 shares in 2004 and 27,422,472 shares in 2003	2,778	2,742
Additional paid-in capital	248,230	225,512
Deferred compensation	(2,088)	(1,220)
Retained earnings	779,397	724,936
Accumulated other comprehensive income	35,624	3,814

Less common stock held in treasury, at cost; 7,224,073 shares in
2004 and 6,930,973 shares in 2003	(264,628)	(248,403)

Total shareholders' equity	799,313	707,381

Total liabilities and shareholders' equity	$1,154,902	$1,035,690

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(thousand of dollars, except per share data)
	Year Ended December 31,

	2004	2003	2002

Net sales	$923,667	$813,743	$752,680
Operating costs and expenses:
Cost of goods sold	709,032	615,749	567,985
Marketing and administrative expenses	92,844	83,809	74,160
Research and development expenses	28,996	25,149	22,697
Bad debt expenses	1,576	5,307	6,214
Restructuring charges	1,145	3,323	--
Acquisition termination costs	997	--	--
Write-down of impaired assets	--	3,202	750

Income from operations	89,077	77,204	80,874

Interest income	1,608	836	1,172
Interest expense	(4,147)	(5,423)	(5,792)
Foreign exchange gains (losses)	(567)	476	233
Other deductions	(1,399)	(749)	(753)

Non-operating deductions, net	(4,505)	(4,860)	(5,140)

Income before provision for taxes on income and minority interests	84,572	72,344	75,734
Provision for taxes on income	24,299	19,116	20,220
Minority interests	1,710	1,575	1,762

Income before cumulative effect of accounting change	58,563	51,653	53,752
Cumulative effect of accounting change, net of tax benefit of $2,072	--	3,433	--

Net income	$58,563	$48,220	$53,752

Earnings per share:
Basic:
Before cumulative effect of accounting change	$2.85	$2.56	$2.66
Cumulative effect of accounting change	--	(0.17)	--

Basic earnings per share	$2.85	$2.39	$2.66

Diluted:
Before cumulative effect of accounting change	$2.82	$2.53	$2.61
Cumulative effect of accounting change	--	(0.17)	--

Diluted earnings per share	$2.82	$2.36	$2.61

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousand of dollars)
	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$58,563	$48,220	$53,752

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	--	3,433	--
Depreciation, depletion and amortization	70,467	66,340	68,960
Write-down of impaired assets	--	3,202	750
Loss on disposal of property, plant and equipment	1,269	1,472	1,301
Deferred income taxes	(8,070)	5,085	2,643
Provisions for bad debts	3,876	5,307	6,214
Tax benefits related to stock incentive programs	7,220	3,176	2,299
Other	1,495	1,270	1,519

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,141)	(7,946)	1,143
Inventories	(17,483)	767	5,166
Prepaid expenses and other current assets	(2,077)	(13,549)	621
Pension plan funding	(17,579)	(20,784)	(20,185)
Accounts payable	10,596	4,706	(5,542)
Income taxes payable	8,771	(5,767)	(1,834)
Other	15,316	5,156	1,031

Net cash provided by operating activities	129,223	100,088	117,838

Investing Activities
Purchases of property, plant and equipment	(106,423)	(52,665)	(37,107)
Purchases of short-term investments	(12,875)	--	--
Proceeds from sales of short-term investments	5,675	--	--
Proceeds from disposal of property, plant and equipment	1,655	1,874	280
Acquisition of businesses, net of cash acquired	--	(1,958)	(34,100)

Net cash used in investing activities	(111,968)	(52,749)	(70,927)

Financing Activities
Proceeds from issuance of short-term and long-term debt	7,809	5,659	154,908
Repayment of short-term and long-term debt	(11,397)	(6,019)	(194,876)
Purchase of common shares for treasury	(16,225)	(6,016)	(17,332)
Cash dividends paid	(4,102)	(2,024)	(2,026)
Proceeds from issuance of stock under option plan	14,173	15,884	29,384

Net cash provided by (used in) financing activities	(9,742)	7,484	(29,942)

Effect of exchange rate changes on cash and cash equivalents	7,739	3,930	1,747

Net increase in cash and cash equivalents	15,252	58,753	18,716
Cash and cash equivalents at beginning of year	90,515	31,762	13,046

Cash and cash equivalents at end of year	$105,767	$90,515	$31,762

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by incurring installment obligations	$--	$11,368	$--

Property, plant and equipment additions related to asset retirement obligations	$--	$6,762	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock

	Shares	Par Value					Shares	Cost	Total

Balance as of January 1, 2002	25,962	$2,596	$158,559	$--	$627,014	$(55,295)	(6,348)	$(225,055)	$507,819
Comprehensive income:
Net income	--	--	--	--	53,752	--	--	--	53,752
Currency translation adjustment	--	--	--	--	--	22,137	--	--	22,137
Minimum pension liability adjustment	--	--	--	--	--	(829)	--	--	(829)
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	(968)	--	--	(968)
Reclassification adjustment	--	--	--	--	--	(79)	--	--	(79)

Total comprehensive income	--	--	--	--	53,752	20,261	--		74,013

Dividends declared	--	--	--	--	(2,026)	--	--	--	(2,026)
Employee benefit transactions	975	98	29,286	--	--	--	--	--	29,384
Income tax benefit arising from
employee stock option plans	--	--	2,299	--	--	--	--	--	2,299
Purchase of common stock for treasury	--	--	--	--	--	--	(433)	(17,332)	(17,332)

Balance as of December 31, 2002	26,937	2,694	190,144	--	678,740	(35,034)	(6,781)	(242,387)	594,157
Comprehensive income:
Net income	--	--	--	--	48,220	--	--	--	48,220
Currency translation adjustment	--	--	--	--	--	39,695	--	--	39,695
Minimum pension liability adjustment	--	--	--	--	--	(1,368)	--	--	(1,368)
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	521	--	--	521
Reclassification adjustment	--	--	--	--	--	--	--	--	--

Total comprehensive income	--	--	--	--	48,220	38,848	--	--	87,068

Dividends declared	--	--	--	--	(2,024)	--	--	--	(2,024)
Employee benefit transactions	485	48	15,836	--	--	--	--	--	15,884
Income tax benefit arising from
employee stock option plans	--	--	3,176	--	--	--	--	--	3,176
Issuance of restricted stock	--	--	1,356	(1,356)	--	--	--	--	--
Amortization of restricted stock	--	--	--	136	--	--	--	--	136
Purchase of common stock for treasury	--	--	--	--	--	--	(150)	(6,016)	(6,016)
Tax accrual reversal	--	--	15,000	--	--	--	--	--	15,000

Balance as of December 31, 2003	27,422	2,742	225,512	(1,220)	724,936	3,814	(6,931)	(248,403)	707,381
Comprehensive income:
Net income	--	--	--	--	58,563	--	--	--	58,563
Currency translation adjustment	--	--	--	--	--	33,974	--	--	33,974
Minimum pension liability adjustment	--	--	--	--	--	(2,246)	--	--	(2,246)
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	150	--	--	150
Reclassification adjustment	--	--	--	--	--	(68)	--	--	(68)

Total comprehensive income	--	--	--	--	58,563	31,810	--	--	90,373

Dividends declared	--	--	--	--	(4,102)	--	--	--	(4,102)
Employee benefit transactions	363	36	14,137	--	--	--	--	--	14,173
Income tax benefit arising from
employee stock option plans	--	--	7,220	--	--	--	--	--	7,220
Issuance of restricted stock	--	--	1,361	(1,361)	--	--	--	--	--
Amortization of restricted stock	--	--	--	493	--	--	--	--	493
Purchase of common stock for treasury	--	--	--	--	--	--	(293)	(16,225)	(16,225)

Balance as of December 31, 2004	27,785	$2,778	$248,230	$(2,088)	$779,397	$35,624	(7,224)	$(264,628)	$799,313

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

     Use of Estimates
     The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income tax, valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $2.2 million and $1.1 million at December 31, 2004 and 2003, respectively. Short-term investments consist of municipal bonds with original maturities beyond three months. Short-term investments amounted to $7.2 million at December 31, 2004.

     Trade Accounts Receivable
     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers considering current industry conditions and determines whether an allowance needs to be established. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominately pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at three locations at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 the Company reached an agreement with IP that extended eight PCC supply contracts and therefore extended the useful lives of the satellite PCC plants at those IP mills. The net effect of the changes in estimated useful lives, including the deceleration of depreciation at the IP plants, was an increase to diluted earnings per share of approximately $0.08 in 2003.

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes and on a percentage depletion basis of tax purposes.

     Mining costs associated with waste gravel and rock removal in excess of the expected average life of mine stripping ratio are deferred. These costs are charged to production on a unit-of-production basis when the ratio of waste to ore mined is less than the average life of mine stripping ratio.

     Accounting for the Impairment of Long-Lived Assets
     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

     Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

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

     Fair Value of Financial Instruments
     The recorded amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest, and variable-rate long-term debt approximate fair value because of the short maturity of those instruments or the variable nature of underlying interest rates. Short-term investments are recorded at cost which approximates fair market value.

     Derivative Financial Instruments
     The Company enters into derivative financial instruments to hedge certain foreign exchange and interest rate exposures pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." See the Notes on Derivative Financial Instruments and Hedging Activities and Financial Instruments and Concentrations of Credit Risk in the Consolidated Financial Statements for a full description of the Company's hedging activities and related accounting policies.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services have been performed.

     Foreign Currency
     The assets and liabilities of most of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income in shareholders' equity. Income statement items are generally translated at average exchange rates prevailing during the period. Other foreign currency gains and losses are included in net income. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.

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

     Stock-Based Compensation
     The Company has elected to recognize compensation costs based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed in Note 2, "Stock-Based Compensation" the pro forma effect of the fair value method on net income and earnings per share.

     Pension and Post-retirement Benefits
     The Company has defined benefit pension plans covering the majority of its employees. The benefits are based on years of service and an employee's career earnings.

     The Company also provides post-retirement healthcare benefits for the majority of its retirees and employees in the United States. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefits.

     Environmental
     Expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when it is probable the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated.

     Earnings Per Share
     Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during the period.

     Diluted earnings per share have been computed based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

     Reclassifications
     Certain reclassifications have been made to prior-year amounts to conform with the current year presentation.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In December 2004, the FASB issued SFAS 123-R, "Share-Based Payment." This statement replaces Statement 123 and supersedes APB Opinion 25 covering a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It will require companies to recognize the compensation costs relating to share-based payments to their employees in their financial statements. This statement will be effective for fiscal periods beginning after June 15, 2005. Due to the timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on its results of operations.

     The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	2004	2003	2002

Expected life (years)	7	7	7
Interest rate	3.94%	3.74%	3.27%
Volatility	29.58%	30.61%	31.21%
Expected dividend yield	0.37%	0.21%	0.21%

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2004, 2003 and 2002 were $20.73, $18.86 and $18.30 per share, respectively. Pro forma net income for the fair value of stock options awarded in 2004, 2003 and 2002 were as follows:
(millions of dollars, except per share amounts)	2004	2003	2002

Income before cumulative effect of accounting change, as reported	$58.6	$51.7	$53.8
Add: Stock-based employee compensation included in reported income
before accounting change, net of tax effects	0.3	0.1	--
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(2.7)	(2.2)	(2.2)

Pro forma income before cumulative effect of accounting change	56.2	49.6	51.6
Cumulative effect of accounting change	--	(3.4)	--

Pro forma net income	$56.2	$46.2	$51.6

Net income, as reported	$58.6	$48.2	$53.8

Basic EPS
Income before cumulative effect of accounting change, as reported	$2.85	$2.56	$2.66
Pro forma income before cumulative effect of accounting change	2.73	2.45	2.55
Pro forma net income	2.73	2.29	2.55
Net income, as reported	2.85	2.39	2.66

Diluted EPS
Income before cumulative effect of accounting change, as reported	$2.82	$2.53	$2.61
Pro forma income before cumulative effect of accounting change	2.72	2.43	2.51
Pro forma net income	2.72	2.26	2.51
Net income, as reported	2.82	2.36	2.61

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Earnings Per Share (EPS)
(thousand of dollars, except per share amounts)	2004	2003	2002

Income before cumulative effect of accounting change	$58,563	$51,653	$53,752
Cumulative effect of accounting change	--	(3,433)	--

Net income	$58,563	$48,220	$53,752

Weighted average shares outstanding	20,530	20,208	20,199

Basic earnings per share before cumulative effect of accounting change	$2.85	$2.56	$2.66
Cumulative effect of accounting change	--	(0.17)	--

Basic earnings per share	$2.85	$2.39	$2.66

Diluted EPS	2004	2003	2002

Income before cumulative effect of accounting change	$58,563	$51,653	$53,752
Cumulative effect of accounting change	--	(3,433)	--

Net income	$58,563	$48,220	$53,752

Weighted average shares outstanding	20,530	20,208	20,199
Dilutive effect of stock options	239	223	370

Weighted average shares outstanding, adjusted	20,769	20,431	20,569

Diluted earnings per share before cumulative effect of accounting change	$2.82	$2.53	$2.61
Cumulative effect of accounting change	--	(0.17)	--

Diluted earnings per share	$2.82	$2.36	$2.61

     The weighted average diluted common shares outstanding for the year ending December 31, 2002 excludes the dilutive effect of approximately 445,000 options since such options had an exercise price in excess of the average market value of the Company's common stock during such year.

Note 4.   Income Taxes

     Income before provision for taxes and minority interests, by domestic and foreign source is as follows:
Thousands of Dollars	2004	2003	2002

Domestic	$42,070	$32,853	$44,768
Foreign	42,502	39,491	30,966

Total income before provision for income taxes	$84,572	$72,344	75,734

     The provision for taxes on income consists of the following:
Thousands of Dollars	2004	2003	2002

Domestic
Taxes currently payable
Domestic
Federal	$13,406	$2,326	$5,797
State and local	3,483	1,281	179
Deferred income taxes	(3,890)	4,036	5,873

Domestic tax provision	12,999	7,643	11,849

Foreign
Taxes currently payable	15,480	10,424	11,601
Deferred income taxes	(4,180)	1,049	(3,230)

Foreign tax provision	11,300	11,473	8,371

Total tax provision	$24,299	$19,116	20,220

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2004	2003	2002

U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(4.1)	(5.5)	(4.7)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(3.5)	(3.3)	(3.2)
State and local taxes, net of Federal tax benefit	1.0	0.8	1.4
Tax credits and foreign dividends	(0.1)	2.3	(0.9)
Contribution of technology	--	(2.5)	--
Other	0.4	(0.4)	(0.9)

Consolidated effective tax rate	28.7%	26.4%	26.7%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2004	2003

Deferred tax assets:
State and local taxes	$4,115	$4,218
Accrued expenses	8,052	2,432
Deferred expenses	5,247	5,425
Net operating loss carry forwards	16,452	9,339
Other	6,284	4,520

Total deferred tax assets	40,150	25,934

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	62,628	61,172
Pension and post-retirement benefits cost deducted for tax purposes
in excess of amounts reported for financial statements	12,486	8,441
Other	4,564	2,938

Total deferred tax liabilities	79,678	72,551

Net deferred tax liabilities	$39,528	$46,617

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:
Thousands of Dollars	2004	2003

Net deferred tax assets, current	$(5,710)	$(1,440)
Net deferred tax liabilities, long-term	45,238	48,057

	$39,528	$46,617

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.

     The Company recorded $16.5 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $2.7 million expire over the next 15 years, and $13.7 million can be utilized over an indefinite period.

     Net cash paid for income taxes were $15.3 million, $15.6 million and $14.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $124.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2004 because such earnings for the most part are intended to be reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $5.1 million.

     On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. The Company is currently evaluating the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on certain key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The Company estimates the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to the Company will become determinable once further technical guidance has been issued.

     Net foreign currency exchange (losses) gains, included in non-operating deductions in the Consolidated Statements of Income, were $(567,000), $476,000 and $233,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 6.   Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2004	2003

Raw materials	$45,333	$34,132
Work in process	7,078	8,153
Finished goods	33,733	25,998
Packaging and supplies	19,981	18,095

Total inventories	$106,125	$86,378

Note 7.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2004	2003

Land	$20,942	$19,873
Quarries/mining properties	50,126	49,770
Buildings	160,719	151,923
Machinery and equipment	887,596	837,659
Construction in progress	108,385	54,899
Furniture and fixtures and other	102,408	95,826

	1,330,176	1,209,950
Less: Accumulated depreciation and depletion	(715,891)	(648,362)

Property, plant and equipment, net	$614,285	$561,588

     Approximately 60% of the balance in construction in progress as of December 31, 2004 relates to the construction of new facilities in Germany and China.

Note 8.   Restructuring Charges

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately 70 people or three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During 2004, additional costs related to this program of $1.1 million were recorded. As of December 31, 2004, all employees identified in the workforce reduction were terminated and no liability remains to be paid.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Acquisitions

     In the fourth quarter of 2004, the Company recognized pre-tax corporate charges of $1.0 million expense related to due diligence for a terminated acquisition effort.

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

Note 10.  Goodwill and Other Intangible Assets

   The carrying amount of goodwill was $53.7 million and $52.7 million as of December 31, 2004 and December 31, 2003, respectively. The net change in goodwill since January 1, 2004 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of December 31, 2004 and December 31, 2003 were as follows:
	December 31, 2004		December 31, 2003

(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.2	$5.8	$0.9
Customer lists	1.4	0.3	1.4	0.2
Other	0.2	0.1	0.2	0.1

	$7.4	$1.6	$7.4	$1.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was $0.4 million in 2004 and the estimated amortization expense is $0.4 million for each of the next five years through 2009.

     Included in other assets and deferred charges is an intangible asset of approximately $11.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.8 million was amortized in 2004. Estimated amortization as a reduction of sales is as follows: 2005 - $1.8 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 11.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2004, there was no charge for impairment. During 2003, the Company recorded a writedown of

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 impaired assets of $3.2 million for the planned closure of a plant and for assets made obsolete by improved technology. During 2002, the Company recorded a writedown of impaired assets of $0.8 million for a PCC plant at a paper mill that had ceased operations.

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

     By using derivative financial instruments to hedge exposures to change in interest rates and foreign currency, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, it does not face any credit risk. The company minimizes the credit risk in derivative instruments by entering into transactions with major financial institutions.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate and forward exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as a cash flow hedge. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expired in January 2005. These agreements effectively converted a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The company uses FEC designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 14 open foreign exchange contracts at December 31, 2004.

     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The gains and losses associated with these forward exchange contracts and interest rate swaps are recognized into cost of sales and interest expense, respectively.

Note 13.  Short-term Investments

     The composition of the Company's short-term investments are as follows:
(in thousands of dollars)	2004	2003

Available for Sale Securities:
Municipal bonds, with short-term auction rate pricing	$7,200	$--

    There were no unrealized holding gains and losses on available for sale securities held at December 31, 2004 due to the short-term auction rate pricing mechanism.

Note 14.  Financial Instruments and Concentrations of Credit Risk

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents, short-term investments, accounts receivable and payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturities of these instruments.

     Short-term debt and other liabilities: The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturities of these instruments.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-term debt: The fair value of the long-term debt of the Company is estimated based on the quoted market prices for that debt or similar debt and approximates the carrying amount.

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2004, the Company had open foreign exchange contracts to purchase $5.8 million of foreign currencies. These contracts range in maturity from January 21, 2005 to June 23, 2005. The fair value of these instruments was a liability of $0.6 million at December 31, 2004. The fair value of the open foreign exchange contracts at December 31, 2003 was an asset of $0.1 million.

     Interest rate swap agreements: The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. At December 31, 2004, the Company had 2 interest rate swaps with major financial institutions that effectively converted variable-rate debt to a fixed rate. One swap has a notional amount of $20 million and the other swap has a notional amount of $10 million. These swap agreements were under three-year terms which expired in January 2005, whereby the Company pays 4.50% and receives a three-month LIBOR rate plus 45 basis points. The fair value of these instruments was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The fair value of these instruments was a liability of approximately $0.1 million and $1.0 million at December 31, 2004 and December 31, 2003, respectively.

     Credit risk: Substantially all of the Company's accounts receivable are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required.

     The Company's bad debt expense for the years ended December 31, 2004, 2003 and 2002 was $1.6 million, $5.3 million and $6.2 million, respectively.

Note 15.  Long-Term Debt and Commitments

     The following is a summary of long term debt:
(thousands of dollars)	Dec. 31, 2004	Dec. 31, 2003

7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	6,316	8,256
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	10,551	11,368
Other borrowings	2,061	1,910

Total	98,728	101,334
Less: Current maturities	3,917	3,175

Long-term debt	$ 94,811	$ 98,159

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. No required principal payments are due until July 24, 2006. Interest on the notes is payable semi-annually.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments began June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.34% and 1.18% for the years ended December 31, 2004 and 2003, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.34% and 1.16% for the years ended December 31, 2004 and 2003, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.34% and 1.16% for the years ended December 31, 2004 and 2003, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 1.34% and 1.16% for the years ended December 31, 2004 and 2003, respectively.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 1.81% and 1.65% for the years ended December 31, 2004 and 2003, respectively.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The average interest rate on this obligation is approximately 4.25%. For the year ending December 31, 2004, $0.8 million of principal was paid on this debt. Principal payments are as follows: 2005 - $0.9 million; 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     The aggregate maturities of long-term debt are as follows: 2005 - $3.9 million; 2006 - $54.2 million; 2007 - $2.1 million; 2008 - $7.0 million; 2009 - $4.3 million; thereafter - $27.2 million.

     The Company had available approximately $110 million in uncommitted, short-term bank credit lines, of which $30 million was in use at December 31, 2004.

     During 2004, 2003 and 2002, respectively, the Company incurred interest costs of $6.3 million, $6.2 million and $6.4 million including $2.1 million, $0.8 million and $0.6 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 16.  Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans
     The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.

     Benefits under defined benefit plans are generally based on years of service and an employee's career earnings. Employees generally become fully vested after five years.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company provides postretirement health care and life insurance benefits for the majority of its U.S. retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company does not pre-fund these benefits and has the right to modify or terminate the plan in the future.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law in December 2003 and introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company has preliminarily concluded that the plan's benefits will not be considered actuarially equivalent to the benefits provided by Medicare Part D due to the existence of an annual maximum on combined medical and prescription drug benefits. Therefore, the Company will presently not be eligible for a 28% subsidy on allowable prescription drug costs per covered retiree starting 2006. The Company is currently reviewing the prescription drug coverage offered by the plan. Changes in plan design, if any, will be reflected when they are adopted.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2004 and 2003 is as follows:

     Obligations and Funded Status
	Pension Benefits		Other Benefits

Millions of Dollars	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$142.7	$125.8	$26.9	$24.3
Service cost	6.4	5.7	1.3	1.2
Interest cost	8.5	7.9	1.8	1.6
Actuarial gain	9.0	7.9	4.3	2.2
Benefits paid	(13.7)	(6.2)	(2.6)	(2.4)
Other	3.5	1.6	--	--

Benefit obligation at end of year	$156.4	$142.7	$31.7	$26.9

Millions of Dollars	2004	2003	2004	2003

Change in plan assets
Fair value of plan assets beginning of year	$152.7	$111.4	$--	$--
Actual return on plan assets	14.7	22.8	--	--
Employer contributions	17.6	20.8	2.6	2.4
Plan participants' contributions	0.3	0.2	--	--
Benefits paid	(13.7)	(6.2)	(2.6)	(2.4)
Other	2.3	3.7	--	--

Fair value of plan assets at end of year	$173.9	$152.7	$--	$--

Funded status	$17.5	$10.0	$(31.7)	$(26.9)
Unrecognized transition amount	(0.1)	(0.1)	--	--
Unrecognized net actuarial loss	36.0	31.3	10.3	6.4
Unrecognized prior service cost	4.5	4.6	--	--

Prepaid (accrued) benefit cost	$57.9	$45.8	$(21.4)	$(20.5)

     Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Other Benefits

Millions of Dollars	2004	2003	2004	2003

Prepaid expenses	$--	$4.3	$--	$--
Prepaid benefit costs	61.6	46.3	--	--
Accrued benefit liabilities	(6.9)	(7.3)	(21.4)	(20.5)
Intangible asset	1.0	1.1	--	--
Accumulated other comprehensive loss	2.2	1.4	--	--

Net amount recognized	$57.9	$45.8	$(21.4)	$(20.5)

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Millions of Dollars	December 31,

	2004	2003

Projected benefit obligation	$33.5	$33.6
Accumulated benefit obligation	$40.7	$29.3
Fair value of plan assets	$22.7	$23.8

     The accumulated benefit obligation for all defined benefit pension plans was $156.4 million and $142.7 million at December 31, 2004 and 2003, respectively.

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits

Millions of Dollars	2004	2003	2002	2004	2003	2002

Service cost	$6.4	$5.7	$5.1	$1.4	$1.2	$1.1
Interest cost	8.5	7.9	7.3	1.8	1.6	1.5
Expected return on plan assets	(12.5)	(10.1)	(9.0)	--	--	--
Amortization of transition amount	0.1	0.1	0.1	--	--	--
Amortization of prior service cost	0.7	0.6	0.5	--	0.1	(0.4)
Recognized net actuarial loss	1.7	2.3	0.8	0.5	--	--
SFAS No. 88 settlement	0.6	--	--	--	--	--

Net periodic benefit cost	$5.5	$6.5	$4.8	$3.7	$2.9	$2.2

     Unrecognized prior service cost is amortized on an accelerated basis over the average remaining service period of each active employee.

     Under the provisions of SFAS No. 88, lump sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $0.6 million in 2004.

     The Company's funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that is intended to remain at a level percentage of compensation for covered employees. The funding policy for the international plans conform to local governmental and tax requirements. The plans' assets are invested primarily in stock and bonds.

Additional Information

     The weighted average assumptions used in the accounting for the pension benefit plans and other benefit plans as of December 31 are as follows:
	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	3.50%	3.50%	3.50%

     The Company considers a number of factors to determine its expected rate of return on plan assets assumptions, including historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1993 to 2003), the results of which exceed the 8.50% rate of return assumption that the Company ultimately selected for domestic plans. The Company also considered the plan portfolio's asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The historical return of this universe of similar portfolios also exceeded the return assumption that the Company ultimately selected. Finally, the Company reviewed performance of the capital markets in recent years and, upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.50% return assumption used for domestic plans.

     For measurement purposes, health care cost trend rates of approximately 10% for pre-age-65 and post-age-65 benefits were used in 2004. These trend rates were assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A one percentage-point change in assumed health care cost trend rates would have the following effects:
Thousands of Dollars	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$ 10	$ (9)
Effect on postretirement benefit obligations	$187	$(162)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2004 and 2003 by asset category are as follows:
Asset Category	2004	2003

Equity securities	67.3%	68.9%
Fixed income securities	30.6%	30.1%
Real estate	0.5%	0.4%
Other	1.6%	0.6%

Total	100%	100%

     The following table presents domestic and foreign pension plan assets information at December 31, 2004, 2003 and 2002 (the measurement date of pension plan assets):
	U.S. Plans			International Plans

Millions of Dollars	2004	2003	2002	2004	2003	2002

Fair value of plan assets	$139.3	$123.5	$87.6	34.6	$29.2	$23.7

     Contributions
     The Company expects to contribute $10 million to its pension plan and $3 million to its other postretirement benefit plan in 2005.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Millions of Dollars	Pension Benefits	Other Benefits

2005	$6.6	$1.8
2006	$6.8	$1.9
2007	$7.9	$2.0
2008	$8.3	$2.1
2009	$10.3	$2.2
2010 - 2014	$63.8	$13.6

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

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.1 million, $3.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes 17.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $4.1 million, $4.0 million and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2005 through 2009 and in aggregate

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 thereafter are approximately $3.8 million, $2.6 million, $2.3 million, $2.0 million, and $1.8 million respectively and $7.9 million thereafter.

     Total future minimum payments to be received under direct financing leases for each of the years 2005 through 2009 and the aggregate thereafter are approximately: $3.4 million, $2.7 million, $2.1 million, $1.6 million, $0.9 million, and $2.4 million thereafter.

Note 18.  Litigation

     On June 15, 2004, the Company filed suit against Switzerland-based Omya AG for patent infringement seeking injunctive relief and damages in the United States District Court for the Southern District of New York. The suit alleges that Omya and its subsidiaries have infringed, are inducing the infringement of, or are contributing to the infringement of two patents held by the Company covering the use of calcium carbonate in the manufacture of acidic paper. The Company's technology is commonly referred to as acid tolerant technology and is commercialized by its wholly-owned subsidiary, Specialty Minerals Inc., through its AT® PCC. Minerals Technologies argues that its business has been, and continues to be, damaged by this alleged infringement.

     On December 30, 2004 and January 4, 2005, two subsidiaries of OMYA AG filed a lawsuit against the Company in the Specialized Section for Industrial Law of the Court of Turin in Turin, Italy, seeking a declaratory judgment that they have not committed acts of unfair competition against the Company and that two of the Company's European patents are invalid and not infringed by certain OMYA calcium carbonate products. One of the two European patents in this case is the counterpart of the two United States patents at issue in the Company's June 15, 2004 suit described above. This matter currently is in a preliminary stage.

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time, management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Environmental Matters

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both the Refractories segment and Specialty Minerals segment have operations. We agreed to the order which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (PCBs) at a portion of the site.

     The following is the present status of the remediation efforts:
Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to EPA's regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.
Groundwater. We are still conducting investigations of potential groundwater contamination. To date, the results of investigation indicate that there is some oil contamination of the groundwater. We are conducting further investigations of the groundwater.
Soil. We have completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $200,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of eighteen thousand five hundred dollars ($18,500), the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million to $8 million. The Company estimates that remediation costs would approximate $100,000, which has been accrued as of December 31, 2004.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 19.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 20,561,785 shares and 20,491,499 shares were outstanding at December 31, 2004 and 2003, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $4.1 million or $0.20 per common share were paid during 2004. In January 2005, a cash dividend of approximately $1.0 million or $0.05 per share, was declared, payable in the first quarter of 2005.

Preferred Stock Purchase Rights

     Under the Company's Preferred Stock Purchase Rights Plan, each share of the Company's common stock carries with it one preferred stock purchase right. Subject to the terms and conditions set forth in the plan, the rights will become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer that would result in the acquisition of 30% or more thereof. If the rights become exercisable, separate certificates evidencing the rights will be distributed, and each right will entitle the holder to purchase from the Company a new series of preferred stock, designated as Series A Junior Preferred Stock, at a predefined price. The rights also entitle the holder to purchase shares in a change-of-control situation. The preferred stock, in addition to a preferred dividend and liquidation right will entitle the holder to vote on a pro rata basis with the Company's common stock.

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

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option and restricted stock activity for the Plan:
		Under Option		Restricted Stock

	Shares Available for Grant	Shares	Weighted Average Exercised Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2002	1,542,546	2,620,153	34.43	--	--
Granted	(285,728)	285,728	46.92	--	--
Exercised	--	(977,363)	30.03	--	--
Canceled	20,335	(20,335)	50.83	--	--

Balance December 31, 2002	1,277,153	1,908,183	38.54	--	--
Granted	(110,290)	82,435	47.74	27,855	49.12
Exercised	--	(483,978)	32.92	--	--
Canceled	23,874	(23,874)	39.17	--	--

Balance December 31, 2003	1,190,737	1,482,766	40.85	27,855	49.12
Granted	(297,650)	270,750	54.09	26,900	50.59
Exercised	--	(363,300)	39.01	--	--
Canceled	23,998	(21,998)	46.25	(2,000)	49.12

Balance December 31, 2004	917,085	1,368,218	43.87	52,755	49.88

     The following table summarizes information concerning Plan options at December 31, 2004:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price

$ 30.625 - $ 39.531	766,521	4.3	$ 38.39	757,688	$ 38.39
$ 42.070 - $ 49.115	238,115	7.4	$ 47.23	138,327	$ 46.90
$ 50.720 - $ 66.000	363,582	8.4	$ 53.21	86,555	$ 50.79

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 27,855 shares in 2003 and 26,900 shares in 2004 and 2,000 shares were forfeited in 2004. The compensation expense amortized with respect to the units was approximately $0.5 million and $0.1 million for years ended 2004 and 2003, respectively.

Note 20.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the minimum pension liability and cumulative foreign currency translation adjustments.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the accumulated balances of other comprehensive income (loss):
Millions of Dollars	Currency Translation Adjustment	Minimum Pension Liability	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2002	$(55.0)	$(0.5)	$0.2	$(55.3)
Current year change	22.2	(0.8)	(1.1)	20.3

Balance at December 21, 2002	(32.8)	(1.3)	(0.9)	(35.0)
Current year change	39.7	(1.4)	0.5	38.8

Balance at December 31, 2003	6.9	(2.7)	(0.4)	3.8
Current year change	34.0	(2.2)	0.1	31.8

Balance at December 31, 2004	$40.9	$(4.9)	$(0.3)	$35.6

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $(0.2) million, $0.8 million and ($1.1) million for the years ended December 31, 2004, 2003, 2002, respectively.

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2004:

Thousands of Dollars
Asset retirement liability, beginning of period	$9,315
Accretion expense	720
Payment made	(122)

Asset retirement liability, end of period	$9,913

     The current portion of the liability of approximately $0.3 million is included in other current liabilities. The long-term portion of the liability of approximately $9.6 million is included in other noncurrent liabilities.

Note 22.  Segment and Related Information

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

     The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food, and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and services used primarily by the steel, cement and glass industries.

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented approximately 9.1%, 10.0% and 11.5% of consolidated net sales in 2004, 2003 and 2002, respectively. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2004, 2003 and 2002 was as follows (in millions):
	2004

	Specialty Minerals	Refractories	Total

Net sales	$623.4	$300.3	$923.7
Income from operations	59.7	30.4	90.1
Restructuring charges	0.7	0.4	1.1
Bad debt expenses	1.3	0.3	1.6
Depreciation, depletion and amortization	58.3	12.2	70.5
Segment assets	769.6	297.4	1,067.0
Capital expenditures	83.1	17.8	100.9

	2003

	Specialty Minerals	Refractories	Total

Net sales	$557.1	$256.6	$813.7
Income from operations	55.4	21.8	77.2
Restructuring charges	1.7	1.6	3.3
Writedown of impaired assets	2.0	1.2	3.2
Bad debt expenses	1.1	4.2	5.3
Depreciation, depletion and amortization	56.9	9.4	66.3
Segment assets	672.3	253.9	926.2
Capital expenditures	37.1	12.4	49.5

	2002

	Specialty Minerals	Refractories	Total

Net sales	$520.1	$232.6	$752.7
Income from operations	60.0	20.9	80.9
Writedown of impaired assets	0.8	--	0.8
Bad debt expenses	3.8	2.4	6.2
Depreciation, depletion and amortization	59.0	10.0	69.0
Segment assets	612.7	238.6	851.3
Capital expenditures	27.3	9.7	37.0

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
Income before provision for taxes on
income an minority interests	2004	2003	2002

Income from operations for reportable segments	$90.1	$77.2	$80.9
Unallocated corporate expenses	(1.0)	--	--

Consolidated income from operations	89.1	77.2	80.9
Interest income	1.6	0.8	1.1
Interest expense	(4.1)	(5.4)	(5.8)
Other deductions	(2.0)	(0.3)	(0.5)

Income before provision for taxes on income
and minority interests	$84.6	$72.3	$75.7

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets	2004	2003	2002

Total segment assets	$1,067.0	$926.2	$851.3
Corporate assets	87.9	109.5	48.6

Consolidated total assets	$1,154.9	$1,035.7	$899.9

Capital expenditures	2004	2003	2002

Total segment capital expenditures	$100.9	$49.5	$37.0
Corporate capital expenditures	5.5	3.2	0.1

Consolidated total capital expenditures	$106.4	$52.7	$37.1

     The carrying amount of goodwill by reportable segment as of December 31, 2004 and December 31, 2003 was as follows:
	Goodwill

(Thousands of Dollars)	2004	2003

Specialty Minerals	$16,407	$15,682
Refractories	37,322	37,039

Total	$53,729	$52,721

     The net change in goodwill since December 31, 2003 was primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net Sales	2004	2003	2002

United States	$558.2	$499.9	$482.2

Canada/Latin America	81.7	72.4	68.5
Europe/Africa	227.4	192.6	156.0
Asia	56.4	48.8	46.0

Total International	365.5	313.8	270.5

Consolidated total net sales	$923.7	$813.7	$752.7

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2004	2003	2002

United States	$412.4	$402.4	$400.6

Canada/Latin America	23.7	24.5	21.5
Europe/Africa	194.0	154.7	141.3
Asia	43.7	37.1	31.9

Total International	261.4	216.3	194.7

Consolidated total long-lived assets	$673.8	$618.7	$595.3

     The Company's sales by product category are as follows:
Millions of Dollars	2004	2003	2002

Paper PCC	$434.0	$389.6	$376.0
Specialty PCC	50.7	46.5	47.0
Talc	51.6	43.2	30.3
Other Processed Minerals	87.1	77.8	66.8
Refractory Products	243.0	209.7	189.8
Metallurgical Products	57.3	46.9	42.8

Net Sales	$923.7	$813.7	$752.7

MINERALS TECHNOLOGIES AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Quarterly Financial Data (unaudited)

Millions of Dollars, Except Per Share Amounts
2004 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$112.3	$118.6	$123.6	$130.1
Processed Minerals	31.4	36.5	36.4	34.4

Specialty Minerals Segment	143.7	155.1	160.0	164.5
Refractories Segment	65.8	74.2	76.4	84.0

Consolidated net sales	209.5	229.3	236.4	248.5
Gross profit	49.7	54.3	55.1	55.5
Net income	$12.6	$15.1	$16.2	14.7

Earnings per share:
Basic	$0.61	$0.74	$0.79	$0.71
Diluted	$0.61	$0.73	$0.78	$0.70

Market price range per share of common stock:
High	$60.20	$61.00	$58.00	$67.67
Low	$51.56	$54.59	$53.60	$56.67
Close	$56.18	$57.80	$57.42	$66.70

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

     In 2004, the Company recorded additional restructuring costs of $0.6, $0.4 million, and $0.1 million in the first, second and fourth quarters, respectively.

    In the fourth quarter of 2004, the Company recognized $1.0 million of expense related to acquisition termination costs.
2003 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$109.3	$106.6	$108.5	$111.7
Processed Minerals	28.5	30.8	30.6	31.2

Specialty Minerals Segment	137.8	137.4	139.1	142.9
Refractories Segment	63.7	65.0	59.1	68.8

Consolidated net sales	201.5	202.4	198.2	211.7
Gross profit	49.8	50.0	47.5	50.7
Income before cumulative effect
of accounting change	14.9	14.3	12.8	9.7
Cumulative effect of accounting change	(3.4)	--	--	--

Net income	$11.5	$14.3	$12.8	$9.7

Earnings per share before accounting change:
Basic	$0.74	$0.71	$0.63	$0.47
Diluted	$0.74	$0.70	$0.62	$0.47

Earnings per share after accounting change:
Basic	$0.57	$0.71	$0.63	$0.47
Diluted	$0.57	$0.70	$0.62	$0.47

Market price range per share of common stock:
High	$44.25	$50.20	$53.15	$60.75
Low	$35.45	$37.57	$47.09	$50.90
Close	$37.79	$48.14	$51.44	$59.25

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

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

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

New York, New York
March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited management's assessment, included in the accompanying report of Management's Report on Internal Control Over Financial Reporting, that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

New York, New York
March 10, 2005

Management's Responsibility for Financial Statements and System of Internal Control

Management's Report on Financial Statements

     Minerals Technologies Inc.'s management is responsible for the integrity and objectivity of the accompanying financial statements and related information. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts based on judgments and estimates by management.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. An internal audit staff regularly monitors the adequacy and effectiveness of internal accounting controls for the Company and all of its subsidiaries.

     Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Furthermore, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that as of December 31, 2004, the Company's system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Paul R. Saueracker
Chairman of the Board, President and
Chief Executive Officer

John A. Sorel
Senior Vice President, Finance and Chief Financial Officer

Michael A. Cipolla
Vice President, Corporate Controller and Chief Accounting Officer

March 10, 2005

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses(c)	Deductions (a) (b)	Balance at End of Period

Year ended December 31, 2004
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,010	$1,576	$(1,443)	$7,143

Year ended December 31, 2003
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,079	$5,307	$(5,376)	$7,010

Year ended December 31, 2002
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,697	$6,214	$(2,832)	$7,079

(a)	Includes impact of translation of foreign currencies.
(b)	Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $0.6 million in 2003.
(c)	Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $2.3 million in 2004.