Form 10-Q
period 2005-04-03
MINERALS TECHNOLOGIES INC
filed 2005-05-06
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 27, 2005 20,514,282

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended

(in thousands, except per share data)	April 3, 2005	March 28, 2004

Net sales	$250,816	$209,473
Operating costs and expenses:
Cost of goods sold	192,985	159,807
Marketing and administrative expenses	26,618	22,211
Research and development expenses	7,154	6,817
Restructuring costs	--	572

Income from operations	24,059	20,066
Non-operating deductions, net	1,218	1,565

Income before provision for taxes
on income and minority interests	22,841	18,501
Provision for taxes on income	7,126	5,500
Minority interests	477	411

Net income	$15,238	$12,590

Earnings per share:

Basic earnings per share	$0.74	$0.61

Diluted earnings per share	$0.73	$0.61

Cash dividends declared per common share	$0.050	$0.050

Shares used in computation of earnings per share:

Basic	20,530	20,479
Diluted	20,798	20,716

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	April 3, 2005*	Dec. 31, 2004**

Current assets:
Cash and cash equivalents	$90,981	$105,767
Short-term investments, at cost which approximates market	--	7,200
Accounts receivables, net	176,589	156,276
Inventories	112,119	106,125
Prepaid expenses and other current assets	26,333	20,303

Total current assets	406,022	395,671

Property, plant and equipment, less accumulated depreciation and depletion - April 3, 2005 - $724,197; December 31, 2004 - $715,891	610,412	614,285
Goodwill	53,382	53,729
Prepaid benefit cost	60,671	61,617
Other assets and deferred charges	29,946	29,600

Total assets	$1,160,433	$1,154,902

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$36,903	$30,000
Current maturities of long-term debt	3,779	3,917
Accounts payable	58,282	56,381
Other current liabilities	61,341	62,555

Total current liabilities	160,305	152,853

Long-term debt	93,903	94,811
Other non-current liabilities	110,803	107,925

Total liabilities	365,011	355,589

Shareholders' equity:
Common stock	2,784	2,778
Additional paid-in capital	253,581	248,230
Deferred compensation	(4,147)	(2,088)
Retained earnings	793,610	779,397
Accumulated other comprehensive income	21,428	35,624

	1,067,256	1,063,941

Less treasury stock	(271,834)	(264,628)

Total shareholders' equity	795,422	799,313

Total liabilities and shareholders' equity	$1,160,433	$1,154,902

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended

(thousands of dollars)	April 3, 2005	March 28, 2004

Operating Activities:

Net income	$15,238	$12,590
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	17,874	17,481
Other non-cash items	3,156	2,926
Net changes in operating activities	(31,637)	(14,311)

Net cash provided by operating activities	4,631	18,686

Investing Activities:

Purchases of property, plant and equipment	(23,327)	(17,518)
Proceeds from sale of short-term investments	7,200	--

Net cash used in investing activities	(16,127)	(17,518)

Financing Activities:

Proceeds from issuance of short-term debt	77,973	--
Repayment of debt	(71,752)	(352)
Purchase of common shares for treasury	(7,206)	(4,487)
Proceeds from issuance of stock under option plan	2,537	1,494
Cash dividends paid	(1,025)	(1,023)

Net cash provided by (used in) financing activities	527	(4,368)

Effect of exchange rate changes on cash and
cash equivalents	(3,817)	(754)

Net decrease in cash and cash equivalents	(14,786)	(3,954)
Cash and cash equivalents at beginning of period	105,767	90,515

Cash and cash equivalents at end of period	$90,981	$86,561

Supplemental disclosure of cash flow information:
Interest paid	$2,449	$2,357

Income taxes paid	$4,717	$4,531

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of precipitated calcium carbonate ("PCC") are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at three locations at which the PCC contract has expired and one location, representing one unit of PCC production, at which the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

Note 3 -- Accounting for Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payments." This statement replaces Statement No. 123 and supercedes APB Opinion 25 covering a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It will require companies to recognize the compensation costs relating to share-based payments to their employees in their financial statements. This statement will be effective for fiscal years beginning after June 15, 2005. The Company is in the process of analyzing the impact this new pronouncement will

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

have on its operations. In the interim, the Company will continue its proforma disclosure as required under SFAS No. 148, "Accounting for Stock-Based Compensation."

     The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	April 3, 2005	March 28, 2004

Expected life (years)	7	7
Interest rate	4.33%	3.33%
Volatility	29.35%	30.47%
Expected dividend yield	0.32%	0.37%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended

(millions of dollars, except per share amounts)	April 3, 2005	March 28, 2004

Net income, as reported	$15.2	$12.6
Add: Stock-based employee compensation
included in reported net income, net of related tax effects	0.1	0.1
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(0.5)	(0.6)

Pro forma net income	14.8	12.1

Basic EPS
Net income, as reported	$0.74	$0.61
Pro forma net income	$0.72	$0.59

Diluted EPS
Net income, as reported	$0.73	$0.61
Pro forma net income	$0.72	$0.59

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
	Three Months Ended

Basic EPS (in thousands, except per share data)	April 3, 2005	March 28, 2004

Net income	$15,238	$12,590

Weighted average shares outstanding	20,530	20,479

Basic earnings per share	$0.74	$0.61

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended

Diluted EPS (in thousands, except per share data)	April 3, 2005	March 28, 2004

Net income	$15,238	$12,590

Weighted average shares outstanding	20,530	20,479
Dilutive effect of stock options and stock units	268	237

Weighted average shares outstanding, adjusted	20,798	20,716

Diluted earnings per share	$0.73	$0.61

Note 5 -- Income Taxes

     On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. The Company decided during the first quarter of 2005 to repatriate $3 million which resulted in a tax liability of approximately $220,000. The Company is continuing the process of evaluating the impact of the repatriation provision on additional dividend distributions. The Company is examining all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company is expected to complete this evaluation within a reasonable amount of time after additional guidance is published. The actual income tax impact to the Company will become determinable once further technical guidance has been issued.

Note 6 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	April 3, 2005	December 31 2004

Raw materials	$50,117	$45,333
Work-in-process	7,182	7,078
Finished goods	34,631	33,733
Packaging and supplies	20,189	19,981

Total inventories	$112,119	$106,125

Note 7 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During the first quarter of 2004, additional severance costs related to this program of approximately $0.6 million were recorded. There were no restructuring costs in the first quarter of 2005.

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

     The carrying amount of goodwill was $53.4 million and $53.7 million as of April 3, 2005 and December 31, 2004, respectively. The net change in goodwill since January 1, 2005 was due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of April 3, 2005 and December 31, 2004 were as follows:
	April 3, 2005		December 31, 2004

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.3	$5.8	$1.2
Customer lists	1.4	0.3	1.4	0.3
Other	0.2	0.1	0.2	0.1

	$7.4	$1.7	$7.4	$1.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2009.

     Included in other assets and deferred charges is an intangible asset of approximately $10.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the first quarter of 2005. Estimated amortization as a reduction of sales is as follows: remainder of 2005 - $1.3 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There was no charge for impairment during the first quarter of 2005.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	April 3, 2005	December 31, 2004

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	5,362	6,316
Variable/Fixed Rate Industrial Development Revenue Bonds
Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	10,551	10,551
Other borrowings	1,969	2,061

Total	97,682	98,728
Less: Current maturities	3,779	3,917

Long-term debt	$93,903	$94,811

     During the first quarter, the Company repaid $30 million of short-term debt that had notional interest rate swaps hedging the interest rate. The Company then issued certain other short-term borrowings under its bank credit lines. As of April 3 2005, the Company had $110 million of uncommitted short-term bank credit lines, of which approximately $36.9 million was in use.

Note 11 -- Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended

	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004

Service cost	$1.9	$1.7	$0.4	$0.3
Interest cost	2.3	2.2	0.6	0.4
Expected return on plan assets	(3.5)	(3.1)	--	--
Amortization of prior service cost	0.1	0.1	--	--
Recognized net actuarial loss	0.5	0.5	0.2	0.1
SFAS No. 88 settlement	--	0.3	--	--

Net periodic benefit cost	$1.3	$1.7	$1.2	$0.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

     The Company expects to contribute $8 million to its pension plan and $3 million to its other post retirement benefit plans in 2005. As of April 3, 2005, no contributions have been made to the pension fund and approximately $0.7 million has been contributed to the post retirement benefit plans.

Note 12 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended

(thousands of dollars)	April 3, 2005	March 28, 2004

Net income	$15,238	$12,590
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,660)	(4,153)
Cash flow hedges:
Net derivative gains (losses) arising during the period	390	(6)
Reclassification adjustment	74	(40)

Comprehensive income	$1,042	$8,391

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	April 3, 2005	December 31, 2004

Foreign currency translation adjustments	$26.1	$40.9
Minimum pension liability adjustment	(4.9)	(4.9)
Net gain (loss) on cash flow hedges	0.2	(0.3)

Accumulated other comprehensive loss	$21.4	$35.6

Note 13 -- Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations" establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company has asset retirement obligations related to its PCC satellite facilities and its mining properties, both within the Specialty Minerals Segment. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of April 3, 2005:
(thousands of dollars)

Asset retirement liability, December 31, 2004	$9,913
Accretion expense	174
Payments made	(67)
Foreign currency translation	(81)

Asset retirement liability, April 3, 2005	$9,939

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Approximately $0.3 million is included in other current liabilities and $9.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 3, 2005.

Note 14 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred Compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 34,100 shares in the first quarter of 2005 and 26,900 shares were granted in the first quarter of 2004. The compensation expense amortized with respect to all units was approximately $0.2 million and $0.1 million for the quarters ended April 3, 2005 and March 28, 2004, respectively.

Note 15 -- Segment and Related Information

     Segment information for the three months ended April 3, 2005 was as follows:

	Net Sales

(thousands of dollars)	Three Months Ended

	April 3, 2005	March 28, 2004

Specialty Minerals	$169,846	$143,720
Refractories	80,970	65,753

Total	$250,816	$209,473

	Income from Operations

(thousands of dollars)	Three Months Ended

	April 3, 2005	March 28, 2004

Specialty Minerals	$16,350	$13,474
Refractories	7,709	6,592

Total	$24,059	$20,066

     Included in income from operations for the Specialty Minerals and Refractories segments for the first quarter of 2004 are restructuring costs of $0.4 million and $0.2 million, respectively.

     The carrying amount of goodwill by reportable segment as of April 3, 2005 and December 31, 2004 was as follows:
(thousands of dollars)	Goodwill

	April 3, 2005	December 31, 2004

Specialty Minerals	$16,209	$16,407
Refractories	37,173	37,322

Total	$53,382	$53,729

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
	Three Months Ended

Income before provision for taxes on income and minority interests:	April 3, 2005	March 28, 2004

Income from operations for reportable segments	$24,059	$20,066
Non-operating deductions, net	1,218	1,565

Income before provision for taxes on income
and minority interests	$22,841	$18,501

     The Company's sales by product category are as follows:
	Three Months Ended

(millions of dollars)	April 3, 2005	March 28, 2004

Paper PCC	$119,699	$100,279
Specialty PCC	14,317	12,058
Talc	14,037	11,434
Other Processed Minerals	21,793	19,949
Refractory Products	64,334	53,453
Metallurgical Products	16,636	12,300

Net Sales	$250,816	$209,473

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 3, 2005 and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 3, 2005 and March 28, 2004. These condensed consolidated financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 5, 2005

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales
	Three Months Ended

	April 3, 2005	March 28, 2004

Net sales	100.0%	100.0%
Cost of goods sold	76.9	76.3
Marketing and administrative expenses	10.6	10.6
Research and development expenses	2.9	3.3
Restructuring costs	--	0.2

Income from operations	9.6	9.6

Net income	6.1%	6.0%

Executive Summary

     At Minerals Technologies, approximately 80% of our sales are to customers in two industries: papermaking and steel making. Our net sales grew 20% over the prior year from $209.5 million to $250.8 million. Foreign exchange had a favorable impact on sales of approximately 3 percentage points of growth. Operating income grew 20% to $24.1 million from $20.1 million in the prior year. Net income grew 21% to $15.2 million from $12.6 million in 2004.

     We face some significant risks and challenges in the future:

  Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to face a difficult business environment, and may experience further shutdowns.

  The recent wave of consolidations in the paper and steel industries concentrates purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies;

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

  Although the SYNSIL® Products family has received favorable reactions from potential customers and we have signed four supply contracts, this product line is not yet profitable and its commercial viability cannot be assured; and

  As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

  Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;

  Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;

  Continuing research and development activities for new products, in particular our joint project with International Paper to develop and commercialize a filler-fiber composite technology;

  Achieving market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;

  Continuing our penetration in both business segments into China, including the start-up of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper (China) Pte. Ltd. ("APP China"), and our new manufacturing facility for the Refractories segment;

  Increase market penetration in the Refractories segment through higher value specialty products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(millions of dollars)	First Quarter 2005	% of Total Sales	Growth	First Quarter 2004	% of Total Sales
Net Sales

U.S..	$148.7	59.3%	19%	$125.0	59.7%

International	$102.1	40.7%	21%	$84.5	40.3%

Paper PCC	$119.7	47.7%	19%	100.3	47.9%
Specialty PCC	14.3	5.7%	19%	12.0	5.7%

PCC Products	$134.0	53.4%	19%	$112.3	53.6%

Talc	$14.0	5.6%	23%	11.4	5.5%
Other Processed Minerals	21.8	8.7%	9%	20.0	9.5%

Processed Minerals Products	$35.8	14.3%	14%	$31.4	15.0%

Specialty Minerals Segment	$169.8	67.7%	18%	$143.7	68.6%

Refractory Products	$64.4	25.7%	20%	53.5	25.5%
Metallurgical Products	16.6	6.6%	35%	12.3	5.9%

Refractories Segment	$81.0	32.3%	23%	$65.8	31.4%

Net Sales	$250.8	100.0%	20%	$209.5	100.0%

     Worldwide net sales in the first quarter of 2005 increased 20% from the previous year to $250.8 million. Foreign exchange had a favorable impact on sales of approximately $5.8 million or 3 percentage points of growth. Improved demand across all product lines was achieved. We also benefited from five additional business days in the first quarter of 2005 as compared with the prior year. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 18% to $169.8 million compared with $143.7 million for the same period in 2004. Sales in the Refractories segment grew 23% over the previous year to $81.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 19% in the first quarter to $134.0 million from $112.3 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 3 percentage points of growth. Paper PCC sales grew 19% to $119.7 million from $100.3 million. Paper PCC achieved strong sales growth in North America, Europe and Asia as total worldwide unit volumes grew 14%. Sales of Specialty PCC grew 19% to $14.3 million from $12.0 million in 2004 as performance improved at all three of our manufacturing facilities for this product line.

     Net sales of Processed Minerals products increased 14% in the first quarter to $35.8 million from $31.4 million in the first quarter of 2004. There continues to be strong demand from construction-related industries and from polymer and health care applications for the Company's talc products. Talc sales increased 23% to $14.0 million as compared with the prior year.

     Net sales in the Refractories segment in the first quarter of 2005 increased 23% to $81.0 million from $65.8 million in the prior year. Foreign currency had a favorable impact on sales of approximately 3 percentage points of growth. This segment continues to experience strong sales growth in North America and Europe. Sales of refractory products and systems to steel and other industrial applications increased 20 percent to $64.4 million from $53.5 million. Sales of metallurgical products within the Refractories segment increased 35 percent to $16.6 million as compared with $12.3 million in the same period last year. This increase was attributable to a combination of price increases, due to the substantial escalation in the cost of raw materials for this product line, and volume growth.

     Net sales in the United States grew 19% to $148.7 million in the first quarter of 2005. Strong volumes in the U.S. were attained in all product lines. International sales in the first quarter of 2005 increased 21% to $102.1 million. This growth occurred in all major geographic regions.
Operating Costs and Expenses	First Quarter	First Quarter
(millions of dollars)	2005	2004	Growth

Cost of goods sold	$193.0	$159.8	21%
Marketing and administrative	$26.6	$22.2	20%
Research and development	$7.2	$6.8	6%
Restructuring costs	$--	$0.6	*

* Percentage not meaningful

     Cost of goods sold was 76.9% of sales compared with 76.3% of sales in the prior year. In the Specialty Minerals segment, production margin increased 17%, slightly below the sales growth rate. In the Refractories segment, production margin increased 16% as compared with the 23% sales growth. Production margins in both segments continue to be impacted by higher raw material and energy costs. In addition, the Specialty Minerals segment has been affected by start-up costs at our merchant PCC facility in Germany and our two new satellite PCC facilities in China.

     Marketing and administrative costs increased 20% in the first quarter to $26.6 million and represented 10.6% of net sales, the same as in the prior year. Both segments increased marketing expenses to support worldwide business development efforts and we incurred higher litigation costs to protect our intellectual property.

     Research and development expenses increased 6% to $7.2 million and represented 2.9% of net sales as compared with 3.3% of net sales in the prior year.

     In the first quarter of 2004, we recorded a restructuring charge of $0.6 million for a program that was initiated at the end of 2003.
Income from Operations	First Quarter	First Quarter
(millions of dollars)	2004	2003	Growth

Income from operations	$24.1	$20.1	20%

     Income from operations in the first quarter of 2005 increased 20% to $24.1 million from $20.1 million in the first quarter of 2004. Income from operations in both years represented 9.6% of net sales.

     Income from operations for the Specialty Minerals segment increased 21% to $16.4 million and was 9.6% of its net sales. Operating income for this segment was impacted by higher raw material and energy costs and the aforementioned start-up costs. Operating income for the Refractories segment increased 17% to $7.7 million and was 9.5% of its net sales as compared with 10.0% of its net sales in 2004. The decline in the operating income ratio was primarily due to the aforementioned higher raw material and energy costs.

Non-Operating Deductions	First Quarter	First Quarter
(millions of dollars)	2005	2004	Growth

Non-operating deductions, net	$1.2	$1.6	(25)%

     The decrease in non-operating deductions was due primarily to a reduction in net interest expense.
Provision for Taxes on Income	First Quarter	First Quarter
(millions of dollars)	2005	2004	Growth

Provision for taxes on income	$7.1	$5.5	29%

     The effective tax rate increased to 31.2% in the first quarter of 2005 from 29.7% in the prior year due to the mix of earnings and a higher level of repatriation of foreign earnings.
Net Income	First Quarter	First Quarter
(millions of dollars)	2005	2004	Growth

Net income	$15.2	$12.6	21%

     Net income increased 21% in the first quarter of 2005 to $15.2 million. Earnings per common share, on a diluted basis, increased 20% to $0.73 in the first quarter of 2005 as compared with $0.61 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2005 were provided from operations and short-term financing and were applied principally to fund capital expenditures, and purchases of common shares for treasury. Cash provided from operating activities amounted to $4.6 million in the first three months of 2005 as compared with $18.7 million for the same period last year. The reduction in cash from operating activities was primarily due to an increase in working capital during the first quarter of 2005. Accounts receivable increased at a higher rate than the quarterly sequential sales growth. However, our days of sales outstanding in the first quarter of 2005 were comparable to such amounts in the prior year.

We expect to utilize our cash to support the aforementioned growth strategies.

On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of April 3, 2005, we repurchased 408,800 shares under this program at an average price of approximately $57.32 per share.

     On January 26, 2005, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $110 million in uncommitted short-term bank credit lines, of which approximately $36.9 million was in use at April 3, 2005. We anticipate that capital expenditures for all of 2005 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2005 - $3.1 million; 2006 - $54.0 million; 2007 - $2.1 million; 2008 - $7.0 million; 2009 - $4.3 million; thereafter - $27.2 million.

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

     Although we believe we have been prudent in our plans and assumptions, we cannot guarantee that the outcomes suggested in any forward-looking statement will be realized.. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions entitled "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Quarterly Report.

Recently Issued Accounting Standards

     In March 2005, the Financial Accounting Standards Board ("FASB") published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." A conditional asset retirement obligation, as used in FASB No. 143, "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity however, is unconditional and must be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the Company's results of operations.

     In March 2005, the Emerging Issues Task Force ("EITF") reached a consensus on item EITF Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This guidance applies to all mining entities and is effective for fiscal years beginning after December 15, 2005. Stripping costs are costs incurred for the removal of overburden or waste materials for the purpose of obtaining access to an ore body that will be commercially produced. Since the Company defers stripping costs in excess of the average life of mine stripping ratio and amortizes such costs on a unit production method, the cumulative effect of this accounting adjustment will have a significant impact on the Company's net income upon adoption. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the ongoing results of operations.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion under the heading, "Accounting for Stock Based Compensation" in Note 3 to our Condensed Consolidated Financial Statements. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires  the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the results of operations. This statement was to be effective for the first interim reporting period that begins after June 15, 2005, however, in April 2005 the SEC deferred the effective date to fiscal years beginning after June 15, 2005.

     In November 2004, FASB issued Statement No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for fiscal years beginning after June 15, 2005. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the Company's results of operations.

     In December 2004, FASB issued Statement No. 153, "Exchanges of Non-Monetary Assets - an amendment to APB Opinion No. 29." This statement amends the guidance in Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company had no such exchanges in the first quarter of 2005.

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

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at three locations at which the PCC contract has expired and one location, representing one unit of PCC production where the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 50% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.6 million of foreign currencies as of April 3, 2005. These contracts mature between April and June of 2005. The fair value of these instruments at April 3, 2005 was an asset of $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of April 3, 2005, a substantial number of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments during the first quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 30	27,700	$63.00

January 31 - February 27	53,800	$61.40

February 28 - April 3	34,200	$63.10

Total	115,700	$62.28	408,800	$51,569,005

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of April 3, 2005, the Company had repurchased 408,800 shares under this program at an average price of approximately $57.32 per share.

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

May 5, 2005