Form 10-Q
period 2005-07-03
MINERALS TECHNOLOGIES INC
filed 2005-08-03
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3295

--

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, New York, New York 10174-0002
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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 20, 2005 20,272,081

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended

(in thousands, except per share data)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net sales	$244,734	$229,292	$495,550	$438,765
Operating costs and expenses:
Cost of goods sold	193,339	174,998	386,324	334,805
Marketing and administrative expenses	23,263	23,579	49,881	45,790
Research and development expenses	7,322	7,378	14,476	14,195
Restructuring costs	--	428	--	1,000

Income from operations	20,810	22,909	44,869	42,975
Non-operating deductions, net	1,259	725	2,477	2,290

Income before provision for taxes
on income and minority interests	19,551	22,184	42,392	40,685
Provision for taxes on income	6,101	6,593	13,227	12,093
Minority interests	316	473	793	884

Net income	$13,134	$15,118	$28,372	$27,708

Earnings per share:

Basic earnings per share	$0.64	$0.74	$1.38	$1.35

Diluted earnings per share	$0.63	$0.73	$1.36	$1.33

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	20,573	20,559	20,551	20,520
Diluted	20,836	20,802	20,814	20,760

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(thousands of dollars)	July 3, 2005*	December 31, 2004**

Current assets:
Cash and cash equivalents	$91,191	$105,767
Short-term investments, at cost which approximates market	--	7,200
Accounts receivable, net	173,026	156,276
Inventories	117,907	106,125
Prepaid expenses and other current assets	26,906	20,303

Total current assets	409,030	395,671

Property, plant and equipment, less accumulated
depreciation and depletion - July 3, 2005 - $728,561; December 31, 2004 - $715,891	612,163	614,285
Goodwill	52,491	53,729
Prepaid benefit cost	59,834	61,617
Other assets and deferred charges	28,066	29,600

Total assets	$1,161,584	$1,154,902

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$59,674	$30,000
Current maturities of long-term debt	3,847	3,917
Accounts payable	60,146	56,381
Other current liabilities	61,914	62,555

Total current liabilities	185,581	152,853

Long-term debt	91,842	94,811
Other non-current liabilities	110,819	107,925

Total liabilities	388,242	355,589

Shareholders' equity:
Common stock	2,799	2,778
Additional paid-in capital	260,742	248,230
Deferred compensation	(3,746)	(2,088)
Retained earnings	805,711	779,397
Accumulated other comprehensive income	2,223	35,624

	1,067,729	1,063,941

Less treasury stock	(294,387)	(264,628)

Total shareholders' equity	773,342	799,313

Total liabilities and shareholders' equity	$1,161,584	$1,154,902

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended

(thousands of dollars)	July 3, 2005	June 27, 2004

Operating Activities:

Net income	$28,372	$27,708
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	35,830	34,381
Other non-cash items	3,022	6,340
Net changes in operating activities	(37,846)	(23,249)

Net cash provided by operating activities	29,378	45,180

Investing Activities:

Purchases of property, plant and equipment	(53,959)	(39,234)
Proceeds from sale of short-term investments	7,200	--
Other	43	290

Net cash used in investing activities	(46,716)	(38,944)

Financing Activities:

Proceeds from issuance of short-term debt	154,420	2,980
Repayment of debt	(127,091)	(4,555)
Purchase of common shares for treasury	(24,140)	(9,261)
Proceeds from issuance of stock under option plan	8,352	10,753
Cash dividends paid	(2,058)	(2,051)

Net cash provided by (used in) financing activities	9,483	(2,134)

Effect of exchange rate changes on cash and
cash equivalents	(6,721)	(1,013)

Net increase (decrease) in cash and cash equivalents	(14,576)	3,089
Cash and cash equivalents at beginning of period	105,767	90,515

Cash and cash equivalents at end of period	$91,191	$93,604

Supplemental disclosure of cash flow information:
Interest paid	$3,477	$3,325

Income taxes paid	$11,655	$7,725

Non-cash Financing Activities:
Treasury stock purchases settled after period end	$5,619	$--

See accompanying Notes to Condensed Consolidated Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of precipitated calcium carbonate ("PCC") are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at two locations where the PCC contract has expired and one location, representing one unit of PCC production, at which the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

Note 3 -- Accounting for Stock-Based Compensation

     In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payments." This statement replaces Statement No. 123 and supercedes APB Opinion 25 covering a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It will require companies to recognize the compensation costs relating to share-based payments to their employees in their financial statements. This statement will be effective for fiscal years beginning after June 15, 2005. The Company is in the process of analyzing the impact this new pronouncement will have on its operations. In the interim, the Company will continue its proforma disclosure as required under SFAS No. 148, "Accounting for Stock-Based Compensation."

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	July 3, 2005	June 27, 2004

Expected life (years)	7	7
Interest rate	3.92%	3.49%
Volatility	29.16%	30.12%
Expected dividend yield	0.32%	0.37%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended		Six Months Ended

(in millions, except per share data)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income, as reported	$13.1	$15.1	$28.4	$27.7
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	0.2	0.1	0.3	0.2
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.6)	(1.1)	(1.2)

Pro forma net income	$12.7	$14.6	$27.6	$26.7

Basic EPS

Net income, as reported	$0.64	$0.74	$1.38	$1.35
Pro forma net income	$0.62	$0.71	$1.34	$1.30

Diluted EPS

Net income, as reported	$0.63	$0.73	$1.36	$1.33
Pro forma net income	$0.61	$0.70	$1.33	$1.29

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
	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Basic EPS
(in thousands, except per share data)
Net income	$13,134	$15,118	$28,372	$27,708

Weighted average shares outstanding	20,573	20,559	20,551	20,520

Basic earnings per share	$0.64	$0.74	$1.38	$1.35

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted EPS
(in thousands, except per share data)
Net income	$13,134	$15,118	$28,372	$27,708

Weighted average shares outstanding	20,573	20,559	20,551	20,520
Dilutive effect of stock options and stock units	263	243	263	240

Weighted average shares outstanding, adjusted	20,836	20,802	20,814	20,760

Diluted earnings per share	$0.63	$0.73	$1.36	$1.33

Note 5 -- Income Taxes

     On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company decided during the first quarter of 2005 to repatriate $3 million and decided during the second quarter to repatriate an additional $15.6 million, which resulted in a tax liability of approximately $1.3 million. The Company is continuing the process of evaluating the impact of the repatriation provision on additional dividend distributions. The tax effect of any additional distributions can not be determined at this time.

Note 6 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	July 3, 2005	December 31, 2004

Raw materials	$54,836	$45,333
Work-in-process	7,720	7,078
Finished goods	35,012	33,733
Packaging and supplies	20,339	19,981

Total inventories	$117,907	$106,125

Note 7 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total workforce reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During the second quarter and the first half of 2004, additional severance costs related to this program of approximately $0.4 million and $1.0 million, respectively, were recorded. There were no restructuring costs in the first half of 2005.

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

     The carrying amount of goodwill was $52.5 million and $53.7 million as of July 3, 2005 and December 31, 2004, respectively. The net change in goodwill since January 1, 2005 was due to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Acquired intangible assets subject to amortization as of July 3, 2005 and December 31, 2004 were as follows:
	July 3, 2005		December 31, 2004

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.4	$5.8	$1.2
Customer lists	1.4	0.3	1.4	0.3
Other	0.2	0.1	0.2	0.1

	$7.4	$1.8	$7.4	$1.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2010.

     Included in other assets and deferred charges is an intangible asset of approximately $10.2 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.9 million was amortized in the first half of 2005. Estimated amortization as a reduction of sales is as follows: remainder of 2005 - $0.9 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There was no charge for impairment during the first half of 2005.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	July 3, 2005	December 31, 2004

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	4,535	6,316
Variable/Fixed Rate Industrial Development Revenue Bonds
Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	9,700	10,551
Other borrowings	1,654	2,061

Total	95,689	98,728
Less: Current maturities	3,847	3,917

Long-term debt	$91,842	$94,811

     During the first quarter of 2005, the Company repaid $30 million of short-term debt that had notional interest rate swaps hedging the interest rate. The Company then issued certain other short-term borrowings under its bank credit lines. As of July 3, 2005, the Company had $110 million of uncommitted short-term bank credit lines, of which approximately $59 million was in use.

Note 11 -- Pension Plans

     The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Service cost	$1.8	$1.7	$3.7	$3.4
Interest cost	2.2	2.1	4.5	4.3
Expected return on plan assets	(3.4)	(3.1)	(6.9)	(6.2)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.5	0.5	1.0	1.0
SFAS No. 88 settlement	0.1	0.3	0.1	0.6

Net periodic benefit cost	$1.3	$1.6	$2.6	$3.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Service cost	$0.5	$0.3	$0.9	$0.6
Interest cost	0.5	0.4	1.1	0.8
Recognized net actuarial loss	0.2	0.1	0.4	0.2

Net periodic benefit cost	$1.2	$0.8	$2.4	$1.6

Employer Contributions

     The Company expects to contribute $8 million to its pension plan and $3 million to its other post retirement benefit plan in 2005. As of July 3, 2005, no contributions have been made to the pension plan and approximately $1.2 million has been contributed to the post retirement benefit plan.

Note 12 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

(thousands of dollars)	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income	$13,134	$15,118	$28,372	$27,708
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,216)	(1,196)	(33,876)	(5,349)
Cash flow hedges:
Net derivative gains (losses) arising during the period	(277)	62	113	56
Reclassification adjustment	288	63	362	23

Comprehensive income (loss)	$(6,071)	$14,047	$(5,029)	$22,438

The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	July 3, 2005	December 31, 2004

Foreign currency translation adjustments	$7.0	$40.9
Minimum pension liability adjustment	(4.9)	(4.9)
Net gain (loss) on cash flow hedges	0.1	(0.4)

Accumulated other comprehensive loss	$2.2	$35.6

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a reconciliation of asset retirement obligations as of July 3, 2005:
(thousands of dollars)

Asset retirement liability, December 31, 2004	$9,913
Accretion expense	295
Payments made	(85)
Foreign currency translation	(159)

Asset retirement liability, July 3, 2005	$9,964

Note 14 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 34,100 and 26,900 shares in the first quarter of 2005 and 2004, respectively. Compensation expense amortized with respect to restricted stock units during the three-month and six-month periods ending July 3, 2005 was $0.2 million and $0.4 million, respectively.

Note 15 -- Segment and Related Information

     Segment information for the three and six-month periods ended July 3, 2005 was as follows:
	Net Sales

	Three Months Ended		Six Months Ended

(thousands of dollars)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Specialty Minerals	$160,672	$155,130	$330,518	$298,850
Refractories	84,062	74,162	165,032	139,915

Total	$244,734	$229,292	$495,550	$438,765

	Income from Operations

	Three Months Ended		Six Months Ended

(thousands of dollars)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Specialty Minerals	$12,191	$16,146	$28,541	$29,620
Refractories	8,619	6,763	16,328	13,355

Total	$20,810	$22,909	$44,869	$42,975

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill by reportable segment as of July 3, 2005 and December 31, 2004 was as follows:
	Goodwill

(thousands of dollars)	July 3, 2005	December 31, 2004

Specialty Minerals	$15,530	$16,407
Refractories	36,961	37,322

Total	$52,491	$53,729

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
	Income Before Provision For Taxes On Income And Minority Interests

(thousands of dollars)	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Income from operations for reportable segments	$20,810	$22,909	$44,869	$42,975
Non-operating deductions, net	1,259	725	2,477	2,290

Income before provision for taxes on income
and minority interests	$19,551	$22,184	$42,392	$40,685

     The Company's sales by product category are as follows:
	Sales by Product Category

(thousands of dollars)	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Paper PCC	$108,781	$105,330	$228,479	$205,609
Specialty PCC	14,141	13,226	28,458	25,284
Talc	13,704	13,062	27,742	24,495
Other Processed Minerals	24,046	23,512	45,839	43,462
Refractory Products	59,586	60,579	123,920	114,032
Metallurgical Products	24,476	13,583	41,112	25,883

Net Sales	$244,734	$229,292	$495,550	$438,765

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 3, 2005 and the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2005 and June 27, 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2005 and June 27, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
August 2, 2005

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0	76.3	77.9	76.3
Marketing and administrative expenses	9.5	10.3	10.1	10.5
Research and development expenses	3.0	3.2	2.9	3.2
Restructuring costs	--	0.2	--	0.2

Income from operations	8.5	10.0	9.1	9.8

Net income	5.4%	6.6%	5.7%	6.3%

Executive Summary

     Consolidated sales for the second quarter of 2005 grew 7% over prior year to $244.7 million. Foreign exchange had a favorable impact on sales of approximately 2 percentage points of growth. Income from operations, however, declined 9% to $20.8 million primarily due to paper industry labor actions in Finland resulting in temporary shutdowns of certain PCC satellite facilities; continuing development costs relating to our European coating program at the merchant PCC facility in Germany; and initial start-up and ramp-up costs for two new PCC satellite facilities in China. The labor dispute in Finland was settled on June 29, 2005 and the paper mills and our PCC plants are presently operating at normal levels. Net income declined 13% to $13.1 million from $15.1 million in the second quarter of 2004.

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

Most of our Paper PCC sales are under long-term contracts; when they reach their expiration dates these contracts may not be renewed, or may be renewed on terms less favorable to us;
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
15

Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;
Continuing research and development activities for new products, including commercialization of a filler-fiber composite technology for the paper industry;
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

     On July 19, 2005, the Company's largest customer, International Paper announced a plan to restructure certain elements of its businesses. We are presently evaluating the impact of this restructuring on our Paper PCC product line and assets.

Results of Operations

     Three months ended July 3, 2005 as compared with three months ended June 27, 2004:

Sales
(millions of dollars)	Second Quarter 2005	% of Total Sales	Growth	Second Quarter 2004	% of Total Sales
Net Sales

U.S.	$148.9	60.9%	6%	$139.9	61.0%

International	$95.8	39.1%	7%	$89.4	39.0%

Paper PCC	$108.8	44.5%	3%	$105.3	45.9%
Specialty PCC	14.1	5.8%	7%	13.2	5.8%

PCC Products	$122.9	50.3%	4%	$118.5	51.7%

Talc	$13.7	5.6%	5%	$13.1	5.7%
Other Processed Minerals	24.1	9.8%	3%	23.5	10.2%

Processed Minerals Products	$37.8	15.4%	3%	$36.6	15.9%

Specialty Minerals Segment	$160.7	65.7%	4%	$155.1	67.6%

Refractory Products	$59.5	24.3%	(2)%	$60.6	26.4%
Metallurgical Products	24.5	10.0%	80%	13.6	6.0%

Refractories Segment	$84.0	34.3%	13%	$74.2	32.4%

Net Sales	$244.7	100.0%	7%	$229.3	100.0%

     Worldwide net sales in the second quarter of 2005 increased 7% from the previous year to $244.7 million. Foreign exchange had a favorable impact on sales of approximately $4.9 million or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $160.7 million compared with $155.1 million for the same period in 2004. Sales in the Refractories segment grew 13% over the previous year to $84.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 4% in the second quarter to $122.9 million from $118.5 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 2 percentage points of growth. Paper PCC sales grew 3% to $108.8 million from $105.3 million in the prior year. Paper PCC sales in North America, our largest market, grew 8% with approximately 3 percentage points of growth generated from the Millinocket, Maine, facility which restarted in May 2004. Excluding foreign currency, European region sales declined 14%. The European region was affected by paper industry labor actions in Finland, which impacted sales by approximately $5 million or 15 percentage points of growth. The labor dispute was settled on June 29, and our PCC plants, after a ramp-up in production through mid-July, should be operating at normal levels through the balance of the third quarter. Sales of Specialty PCC grew 7% to $14.1 million from $13.2 million in 2004 due to increased sales from our Brookhaven, Mississippi, facility and from our facility in Lifford, U.K.

     Net sales of Processed Minerals products increased 3% in the second quarter to $37.8 million from $36.6 million in the second quarter of 2004. The demand continues to be strong for our talc products from the construction-related, polymer and healthcare industries. Talc sales increased 5% as compared with the prior year.

     Net sales in the Refractories segment in the second quarter of 2005 increased 13% to $84.0 million from $74.2 million in the prior year. The favorable impact of foreign exchange was approximately 3 percentage points of growth. The sales growth was driven globally by the metallurgical product line where sales grew 80% to $24.5 million. This increase was attributable to a combination of price increases due to the substantial escalation in the cost of raw materials for this product line, and strong volume growth at both of our manufacturing facilities in Canaan, Connecticut, and Hengelo, Holland. Sales of refractory products and systems to steel and other industrial applications decreased 2% to $59.5 million from $60.6 million in the prior year. The weakness in the steel industry in the United States throughout the second quarter has had a negative affect on our sales growth in this product line.

     Consolidated net sales in the United States were $148.9 million in the second quarter of 2005, up 6% from the $139.9 million in the prior year. International sales in the second quarter of 2005 increased 7% to $95.8 million. Excluding the impact of foreign exchange, the international sales growth was approximately 2%.
Operating Costs and Expenses	Second Quarter 2005	Second Quarter 2004	Growth
(millions of dollars)

Cost of goods sold	$193.3	$175.0	10%
Marketing and administrative	$23.3	$23.6	(1)%
Research and development	$7.3	$7.4	(1)%
Restructuring Costs	$--	$0.4	*

   * Percentage not meaningful

     Cost of goods sold was 79.0% of sales compared with 76.3% of sales in the prior year for the second quarter. Cost of goods sold increased 8% in the Specialty Minerals segment, which had an unfavorable leveraging impact on the sales growth resulting in a 12% decline in production margin. This unfavorable leveraging occurred in Europe and Asia. European margins were affected by the labor dispute in Finland and ongoing coating development costs at our new merchant PCC facility in Germany. The margins in Asia were impacted by the continuing start-up and ramp-up costs at our two new facilities in China. Collectively, these three factors had an adverse impact on production margin and operating income of approximately $5 million. Cost of goods sold in the Refractories segment increased 16%. This had an unfavorable leveraging impact on sales growth resulting in only a 7% increase in production margin. Higher raw material costs continue to impact the Refractories segment margins.

     Marketing and administrative costs decreased 1% in the second quarter to $23.3 million and represented 9.5% of net sales as compared with 10.3% of sales. Marketing and administrative expenses were favorably impacted by lower provisions for bad debt of approximately $1.9 million as compared with the prior year. Our overall allowance for doubtful accounts was reduced from $7.5 million at April 3, 2005 to $6.6 million at July 3, 2005.

     Research and development expenses decreased 1% to $7.3 million and represented 3.0% of net sales.

     In the second quarter of the prior year we recorded a restructuring charge of $0.4 million for a program that was initiated at the end of 2003.
Income from Operations	Second Quarter 2005	Second Quarter 2004	Growth
(millions of dollars)

Income from operations	$20.8	$22.9	(9)%

     Income from operations in the second quarter of 2005 decreased 9% to $20.8 million from $22.9 million in the second quarter of 2004. Income from operations decreased to 8.5% of sales as compared with 10.0% of sales in 2004.

     Income from operations for the Specialty Minerals segment decreased 24% to $12.2 million and was 7.6% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the aforementioned labor dispute in Finland, the European coating development program, and start-up and ramp-up costs in China. Operating income for the Refractories segment increased 27% to $8.6 million and was 10.3% of its net sales as compared with 9.5% of sales in the prior year. The improvement in the operating income ratio was attributable to the margin contributions of the metallurgical product line and to lower provisions for bad debt.

Non-Operating Deductions	Second Quarter 2005	Second Quarter 2004	Growth
(millions of dollars)

Non-operating deductions, net	$1.3	$0.7	86%

     The increase in non-operating deductions was primarily due to foreign exchange losses in the second quarter.
Provisions for Taxes on Income	Second Quarter 2005	Second Quarter 2004	Growth
(millions of dollars)

Provision for taxes on income	$6.1	$6.6	(8)%

     The effective tax rate increased in 2005 to 31.2% from 29.7% in the prior year due to the mix of earnings and a higher level of repatriation of foreign earnings.
Net Income	Second Quarter 2005	Second Quarter 2004	Growth
(millions of dollars)

Net income	$13.1	$15.1	(13)%

     Net income decreased 13% to $13.1 million from $15.1 million in the second quarter of 2004. Diluted earnings per common share decreased 14% to $0.63 compared with $0.73 in 2004.

     Six months ended July 3, 2005 as compared with six months ended June 27, 2004:

(millions of dollars)	First Half 2005	% of Total Sales	Growth	First Half 2004	% of Total Sales
Net Sales

U.S.	$297.6	60.1%	12%	$264.9	60.4%

International	$197.9	39.9%	14%	$173.9	39.6%

Paper PCC	$228.5	46.1%	11%	$205.6	46.9%
Specialty PCC	28.4	5.7%	12%	25.3	5.7%

PCC Products	$256.9	51.8%	11%	$230.9	52.6%

Talc	$27.7	5.6%	13%	$24.5	5.6%
Other Processed Minerals	45.9	9.3%	6%	43.5	9.9%

Processed Minerals Products	$73.6	14.9%	8%	$68.0	15.5%

Specialty Minerals Segment	$330.5	66.7%	11%	$298.9	68.1%

Refractory Products	$123.9	25.0%	9%	$114.0	26.0%
Metallurgical Products	41.1	8.3%	59%	25.9	5.9%

Refractories Segment	$165.0	33.3%	18%	$139.9	31.9%

Net Sales	$495.5	100.0%	13%	$438.8	100.0%

     Worldwide sales for the first half of 2005 increased 13% to $495.5 from $438.8 in the previous year. The favorable impact of foreign exchange on sales for the first six months was approximately $10.7 million, or 2 percentage points of growth. We also benefited from five additional business days in the first half of 2005 as compared with the prior year. Sales in the Specialty Minerals segment increased 11% from the prior year to $330.5 million. Refractories segment sales increased 18% for the first six months of 2004 to $165.0 from $139.9 in 2004.

     For the first six months, worldwide PCC sales increased 11% to $256.9 million from $230.9 million last year. Foreign exchange had a favorable impact on sales of approximately 2 percentage points of growth. Paper PCC sales grew 11% over the prior year to $228.5 million from $205.6 million. Overall Paper PCC volume grew 7% over the prior year despite the Finnish paper industry labor actions, which occurred in the second quarter. Sales of Specialty PCC increased 12% to $28.4 from $25.3 million in the prior year.

     Net sales of Processed Minerals products increased 8% to $73.6 million from $68.0 million. There was strong demand in the first half of 2005 from construction-related industries and from polymer and health-care applications for our talc products. Talc sales increased 13% to $27.7 million from $24.5 million in the prior year.

    Net sales in the Refractories segment for the first six months of 2005 increased 18% to $165.0 million from $139.9 million in the prior year. Foreign currency had a favorable impact on sales of approximately 3 percentage points of growth. Sales growth was driven by the metallurgical product line where sales grew 59% to $41.1 million from $25.9 million. This increase was attributable to a combination of price increases due to the substantial escalation in the cost of raw materials for this product line as well as volume growth. Sales of refractory products and systems increased 9% to $123.9 million from $114.0 million.

     Net sales in the United States were $297.6 million in the first half of 2005, a 12% increase from $264.9 in the prior year. International sales grew 14% for the first six months to $197.9 million from $173.9 million for the same period last year. Excluding the impact of foreign exchange, international sales grew approximately 8% over the prior year.

Operating Costs and Expenses	First Half 2005	First Half 2004	Growth
(millions of dollars)

Cost of goods sold	$386.3	$334.8	15%
Marketing and administrative	$49.9	$45.8	9%
Research and development	$14.5	$14.2	2%
Restructuring Costs	$--	$1.0	*

   * Percentage not meaningful

     Cost of goods sold was 77.9% of sales compared with 76.3% of sales in the prior year for the first half. Both segments have been impacted by higher raw material and energy costs. In the Specialty Minerals segment, product margins increased 2% as compared with 11% sales growth. Margins in this segment were affected by the Finnish labor actions and start-up and ramp-up costs at our two new satellite PCC facilities in China, and our new coating facility in Walsum, Germany. In the Refractories segment, production margins increased 11% over the prior year as compared with 18% sales growth. This unfavorable leveraging was due to higher raw material costs.

     Marketing and administrative costs increased 9% in the second quarter to $49.9 million and represented 10.1% of net sales. Both segments increased marketing expenses to support worldwide business development efforts and we incurred higher litigation costs to protect our intellectual property. These increases were partially mitigated by lower provisions for bad debts in the first half of approximately $2.3 million. Our overall allowance for doubtful accounts was reduced from $7.1 million at December 31, 2004 to $6.6 million at July 3, 2005.

     Research and development expenses increased 2% to $14.5 million and represented 2.9% of net sales.

     In the first half of 2004, we recorded a restructuring charge of $1.0 million for a program that was initiated at the end of 2003.

Income from Operations	First Half 2005	First Half 2004	Growth
(millions of dollars)

Income from operations	$44.9	$43.0	4%

     Income from operations in the first half of 2005 increased 4% to $44.9 million from $43.0 million in the first half of 2004. Income from operations decreased to 9.1% of sales as compared with 9.8% of sales in 2004.

     Income from operations for the Specialty Minerals segment decreased 4% to $28.5 million and was 8.6% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the Finnish paper industry labor actions and the aforementioned start-up and ramp-up costs in China and Germany. Operating income for the Refractories segment increased 22% to $16.3 million and was 9.9% of its net sales.

Non-Operating Deductions	First Half 2005	First Half 2004	Growth
(millions of dollars)

Non-operating deductions, net	$2.5	$2.3	9%

     The increase in non-operating deductions was primarily due to foreign exchange.
Provision for Taxes on Income	First Half 2005	First Half 2004	Growth
(millions of dollars)

Provision for taxes on income	$13.2	$12.1	9%

     The effective tax rate increased in the first half of 2005 to 31.2% from 29.7% in the prior year due to the mix of earnings and a higher level of repatriation of foreign earnings.
Net Income	First Half 2005	First Half 2004	Growth
(millions of dollars)

Net income	$28.4	$27.7	2%

     Net income increased 2% in the first half of 2005 to $28.4 million from $27.7 million in the prior year. Earning per common share, on a diluted basis, increased 2% in the first half to $1.36 as compared with $1.33 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2005 were provided from operations and short-term financing and were used principally to fund capital expenditures, and purchases of common shares for treasury. Cash provided from operating activities amounted to $29.4 million in the first six months of 2005 as compared with $45.2 million for the same period last year. The reduction in cash from operating activities was primarily due to an increase in working capital during the first half of 2005.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of July 3, 2005, we repurchased 777,000 shares under this program at an average price of approximately $59.18 per share.

     On April 27, 2005, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $50 million in Guaranteed Senior Notes due on July 24, 2006, which we expect to refinance, in whole or in part, through a combination of bank loans and/or private placements.

     We have $110 million in uncommitted short-term bank credit lines, of which approximately $59 million was in use at July 3, 2005. We anticipate that capital expenditures for all of 2005 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2005 - $1.4 million; 2006 - $53.9 million; 2007 - $2.0 million; 2008 - $6.8 million; 2009 - $4.4 million; thereafter - $27.2 million.

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

Recently Issued Accounting Standards

    In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principles as well as those changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles as opposed to including in net income, in the period of the change, the cumulative effect of change in accounting principles. However, when an accounting pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." A conditional asset retirement obligation, as used in FASB No. 143, "Accounting for Asset Retirement Obligations" refers to a legal obligation to perform asset retirement activity in which the timing and or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity however, is unconditional and must be factored into the measurement of the liability when sufficient information exists. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the Company's results of operations.

     In March 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This guidance applies to all mining entities and is effective for fiscal years beginning after December 15, 2005. Stripping costs are costs incurred for the removal of overburden, or waste materials, for the purpose of obtaining access to an ore body that will be produced commercially. Since the Company defers stripping costs in excess of the average life of mine stripping ratio and amortizes such costs on a unit of production method, the cumulative effect of this accounting adjustment will have a significant impact on the Company's financial statements upon adoption. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the ongoing results of operations.

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

     In November 2004, FASB issued Statement No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for fiscal years beginning after June 15, 2005. We are currently completing an analysis of the ultimate impact that this new pronouncement will have on the Company's results of operations.

     In December 2004, FASB issued Statement No. 153, "Exchanges of Non-Monetary Assets - an amendment to APB Opinion No. 29." This statement amends the guidance in Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company had no such exchanges in the first half of 2005.

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA includes a special one-time 85% dividends received deduction for certain foreign earnings that are repatriated. The Company decided during the first quarter of 2005 to repatriate $3 million and decided during the second quarter to repatriate an additional $15.6 million, which resulted in a tax liability of approximately $1.3 million. The Company is continuing the process of evaluating the impact of the repatriation provision on additional dividend distributions. The tax effect of any additional distributions can not be determined at this time.

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

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at two locations at which the PCC contract has expired, and one location, representing one unit of PCC production where the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $4.6 million of foreign currencies as of July 3, 2005. These contracts mature between July and December of 2005. The fair value of these instruments at July 3, 2005 was an asset of $0.1 million.

ITEM 4.  Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     The Company is in the process of implementing a global enterprise resource planning systems (ERP) to manage our business operations. As of July 3, 2005, a substantial number of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     A November 28, 2005 trial date has been set for the Company's patent infringement lawsuit against Omya AG. As previously reported, on June 15, 2004, the Company filed suit against Switzerland-based Omya for patent infringement seeking injunctive relieve and damages in the United States District Court for the Southern District of New York. The lawsuit alleges that Omya and its subsidiaries have infringed, are inducing the infringement of, or are contributing to the infringement of two patents held by the Company covering the use of the calcium carbonate in the manufacture of acidic paper. The Company's technology is commonly referred to as acid tolerant technology and is commercialized by its wholly-owned subsidiary, Specialty Minerals Inc., through its AT® precipitated calcium carbonate. Minerals Technologies argues that its business has been, and continues to be, damaged by this alleged infringement.

     There have been no other material developments during the second quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005 and in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e)     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 4 - May 1	5,000	$63.15	413,800	$29,332,286

May 2 - May 29	--	$--	413,800	$29,332,286

May 30 - July 3	363,200	$61.22	777,000	$29,016,536

Total	368,200	$61.25

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of July 3, 2005, the Company had repurchased 777,000 shares under this program at an average price of approximately $59.18 per share.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 25, 2005, the following two items were submitted to a vote of the stockholders of the Company:

1.	Votes regarding the election of four directors for a term expiring in 2008 were as follows:
Term Expiring in 2008	Votes For	Votes Withheld
Paula H. J. Cholmondeley	18,980,020	675,357
Duane R. Dunham	19,227,980	427,397
Steven J. Golub	12,756,683	6,898,694
Jean-Paul Vallès	10,847,156	8,808,221

2.	Votes regarding ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the 2005 fiscal year were as follows:
19,391,862	Votes for approval
149,004	Votes against
114,511	Abstentions

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

August 2, 2005