Form 10-Q
period 2005-10-02
MINERALS TECHNOLOGIES INC
filed 2005-11-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

or

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

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 18, 2005 20,082,878

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net sales	$246,830	$236,424	$742,380	$675,189
Operating costs and expenses:
Cost of goods sold	195,767	181,295	582,091	516,100
Marketing and administrative expenses	24,544	23,670	74,425	69,460
Research and development expenses	7,380	6,991	21,856	21,186
Restructuring costs	--	26	--	1,026

Income from operations	19,139	24,442	64,008	67,417
Non-operating deductions, net	1,229	803	3,706	3,093

Income before provision for taxes
on income and minority interests	17,910	23,639	60,302	64,324
Provision for taxes on income	5,165	7,024	18,392	19,117
Minority interests	501	402	1,294	1,286

Net income	$12,244	$16,213	$40,616	$43,921

Earnings per share:

Basic earnings per share	$0.61	$0.79	$1.99	$2.14

Diluted earnings per share	$0.60	$0.78	$1.96	$2.12

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	20,211	20,556	20,439	20,532
Diluted	20,420	20,769	20,683	20,763

See accompanying notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	October 2, 2005*	December 31, 2004**

Current assets:
Cash and cash equivalents	$71,692	$105,767
Short-term investments, at cost which approximates market	--	7,200
Accounts receivable, net of allowance for doubtful accounts -
October 2, 2005 - $6,240; December 31, 2004 - $7,143	184,984	156,276
Inventories	116,409	106,125
Prepaid expenses and other current assets	22,113	20,303

Total current assets	395,198	395,671

Property, plant and equipment, less accumulated
depreciation and depletion - October 2, 2005 - $744,023; December 31, 2004 - $715,891	622,134	614,285
Goodwill	52,465	53,729
Prepaid benefit cost	63,390	61,617
Other assets and deferred charges	28,046	29,600

Total assets	$1,161,233	$1,154,902

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$60,145	$30,000
Current maturities of long-term debt	53,798	3,917
Accounts payable	55,616	56,381
Other current liabilities	64,660	62,555

Total current liabilities	234,219	152,853

Long-term debt	41,164	94,811
Other non-current liabilities	111,530	107,925

Total liabilities	386,913	355,589

Shareholders' equity:
Common stock	2,799	2,778
Additional paid-in capital	261,051	248,230
Deferred compensation	(3,505)	(2,088)
Retained earnings	816,946	779,397
Accumulated other comprehensive income	1,250	35,624

	1,078,541	1,063,941

Less treasury stock	(304,221)	(264,628)

Total shareholders' equity	774,320	799,313

Total liabilities and shareholders' equity	$1,161,233	$1,154,902

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(in thousands, except per share data)	Oct. 2, 2005	Sept. 26, 2004

Operating Activities:
Net income	$40,616	$43,921
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	55,327	52,050
Other non-cash items	3,817	9,734
Net changes in operating activities	(44,702)	(23,252)

Net cash provided by operating activities	55,058	82,453

Investing Activities:
Purchases of property, plant and equipment	(82,294)	(65,740)
Proceeds from sale of short-term investments	7,200	--
Other	77	942

Net cash used in investing activities	(75,017)	(64,798)

Financing Activities:
Proceeds from issuance of short-term debt	239,616	2,980
Repayment of debt	(212,452)	(5,224)
Purchase of common shares for treasury	(39,593)	(15,969)
Proceeds from issuance of stock under option plan	8,625	11,561
Cash dividends paid	(3,067)	(3,077)

Net cash used in financing activities	(6,871)	(9,729)

Effect of exchange rate changes on cash and
cash equivalents	(7,245)	(233)

Net (decrease) increase in cash and cash equivalents	(34,075)	7,693
Cash and cash equivalents at beginning of period	105,767	90,515

Cash and cash equivalents at end of period	$71,692	$98,208

Supplemental disclosure of cash flow information:
Interest paid	$6,147	$5,171

Income taxes paid	$17,391	$12,266

See accompanying Notes to Condensed Consolidated Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 -- Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of precipitated calcium carbonate ("PCC") are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location where the PCC contract has expired and one location, representing one unit of PCC production, at which the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	Oct. 2, 2005	Sept. 26, 2004

Expected life (years)	7	7
Interest rate	4.18%	3.79%
Volatility	28.9%	29.8%
Expected dividend yield	0.32%	0.37%

     Pro forma net income and earnings per share reflecting compensation cost for the fair value of stock options were as follows:
	Three Months Ended		Nine Months Ended

(in millions, except per share data)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net income, as reported	$12.2	$16.2	$40.6	$43.9
Add: Stock-based employee compensation included
in reported net income	0.1	0.1	0.4	0.2
Deduct: Total stock-based employee compensation
expense determined under fair value based method for all awards, net of related tax effects	(0.4)	(0.6)	(1.5)	(1.8)

Pro forma net income	$11.9	$15.7	$39.5	$42.3

Basic EPS
Net income, as reported	$0.61	$0.79	$1.99	$2.14
Pro forma net income	$0.59	$0.76	$1.93	$2.06

Diluted EPS
Net income, as reported	$0.60	$0.78	$1.96	$2.12
Pro forma net income	$0.59	$0.76	$1.91	$2.05

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Basic EPS
(in thousands, except per share data)

Net income	$12,244	$16,213	$40,616	$43,921

Weighted average shares outstanding	20,211	20,556	20,439	20,532

Basic earnings per share	$0.61	$0.79	$1.99	$2.14

Diluted EPS

Net income	$12,244	$16,213	$40,616	$43,921

Weighted average shares outstanding	20,211	20,556	20,439	20,532
Diluted effect of stock options and stock units	209	213	244	231

Weighted average shares outstanding, adjusted	20,420	20,769	20,683	20,763

Diluted earnings per share	$0.60	$0.78	$1.96	$2.12

Note 5 -- Income Taxes

     On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company had previously reported that it would repatriate $18.6 million. The Company has now revised that amount and expects to repatriate $16.8 million, which will result in a tax liability of approximately $1.2 million.

Note 6 -- Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	October 2, 2005	December 31, 2004

Raw materials	$53,278	$45,333
Work-in-process	8,047	7,078
Finished goods	34,435	33,733
Packaging and supplies	20,649	19,981

Total inventories	$116,409	$106,125

Note 7 -- Restructuring Charges and Accounting for Costs Associated with Exit or Disposal Activities

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The restructuring resulted in a total reduction of approximately three percent of the Company's worldwide workforce. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions. This charge consisted of severance, other employee benefits, and lease termination costs. During the first nine months of 2004, additional severance costs related to this program of approximately $1.0 million were recorded. There were no restructuring costs in the first nine months of 2005.

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

     The carrying amount of goodwill was $52.5 million and $53.7 million as of October 2, 2005 and December 31, 2004, respectively. The net change in goodwill since January 1, 2005 was due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of October 2, 2005 and December 31, 2004 were included in other assets and deferred charges and were as follows:
	October 2, 2005		December 31, 2004

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$5.8	$1.4	$5.8	$1.2
Customer lists	1.4	0.4	1.4	0.3
Other	0.2	0.1	0.2	0.1

	$7.4	$1.9	$7.4	$1.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.4 million for each of the next five years through 2010.

     Also included in other assets and deferred charges is an intangible asset of approximately $9.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.6 million was amortized in the first nine months of 2005. Estimated amortization as a reduction of sales is as follows: remainder of 2005 - $0.3 million; 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 9 -- Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There was no charge for impairment during the first nine months of 2005.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 -- Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	October 2, 2005	December 31, 2004

7.49% Guaranteed Senior Notes Due July 24, 2006	50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	3,816	6,316
Variable/Fixed Rate Industrial Development Revenue Bonds
Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	9,700	10,551
Other borrowings	1,646	2,061

Total	94,962	98,728
Less: Current maturities	53,798	3,917

Long-term debt	41,164	$94,811

     During the first quarter of 2005, the Company repaid $30 million of short-term debt that had notional interest rate swaps hedging the interest rate. The Company then issued certain other short-term borrowings under its bank credit lines. As of October 2, 2005, the Company had $110 million of uncommitted short-term bank credit lines, of which approximately $57 million were in use.

Note 11 -- Pension Plans

     The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Service cost	$1.7	$1.7	$5.4	$5.0
Interest cost	2.3	2.2	6.8	6.5
Expected return on plan assets	(3.6)	(3.1)	(10.5)	(9.4)
Amortization of prior service cost	0.1	0.1	0.4	0.4
Recognized net actuarial loss	0.6	0.3	1.7	1.2
SFAS No. 88 settlement	0.2	--	0.2	0.7

Net periodic benefit cost	$1.3	$1.2	$4.0	$4.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Service cost	$0.3	$0.4	$1.2	$1.0
Interest cost	0.4	0.5	1.5	1.3
Recognized net actuarial loss	0.2	--	0.6	0.2

Net periodic benefit cost	$0.9	$0.9	$3.3	$2.5

Employer Contributions

     The Company expects to contribute $13 million to its pension plans and $3 million to its other post-retirement benefit plan in 2005. As of October 2, 2005, the Company has contributed $5.5 million to the pension plans and approximately $2.1 million has been funded for retiree medical benefits in the post-retirement benefit plan.

Note 12 -- Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

(in thousands of dollars)
Net income	$12,244	$16,213	$40,616	$43,921
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	(880)	4,594	(34,756)	(755)
Cash flow hedges:
Net derivative gains (losses) arising during the period	(45)	76	68	132
Reclassification adjustment	(48)	68	314	91

Comprehensive income	$11,271	$20,951	$6,242	$43,389

     The components of accumulated other comprehensive income, net of related tax, are as follows:
(millions of dollars)	October 2, 2005	December 31, 2004

Foreign currency translation adjustments	$6.1	$40.9
Minimum pension liability adjustment	(4.9)	(4.9)
Net gain (loss) on cash flow hedges	0.1	(0.4)

Accumulated other comprehensive income	$1.3	$35.6

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a reconciliation of asset retirement obligations, included in other non-current liabilities, as of October 2, 2005:
(thousands of dollars)

Asset retirement liability, December 31, 2004	$9,913
Accretion expense	337
Payments made	(141)
Foreign currency translation	(109)

Asset retirement liability, October 2, 2005	$10,000

Note 14 -- Deferred Compensation

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan ("the 2001 Plan"). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 34,100 and 26,900 shares in 2005 and 2004, respectively. Compensation expense amortized with respect to restricted stock units during the three-month and nine-month periods ending October 2, 2005 was $0.2 million and $0.6 million, respectively.

Note 15 -- Segment and Related Information

     Segment information for the three and nine-month periods ended October 2, 2005 was as follows:
	Net Sales

	Three Months Ended		Nine Months Ended

(thousands of dollars)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Specialty Minerals	$167,284	$160,041	$497,802	$458,891
Refractories	79,546	76,383	244,578	216,298

Total	$246,830	$236,424	$742,380	675,189

	Income from Operations

	Three Months Ended		Nine Months Ended

(thousands of dollars)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Specialty Minerals	$14,909	$17,427	$43,450	$47,047
Refractories	4,230	7,015	20,558	20,370

Total	$19,139	$24,442	$64,008	$67,417

     Included in income from operations for the Specialty Minerals and Refractories segments for the first nine months of 2004 are restructuring costs of $0.6 million and $0.4 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill by reportable segment as of October 2, 2005 and December 31, 2004 was as follows:
	Goodwill

(thousands of dollars)	October 2, 2005	December 31, 2004

Specialty Minerals	$15,518	$16,407
Refractories	36,947	37,322

Total	$52,465	$53,729

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
	Income Before Provision for Taxes on Income and Minority Interests

(thousands of dollars)	Three Months Ended		Nine months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Income from operations for reportable segments	$19,139	$24,442	$64,008	$67,417
Non-operating deductions, net	1,229	803	3,706	3,093

Income before provision for taxes on
income and minority interests	$17,910	$23,639	$60,302	$64,324

     The Company's sales by product category are as follows:
	Sales by Product Category

(thousands of dollars)	Three Months Ended		Nine months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Paper PCC	$116.8	$111.0	$345.3	$316.7
Specialty PCC	13.8	12.6	42.2	37.8
Talc	13.4	13.8	41.2	38.3
Other Processed Minerals	23.3	22.6	69.1	66.1
Refractory Products	57.1	60.7	181.1	174.7
Metallurgical Products	22.4	15.7	63.5	41.6

Net Sales	$246.8	$236.4	$742.4	$675.2

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of October 2, 2005 and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2005 and September 26, 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2005 and September 26, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

KPMG LLP

New York, New York
November 1, 2005

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.3	76.7	78.4	76.4
Marketing and administrative expenses	9.9	10.0	10.1	10.3
Research and development expenses	3.0	3.0	2.9	3.1
Restructuring costs	--	--	--	0.2

Income from operations	7.8	10.3	8.6	10.0

Net income	5.0%	6.9%	5.5%	6.5%

Executive Summary

     Consolidated sales for the third quarter of 2005 grew 4% over prior year to $246.8 million. Foreign exchange had a favorable impact on sales of approximately 1 percentage point of growth. Income from operations, however, declined 22% to $19.1 million primarily due to lower production in the steel industry in North America and Europe; continuing effects of higher energy costs and disruptions from the recent hurricanes; ongoing development costs related to our European PCC coating program in Germany; and continuing higher than anticipated start-up costs at our two new facilities in China. Collectively, these items had an adverse impact on operating income between $5 million and $6 million. Net income declined 24% to $12.2 million from $16.2 million in the third quarter of 2004.
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
Most of our Paper PCC sales are under long-term contracts. The contracts may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
We are subject to cost fluctuations on magnesia and talc imported from China, including higher shipping costs and higher cost of other raw material in both segments;
We are experiencing increased energy costs in both our business segments;

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
Continuing our penetration in both business segments into China, including the start-up of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper (China) Pte. Ltd., and our new manufacturing facility for the Refractories segment, which is scheduled to announce operations in early 2006;
Increasing market penetration in the Refractories segment through higher value specialty products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     On July 19, 2005, the Company's largest customer, International Paper Company announced a plan to restructure certain elements of its businesses. We are presently evaluating the impact of this restructuring on our Paper PCC product line and assets.

     On October 8, 2005, our customer in Pasadena, Texas, announced its plans to cease its operations. As a result, our fully depreciated one-unit PCC facility at this location has terminated its operations.

Results of Operations

     Three months ended October 2, 2005 as compared with three months ended September 26, 2004:

Sales
(millions of dollars)	Third Quarter 2005	% of Total Sales	Growth	Third Quarter 2004	% of Total Sales
Net Sales

U.S.	$149.2	60.5%	3%	$145.3	61.5%
International	97.6	39.5	7%	91.1	38.5%

Total	$246.8	100.0%	4%	$236.4	100.0%

Paper PCC	$116.8	47.3%	5%	$111.0	47.0%
Specialty PCC	13.8	5.6%	10%	12.6	5.3%

PCC Products	$130.6	52.9%	6%	$123.6	52.3%

Talc	$13.4	5.4%	(3)%	$13.8	5.8%
Other Processed Minerals	23.3	9.4%	3%	22.6	9.6%

Processed Minerals Products	$36.7	14.9%	1%	$36.4	15.4%

Specialty Minerals Segment	$167.3	67.8%	5%	$160.0	67.7%

Refractory Products	$57.1	23.1%	(6)%	$60.7	25.7%
Metallurgical Products	22.4	9.1%	43%	15.7	6.6%

Refractories Segment	$79.5	32.2%	4%	$76.4	32.3%

Net Sales	$246.8	100.0%	4%	$236.4	100.0%

     Worldwide net sales in the third quarter of 2005 increased 4% from the previous year to $246.8 million. Foreign exchange had a favorable impact on sales of approximately $1.9 million or 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 5% to $167.3 million compared with $160.0 million for the same period in 2004. Sales in the Refractories segment grew 4% over the previous year to $79.5 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 6% in the third quarter to $130.6 million from $123.6 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 1 percentage point of growth. Paper PCC sales grew 5% to $116.8 million from $111.0 million in the prior year. Paper PCC volumes grew 3% in the third quarter. Sales growth was achieved in all regions with the largest growth occurring in Asia and Europe where sales volumes grew 19% and 8%, respectively. This growth was primarily due to the new facilities in China and Germany. Sales of Specialty PCC grew 10% to $13.8 million from $12.6 million in 2004 due to increased sales from our Brookhaven, Mississippi, facility and from our facility in Lifford, U.K.

     Net sales of Processed Minerals products increased 1% in the third quarter to $36.7 million from $36.4 million in the third quarter of 2004. Talc sales decreased 3% as compared with the prior year. Sales in this product line have been affected by the recent hurricanes.

     Net sales in the Refractories segment in the third quarter of 2005 increased 4% to $79.5 million from $76.4 million in the prior year. The sales growth was driven globally by the metallurgical product line in which sales grew 43% to $22.4 million. This increase was primarily attributable to price increases due to the substantial escalation in the cost of raw materials for this product line. Sales of refractory products and systems to steel and other industrial applications decreased 6% to $57.1 million from $60.7 million in the prior year. The weakness in the steel industry, particularly in the United States, our largest market, throughout the third quarter had an adverse affect on our sales growth.

     Consolidated net sales in the United States were $149.2 million in the third quarter of 2005, up 3% from the $145.3 million in the prior year. International sales in the third quarter of 2005 increased 7% to $97.6 million. Excluding the impact of foreign exchange, the international sales growth was approximately 5%.
Operating Costs and Expenses	Third Quarter 2005	Third Quarter 2004	Growth
(millions of dollars)

Cost of goods sold	$195.8	$181.3	8%
Marketing and administrative	$24.5	$23.7	3%
Research and development	$7.4	$7.0	6%

     Cost of goods sold was 79.3% of sales compared with 76.7% of sales in the prior year for the third quarter. Cost of goods sold increased 8% in the Specialty Minerals segment, which had an unfavorable leveraging impact on the sales growth resulting in a 6% decline in production margin. This unfavorable leveraging was due to continuing effects of higher energy costs; disruptions from the recent hurricanes; ongoing development costs at our new merchant PCC coating facility in Germany; and continuing start-up and ramp-up costs at our two new facilities in China. Collectively, these factors had an adverse impact on production margin and operating income of approximately $3 million. Cost of goods sold in the Refractories segment increased 9%. This had an unfavorable leveraging impact on sales growth resulting in a 10% decline in production margin. Weakness in the steel industry, particularly in North America and Europe, and higher raw material costs continue to impact the Refractories segment margins.

     Marketing and administrative costs increased 3% in the third quarter to $24.5 million and represented 9.9% of net sales as compared with 10.0% of sales in the prior year.

     Research and development expenses increased 6% to $7.4 million and represented 3.0% of net sales.

Income from Operations	Third Quarter 2005	Third Quarter 2004	Growth
(millions of dollars)

Income from operations	$19.1	$24.4	(22)%

     Income from operations in the third quarter of 2005 decreased 22% to $19.1 million from $24.4 million in the third quarter of 2004. Income from operations decreased to 7.8% of sales as compared with 10.3% of sales in 2004.

     Income from operations for the Specialty Minerals segment decreased 14% to $14.9 million and was 8.9% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the aforementioned higher energy costs, the European coating development program, and start-up and ramp-up costs in China. Operating income for the Refractories segment declined 40% to $4.2 million and was 5.3% of its net sales as compared with 9.2% of sales in the prior year, as a result of lower steel production in North America and Europe and higher energy and raw material costs.
Non-Operating Deductions	Third Quarter 2005	Third Quarter 2004	Growth
(millions of dollars)

Non-operating deductions, net	$1.2	$0.8	53%

     The increase in non-operating deductions was primarily due to interest expense related to increased borrowings.
Provisions for Taxes on Income	Third Quarter 2005	Third Quarter 2004	Growth
(millions of dollars)

Provision for taxes on income	$5.2	$7.0	(26)%

     The full year effective tax rate was decreased to 30.5% from 31.2% due to a change in the mix of earnings. As a result, the effective tax rate in the third quarter of 2005 decreased to 28.8% from 29.7% in the prior year.
Net Income	Third Quarter 2005	Third Quarter 2004	Growth
(millions of dollars)

Net income	$12.2	$16.2	(24)%

     Net income decreased 24% to $12.2 million from $16.2 million in the third quarter of 2004. Diluted earnings per common share decreased 23% to $0.60 compared with $0.78 in 2004.

     Nine months ended October 2, 2005 as compared with Nine months ended September 26, 2004:

Sales
(millions of dollars)	Nine Months 2005	% of Total Sales	Growth	Nine Months 2004	% of Total Sales
Net Sales

U.S.	$446.9	60.2%	9%	$410.2	60.8%
International	295.5	39.8%	12%	265.0	39.2%

Total	$742.4	100.0%	10%	$675.2	100.0%

Paper PCC	$345.3	46.5%	9%	$316.6	46.9%
Specialty PCC	42.2	5.7%	11%	37.9	5.6%

PCC Products	$387.5	52.2%	9%	$354.5	52.5%

Talc	$41.2	5.6%	8%	$38.3	5.7%
Other Processed Minerals	69.1	9.3%	5%	66.1	9.8%

Processed Minerals Products	$110.3	14.9%	6%	$104.4	15.5%

Specialty Minerals Segment	$497.8	67.1%	8%	$458.9	68.0%

Refractory Products	$181.1	24.4%	4%	$174.7	25.9%
Metallurgical Products	63.5	8.6%	53%	41.6	6.2%

Refractories Segment	$244.6	32.9%	13%	$216.3	32.0%

Net Sales	$742.4	100.0%	10%	$675.2	100.0%

     Worldwide sales for the first nine months of 2005 increased 10% to $742.4 from $675.2 in the previous year. The favorable impact of foreign exchange on sales for the first nine months was approximately $12.5 million, or 2 percentage points of growth. We also benefited from five additional business days in the first nine months of 2005 as compared with the prior year. Sales in the Specialty Minerals segment increased 8% from the prior year to $497.8 million. Refractories segment sales increased 13% for the first nine months of 2005 to $244.6 from $216.3 in 2004.

     For the first nine months, worldwide PCC sales increased 9% to $387.5 million from $354.5 million last year. Foreign exchange had a favorable impact on sales of approximately 2 percentage points of growth. Paper PCC sales grew 9% over the prior year to $345.3 million from $316.6 million. Overall Paper PCC volumes grew 5% over the prior year despite the Finnish paper industry labor actions, which occurred in the second quarter. Sales of Specialty PCC increased 11% to $42.2 million from $37.9 million in the prior year.

     Net sales of Processed Minerals products increased 6% to $110.3 million from $104.4 million. Talc sales increased 8% to $41.2 million from $38.3 million in the prior year. There has been strong demand from construction-related industries and from polymer and healthcare applications for our talc products during the first nine months. However, talc sales were affected by the recent hurricanes in the third quarter.

    Net sales in the Refractories segment for the first nine months of 2005 increased 13% to $244.6 million from $216.3 million in the prior year. Foreign currency had a favorable impact on sales of approximately 2 percentage points of growth. Sales growth was driven by the metallurgical product line in which sales grew 53% to $63.5 million from $41.6 million. This increase was attributable to a combination of price increases due to substantial escalation in the cost of raw materials for this product line as well as volume growth. Sales of refractory products and systems increased 4% to $181.1 million from $174.7 million.

     Net sales in the United States were $446.9 million in the third quarter of 2005, a 9% increase from $410.2 in the prior year. International sales grew 12% for the first nine months to $295.5 million from $265.0 million for the same period last year. Excluding the impact of foreign exchange, international sales grew approximately 7% over the prior year.

Operating Costs and Expenses	Nine Months 2005	Nine Months 2004	Growth
(millions of dollars)

Cost of goods sold	$582.1	$516.1	13%
Marketing and administrative	$74.4	$69.5	7%
Research and development	$21.9	$21.2	3%
Restructuring costs	$--	$1.0	* %

* Percentage not meaningful

     Cost of goods sold was 78.4% of sales compared with 76.4% of sales in the prior year for the first nine months. Both segments have been affected by higher raw material and energy costs. In the Specialty Minerals segment, production margins declined 1% as compared with 8% sales growth. Margins in this segment were affected by the Finnish labor actions, start-up and ramp-up costs at our two new satellite PCC facilities in China, and our new coating facility in Walsum, Germany. In the Refractories segment, production margins increased 4% over the prior year as compared with 13% sales growth. This unfavorable leveraging was due to weakness in the steel industry, particularly in North America and Europe, and to higher raw material costs.

     Marketing and administrative costs increased 7% in the first nine months to $74.4 million and represented 10.1% of net sales. Both segments increased marketing expenses to support worldwide business development efforts and we incurred higher litigation costs to protect our intellectual property. These increases were partially mitigated by lower provisions for bad debts in the first nine months of approximately $3.2 million. Our overall allowance for doubtful accounts was reduced from $7.1 million at December 31, 2004 to $6.2 million at October 2, 2005.

     Research and development expenses increased 3% to $21.9 million and represented 2.9% of net sales.

     During the first nine months of 2004, we recorded restructuring charges of $1.0 million for a program that was initiated at the end of 2003.

Income from Operations	Nine Months 2005	Nine Months 2004	Growth
(millions of dollars)

Income from operations	$64.0	$67.4	(5)%

     Income from operations in the first nine months of 2005 declined 5% to $64.0 million from $67.4 million in 2004. Income from operations decreased to 8.6% of sales as compared with 10.0% of sales in 2004.

     Income from operations for the Specialty Minerals segment decreased 8% to $43.4 million and was 8.7% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the Finnish paper industry labor actions and the aforementioned start-up and ramp-up costs in China and Germany. Operating income for the Refractories segment increased 1% to $20.6 million and was 8.4% of its net sales.

Non-Operating Deductions	Nine Months 2005	Nine Months 2004	Growth
(millions of dollars)

Non-operating deductions, net	$3.7	$3.1	19%

     The increase in non-operating deductions was primarily due to higher interest expenses resulted from borrowings and to foreign exchange.

Provision for Taxes on Income	Nine Months 2005	Nine Months 2004	Growth
(millions of dollars)

Provision for taxes on income	$18.4	$19.1	(4)%

     The effective tax rate increased in the third quarter of 2005 to 30.5% from 29.7% in the prior year due to a change in the mix of earnings and a higher level of repatriation of foreign earnings.
Net Income	Nine Months 2005	Nine Months 2004	Growth
(millions of dollars)

Net income	$40.6	$43.9	(8)%

     Net income declined 8% in the first nine months of 2005 to $40.6 million from $43.9 million in the prior year. Earning per common share, on a diluted basis, declined 8% in the first nine months to $1.96 as compared with $2.12 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2005 were provided from operations and short-term financing and were used principally to fund capital expenditures, and purchases of common shares for treasury. Cash provided from operating activities amounted to $55.1 million in the first nine months of 2005 as compared with $82.5 million for the same period last year. The reduction in cash from operating activities was primarily due to an increase in working capital during the first nine months of 2005.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of October 2, 2005, we repurchased 938,200 shares under this program at an average price of approximately $59.49 per share.

     On July 27, 2005, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $50 million in Guaranteed Senior Notes due on July 24, 2006, which we expect to refinance, in whole or in part, through a combination of bank loans and/or private placements. Such amount is included in current maturities of long-term debt.

     We have $110 million in uncommitted short-term bank credit lines, of which approximately $57 million was in use at October 2, 2005. We anticipate that capital expenditures for all of 2005 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2005 - $0.8 million; 2006 - $53.8 million; 2007 - $2.0 million; 2008 - $6.8 million; 2009 - $4.4 million; thereafter - $27.2 million.

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

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. On October 22, 2004, the American Jobs Act Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company had previously reported that it would repatriate $18.6 million. The Company has now revised that amount and expects to repatriate $16.8 million, which will result in a tax liability of approximately $1.2 million.

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

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term contracts, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location at which the PCC contract has expired, and one location, representing one unit of PCC production where the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

     We are exposed to various market risks, including the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $1.8 million of foreign currencies as of October 2, 2005. These contracts mature between October and December of 2005. The fair value of these instruments at October 2, 2005 was a liability of $0.1 million.

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

     The Company is in the process of implementing a global enterprise resource planning systems (ERP) to manage our business operations. As of October 2, 2005, a substantial number of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments during the third quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Quarterly Report on Form 10-Q for the quarter ended October 2, 2005 and in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e)     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Program	Dollar Value of Shares that May Yet be Purchased Under the Program

July 4 - July 31	53,000	$62.69	830,000	$25,694,199

August 1 - August 28	52,900	$60.76	882,900	$22,480,008

August 29 - October 2	55,300	$59.64	938,200	$19,181,962

Total	161,200	$61.01

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of October 2, 2005, the Company had repurchased 938,200 shares under this program at an average price of approximately $59.49 per share.

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

November 1, 2005