Form 10-K
period 2005-12-31
MINERALS TECHNOLOGIES INC
filed 2006-03-08
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 1-3295

MINERALS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1190717 (I.R.S. Employer Identification Number)
The Chrysler Building 405 Lexington Avenue New York, New York (Address of principal executive office)	10174-0002 (Zip Code)

(212) 878-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X]     No [  ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]     Accelerated Filer [  ]     Non-accelerated Filer [  ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of July 1, 2005, was approximately $1.2 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 10, 2006, the Registrant had outstanding 19,951,730 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 4, 2006	Part III

PART I

Item 1.   Business

     Minerals Technologies Inc. (the "Company") is a resource-and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services. The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and the processed mineral product quicklime ("lime"), and mines, processes and sells other natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application equipment used primarily by the steel, non-ferrous metal and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability for developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $521.3 million, $484.7 million and $436.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. Sales to International Paper Company represented less than 10% of consolidated net sales in 2005 and 2004 and 10.0% of consolidated net sales in 2003.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

          In the paper industry, the Company's PCC is used:

  as filler in the production of coated and uncoated wood-free printing and writing papers;

  as a filler for coated and uncoated groundwood (wood-containing) paper such as newsprint, magazine and catalog papers; and

  as a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $465.7 million, $434.0 million and $389.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Approximately 45% of the Company's sales are of PCC sold to papermakers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located within a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in the continued growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2005, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales from its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing paper market, and OPACARB® PCC, a family of products for coating paper.

     The Company owns, staffs, operates and maintains all of its satellite PCC plants, and owns or licenses the related technology. Generally, the Company and its paper mill customers enter into long-term evergreen agreements, initially ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third-parties PCC produced at a satellite plant in excess of the host paper mill's requirement.

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills at Adams, Massachusetts; Lifford, England; Lappeenranta, Finland; Hermalle, Belgium; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers - North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2005, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 23 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Wood-Free Printing and Writing Papers - Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 23 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 35% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a system for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 40 paper machines at about 20 groundwood paper mills around the world.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating pigment technology will open up a large market for PCC that will build slowly as more paper companies include PCC in their proprietary coating formulations. PCC may be used to increase gloss, opacity, brightness and printability of the paper or has the ability to reduce costs while maintaining comparable quality. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at 14 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of slurry and dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $55.6 million, $50.7 million and $46.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company sells surface-treated and untreated grades of PCC to the thermoset polymer industry for use in automotive and construction applications, as well as adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts; Brookhaven, Mississippi; and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines or purchases, and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product and SYNSIL® Products, a family of composite minerals for the glass industry. The Company's net sales of all processed mineral products were $146.7 million, $138.7 million and $121.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net sales of talc products were $54.2 million, $51.6 million and $43.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts facility is used as a raw material for the manufacture of PCC at that site and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana and processes purchased talc in Mt. Vernon and Wellsville, Ohio. Talc is sold worldwide in finely ground form for ceramic applications and in North America for paint and coatings and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a majority of automotive catalytic converter ceramic substrates manufactured in the United States, Japan and Western Europe contain the Company's Barretts talc.

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 20 years at its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $327.8 million, $300.3 million and $256.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Net sales of refractory products, including those for non-ferrous applications, were $239.3 million, $243.0 million and $209.7 million for the years ended December 31, 2005, 2004 and 2003. Robotic-type shooters, including the Company's proprietary SCANTROL™ application system, other robotic application equipment systems and its MINSCAN™ system, allow for remote-controlled application in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SCANTROL™ application system, the MINSCAN™ system, and the related technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall refractory cost per ton for steel produced to steel makers.

     The Company's experienced technical service staff and advanced application equipment provide customers assurance that they will achieve their desired productivity objectives. The Company's technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve maintenance performance at many locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     Over the past several years a significant amount of the Company's refractory product sales have come from new products. Some of the new products the Company has introduced in the past few years included:
.

the MAG-O-STAR® and MAG-O-STAR® ALM spray coatings, an advanced refractory material for application to the slag line at the top of hot steel ladles increasing availability, balancing wear and extending lining life;

.	innovations related to high durability shotcrete products that can be applied hot through customized equipment;
.	the MINSCAN™ application system, an automated application system for applying refractory materials to electric arc furnaces;
.	LACAM® laser-based refractory measurement systems; and
.	SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

      The Company has also expanded its refractories business through selective acquisitions over the past several years. In 2000, the Company acquired Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other instruments designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wires used mainly in the steel and foundry industries. These acquisitions have increased the breadth of the product lines and markets served by the Refractories segment. In 2002, the Company acquired VisionTech, a Finland-based company that develops and manufactures a refractory lining measuring system. In 2003, the Company acquired the assets of ISA Manufacturing, Inc., a U.S.-based company that develops and manufactures pre-cast refractory shapes. In 2005, the Company acquired the metallurgical measurement technology/digital electrode control system product line of ET Electrotechnology GmbH. This technology offers a system that maintains steady state conditions and optimizes power consumption in electric steelmaking and ladle furnaces.

Refractories - Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends included rapid growth in select geographic regions (e.g., China), the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to mini-mills (electric arc furnaces) and the ever-increasing need for improved productivity and longer lasting refractories. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills in North America and Europe has facilitated the acceptance of a broader offering in new refractory products and technologies.

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

     Industrial Refractory Systems. The Company sells refractory shapes and linings to non-steel refractories consuming industries including glass, cement, aluminum and petrochemicals, power generation and other non-steel industries. The Company also produces a specialized line of carbon composites and pyrolitic graphite primarily sold under the PYROID® trademark, both primarily to the aerospace and electronics industries.

Metallurgical Products and Markets

     The Company produces a number of other technologically enhanced products for the steel industry, including calcium metal, metallurgical wires and a number of metal treatment specialties. Net sales of metallurgical products were $88.5 million, $57.3 million and $46.9 million for the years ended December 31, 2005, 2004 and 2003. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® +solid-core calcium wire, and is sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wires and associated wire-injection equipment for use in the production of high quality steels. These metallurgical wires are injected into molten steel to improve castability and reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

Marketing and Sales

     The Company relies principally on its worldwide direct sales force to market its products. The direct sales force is augmented by technical service teams that are familiar with the industries to which the Company markets its products, and by several regional distributors. The Company's sales force works closely with the Company's technical service staff to solve technical and other issues faced by the Company's customers. The Company's technical service staff assists paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications. In the Refractory segment, the Company's technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers' furnaces and other vessels. Continued use of skilled technical service teams is an important component of the Company's business strategy.

     The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing efforts are directed from Brussels, Belgium; Tokyo, Japan; Sao Paulo, Brazil; Singapore; and Shanghai, China. The Company believes its refractory manufacturing facilities are at locations that satisfy the stringent delivery requirements of the steel industry. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the international expansion of its satellite PCC operations.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for its Refractory operations and talc ore, silicon sand and dolomitic lime for its Processed Minerals product line, and on having adequate access to ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wires and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesia requirements from sources in the People's Republic of China. High demand for bulk raw materials from the People's Republic of China has caused shortages and price increases of some key raw materials which ultimately could affect the Company's sales to these customers. The Company also purchases a portion of its talc ore for its Processed Minerals product line from the People's Republic of China, which are also affected by some of these higher costs. In addition, higher shipping costs are also increasing the delivered cost of raw materials imported from China to North America and Europe. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources in China and elsewhere at reasonable costs.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader.

     With respect to its PCC products, the Company competes for sales to the paper industry with other fillers, such as ground limestone and kaolin, based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that it believes imparts glossy brightness, opacity and other properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry. It competes with certain companies both in North America and abroad that sell PCC or offer alternative products, principally ground calcium carbonate and kaolin, for use in paper filling and coating applications. Competition with respect to the Company's PCC sales is based upon cost-performance characteristics of the product (such as gloss, brightness and opacity), and the availability of technical support.

     With respect to the Company's refractory products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, consistency and ease of application), price, and the availability of technical support. This competition is with different companies in different geographic areas and in separate aspects of its product line.

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

     The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, AT® PCC, advanced OPACARB® PCC crystal morphologies for paper coating, the MAG-O-STAR® family of refractory spray coatings, OPTISHOT™ shotcrete refractory products, LACAM® laser-based refractory measurement systems, MINSCAN™ and SCANTROL™ application systems.

     The Company's research and development efforts have also resulted in the invention of SYNSIL® Products, a family of composite mineral products for the glass industry.

     For the years ended December 31, 2005, 2004 and 2003, the Company expended approximately $29.1 million, $29.0 million and $25.1 million, respectively, on research and development. The Company's research and development spending for 2005 was approximately 2.9% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has research and development facilities in Finland, Ireland, Germany and Japan. Approximately 134 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 530 patents and approximately 774 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

Insurance

     The Company maintains liability and property insurance and insurance for business interruption in the event of damage to its production facilities and certain other insurance covering risks associated with its business. The Company believes such insurance is adequate for the operation of its business. There is no assurance that in the future the Company will be able to maintain the coverage currently in place or that the premiums will not increase substantially.

Employees

     At December 31, 2005, the Company employed 2,650 persons, of whom 974 were employed outside of the United States.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. The Company obtained indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc., a wholly-owned subsidiary of Pfizer, in connection with the initial public offering of the Company in 1992. See "Certain Relationships and Related Transactions" in Item 13.

Available Information

     The Company maintains an internet website located at http://www.mineralstech.com. It makes its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934, available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission ("SEC"). Investors may access these reports through the Company's website by navigating to "Investor Relations" and then to "SEC Filings."

Item 1A.   Risk Factors

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

.

Historical Growth Rate
Continuance of the historical growth rate of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; and developing, introducing and selling new products; and acquisitions. Difficulties, delays or failure of any of these strategies could cause the future growth rate of the Company to differ materially from its historical growth rate.

.

Contract Renewals
Generally, the Company's sales of PCC are predominantly pursuant to long-term evergreen agreements, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements generally have been extended, often in connection with an expansion of the satellite plant. Failure of a number of the Company's customers to renew existing agreements on terms as favorable to the Company as those currently in effect could cause the future growth rate of the Company to differ materially from its historical growth rate, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

.	Consolidation in Customer Industries, Principally Paper and Steel
Several consolidations in the paper industry have taken place in recent years. These consolidations could result in partial or total closure of some paper mills at which the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. There can be no assurance, however, that this will occur. Similarly, following a string of bankruptcies, consolidations have occurred in the steel industry. Such consolidations in the two major industries we serve concentrate purchasing power in the hands of a smaller number of papermakers and steel manufacturers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.
.	Litigation; Environmental Exposures
The Company's operations are subject to international, federal, state and local governmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party in various litigation matters. While the Company carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for such matters ,which it believes to be adequate, an unanticipated liability, arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.
.

In addition, future events, such as changes in or modifications or interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential health hazards of certain products may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

.	New Products
The Company is engaged in a continuous effort to develop new products and processes in all of its product lines. Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from our expected results.
.	Competition; Protection of Intellectual Property
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
.	Risks of Doing Business Abroad
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
.	Availability of Raw Materials
The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for Refractory operations and talc ore for the Processed Minerals product line, and on having adequate access to ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

.	Cyclical Nature of Customers' Businesses
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

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 54 satellite PCC plants at December 31, 2005. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade LLC
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Brazil, Jacarei	Votorantim Celulose e Papel S.A.
Brazil, Luiz Antonio	Votorantim Celulose e Papel S.A.
Brazil, Mucuri	Suzano Bahia Sul Celulose S. A.
Brazil, Suzano	Suzano Bahia Sul Celulose S. A.
Canada, Cornwall, Ontario	Domtar Inc.
Canada, Dryden, Ontario	Weyerhaeuser Company Ltd.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
Finland, Aanekoski[1]	M-real Corporation
Finland, Anjalankoski[1]	Myllykoski Paper Oy
Finland, Lappeenranta[1,2]	Customer Development
Finland, Tervakoski[1]	Trierenberg Holding
Florida, Pensacola	International Paper Company
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Israel, Hadera	American Israeli Paper Mills, Ltd.
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	International Paper Company
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Katahdin Paper Company LLC
Malaysia, Sipitang	Sabah Forest Industries Sdn. Bhd.
Mexico, Chihuahua	Copamex, S.A. de C.V.
Michigan, Quinnesec	International Paper Company

Location	Principal Customer
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	NewPage Corporation
Ohio, West Carrollton	Appleton Papers Inc.
Poland, Kwidzyn	International Paper - Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Carolina, Eastover	International Paper Company
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia-Pacific Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation LLC
Wisconsin, Kimberly	Stora Enso North America Corp.
Wisconsin, Park Falls	Smart Papers LLC
Wisconsin, Wisconsin Rapids	Stora Enso North America Corp.

1These plants are owned through joint ventures.
2This PCC plant is not located on-site at the paper mill.

     The Company also owned at December 31, 2005 14 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, talc and SYNSIL® products and owned or leased approximately 18 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities.
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[1]	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant	Talc/Limestone
Indiana, Portage	Plant	Refractories
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime PCC
Mississippi, Brookhaven	Plant	PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Refractories
Ohio, Wellsville	Plant	Talc/Limestone
Ohio, Woodville	Plant[2]	SYNSIL® Products
Pennsylvania, Bethlehem	Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Research laboratories; Plant	All Company Products
Pennsylvania, Slippery Rock	Plant	Refractories
South Carolina, Chester	Plant	SYNSIL® Products
Texas, Cleburne	Plant[4]	SYNSIL® Products

International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Belgium, Hermalle-sous-Huy	Plant	PCC
Brazil, Belo Horizonte	Sales Office[2]	Monolithic Refractories
Brazil, Sao Palacio	Sales Office[2]	PCC
Brazil, Volta Redonda	Sales Office[2]	Monolithic Refractories
China, Shanghai	Sales Office	PCC/Monolithic Refractories

Location	Facility	Product Line
China, Suzhou	Plant4/Sales Office/Research laboratories	Monolithic Refractories/PCC
Finland, Kaarina	Research Laboratory[2]	PCC
Germany, Moers	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Mexico, Gomez Palacio	Plant[2]	Monolithic Refractories
Singapore	Sales Office[2]	PCC
Spain, Santander	Plant/Sales Office[2]	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office[2]	Monolithic Refractories
South Korea, Yangsan	Plant[3]	Monolithic Refractories
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

[1]	This plant is leased to another company.
[2]	Leased by the Company. The facilities in Cork, Ireland are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters and sales offices in New York, New York are held under a lease which expires in 2010.
[3]	This plant is owned through a joint venture.
[4]	Under Construction.

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

Item 3.   Legal Proceedings

     On November 28, 2005, the Company announced that it had reached a settlement of pending commercial and patent litigation with Omya AG. The settlement was on a worldwide basis, hence the litigation in both the United States and Italy have been dismissed. The settlement provides for the recognition of the Company's intellectual property and patent rights. As part of the settlement, the Company granted Omya AG a non-exclusive license for the terms of the patents in exchange for royalty payments.

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Environmental Matters

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (PCBs) at a portion of the site. The following is the present status of the remediation efforts:

.	Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.
.	Groundwater. We are still conducting investigations of potential groundwater contamination. To date, the results of investigation indicate that there is some oil contamination of the groundwater. We are conducting further investigations of the groundwater.
.	Soil. We have completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $200,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of  $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $200,000, which has been accrued as of December 31, 2005.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2005 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$66.80	$68.83	$64.11	$58.32
Low	60.52	60.02	57.21	51.59
Close	65.30	61.78	57.21	55.89

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2004 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$60.20	$61.00	$58.00	$67.67
Low	51.56	54.59	53.60	56.67
Close	56.18	57.80	57.42	66.70

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,185,765	$ 45.15	849,107

Equity compensation plans not approved by security holders	--	--	--

Total	1,185,765	$ 45.15	849,107

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 2 - October 30	56,300	$ 54.40	994,500	16,119,001

October 31 - November 27	43,000	$ 55.75	1,037,500	13,721,828

November 28 - December 31	46,600	$ 55.03	1,084,100	11,157,291

Total	145,900	$ 55.00

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2005, the Company had purchased 1,084,100 shares under this program at an average price of approximately $59 per share.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2005, there were no shares repurchased under this program.

     On January 25, 2006, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 10, 2006, the last reported sales price on the NYSE was $53.91 per share. As of February 10, 2006, there were approximately 201 holders of record of the common stock.

Item 6.   Selected Financial Data
Thousands, Except Per Share Data

Income Statement Data:	2005	2004	2003	2002	2001

Net sales	$995,838	$923,667	$813,743	$752,680	$684,419
Cost of goods sold	784,807	709,032	615,749	567,985	502,525
Marketing and administrative expenses	100,392	92,844	83,809	74,160	70,495
Research and development expenses	29,062	28,996	25,149	22,697	23,509
Bad debt expenses (recoveries)	(518)	1,576	5,307	6,214	3,930
Restructuring charges	--	1,145	3,323	--	3,403
Acquisition termination costs	--	997	--	--	--
Write-down of impaired assets	265	--	3,202	750	--

Income from operations	81,830	89,077	77,204	80,874	80,557

Income before provision for taxes on income	78,285	84,572	72,344	75,734	72,670
and minority interests
Provision for taxes on income	23,289	24,299	19,116	20,220	21,148
Minority interests	1,732	1,710	1,575	1,762	1,729

Income before cumulative effect of accounting change	53,264	58,563	51,653	53,752	49,793
Cumulative effect of accounting change	--	--	3,433	--	--

Net income	$53,264	$58,563	$48,220	$53,752	$49,793

Earnings Per Share	2005	2004	2003	2002	2001

Basic:
Before cumulative effect of accounting change	$2.62	$2.85	$2.56	$2.66	$2.54
Cumulative effect of accounting change	--	--	(0.17)	--	--

Basic earnings per share	$2.62	$2.85	$2.39	$2.66	$2.54

Diluted:
Before cumulative effect of accounting change	$2.59	$2.82	$2.53	$2.61	$2.48
Cumulative effect of accounting change	--	--	(0.17)	--	--

Basic earnings per share	$2.59	$2.82	$2.36	$2.61	$2.48

Weighted average number of common shares outstanding:
Basic	20,345	20,530	20,208	20,199	19,630
Diluted	20,567	20,769	20,431	20,569	20,063
Dividends declared per common share	$0.20	$0.20	$0.10	$0.10	$0.10

Balance Sheet Data:
Working capital	$145,948	$242,818	$216,795	$167,028	$86,261
Total assets	1,156,303	1,154,902	1,035,690	899,877	847,810
Long-term debt	40,306	94,811	98,159	89,020	88,097
Total debt	156,851	128,728	131,681	120,351	160,031
Total shareholders' equity	771,162	799,313	707,381	594,157	507,819

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.8	76.8	75.7
Marketing and administrative expenses	10.1	10.1	10.3
Research and development expenses	2.9	3.1	3.1
Bad debt expenses	--	0.2	0.6
Restructuring charges	--	0.1	0.4
Acquisition termination costs	--	0.1	--
Write-down of impaired assets	--	--	0.4

Income from operations	8.2	9.6	9.5

Income before provision for taxes on income and minority interests	7.8	9.1	8.9
Provision for taxes on income	2.3	2.6	2.4
Minority interests	0.2	0.2	0.2

Income before cumulative effect of accounting change	5.3	6.3	6.3
Cumulative effect of accounting change	--	--	0.4

Net income	5.3%	6.3%	5.9%

Executive Summary

     Overall, the Company had a very difficult year. We had very strong growth in the first quarter followed by three quarters of declining operating income. The Company was affected by start-up and ramp-up issues at three new major facilities in Germany and China; significantly higher raw material and energy costs; consolidation in the paper industry; and weakness in our largest steel markets. Worldwide net sales for 2005 grew 8% over the prior year from $923.7 million to $995.8 million. Foreign exchange had a favorable impact on sales of approximately 1 percentage point of growth. Operating income for the full year 2005, however, declined 8% to $81.8 million from $89.1 million in the prior year. Operating income represented 8.2% of sales in 2005 and was 9.6% of sales in 2004. Net income for the full year 2005 declined 9% to $53.3 million from $58.6 million in 2004.

     The comparison of our operating income and net income in the past three years has been affected by a number of factors:

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," in the first quarter of 2003, which resulted in a charge to earnings of about $3.4 million, net of tax and annual ongoing costs of approximately $0.04 per share.

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

In 2005, we recorded an impairment charge of $0.3 million relating to the expected closure of our satellite PCC facility in Cornwall, Canada, in the first quarter of 2006. In addition, our customer in Pasadena, Texas, announced its plan to cease operations. As a result, our fully depreciated one-unit PCC facility at this location has terminated its operations.

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
We are experiencing increased energy costs in both of our business segments;

Although the SYNSIL® Products family has received favorable reactions from potential customers and we have entered into several multi-year supply contracts and are constructing two manufacturing facilities, this product line is not yet profitable and its commercial viability cannot be assured;

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
Continuing research and development activities for new products, including potential commercialization of a filler-fiber composite technology for the paper industry;
Achieving market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;

Continuing our penetration in both business segments into China, including the ramp-up of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper (China) Pte. Ltd., and our new manufacturing facility for the Refractories segment, which is projected to commence operations in the second quarter of 2006; and

Increasing market penetration in the Refractories segment through higher value specialty products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     On July 19, 2005, the Company's largest customer, International Paper Company, announced a general plan to restructure certain elements of its businesses. There has been no further release of public information related to this plan. Therefore, we have not been able to assess the potential impact of this restructuring on our Paper PCC product line and assets.

Results of Operations

Sales

(Dollars in millions)
Net Sales	2005	% of Total Sales	Growth	2004	% of Total Sales	Growth	2003	% of Total Sales

U.S.	$600.1	60.3%	8%	$558.2	60.4%	12%	$499.9	61.4%
International	395.7	39.7%	8%	365.5	39.6%	16%	313.8	38.6%

Net sales	$995.8	100.0%	8%	$923.7	100.0%	14%	$813.7	100.0%

Paper PCC	$465.7	46.8%	7%	$434.0	47.0%	11%	$389.6	47.9%
Specialty PCC	55.6	5.6%	10%	50.7	5.5%	9%	46.5	5.7%

PCC Products	$521.3	52.3%	8%	$484.7	52.5%	11%	$436.1	53.6%

Talc	$54.2	5.4%	5%	$51.6	5.6%	19%	$43.2	5.3%
Other Processed Minerals	92.5	9.3%	6%	87.1	9.4%	12%	77.8	9.6%

Processed Minerals Products	$146.7	14.7%	6%	$138.7	15.0%	15%	$121.0	14.9%

Specialty Minerals Segment	$668.0	67.1%	7%	$623.4	67.5%	12%	$557.1	68.5%

Refractory Products	$239.3	24.0%	(2)%	$243.0	26.3%	16%	$209.7	25.8%
Metallurgical Products	88.5	8.9%	54%	57.3	6.2%	22%	46.9	5.8%

Refractories Segment	$327.8	32.9%	9%	$300.3	32.5%	17%	$256.6	31.5%

Net Sales	$995.8	100.0%	8%	$923.7	100.0%	14%	$813.7	100.0%

     Worldwide net sales in 2005 increased 8% from the previous year to $995.8 million. Foreign exchange had a favorable impact on sales of approximately $10.3 million or 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 7% to $668.0 million compared with $623.4 million for the same period in 2004. Sales in the Refractories segment grew 9% over the previous year to $327.8 million. In 2004, worldwide net sales increased 14% to $923.7 million from $813.7 million in the prior year. Specialty Minerals segment sales increased approximately 12% and Refractories segment sales increased approximately 17% in 2004.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% to $521.3 million from $484.7 million in the prior year. Worldwide net sales of Paper PCC increased 7% to $465.7 million from $434.0 million in the prior year. Paper PCC volumes grew 4% for the full year with volumes in excess of 3.8 million tons. In 2005, worldwide printing and writing paper production totaled approximately 112.1 tons and increased 1.1% over 2004, and demand for uncoated freesheet, our largest market for PCC, increased slightly in 2005. Sales growth was achieved in all regions, except Latin America, with the largest growth occurring in Europe and Asia where sales volumes grew 7% and 20%, respectively. The growth in Europe was primarily attributable to our new facility in Germany and expansions of PCC capacity at certain locations. This growth was partially mitigated by the Finnish paper mill labor dispute in the second quarter of 2005. The sales growth in Asia was primarily attributable to the two new facilities in China. North American Paper PCC sales grew 5% as incremental sales from the restart in May 2004 of our Millinocket, Maine, facility more than offset the effect of paper machine and plant closures. Sales of Specialty PCC grew 10% to $55.6 million from $50.7 million in 2004. This growth was primarily attributable to improved volumes, especially in automotive and consumer applications. PCC sales in 2004 increased 11% to $484.7 million from $436.1 million in the prior year. Paper PCC volumes grew 7% in 2004 as sales growth was achieved in all regions. Foreign exchange had a favorable impact on sales in 2004 of approximately 4 percentage points of growth.

     Net sales of Processed Minerals products in 2005 increased 6% to $146.7 million from $138.7 million in 2004. The growth in this product line was attributable to the continued strength of the residential construction market and from polymer and health care applications for our talc products. Processed Minerals net sales in 2004 increased 15% to $138.7 million from $121.0 million in 2003. This increase was primarily attributable to strong demand from the residential construction markets.

     Net sales in the Refractories segment in 2005 increased 9% to $327.8 million from $300.3 million in the prior year. Foreign exchange represented approximately 1 percentage point of the sales growth. The sales growth was driven globally by the metallurgical product line in which sales grew 54% to $88.5 million from $57.3 million. This increase was attributable to a combination of price increases, due to the substantial escalation in the cost of raw materials for this product line, as well as volume growth. Sales of refractory products and systems to steel and other industrial applications decreased 2% to $239.3 million from $243.0 million. The weakness in the steel industry, particularly in the United States and Europe, had an adverse affect on our sales growth. Net sales in the Refractories segment in 2004 increased 17% to $300.3 million from $256.6 million in the prior year. The increase in sales for the Refractories segment in 2004 was primarily attributable to improved performance and better steel industry conditions in North America. In 2004, sales growth of 22% was attained in the metallurgical product line and 16% in the refractory products and systems product line, respectively.

     Net sales in the United States were $600.1 million in 2005, approximately 8% higher than in the prior year. International sales in 2005 also increased 8%. Foreign exchange had a 3% impact on international sales growth. In 2004, domestic net sales were 12% higher than the prior year and international sales were 16% greater than in the prior year primarily due to the impact of foreign exchange.
Operating Costs and Expenses (Dollars in millions)	2005	Growth		2004	Growth	2003

Cost of goods sold	$784.8	11%		$709.0	15%	$615.7
Marketing and administrative	$100.4	8%		$92.8	11%	$83.8
Research and development	$29.1	--%		$29.0	16%	$25.1
Bad debt expenses	$(0.5)	*	%	$1.6	(70%)	$5.3
Acquisition termination costs	$--	*	%	$1.0	*	$--
Restructuring charges	$--	*	%	$1.1	(67%)	$3.3
Write-down of impaired assets	$0.3	*	%	$--	*	$3.2

*     Percentage not meaningful

     Cost of goods sold in 2005 was 78.8% of sales compared with 76.8% in the prior year. Our cost of goods sold grew 11% which had an unfavorable leveraging impact on our sales growth resulting in a 2% decrease in production margin. This unfavorable leveraging occurred in both reporting segments. In the Specialty Minerals segment, production margins declined 4% as compared with 7% sales growth. Margins in this segment were affected by several factors:

  start-up and ramp-up costs related to the European coating development program;
  the effects of continuing paper industry capacity rationalization, which lowered demand at several satellite plants;
  unrecovered raw material and energy costs; and
  start-up and ramp-up costs at our two new facilities in China.

     Collectively, these factors had an adverse impact on production margin and operating income of approximately $13 million.

     In the Refractories segment, production margin increased 1% over the prior year as compared with 9% sales growth. The unfavorable leveraging was due to weakness in the steel industry, particularly in North America and Europe, and to higher raw material costs.

     In 2004, cost of goods sold was 76.8% of sales compared with 75.7% in 2003. Cost of goods sold grew 15%, which had an unfavorable leveraging impact on our sales growth resulting in an 8% increase in the production margin. The unfavorable leveraging occurred in both reporting segments as they were affected by higher raw material and energy costs. Our Specialty Minerals segment was also affected by increased startup costs for our new plant in Walsum, Germany.

     Marketing and administrative costs increased 8% in 2005 to $100.4 million and represented 10.1% of net sales. Both segments increased marketing expenses to support worldwide business development efforts. The Company also experienced higher litigation costs to protect our intellectual property. The Company reached a settlement of pending commercial and patent litigation in the fourth quarter of 2005. This litigation settlement resulted in non-operating income of $2.1 million, while the costs to defend such litigation were included in marketing and administrative expenses. In 2004, marketing and administrative costs increased 10.7% to $92.8 million and increased to 10.1% of net sales from 10.3% of net sales in 2003.

     Research and development expenses remained flat at $29.1 million and represented 2.9% of net sales. In 2004, research and development expenses increased 16% over the prior year and represented 3.1% of sales due to increased product development activities in both segments, but particularly in the PCC product line relating to the filler-fibre composite mineral program and coating trial activities.

     We recorded bad debt expenses (recoveries) of $(0.5) million and $1.6 million in 2005 and 2004, respectively. In 2005, the reduction in bad debt charges was primarily related to recoveries of bad debt in excess of provisions. In 2004, the provision for bad debt was net of recoveries of approximately $2.3 million related to steel company bankruptcies, in which we had previously written off the related accounts receivable.

        During the fourth quarter of 2005, we recorded a write-down of impaired assets of $0.3 million. The impairment relates to the expected closure in the first quarter of our satellite facility in Cornwall, Ontario, resulting from the expected paper mill shutdown.

  In the fourth quarter of 2004, the Company recognized $1.0 million in pre-tax corporate charges related to due diligence costs from a terminated acquisition effort.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. This resulted in a 2003 restructuring charge of $3.3 million. As part of this restructuring program, we recorded $1.1 million in additional charges in 2004. The restructuring charges relate to workforce reductions from all business units throughout our worldwide operations and the termination of certain leases. There were no restructuring costs in 2005.

     During the fourth quarter of 2003, we recorded a write-down of impaired assets of $3.2 million. The impairment charges were related to the closure of our operations in River Rouge, Michigan, in 2004 and the retirement of certain SYNSIL® Products' assets that have been made obsolete.
Income from Operations (Dollars in millions)	2005	Growth	2004	Growth	2003

Income from operations	$81.8	(8)%	$89.1	15%	$77.2

     Income from operations in 2005 decreased 8% to $81.8 million from $89.1 million in 2004. Income from operations was 8.2% of sales as compared with 9.6% of sales in 2004. Income from operations in 2004 increased 15% to $89.1 million from $77.2 million in 2003. Income from operations increased to 9.6% of sales as compared with 9.5% of sales in 2003.

     Income from operations for the Specialty Minerals segment decreased 10% to $53.6 million and was 8.0% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the aforementioned factors affecting production margin. Operating income for the Refractories segment decreased 7% to $28.3 million and was 8.6% of its net sales. This segment was affected by higher raw material and energy costs and weakness in the steel industry.

     In 2004, income from operations for the Specialty Minerals segment increased 8% to $59.7 million and was 9.6% of its net sales. Operating income for the Refractories segment increased 39% to $30.4 million and was 10.1% of its net sales.

Non-Operating Deductions (Dollars in millions)	2005	Growth	2004	Growth	2003

Non-operating deductions, net	$3.5	(22)%	$4.5	(8%)	$4.9

     Non-operating deductions decreased 22% from the prior year. This decrease was primarily due to a litigation settlement gain of $2.1 million. This was partially offset by higher interest expense due to increased borrowings.
Provision for Taxes on Income (Dollars in millions)	2005	Growth	2004	Growth	2003

Provision for taxes on income	$23.3	(4)%	$24.3	27%	$19.1

     The effective tax rate increased to 29.7% in 2005 compared with 28.7% in 2004. This increase is due to a change in the mix of earnings and higher level of repatriation of foreign earnings.
Minority Interests (Dollars in millions)	2005	Growth	2004	Growth	2003

Minority interests	$1.7	--%	$1.7	6%	$1.6

     The consolidated joint ventures continue to operate profitably and at approximately the same level as prior years.
Net Income (Dollars in millions)	2005	Growth	2004	Growth	2003

Net income	$53.3	(9)%	$58.6	22%	$48.2

     Net income decreased 9% in 2005 to $53.3 million. Earnings per common share, on a diluted basis, decreased 8% to $2.59 in 2005 as compared with $2.82 in the prior year.

     In 2004, net income increased 22% to $58.6 million. Earnings per common share on a diluted basis, increased 19% to $2.82 in 2004 as compared with $2.36 in the prior year.

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

Outlook

     2005 was a difficult year for the Company. The global economic environment, while slower than 2004, was still supportive in 2005 despite high energy and commodity prices. The U.S. economy also continued to expand despite hurricanes, higher interest rates and increased energy costs. Construction housing starts were at a 10-year high in 2005. Although the strong construction market benefited our Processed Minerals product line, we experienced a tightening in the two main markets we serve, paper and steel. Domestic demand for printing and writing paper was down 1.3% and domestic steel production was down 5.8%. We were able to achieve sales growth in 2005. However, a delay in some key programs, rapidly increasing raw materials and energy costs, a decline in North America and European steel production, the adverse effect of plant shutdowns and production interruptions, and start-up and ramp-up costs related to the European coating development program and our two new facilities in China caused a substantial decline in operating income. The outlook for these industries is for resumed growth in 2006.

     In 2006, we plan to focus on the following growth strategies:
.	Expand regionally into emerging markets where we have a limited presence.
.	Increase market penetration of PCC in paper filling at both free sheet and groundwood mills.
.	Increase penetration of PCC into the paper coating market.
.	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
.	Continue research and development and marketing efforts for new and existing products, including market acceptance for the SYNSIL® Products' family of composite minerals.
.	Continue to improve our cost competitiveness.
.	Continue selective acquisitions to complement our existing businesses.
.	Continuing research and development activities for new products, including commercialization of a filler-fiber composite technology for the paper industry.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

     The following are notable events that may impact our 2006 performance:

     In 2004, we began the construction of two new PCC plants at two APP China Paper Mills in the People's Republic of China. They are located at APP paper mills in Zhenjiang and Suzhou. We added a total capacity of 8 units, or approximately 250,000 tons of coating and filling PCC pigments and we expect an accelerated ramp-up of volume at these facilities in 2006.

     In 2004, we completed construction and began commissioning of our merchant Paper Coating PCC facility in Walsum, Germany. In 2005, we continued to experience delays in the start-up of this facility. In 2006 we expect an acceleration of the coating program, with improved volumes at Walsum.

     In 2005, the company began construction of two new plants for production of its SYNSIL® products. The year 2006 will represent the first commercial sales from our new facility in Chester, South Carolina.

     In 2004, the Refractories segment began construction of a 100,000-ton capacity refractory manufacturing facility in China. We expect a volume ramp-up at this facility in 2006 which will allow this segment to effectively serve China the largest and fastest growing steel market in the world.

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

     Our sales of PCC are predominantly pursuant to long-term evergreen contracts, initially about ten years in length, with paper companies at whose mills we operate satellite PCC plants. The terms of many of these agreements generally have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of our customers to renew existing agreements on terms as favorable to us as those currently in effect could cause our future growth rate to differ materially from our historical growth rate, and if not renewed could also result in impairment of the assets associated with the PCC plant.

     At December 31, 2005, the Company also continues to supply PCC at one location where the PCC contract has expired and one location, representing one unit of PCC production, at which the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from one of our facilities could result in an impairment of assets charge or accelerated depreciation at such facility.

Liquidity and Capital Resources

     Cash flows in 2005 were provided from operations and short-term financing and were used principally to fund $111.5 million of capital expenditures and $47.6 million for purchases of common shares for treasury. Cash provided from operating activities amounted to $78.5 million in 2005 as compared with $129.2 million in 2004. The reduction in cash from operating activities was primarily due to an increase in working capital, primarily due to increased volumes and the higher costs of energy and raw materials which affected our inventories and accounts receivable levels. Included in cash flow from operations was pension plan funding of approximately $12.9 million, $17.6 million and $20.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     We expect to utilize our cash reserves to support the aforementioned growth strategies.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2005, the Company had purchased 1,084,100 shares under this program at an average price of $59 per share.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2005, there were no shares repurchased under this program.

     On January 26, 2006, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $50 million in Guaranteed Senior Notes due on July 24, 2006, which we expect to refinance, in whole or in part, through a combination of bank loans and/or private placements. Such amount is included in current maturities of long-term debt.

     We have $138 million in uncommitted short-term bank credit lines, of which $43.0 million was in use at December 31, 2005. In addition, we have a $23 million committed short-term bank credit line of which $20 million was in use at December 31, 2005. We anticipate that capital expenditures for 2006 should approximate $100 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2006 - $53.7 million; 2007 - $1.9 million; 2008 - $6.8 million; 2009 - $4.4 million; 2010 - $4.6 million; thereafter - $22.6 million.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
.	Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.
.	Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses (recoveries) of $(0.5) million, $1.6 million and $5.3 million in 2005, 2004 and 2003, respectively. The $1.6 million provision in 2004 was net of $2.3 million of bad debt recoveries related to steel customer bankruptcies for previously written off accounts receivable. The charges in 2004 and 2003 were much higher than historical levels and were primarily related to bankruptcy filings by some of our customers in the paper and steel industries and to additional provisions associated with risks in the paper, steel and other industries. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.
.	Property, plant and equipment, goodwill, intangible and other long-lived assets: Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made

.

using those assets. Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. At December 31, 2005, we also continue to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

.

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. Factors we consider important that could trigger an impairment review include the following:

.	significant under-performance relative to historical or projected future operating results;
.	significant changes in the manner of use of the acquired assets or the strategy for the overall business;
.	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we principally measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $689.5 million as of December 31, 2005.

.

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statement of Income.

.

Pension Benefits: We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements. Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans. These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us.

     For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the "Notes to the Consolidated Financial Statements" in Item 15 of this report, beginning on page F-6. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Prospective Information and Factors That May Affect Future Results

     The SEC encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set our anticipated results based on management's plans and assumptions. Words such as "expects," "plans," "anticipates," and words and terms of similar substance, used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

     We cannot guarantee that the outcomes suggested in any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and the accuracy of assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions in Item 1A, "Risk Factors."

Inflation

     Historically, inflation has not had a material adverse effect on us. However, recently both business segments have been affected by rapidly rising raw material and energy costs. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these rapidly escalating costs. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation, there is a time lag before such price adjustments can be implemented.

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

Recently Issued Accounting Standards

    In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement applies to all voluntary changes in accounting principles as well as those changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principles as opposed to including in net income, in the period of the change, the cumulative effect of changes in accounting principles. However, when an accounting pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. This guidance applies to all mining entities and is effective for fiscal years beginning after December 15, 2005. Stripping costs are costs incurred for the removal of overburden, or waste materials, for the purpose of obtaining access to an ore body that will be produced commercially. Since the Company defers stripping costs in excess of the average life of mine stripping ratio and amortizes such costs on a unit of production method, the cumulative effect of this accounting adjustment will have a significant impact on the Company's financial statements upon adoption. In the first quarter of 2006, the Company will record an approximate $7.0 million charge to retained earnings in accordance with this consensus. In addition, the Company expects this consensus will reduce 2006 earnings by approximately $0.02 per share.

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

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The Company will adopt SFAS 123R effective January 1, 2006. We expect to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. As permitted under SFAS 123R, we intend to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. We expect that the adoption of SFAS 123R will have a significant impact on our reported results of operations, but will not impact our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. For information about what our reported results of operations and earnings per share would have been had we applied SFAS 123 to account for share-based payments, please see the discussion under the heading, "Accounting for Stock Based Compensation," in Note 2 to our Condensed Consolidated Financial Statements.

     In November 2004, FASB issued Statement No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for fiscal years beginning after June 15, 2005. The effects of this new pronouncement will not have a significant impact on the Company's results of operations.

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. On October 22, 2004, the American Jobs Act Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company repatriated $18.5 million in 2005 under this Act which resulted in a tax liability of approximately $1.2 million and increased the effective tax rate by 1.5%.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 40% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $4.2 million and $5.8 million of foreign currencies as of December 31, 2005 and 2004, respectively. These contracts mature between January and June of 2006. The fair value of these instruments at December 31, 2005 and December 31, 2004 was a liability of $0.2 million and $0.6 million, respectively. We entered into three-year interest rate swap agreements with a notional amount of $30 million which expired in January 2005. These agreements effectively converted a portion of our floating-rate debt to a fixed rate basis.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

     Pursuant to Rule 13(a)-15(b) of the Securities Exchange Act of 1934, the Company, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

     The Company is in the process of implementing a global enterprise resource planning (ERP) system to manage our business operations. As of December 31, 2005, a substantial number of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system of internal accounting controls is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The design, monitoring and revision of the system of internal accounting controls involves, among other things, management's judgements with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. An internal audit staff regularly monitors the adequacy and effectiveness of internal accounting controls for the Company and all of its subsidiaries.

     Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that as of December 31, 2005, the Company's system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management's assessment of the effectiveness of the Company's internal control financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in which they expressed an unqualified opinion, which is included herein.

Item 9B.  Other Information

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.
Name	Age	Position

Paul R. Saueracker	63	Chairman of the Board; President
		and Chief Executive Officer
Alain F. Bouruet-Aubertot	49	Senior Vice President and Managing Director, Minteq International
Kenneth L. Massimine	56	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	58	Senior Vice President - Finance, and Chief Financial Officer
Gordon S. Borteck	48	Vice President, Organization and Human Resources
Kirk G. Forrest	54	Vice President, General Counsel and Secretary
D. Randy Harrison	54	Vice President and Managing Director, Performance Minerals
Michael A. Cipolla	48	Vice President - Corporate Controller and Chief Accounting Officer
William A. Kromberg	60	Vice President, Taxes
Gregory P. Kelm	53	Treasurer

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

     Alain F. Bouruet-Aubertot was elected Senior Vice President and Managing Director, Minteq International in November 2002. From 1996 to June 2002 he had been President, Gypsum Division and Corporate Senior Vice President of Lafarge North America, a supplier of cement, ready-mixed concrete, construction aggregate and gypsum products.

     Kenneth L. Massimine was elected Senior Vice President and Managing Director, Paper PCC, effective January 1, 2002. Prior to that he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Processed Minerals.

     John A. Sorel was elected Senior Vice President, Chief Financial Officer in November 2002. Prior to that time he was elected Senior Vice President, Corporate Development and Finance on January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

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

     William A. Kromberg has served as Vice President-Taxes of the Company since 1993.

     Gregory P. Kelm was elected Treasurer effective January 21, 2004. Prior to that he had been Assistant Treasurer since March 2000. From 1994 to 2000 Mr. Kelm served as Director, Corporate Human Resources Programs.

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

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters as of February 3, 2006" set forth is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information appearing in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

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

     Pfizer and Quigley also agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the Agreement, of on-site environmental conditions relating to activities prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million in liabilities that may have arisen or accrued within ten years after the closing of the initial public offering with respect to such remediation of on-site conditions. The Company is responsible for the first $1 million of such liabilities, 50% of all such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million. The Company had asserted to Pfizer and Quigley a number of indemnification claims pursuant to this agreement during the ten-year period following the closing of the initial public offering. On January 30, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million.

Item 14.  Principal Accountant Fees and Services

     The information appearing in the Company's Proxy Statement under the caption "Principal Accountant Fees and Services" is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.

Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-28.

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule. The following financial statement schedule is filed as part of this report:

Page
Schedule II -	Valuation and Qualifying Accounts	S-1

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (5)
3.3	-	Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4	-

Rights Agreement, executed effective as of September 13, 1999 (the "Rights Agreement"), between Minerals Technologies Inc. and Chase Mellon Shareholders Services L.L.C., as Rights Agents, including as Exhibit B the forms of Rights Certificate and of Election to Exercise (6)

4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)

10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	-	Form of Employment Agreement (9), together with schedule relating to executed Employment Agreements (6) (+)
10.6	-	Form of Severance Agreement, together with schedule relating to executed Severance Agreements (*) (+)
10.7	-	Company Employee Protection Plan, as amended August 27, 1999 (6) (+)
10.8	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective April 24, 2003 (10) (+)
10.9	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of December 20, 2005 (*) (+)
10.10	-	Company Retirement Plan, as amended and restated effective as of January 1, 2005 (*) (+)
10.11	-	Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (10) (+)
10.12	-	Company Savings and Investment Plan, as amended and restated as of January 1, 2005 (*) (+)
10.13	-	Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (10) (+)
10.14	-	Company Health and Welfare Plan, effective as of April 1, 2003 (10) (+)
10.15	-	Grantor Trust Agreement, as amended and restated as of December 23, 2005, between the Company and The Bank of New York, as Trustee (*)(+)
10.16	-

Note Purchase Agreement, dated as of July 24, 1996, between the Company and Metropolitan Life Insurance Company with respect to the Company's issuance of $50,000,000 in aggregate principal amount of its 7.49% Guaranteed Senior Notes due July 24, 2006 (1)

10.17	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	-	Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc. (1)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
31	-	Rule 13a-14(a)/15d-14(a) Certifications (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Incorporated by reference to the exhibit so designated filed with the Company's current Report on Form 8-K filed on May 27, 2005.
(6)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	[RESERVED]
(8)	Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.
(9)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
(10)	Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Paul R. Saueracker

Paul R. Saueracker
Chairman of the Board and Chief Executive Officer

March 2, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Paul R. Saueracker	Chairman of the Board and Chief Executive Officer	March 2, 2006

Paul R. Saueracker	(principal executive officer)

/s/ John A. Sorel	Senior Vice President-Finance and	March 2, 2006

John A. Sorel	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	March 2, 2006

Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

/s/ Paula H.J. Cholmondeley	Director	March 2, 2006

Paula H. J. Cholmondeley

/s/John B. Curcio	Director	March 2, 2006

John B. Curcio

/s/ Duane R. Dunham	Director	March 2, 2006

Duane R. Dunham

/s/ Steven J. Golub	Director	March 2, 2006

Steven J. Golub

/s/ Kristina M. Johnson	Director	March 2, 2006

Kristina M. Johnson

/s/ Joseph C. Muscari	Director	March 2, 2006

Joseph C. Muscari

/s/ Michael F. Pasquale	Director	March 2, 2006

Michael F. Pasquale

/s/ John T Reid	Director	March 2, 2006

John T. Reid

/s/ William C. Stivers

William C. Stivers	Director	March 2, 2006

/s/ Jean-Paul Valles	Director	March 2, 2006

Jean-Paul Valles

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(thousand of dollars)

December 31,

2005	2004

Assets
Current assets:
Cash and cash equivalents	$51,100	$105,767
Short-term investments, at cost which approximates market	2,350	7,200
Accounts receivable, less allowance for doubtful accounts:
2005 - $5,818; 2004 - $7,143	184,272	156,276
Inventories	118,895	106,125
Prepaid expenses and other current assets	20,583	20,303

Total current assets	377,200	395,671

Property, plant and equipment, less accumulated depreciation and depletion	628,745	614,285
Goodwill	53,612	53,729
Prepaid benefit costs	67,795	61,617
Other assets and deferred charges	28,951	29,600

Total assets	$1,156,303	$1,154,902

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$62,847	$30,000
Current maturities of long-term debt	53,698	3,917
Accounts payable	61,323	56,381
Income taxes payable	6,409	12,521
Accrued compensation and related items	14,956	17,072
Other current liabilities	32,019	32,962

Total current liabilities	231,252	152,853

Long-term debt	40,306	94,811
Accrued postretirement benefits	23,214	21,426
Deferred taxes on income	49,374	45,238
Other noncurrent liabilities	40,995	41,261

Total liabilities	385,141	355,589

Commitments and contingent liabilities

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,001,874 shares in 2005 and 27,785,858 shares in 2004	2,800	2,778
Additional paid-in capital	261,159	248,230
Deferred compensation	(3,263)	(2,088)
Retained earnings	828,591	779,397
Accumulated other comprehensive income (loss)	(5,879)	35,624

Less common stock held in treasury, at cost; 8,015,073 shares in
2005 and 7,224,073 shares in 2004	(312,246)	(264,628)

Total shareholders' equity	771,162	799,313

Total liabilities and shareholders' equity	$1,156,303	$1,154,902

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(thousand of dollars, except per share data)

	Year Ended December 31,

	2005	2004	2003

Net sales	$995,838	$923,667	$813,743
Operating costs and expenses:
Cost of goods sold	784,807	709,032	615,749
Marketing and administrative expenses	100,392	92,844	83,809
Research and development expenses	29,062	28,996	25,149
Bad debt expenses (recoveries)	(518)	1,576	5,307
Restructuring charges	--	1,145	3,323
Acquisition termination costs	--	997	--
Write-down of impaired assets	265	--	3,202

Income from operations	81,830	89,077	77,204

Interest income	1,420	1,608	836
Interest expense	(5,847)	(4,147)	(5,423)
Foreign exchange gains (losses)	(395)	(567)	476
Other income (deductions)	1,277	(1,399)	(749)

Non-operating deductions, net	(3,545)	(4,505)	(4,860)

Income before provision for taxes on income and minority interests	78,285	84,572	72,344
Provision for taxes on income	23,289	24,299	19,116
Minority interests	1,732	1,710	1,575

Income before cumulative effect of accounting change	53,264	58,563	51,653
Cumulative effect of accounting change, net of tax benefit of $2,072	--	--	3,433

Net income	$53,264	$58,563	$48,220

Earnings per share:
Basic:
Before cumulative effect of accounting change	$2.62	$2.85	$2.56
Cumulative effect of accounting change	--	--	(0.17)

Basic earnings per share	$2.62	$2.85	$2.39

Diluted:
Before cumulative effect of accounting change	$2.59	$2.82	$2.53
Cumulative effect of accounting change	--	--	(0.17)

Diluted earnings per share	$2.59	$2.82	$2.36

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousand of dollars)
	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$53,264	$58,563	$48,220

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	--	--	3,433
Depreciation, depletion and amortization	74,960	70,467	66,340
Write-down of impaired assets	265	--	3,202
Loss on disposal of property, plant and equipment	1,217	1,269	1,472
Deferred income taxes	5,914	(8,070)	5,085
Provisions for bad debts	(518)	3,876	5,307
Other	2,124	1,495	1,270

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,778)	(3,141)	(7,946)
Inventories	(16,817)	(17,483)	767
Prepaid expenses and other current assets	280	(2,077)	(13,549)
Pension plan funding	(12,874)	(17,579)	(20,784)
Accounts payable	7,972	10,596	4,706
Income taxes payable	(6,112)	8,771	(5,767)
Tax benefits related to stock incentive programs	2,138	7,220	3,176
Other	1,482	15,316	5,156

Net cash provided by operating activities	78,517	129,223	100,088

Investing Activities
Purchases of property, plant and equipment q	(111,539)	(106,423)	(52,665)
Purchases of short-term investments	(2,350)	(12,875)	--
Proceeds from sales of short-term investments	7,200	5,675	--
Proceeds from disposal of property, plant and equipment	311	1,655	1,874
Acquisition of businesses, net of cash acquired	(3,170)	--	(1,958)

Net cash used in investing activities	(109,548)	(111,968)	(52,749)

Financing Activities
Proceeds from issuance of short-term and long-term debt	322,094	7,809	5,659
Repayment of short-term and long-term debt	(293,072)	(11,397)	(6,019)
Purchase of common shares for treasury	(47,618)	(16,225)	(6,016)
Cash dividends paid	(4,070)	(4,102)	(2,024)
Proceeds from issuance of stock under option plan	8,747	14,173	15,884

Net cash provided by (used in) financing activities	(13,919)	(9,742)	7,484

Effect of exchange rate changes on cash and cash equivalents	(9,717)	7,739	3,930

Net increase (decrease) in cash and cash equivalents	(54,667)	15,252	58,753
Cash and cash equivalents at beginning of year	105,767	90,515	31,762

Cash and cash equivalents at end of year	$51,100	$105,767	$90,515

Non-cash Investing and Financing Activities:
Property, plant and equipment acquired by incurring installment obligations	$--	$--	$11,368

Property, plant and equipment additions related to asset retirement obligations	$839	$--	$6,762

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive Income	Treasury Stock

	Shares	Par Value	Capital	Compensation	Earnings	(Loss)	Shares	Cost	Total

Balance as of January 1, 2003	26,937	2,694	190,144	--	678,740	(35,034)	(6,781)	(242,387)	594,157
Comprehensive income:
Net income	--	--	--	--	48,220	--	--	--	48,220
Currency translation adjustment	--	--	--	--	--	39,695	--	--	39,695
Minimum pension liability adjustment	--	--	--	--	--	(1,368)	--	--	(1,368)
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	521	--	--	521
Reclassification adjustment	--	--	--	--	--	--	--	--	--

Total comprehensive income	--	--	--	--	48,220	38,848	--	--	87,068

Dividends declared	--	--	--	--	(2,024)	--	--	--	(2,024)
Employee benefit transactions	485	48	15,836	--	--	--	--	--	15,884
Income tax benefit arising from
employee stock option plans	--	--	3,176	--	--	--	--	--	3,176
Issuance of restricted stock	--	--	1,356	(1,356)	--	--	--	--	--
Amortization of restricted stock	--	--	--	136	--	--	--	--	136
Purchase of common stock for treasury	--	--	--	--	--	--	(150)	(6,016)	(6,016)
Tax accrual reversal	--	--	15,000	--	--	--	--	--	15,000

Balance as of December 31, 2003	27,422	2,742	225,512	(1,220)	724,936	3,814	(6,931)	(248,403)	707,381
Comprehensive income:
Net income	--	--	--	--	58,563	--	--	--	58,563
Currency translation adjustment	--	--	--	--	--	33,974	--	--	33,974
Minimum pension liability adjustment	--	--	--	--	--	(2,246)	--	--	(2,246)
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	150	--	--	150
Reclassification adjustment	--	--	--	--	--	(68)	--	--	(68)

Total comprehensive income	--	--	--	--	58,563	31,810	--	--	90,373

Dividends declared	--	--	--	--	(4,102)	--	--	--	(4,102)
Employee benefit transactions	363	36	14,137	--	--	--	--	--	14,173
Income tax benefit arising from
employee stock option plans	--	--	7,220	--	--	--	--	--	7,220
Issuance of restricted stock	--	--	1,361	(1,361)	--	--	--	--	--
Amortization of restricted stock	--	--	--	493	--	--	--	--	493
Purchase of common stock for treasury	--	--	--	--	--	--	(293)	(16,225)	(16,225)

Balance as of December 31, 2004	27,785	$2,778	$248,230	$(2,088)	$779,397	$35,624	(7,224)	$(264,628)	$799,313

Comprehensive income:
Net income	--	--	--	--	53,264	--	--	--	53,264
Currency translation adjustment	--	--	--	--	--	(43,648)	--	--	(43,648)
Minimum pension liability adjustment	--	--	--	--	--	1,901	--	--	1,901
Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	--	(118)	--	--	(118)
Reclassification adjustment	--	--	--	--	--	362	--	--	362

Total comprehensive income	--	--	--	--	53,264	(41,503)	--	--	11,761

Dividends declared	--	--	--	--	(4,070)	--	--	--	(4,070)
Employee benefit transactions	216	22	8,725	--	--	--	--	--	8,747
Income tax benefit arising from
employee stock option plans	--	--	2,138	--	--	--	--	--	2,138
Issuance of restricted stock	--	--	2,066	(2,066)	--	--	--	--	--
Amortization of restricted stock	--	--	--	891	--	--	--	--	891
Purchase of common stock for treasury	--	--	--	--	--	--	(791)	(47,618)	(47,618)

Balance as of December 31, 2005	28,001	$2,800	$261,159	$(3,263)	$828,591	$(5,879)	(8,015)	$(312,246)	$771,162

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

     Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents amounted to $2.2 million at December 31, 2004. Short-term investments consist of financial instruments with original maturities beyond three months. Short-term investments amounted to $2.4 million and $7.2 million at December 31, 2005 and 2004, respectively.

     Trade Accounts Receivable

     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

     Property, plant and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. At December 31, 2005, the Company also continues to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes and on a percentage depletion basis of tax purposes.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
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

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company accounts for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     Accounting for Asset Retirement Obligations

     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In 2005, FASB Interpretation No. 47 was issued to include legal obligations to perform asset retirement activities where timing or method of settlement are conditional on future events.

     Fair Value of Financial Instruments

     The recorded amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest, and variable-rate long-term debt approximate fair value because of the short maturity of those instruments or the variable nature of underlying interest rates. Short-term investments are recorded at cost, which approximates fair market value.

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

     Revenue Recognition

     Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

     Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services have been performed.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency

     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. Other foreign currency gains and losses are included in net income. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2005, the Company had no international subsidiaries operating in highly inflationary economies.

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

     The Company operates in multiple taxing jurisdictions, both within the U.S. and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

     The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which are expected to be permanently reinvested overseas.

     Research and Development Expenses

     Research and development expenses are expensed as incurred.

     Stock-Based Compensation

     The Company has elected to recognize compensation costs based on the intrinsic value of the equity instrument awarded as promulgated in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed in Note 2, "Stock-Based Compensation" the pro forma effect of the fair value method on net income and earnings per share. Effective January 1, 2006, the Company has adopted SFAS No. 123R, "Share-Based Payment," and began recognizing share-based payments as compensation costs on its financial statements.

     Pension and Post-retirement Benefits

     The Company has defined benefit pension plans covering the majority of its employees. The benefits are based on years of service and an employee's modified career earnings.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Stock-Based Compensation

     In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of  SFAS No. 123 and supersedes APB Opinion No. 25 covering a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It requires companies to recognize the compensation costs relating to share-based payments to their employees in their financial statements. The Company will adopt SFAS No. 123R effective January 1, 2006.

     At December 31, 2005, the Company continues to recognize compensation costs based on the intrinsic value of the equity award and disclose the pro forma effect of the fair value method on net income and earnings per share.

     The fair value of stock-based awards to employees was calculated using the Black-Scholes option-pricing model, modified for dividends, with the following weighted average assumptions:
	2005	2004	2003

Expected life (years)	7	7	7
Interest rate	4.36%	3.94%	3.74%
Volatility	28.72%	29.58%	30.61%
Expected dividend yield	0.32%	0.37%	0.21%

     As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted in 2005, 2004 and 2003 were $24.13, $20.73 and $18.86 per share, respectively. Pro forma net income for the fair value of stock options awarded in 2005, 2004 and 2003 were as follows:
(millions of dollars, except per share amounts)	2005	2004	2003

Income before cumulative effect of accounting change, as reported	$53.3	$58.6	$51.7
Add: Stock-based employee compensation included in reported income
before accounting change, net of tax effects	0.6	0.3	0.1
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(2.1)	(2.7)	(2.2)

Pro forma income before cumulative effect of accounting change	51.8	56.2	49.6
Cumulative effect of accounting change	--	--	(3.4)

Pro forma net income	$51.8	$56.2	$46.2

Net income, as reported	$53.3	$58.6	$48.2

Basic EPS
Income before cumulative effect of accounting change, as reported	$2.62	$2.85	$2.56
Pro forma income before cumulative effect of accounting change	2.54	2.73	2.45
Pro forma net income	2.54	2.73	2.29
Net income, as reported	2.62	2.85	2.39

Diluted EPS
Income before cumulative effect of accounting change, as reported	$2.59	$2.82	$2.53
Pro forma income before cumulative effect of accounting change	2.52	2.72	2.43
Pro forma net income	2.52	2.72	2.26
Net income, as reported	2.59	2.82	2.36

Note 3.   Earnings Per Share (EPS)
(thousand of dollars, except per share amounts)	2005	2004	2003

Income before cumulative effect of accounting change	$53,264	$58,563	$51,653
Cumulative effect of accounting change	--	--	(3,433)

Net income	$53,264	$58,563	$48,220

Weighted average shares outstanding	20,345	20,530	20,208

Basic earnings per share before cumulative effect of accounting change	$2.62	$2.85	$2.56
Cumulative effect of accounting change	--	--	(0.17)

Basic earnings per share	$2.62	$2.85	$2.39

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Diluted EPS	2005	2004	2003

Income before cumulative effect of accounting change	$53,264	$58,563	$51,653
Cumulative effect of accounting change	--	--	(3,433)

Net income	$53,264	$58,563	$48,220

Weighted average shares outstanding	20,345	20,530	20,208
Dilutive effect of stock options	222	239	223

Weighted average shares outstanding, adjusted	20,567	20,769	20,431

Diluted earnings per share before cumulative effect of accounting change	$2.59	$2.82	$2.53
Cumulative effect of accounting change	--	--	(0.17)

Diluted earnings per share	$2.59	$2.82	$2.36

     The weighted average diluted common shares outstanding for the year ending December 31, 2005 excludes the dilutive effect of 56,700 options since such options had an exercise price in excess of the average market value of the Company's common stock during such year.

Note 4.   Income Taxes

     Income before provision for taxes and minority interests, by domestic and foreign source is as follows:
Thousands of Dollars	2005	2004	2003

Domestic	$40,468	$42,070	$32,853
Foreign	37,817	42,502	39,491

Total income before provision for income taxes	$78,285	$84,572	72,344

     The provision for taxes on income consists of the following:
Thousands of Dollars	2005	2004	2003

Domestic
Taxes currently payable
Domestic
Federal	$5,561	$13,406	$2,326
State and local	876	3,483	1,281
Deferred income taxes	7,144	(3,890)	4,036

Domestic tax provision	13,581	12,999	7,643

Foreign
Taxes currently payable	10,938	15,480	10,424
Deferred income taxes	(1,230)	(4,180)	1,049

Foreign tax provision	9,708	11,300	11,473

Total tax provision	$23,289	$24,299	19,116

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2005	2004	2003

U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(4.9)	(4.1)	(5.5)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(4.5)	(3.5)	(3.3)
State and local taxes, net of Federal tax benefit	1.9	1.0	0.8
Tax credits and foreign dividends	2.3	(0.1)	2.3
Contribution of technology	--	--	(2.5)
Other	(0.1)	0.4	(0.4)

Consolidated effective tax rate	29.7%	28.7%	26.4%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2005	2004

Deferred tax assets:
State and local taxes	$4,324	$4,115
Accrued expenses	10,214	8,052
Deferred expenses	3,037	5,247
Net operating loss carry forwards	15,204	16,452
Other	6,852	6,284

Total deferred tax assets	39,631	40,150

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	62,803	62,628
Pension and post-retirement benefits cost deducted for tax purposes
in excess of amounts reported for financial statements	14,673	12,486
Other	6,563	4,564

Total deferred tax liabilities	84,039	79,678

Net deferred tax liabilities	$44,408	$39,528

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:
Thousands of Dollars	2005	2004

Net deferred tax assets, current	$(4,966)	$(5,710)
Net deferred tax liabilities, long-term	49,374	45,238

	$44,408	$39,528

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     A valuation allowance for deferred tax assets has not been recorded since management believes it is more likely than not that the existing net deductible temporary differences will reverse during periods in which the Company expects to generate  taxable income.

     The Company recorded $15.2 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $2.7 million expire over the next 15 years, and $12.5 million can be utilized over an indefinite period.

     The Company operates in multiple taxing jurisdictions, both within the U.S. and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company regularly assesses its tax position for such transactions and includes reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired or the matter is otherwise resolved.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net cash paid for income taxes were $21.2 million, $15.3 million and $15.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. On October 22, 2004, the American Jobs Act Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company repatriated $18.5 million in 2005 under this Act which resulted in a tax liability of approximately $1.2 million and increased the effective tax rate by 1.5%.

Note 5.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $114.5 million of foreign subsidiaries' undistributed earnings as of December 31, 2005 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. However, in the event that the entire $114.5 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be greater than $9.0 million.

     Net foreign currency exchange (losses) gains, included in non-operating deductions in the Consolidated Statements of Income, were $(395,000), $(567,000) and $476,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6.   Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2005	2004

Raw materials	$54,471	$45,333
Work in process	7,727	7,078
Finished goods	36,264	33,733
Packaging and supplies	20,433	19,981

Total inventories	$118,895	$106,125

Note 7.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2005	2004

Land	$19,433	$20,942
Quarries/mining properties	50,543	50,126
Buildings	157,038	160,719
Machinery and equipment	969,537	887,596
Construction in progress	75,852	108,385
Furniture and fixtures and other	107,895	102,408

	1,380,298	1,330,176
Less: Accumulated depreciation and depletion	(751,553)	(715,891)

Property, plant and equipment, net	$628,745	$614,285

     Approximately 57% of the balance in construction in progress as of December 31, 2005 relates to the construction of a facility in China, the construction of a new facility for the SYNSIL® product line, and various PCC satellite expansions at our facilities worldwide.

     Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $72.6 million, $70.0 million and $65.6 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Restructuring Charges

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions, consisting of severance, other employee benefits, and lease termination costs. During 2004, additional costs related to this program of $1.1 million were recorded. As of December 31, 2005, all employees identified in the workforce reduction were terminated and no liability remains to be paid.

Note 9.   Acquisitions

     In the fourth quarter of 2005, the Company made a cash acquisition of the metallurgical measurement technology/digital electrode control system product line of ET Electrotechnology GmbH for approximately $3.2 million. This acquisition and related technology offers a system power consumption in electric steelmaking and ladle furnaces. The Company recorded tax-deductible goodwill of approximately $1.3 million in connection with this acquisition.

     In the fourth quarter of 2004, the Company recognized pre-tax corporate charges of $1.0 million expense related to due diligence for a terminated acquisition effort.

     On September 15, 2003, the Company purchased for approximately $2.0 million a pre-cast refractory shapes manufacturing facility.

Note 10.  Goodwill and Other Intangible Assets

   The carrying amount of goodwill was $53.6 million and $53.7 million as of December 31, 2005 and December 31, 2004, respectively. The net change in goodwill since December 31, 2004 was primarily attributable to the acquisition of ET Electrotechnology GmbH and the effect of foreign exchange.

     Acquired intangible assets included other assets and deferred charges subject to amortization as of December 31, 2005 and December 31, 2004 were as follows:
	December 31, 2005		December 31, 2004

(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.0	$1.4	$5.8	$1.2
Customer lists	2.9	0.4	1.4	0.3
Other	--	--	0.2	0.1

	$8.9	$1.8	$7.4	$1.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was $0.3 million in 2005 and the estimated amortization expense is $0.6 million for each of the next five years through 2010.

     Included in other assets and deferred charges is an intangible asset of approximately $9.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.8 million was amortized in 2005. Estimated amortization as a reduction of sales is as follows: 2006 - $1.8 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 11.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2005, the Company recorded a writedown of impaired assets of $0.3 million for the expected closure of our satellite facility at Cornwall, Canada in the first quarter of 2006. In addition, the Company has also accelerated depreciation of

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.2 million on such facility in 2005. The assets of this facility will be fully depreciated the first quarter of 2006 after recording additional accelerated depreciation of approximately $0.6 million. During 2003, the Company recorded a writedown of impaired assets of $3.2 million for the planned closure of a plant and for assets made obsolete by improved technology.

Note 12.  Derivative Financial Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, the Company uses interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as forward exchange contracts (FEC) to manage its exposure to foreign currency risk on certain raw material purchases. The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them. The Company has not entered into derivative instruments for any purpose other than to hedge certain expected cash flows. The Company does not speculate using derivative instruments.

     By using derivative financial instruments to hedge exposures to changes in interest rates and foreign currencies, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, it does not face any credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with major financial institutions.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate and forward exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as a cash flow hedges. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expired in January 2005. These agreements effectively converted a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 12 open foreign exchange contracts as of December 31, 2005.

     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (loss) as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The gains and losses associated with these forward exchange contracts and interest rate swaps are recognized into cost of sales and interest expense, respectively.

Note 13.  Short-term Investments

     The composition of the Company's short-term investments are as follows:
(in thousands of dollars)	2005	2004

Short-term Investments -
Available for Sale Securities:
Short-term bank deposits	$2,350	$--
Municipal bonds, with short-term auction rate pricing	$--	$7,200

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2005 since the carrying amount approximates fair market value.

     There were no unrealized holding gains and losses on available for sale securities held at December 31, 2004 due to the short-term auction pricing mechanism.

Note 14.  Financial Instruments and Concentrations of Credit Risk

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents, short-term investments, accounts receivable and payable: The carrying amounts approximate fair value because of the short maturities of these instruments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Short-term debt and other liabilities: The carrying amounts of short-term debt and other liabilities approximate fair value because of the short maturities of these instruments.

      Long-term debt: The fair value of the long-term debt of the Company approximates the carrying amount due to the short maturity of the $50 million Senior Notes and the variable interest rates associated with the majority of the other instruments.

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2005, the Company had open foreign exchange contracts to purchase $4.2 million of foreign currencies. These contracts range in maturity from January 6, 2006 to June 29, 2006. The fair value of these instruments was a liability of $0.2 million at December 31, 2005. The fair value of the open foreign exchange contracts at December 31, 2004 was a liability of $0.6 million.

     Interest rate swap agreements: The Company enters into interest rate swap agreements as a means to hedge its interest rate exposure on debt instruments. At December 31, 2004, the Company had two interest rate swaps with major financial institutions that effectively converted variable-rate debt to a fixed rate. One swap had a notional amount of $20 million and the other swap had a notional amount of $10 million. These swap agreements were under three-year terms, which expired in January 2005, whereby the Company pays 4.50% and receives a three-month LIBOR rate plus 45 basis points. The fair value of these instruments was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. The fair value of these instruments was a liability of approximately $0.1 million at December 31, 2004.

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

     The Company's bad debt expense (recoveries) for the years ended December 31, 2005, 2004 and 2003 was $(0.5) million, $1.6 million and $5.3 million, respectively.

Note 15.  Long-Term Debt and Commitments

     The following is a summary of long term debt:
(thousands of dollars)	Dec. 31, 2005	Dec. 31, 2004

7.49% Guaranteed Senior Notes Due July 24, 2006	$ 50,000	$ 50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	3,062	6,316
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	9,700	10,551
Other borrowings	1,442	2,061

Total	94,004	98,728
Less: Current maturities	53,698	3,917

Long-term debt	$ 40,306	$ 94,811

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. The principal payment is due until July 24, 2006. Interest on the notes is payable semi-annually.

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

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.51% and 1.34% for the years ended December 31, 2005 and 2004, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.51% and 1.34% for the years ended December 31, 2005 and 2004, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.51% and 1.34% for the years ended December 31, 2005 and 2004, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.51% and 1.34% for the years ended December 31, 2005 and 2004, respectively.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Brookhaven, Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 3.82% and 1.81% for the years ended December 31, 2005 and 2004, respectively.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. For the year ending December 31, 2005, $0.9 million of principal was paid on this debt. Principal payments are as follows: 2006 - $0.9 million; 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     The aggregate maturities of long-term debt are as follows: 2006 - $53.7 million; 2007 - $1.9 million; 2008 - $6.8 million; 2009 - $4.4 million; 2010 - $4.6; thereafter - $22.6 million.

     The Company had available approximately $138 million in uncommitted, short-term bank credit lines, of which $43 million was in use at December 31, 2005. The Company also has available a $23 million committed, short-term bank credit line, of which $20 million was in use at December 31, 2005.

     During 2005, 2004 and 2003, respectively, the Company incurred interest costs of $7.2 million, $6.3 million and $6.2 million including $1.3 million, $2.1 million and $0.8 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2005 and 2004 is as follows:

     Obligations and Funded Status
	Pension Benefits		Other Benefits

Millions of Dollars	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$156.4	$142.7	$31.7	$26.9
Service cost	7.2	6.4	1.7	1.3
Interest cost	8.9	8.5	2.0	1.8
Actuarial loss	17.6	9.0	3.5	4.3
Benefits paid	(9.5)	(13.7)	(3.1)	(2.6)
Other	(3.0)	3.5	0.3	--

Benefit obligation at end of year	$177.6	$156.4	$36.1	$31.7

	Pension Benefits		Other Benefits

Millions of Dollars	2005	2004	2005	2004

Change in plan assets
Fair value of plan assets beginning of year	$173.9	$152.7	$--	$--
Actual return on plan assets	12.1	14.7	--	--
Employer contributions	12.9	17.6	3.1	2.6
Plan participants' contributions	0.2	0.3	--	--
Benefits paid	(9.5)	(13.7)	(3.1)	(2.6)
Other	(3.3)	2.3	--	--

Fair value of plan assets at end of year	$186.3	$173.9	$--	$--

Funded status	$8.7	$17.5	$(36.1)	$(31.7)
Unrecognized transition amount	--	(0.1)	0.1	--
Unrecognized net actuarial loss	51.8	36.0	12.8	10.3
Unrecognized prior service cost	3.4	4.5	--	--

Prepaid (accrued) benefit cost	$63.9	$57.9	$(23.2)	$(21.4)

     Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Other Benefits

Millions of Dollars	2005	2004	2005	2004

Prepaid expenses	$--	$--	$--	$--
Prepaid benefit costs	67.8	61.6	--	--
Accrued benefit liabilities	(9.0)	(6.9)	(23.2)	(21.4)
Intangible asset	0.8	1.0	--	--
Accumulated other comprehensive loss	4.3	2.2	--	--

Net amount recognized	$63.9	$57.9	$(23.2)	$(21.4)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Millions of Dollars	December 31,

	2005	2004

Projected benefit obligation	$42.4	$33.5
Accumulated benefit obligation	$28.8	$40.7
Fair value of plan assets	$28.3	$22.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accumulated benefit obligation for all defined benefit pension plans was $161.6 million and $142.7 million at December 31, 2005 and 2004, respectively.

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits

Millions of Dollars		2004	2003	2005	2004	2003

Service cost	$7.2	$6.4	$5.7	$1.7	$1.4	$1.2
Interest cost	8.9	8.5	7.9	2.0	1.8	1.6
Expected return on plan assets	(13.9)	(12.5)	(10.1)	--	--	--
Amortization of transition amount	--	0.1	0.1	--	--	--
Amortization of prior service cost	1.1	0.7	0.6	0.8	--	0.1
Recognized net actuarial loss	1.8	1.7	2.3	--	0.5	--
SFAS No. 88 settlement	0.3	0.6	--	--	--	--

Net periodic benefit cost	$5.4	$5.5	$6.5	$4.5	$3.7	$2.9

     Unrecognized prior service cost is amortized on an accelerated basis over the average remaining service period of each active employee.

     Under the provisions of SFAS No. 88, lump sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $0.3 million and $0.6 million in 2005 and 2004, respectively.

     The Company's funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that is intended to remain at a level percentage of compensation for covered employees. The funding policies for the international plans conform to local governmental and tax requirements. The plans' assets are invested primarily in stocks and bonds.

Additional Information

     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2005, 2004 and 2003 are as follows:
	2005	2004	2003

Discount rate	6.00%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	3.50%	3.50%	3.50%

     The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2005, 2004 and 2003 are as follows:
	2005	2004	2003

Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	3.50%	3.50%	3.50%

     The Company considers a number of factors to determine its expected rate of return on plan assets assumptions, including historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1994 to 2004), the results of which exceed the 8.50% rate of return assumption that the Company ultimately selected for domestic plans. The Company also considered plan portfolio asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The historical return of this universe of similar portfolios also exceeded the return assumption that the Company ultimately selected. Finally, the Company reviewed performance of the capital markets in recent years and, upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.50% return assumption used for domestic plans.

     For measurement purposes, health care cost trend rates of approximately 10% for pre-age-65 and post-age-65 benefits were used in 2005. These trend rates were assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A one percentage-point change in assumed health care cost trend rates would have the following effects:
Thousands of Dollars	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$ ` 5	$ (4)
Effect on postretirement benefit obligations	$ 86	$ (76)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

Asset Category	2005	2004

Equity securities	66.2%	67.3%
Fixed income securities	31.4%	30.6%
Real estate	0.4%	0.5%
Other	2.0%	1.6%

Total	100%	100%

     The following table presents domestic and foreign pension plan assets information at December 31, 2005, 2004 and 2003 (the measurement date of pension plan assets):
	U.S. Plans			International Plans

Millions of Dollars	2005	2004	2003	2005	2004	2003

Fair value of plan assets	$149.7	$139.3	$123.5	$36.6	$34.6	$29.2

     Contributions

     The Company expects to contribute $10 million to its pension plans and $3 million to its other postretirement benefit plan in 2006.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Millions of Dollars	Pension Benefits	Other Benefits

2006	$5.9	$2.0
2007	$7.3	$2.1
2008	$8.3	$2.2
2009	$10.3	$2.4
2010	$11.8	$2.6
2011 - 2015 $	$69.2	$16.0

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

     Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.0 million, $3.1 million and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes 17.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $4.6 million, $4.1 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2006 through 2010 and in aggregate

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thereafter are approximately $4.1 million, $3.9 million, $3.4 million, $3.1 million, $1.6 million respectively, and $4.4 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $3.8 million at December 31, 2005.

     Total future minimum payments to be received under direct financing leases for each of the years 2006 through 2010 and the aggregate thereafter are approximately: $6.6 million, $5.1 million, $3.9 million, $2.7 million, $1.6 million, and $0.6 million thereafter.

Note 18.  Litigation

     On November 28, 2005, the Company announced that it had reached a settlement with Omya AG of pending commercial and patent litigation. The settlement was on a worldwide basis, hence the litigation in both the United States and Italy has been dismissed. The settlement provides for the recognition of the Company's intellectual property and patent rights. The litigation settlement resulted in non-operating income to the Company of approximately $2.1 million. As part of the settlement, the Company granted Omya a non-exclusive license for the terms of the patents in exchange for royalty payments.

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time, management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Environmental Matters

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both the Refractories segment and Specialty Minerals segment have operations. We agreed to the order which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (PCBs) at a portion of the site. The following is the present status of the remediation efforts:
.	Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to EPA's regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.
.	Groundwater. We are still conducting investigations of potential groundwater contamination. To date, the results of investigation indicate that there is some oil contamination of the groundwater. We are conducting further investigations of the groundwater.
.	Soil. We have completed the investigation of soil contamination and submitted a report to the regulators characterizing the contamination. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $200,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of eighteen thousand five hundred dollars ($18,500), the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million to $8 million. The Company estimates that remediation costs would approximate $200,000, which has been accrued as of December 31, 2005.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 19,986,801 shares and 20,561,785 shares were outstanding at December 31, 2005 and 2004, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $4.1 million or $0.20 per common share were paid during 2005. In January 2006, a cash dividend of approximately $1.0 million or $0.05 per share, was declared, payable in the first quarter of 2006.

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

     The following table summarizes stock option and restricted stock activity for the Plan:
		Under Option		Restricted Stock

	Shares Available for Grant	Shares	Weighted Average Exercised Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2003	1,277,153	1,908,183	38.54	--	--
Granted	(110,290)	82,435	47.74	27,855	49.12
Exercised	--	(483,978)	32.92	--	--
Canceled	23,874	(23,874)	39.17	--	--

Balance December 31, 2003	1,190,737	1,482,766	40.85	27,855	49.12
Granted	(297,650)	270,750	54.09	26,900	50.59
Exercised	--	(363,300)	39.01	--	--
Canceled	23,998	(21,998)	46.25	(2,000)	49.12

Balance December 31, 2004	917,085	1,368,218	43.87	52,755	49.88
Granted	(86,800)	50,700	61.97	36,100	60.59
Exercised	--	(218,431)	40.69	--	--
Canceled	18,822	(14,722)	51.51	(4,100)	51.56

Balance December 31, 2005	849,107	1,185,765	45.15	84,755	54.20

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information concerning Plan options at December 31, 2005:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

$ 30.625 - $ 39.513	601,898	3.3	38.44	597,732	38.43
$ 42.070 - $ 49.115	191,486	6.5	47.37	171,490	47.16
$ 50.720 - $66.000	392,381	7.6	54.35	155,697	52.20

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and is being amortized over the estimated average deferral period of approximately 5 years. The Company granted 36,100 shares in 2005 and 26,900 shares in 2004. The compensation expense amortized with respect to the units was approximately $0.9 million and $0.5 million for years ended 2005 and 2004, respectively.

Note 20.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the minimum pension liability and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss):
Millions of Dollars	Currency Translation Adjustment	Minimum Pension Liability	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2003	$(32.8)	$(1.3)	$(0.9)	$(35.0)
Current year net change	39.7	(1.4)	0.5	38.8

Balance at December 21, 2003	6.9	(2.7)	(0.4)	3.8
Current year net change	34.0	(2.2)	0.1	31.8

Balance at December 31, 2004	40.9	(4.9)	(0.3)	35.6
Current year net change	(43.7)	1.9	0.2	(41.5)

Balance at December 31, 2005	$(2.8)	$(3.0)	$(0.1)	$(5.9)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $(1.3) million, $(0.2) million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 21.  Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company primarily has asset retirement obligations related to its PCC satellite facilities and its mining properties, both within the Specialty Minerals segment. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In 2005, we recorded an additional $0.1 million in asset retirement obligations in accordance with FASB Interpretation No. 47. These obligations relate to conditional asset retirement activities primarily related to asbestos removal.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a reconciliation of asset retirement obligations as of December 31, 2005:

Thousands of Dollars
Asset retirement liability, beginning of period	$9,913
Accretion expense	405
Additions to obligation	944
Payments made	(166)
Foreign currency translation	(128)

Asset retirement liability, end of period	$10,968

     The current portion of the liability of approximately $0.1 million is included in other current liabilities. The long-term portion of the liability of approximately $10.8 million is included in other noncurrent liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statement of Income.

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

     The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food, and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory products and systems used primarily by the steel, cement and glass industries as well as metallurgical products used primarily in the steel industry.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Specialty Minerals' segment sales to International Paper Company and affiliates represented less than 10% of consolidated net sales in 2005 and 2004, and 10.0% of consolidated net sales in 2003. Intersegment sales and transfers are not significant.

     Segment information for the years ended December 31, 2005, 2004 and 2003 was as follows (in millions):
	2005

	Specialty Minerals	Refractories	Total

Net sales	$668.0	$327.8	$995.8
Income from operations	53.5	28.3	81.8
Impairment of assets	0.3	--	0.3
Bad debt expenses	0.3	(0.8)	(0.5)
Depreciation, depletion and amortization	62.9	12.1	75.0
Segment assets	768.1	293.4	1,061.5
Capital expenditures	85.3	21.8	107.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004

	Specialty Minerals	Refractories	Total

Net sales	$623.4	$300.3	$923.7
Income from operations	59.7	30.4	90.1
Restructuring charges	0.7	0.4	1.1
Bad debt expenses	1.3	0.3	1.6
Depreciation, depletion and amortization	58.3	12.2	70.5
Segment assets	769.6	297.4	1,067.0
Capital expenditures	83.1	17.8	100.9

	2003

	Specialty Minerals	Refractories	Total

Net sales	$557.1	$256.6	$813.7
Income from operations	55.4	21.8	77.2
Restructuring charges	1.7	1.6	3.3
Writedown of impaired assets	2.0	1.2	3.2
Bad debt expenses	1.1	4.2	5.3
Depreciation, depletion and amortization	56.9	9.4	66.3
Segment assets	672.3	253.9	926.2
Capital expenditures	37.1	12.4	49.5

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):

Income before provision for taxes on
income and minority interests	2005	2004	2003

Income from operations for reportable segments	$81.8	$90.1	$77.2
Unallocated corporate expenses	--	(1.0)	--

Consolidated income from operations	81.8	89.1	77.2
Interest income	1.4	1.6	0.8
Interest expense	(5.8)	(4.1)	(5.4)
Other deductions	0.9	(2.0)	(0.3)

Income before provision for taxes on income
and minority interests	$78.3	$84.6	$72.3

Total assets	2005	2004	2003

Total segment assets	$1,061.5	$1,067.0	$926.2
Corporate assets	94.8	87.9	109.5

Consolidated total assets	$1,156.3	$1,154.9	$1,035.7

Capital expenditures	2005	2004	2003

Total segment capital expenditures	$107.1	$100.9	$49.5
Corporate capital expenditures	4.4	5.5	3.2

Consolidated total capital expenditures	$111.5	$106.4	$52.7

     The carrying amount of goodwill by reportable segment as of December 31, 2005 and December 31, 2004 was as follows:
	Goodwill

(Thousands of Dollars)	2005	2004

Specialty Minerals	$15,371	$16,407
Refractories	38,241	37,322

Total	$53,612	$53,729

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net change in goodwill since December 31, 2004 was primarily attributable to the acquisition of ET Electrotechnology GmbH and the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net Sales	2005	2004	2003

United States	$600.1	$558.2	$499.9

Canada/Latin America	80.0	81.7	72.4
Europe/Africa	253.7	227.4	192.6
Asia	62.0	56.4	48.8

Total International	395.7	365.5	313.8

Consolidated total net sales	$995.8	$923.7	$813.7

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2005	2004	2003

United States	$424.0	$412.4	$402.4

Canada/Latin America	21.1	23.7	24.5
Europe/Africa	176.8	194.0	154.7
Asia	67.6	43.7	37.1

Total International	265.5	261.4	216.3

Consolidated total long-lived assets	$689.5	$673.8	$618.7

     The Company's sales by product category are as follows:
Millions of Dollars	2005	2004	2003

Paper PCC	$465.7	$434.0	$389.6
Specialty PCC	55.6	50.7	46.5
Talc	54.2	51.6	43.2
Other Processed Minerals	92.5	87.1	77.8
Refractory Products	239.3	243.0	209.7
Metallurgical Products	88.5	57.3	46.9

Net Sales	$995.8	$923.7	$813.7

Note 23.  Subsequent Event

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the agreements, of on-site environmental conditions relating to activities prior to the closing of the initial public offerings. The Company had asserted to Pfizer a number of indemnification claims pursuant to those agreements during the ten-year period following the closing of the initial public offering. On January 20, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million. Since the initial public offering, the Company has incurred and expensed approximately $6 million of environmental claims under these agreements. In addition, as disclosed in Note 17 to these financial statements, the Company has contingent environmental liabilities at its Canaan, Connecticut and Adams, Massachusetts plants that relate to activities in place prior to the initial public offering. Other than the $0.4 million environmental liabilities accrued at those plants, additional contingent environmental liabilities have not been accrued since the remaining risks are not reasonably estimable at this time.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.  Quarterly Financial Data (unaudited)

Millions of Dollars, Except Per Share Amounts
2005 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$134.0	$122.9	$130.6	$133.8
Processed Minerals	35.8	37.8	36.7	36.5

Specialty Minerals Segment	169.8	160.7	167.3	170.3
Refractories Segment	81.0	84.0	79.5	83.2

Consolidated net sales	250.8	244.7	246.8	253.5
Gross profit	57.8	51.4	51.1	50.7
Net income	$15.2	$13.1	$12.2	12.6

Earnings per share:
Basic	$0.74	$0.64	$0.61	$0.63
Diluted	$0.73	$0.63	$0.60	$0.63

Market price range per share of common stock:
High	$66.80	$68.83	$64.11	$58.32
Low	$60.52	$60.02	$57.21	$51.59
Close	$65.78	$61.60	$57.21	$55.89

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

     In the fourth quarter of 2005, the Company recorded a $0.3 million writedown of impaired assets relating to the planned closure of the Company's operations in Cornwall, Canada.
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

      In 2004, the Company recorded restructuring costs of $0.6 million, $0.4 million, and $0.1 million in the first, second, and fourth quarters, respectively.

     In the fourth quarter of 2004, the Company recognized $1.0 million of expenses related to acquisition termination costs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

// KPMG LLP

New York, New York
March 2, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited management's assessment, included in the accompanying report of Management's Report on Internal Control Over Financial Reporting, that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

// KPMG LLP

New York, New York
March 2, 2006

Management's Responsibility for Financial Statements and Internal Control Over Financial Reporting

     We are responsible for the preparation of the financial statements included in the Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgements of management. The other financial information contained in this Annual Report is consistent with the financial statements.

     We are also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Minerals Technologies Inc.'s financial statements, as well as to safeguard the Company's assets from unauthorized use or disposition.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.

     We conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2005, the Company's internal controls over financial reporting were effective and provide reasonable assurance that the accompanying financial statements do not contain any material misstatement.

     KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are included in this Annual Report and expressed an unqualified opinion thereon. KPMG LLP has also expressed an unqualified opinion on management's assessment of, and the effective operation of, our internal control over financial reporting as of December 31, 2005.

Paul R. Saueracker
Chairman of the Board, President and
Chief Executive Officer

John A. Sorel
Senior Vice President, Finance and Chief Financial Officer

Michael A. Cipolla
Vice President, Corporate Controller and Chief Accounting Officer

March 2, 2006

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (c)	Deductions (a) (b)	Balance at End of Period

Year ended December 31, 2005
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,143	$(518)	$(807)	$5,818

Year ended December 31, 2004
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,010	$1,576	$(1,443)	$7,143

Year ended December 31, 2003
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,079	$5,307	$(5,376)	$7,010

(a)	Includes impact of translation of foreign currencies.
(b)	Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $2.3 million and $0.6 million in 2005, 2004 and 2003, respectively.
(c)	Provision for bad debts, net of reversal of recoveries of $1.0 million in 2005.

S-1