Form 10-Q
period 2006-04-02
MINERALS TECHNOLOGIES INC
filed 2006-05-08
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 20, 2006 19,884,400

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended

(in thousands, except per share data)	April 2, 2006	April 3, 2005

Net sales	$266,040	$250,816
Operating costs and expenses:
Cost of goods sold	212,184	192,985
Marketing and administrative expenses	27,673	26,618
Research and development expenses	7,219	7,154

Income from operations	18,964	24,059
Non-operating income (deductions), net	711	(1,218)

Income before provision for taxes
on income and minority interests	19,675	22,841
Provision for taxes on income	5,962	7,126
Minority interests	901	477

Net income	$12,812	$15,238

Earnings per share:

Basic earnings per share	$0.64	$0.74

Diluted earnings per share	$0.64	$0.73

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	19,947	20,530
Diluted	20,083	20,798

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(thousands of dollars)	April 2, 2006*	December 31, 2005**

Current assets:
Cash and cash equivalents	$42,931	$51,100
Short-term investments, at cost which approximates market	3,041	2,350
Accounts receivables, net	188,390	184,272
Inventories	119,592	118,895
Prepaid expenses and other current assets	19,398	20,583

Total current assets	373,352	377,200

Property, plant and equipment, less accumulated depreciation and depletion - April 2, 2006 - $771,341; December 31, 2005 - $751,553	626,773	628,745
Goodwill	53,752	53,612
Prepaid benefit cost	67,932	67,795
Other assets and deferred charges	30,156	28,951

Total assets	$1,151,965	$1,156,303

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$42,511	$62,847
Current maturities of long-term debt	53,700	53,698
Accounts payable	65,054	61,323
Other current liabilities	59,600	53,384

Total current liabilities	220,865	231,252

Long-term debt	39,712	40,306
Other non-current liabilities	112,960	113,583

Total liabilities	373,537	385,141

Shareholders' equity:
Common stock	2,805	2,800
Additional paid-in capital	263,595	261,159
Deferred compensation	--	(3,263)
Retained earnings	833,287	828,591
Accumulated other comprehensive income (loss)	(896)	(5,879)

	1,098,791	1,083,408

Less treasury stock	(320,363)	(312,246)

Total shareholders' equity	778,428	771,162

Total liabilities and shareholders' equity	$1,151,965	$1,156,303

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended

(thousands of dollars)	April 2, 2006	April 3, 2005

Operating Activities:

Net income	$12,812	$15,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	20,628	17,874
Tax benefits related to stock incentive programs	332	590
Other non-cash items	(1,176)	3,156
Net changes in operating activities	6,545	(32,227)

Net cash provided by operating activities	39,141	4,631

Investing Activities:

Purchases of property, plant and equipment	(26,151)	(23,327)
Proceeds from sale of short-term investments	--	7,200
Purchases of short-term investments	(660)	--
Proceeds from settlement of insurance claim	2,398	--

Net cash used in investing activities	(24,413)	(16,127)

Financing Activities:

Proceeds from issuance of short-term debt	41,357	77,973
Repayment of debt	(62,329)	(71,752)
Purchase of common shares for treasury	(8,117)	(7,206)
Proceeds from issuance of stock under option plan	1,663	2,537
Excess tax benefits related to stock incentive programs	142	--
Cash dividends paid	(996)	(1,025)
Indemnification proceeds from former parent company	4,500	--

Net cash provided by (used in) financing activities	(23,780)	527

Effect of exchange rate changes on cash and
cash equivalents	883	(3,817)

Net decrease in cash and cash equivalents	(8,169)	(14,786)
Cash and cash equivalents at beginning of period	51,100	105,767

Cash and cash equivalents at end of period	$42,391	$90,981

Supplemental disclosure of cash flow information:
Interest paid	$2,586	$2,449

Income taxes paid	$4,235	$4,717

Non-cash financing activities:
Tax liability on indemnification proceeds
from former parent company	$1,782	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2.  Summary of Significant Accounting Policies

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes and accelerated methods are used for U.S. and certain foreign tax reporting purposes. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of precipitated calcium carbonate ("PCC") production facilities and machinery and equipment pertaining to its natural stone mining and processing plants and its chemical plants are 15 years.

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. As of April 2, 2006, the Company continues to supply PCC at one location at which the PCC contract has expired and one location, representing one unit of PCC production, at which the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The paper company is presently seeking a buyer for its mill and if successful, the Company believes it would continue to supply PCC from its satellite facility. If the Company does not resume production from its satellite facility, we could incur an impairment charge of approximately $0.6 million.

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes and on a percentage depletion basis for tax purposes.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out (FIFO) method.

     Effective January 1, 2006, the Company has adopted SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." As required by this statement, items such as idle facility expense, excessive spoilage, freight, handling costs and re-handling costs are recognized as current period charges. In addition, the allocation of fixed production overheads to the costs of conversion should be based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred. SFAS No. 151 did not have a material impact on our results of operations during the first quarter.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Stripping Costs Incurred During Production

     As further discussed in Note 8 to the condensed consolidated financial statements, effective January 1, 2006, the Company has adopted the consensus of Emerging Issues Task Force ("EITF") Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." Stripping costs are those costs incurred for the removal of waste materials for the purpose of accessing ore body that will be produced commercially. Stripping costs incurred during the production phase of a mine are variable costs that are included in the costs of inventory produced during the period that the stripping costs are incurred.

     Accounting for Stock-Based Compensation

     As further discussed in Note 3 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As provided under the modified prospective method, results for prior periods have not been restated. Prior to its adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method in APB Opinion No. 25 and recognized no compensation expense in its financial statements. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," stock-based compensation was included as a pro-forma disclosure in the notes to the consolidated financial statements.

Note 3.   Stock-Based Compensation

     The Company has a 2001 Stock Award and Incentive Plan (the "2001 Plan"), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payments," using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As provided under the modified prospective method, results for prior periods have not been restated. The cumulative effect of the adoption of SFAS No. 123R did not have a significant impact on the financial statements.

     Net income for the three months ended April 2, 2006, includes $0.5 million in pretax of compensation costs related to stock option expense as a component of marketing and administrative expenses.    The related tax benefit on the non-qualified stock options is $0.1 million.

      Prior to the adoption of SFAS No. 123R, all income tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows. As required under SFAS No. 123, the benefits of tax deductions in excess of the compensation costs recognized for those options are classified as financing inflows on the consolidated statement of cash flows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The following table shows the pro forma effects on net income and earnings per share for the period ended April 3, 2005 had compensation cost been recognized in accordance with SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."
(millions of dollars, except per share amounts)	April 3, 2005

Net income, as reported	$15.2
Add: Stock-based employee compensation
included in reported net income, net of related tax effects	0.1
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(0.5)

Pro forma net income	14.8

Basic EPS
Net income, as reported	$0.74
Pro forma net income	$0.72

Diluted EPS
Net income, as reported	$0.73
Pro forma net income	$0.72

      Disclosures for the period ended April 2, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumptions used in the first quarter of 2006 was approximately 8%.

     The weighted average grant date fair value for stock options granted during the three months ended April 2, 2006 and April 3, 2005 are $20.28 and $24.37, respectively. The weighted average grant date fair value for stock options vested during the first quarter of 2006 was $21.28. The total intrinsic value of stock options exercised during the period ended April 2, 2006 was $1.0 million.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months ended:
	April 2, 2006	April 3, 2005 (pro forma)

Expected life (years)	6.4	7
Interest rate	4.83%	4.33%
Volatility	24.78%	29.35%
Expected dividend yield	0.37%	0.32%

     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, based upon contractual terms, vesting schedules, and expectations of future employee behavior. The expected stock-price volatility is based upon the historical volatility of the Company's stock. The interest rate is based upon the implied yield on U.S. Treasury bills with an equivalent remaining term. Estimated dividend yield is based upon historical dividends paid by the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes stock option activity for the three months ended April 2, 2006:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2006	1,185,765	$45.15
Granted	68,900	54.28
Exercised	(46,050)	36.29
Canceled	(8,381)	33.85

Balance April 2, 2006	1,200,234	$46.09	6.83	$14,788

Exercisable, April 2, 2006	960,109	$43.89	6.56	$13,941

     The aggregate intrinsic value above is before applicable income taxes, based on the Company's closing stock price of $58.41 as of the last business day of the period ended April 2, 2006 had all options been exercised on that date. The weighted intrinsic value of the options exercised during the first quarter was $20.75. As of April 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Nonvested stock option activity for the three months ended April 2, 2006 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2005	260,846	$55.00
Options Granted	68,900	54.28
Options vested	(81,240)	56.89
Options forfeited	(8,381)	33.85

Nonvested options outstanding, April 2, 2006	240,125	$54.89

     The following table summarizes additional information concerning options outstanding at April 2, 2006:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 04/02/06	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 04/02/06	Weighted Average Exercise Price

$ 34.825 - $ 44.156	559,953	3.2	$ 38.89	559,953	$ 38.89
$ 46.625 - $ 53.790	579,081	7.1	$ 51.41	379,752	$ 50.30
$ 55.840 - $ 56.530	61,200	8.8	$ 61.54	20,404	$ 61.49

$ 34.824 - $ 56.330	1,200,234	6.83	$ 46.09	960,109	$ 43.89

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and was being amortized over the estimated average deferral period of approximately five years. Under the provisions of Statement No. 123R, the recognition of unearned compensation is no longer required. Accordingly, in the first quarter of 2006, the balance of Deferred Equity Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. The Company granted 44,400 shares in the first quarter of 2006 and 34,100 shares were granted in the first quarter of 2005. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant.  As of April 2, 2006, there was unrecognized stock-based compensation related to restricted stock of $5.4 million which will be recognized over approximately the next four years. The compensation expense amortized with respect to all units was approximately $0.3 million and $0.2 million for the quarters ended April 2, 2006 and April 3, 2005, respectively, and is included in marketing and administrative expenses. No restricted stock awards were vested as of April 2, 2006.

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value ($)

Unvested balance at December 31, 2005	84,755	54.20
Granted	44,400	54.00
Vested	--	--
Canceled	--	--

Unvested balance at April 2, 2006	129,155	54.13

Note 4.  Earnings Per Share (EPS)

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

	Three Months Ended

Basic EPS (in thousands, except per share data)	April 2, 2006	April 3, 2005

Net income	$12,812	$15,238

Weighted average shares outstanding	19,947	20,530

Basic earnings per share	$0.64	$0.74

	Three Months Ended

Diluted EPS (in thousands, except per share data)	April 2, 2006	April 3, 2005

Net income	$12,812	$15,238

Weighted average shares outstanding	19,947	20,530
Dilutive effect of stock options and stock units	136	268

Weighted average shares outstanding, adjusted	20,083	20,798

Diluted earnings per share	$0.64	$0.73

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The weighted average diluted common shares outstanding for the three months ended April 2, 2006 and April 3, 2005 excludes the dilutive effect of 58,200 options and 3,000 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

     The weighted average diluted common shares outstanding for the three months ended April 2, 2006 includes the dilutive effect of average unearned compensation as required under SFAS No. 123R.

Note 5.   Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	April 2, 2006	December 31, 2005

Raw materials	$54,110	$54,471
Work-in-process	9,611	7,727
Finished goods	35,181	36,264
Packaging and supplies	20,690	20,433

Total inventories	$119,592	$118,895

Note 6.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $53.8 million and $53.6 million as of April 2, 2006 and December 31, 2005, respectively. The net change in goodwill since January 1, 2006 was primarily due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of April 2, 2006 and December 31, 2005 were as follows:
	April 2, 2006		December 31, 2005

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.0	$1.5	$6.0	$1.4
Customer lists	2.9	0.5	2.9	0.4

	$8.9	$2.0	$8.9	$1.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.6 million for each of the next five years through 2010.

     Included in other assets and deferred charges is an intangible asset of approximately $8.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the first quarter of 2006. Estimated amortization as a reduction of sales is as follows: remainder of 2006 - $1.3 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; with smaller reductions thereafter over the remaining lives of the contracts.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There was no charge for impairment during the first quarter of 2006.

Note 8.  Accounting for Stripping Costs

     Effective January 1, 2006, the Company adopted the consensus of Emerging Issues Task Force ("EITF") Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Company had previously deferred stripping costs in excess of the average life of mine stripping ratio and amortized such costs on a unit of production method when the ratio of waste to ore mined is less than the average life of mine stripping ratio. As a result, the Company recorded an after-tax charge of $ 7.1 million to its opening retained earnings and increased its opening inventory by $0.8 million. The following is a reconciliation of our opening retained earnings:
Ending retained earnings, December 31, 2005	$828,591
Adoption of EITF 04-06, net of tax	7,119

Opening retained earnings, January 1, 2006	$821,472

     The change did not have a significant impact on the first quarter 2006 earnings.

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	April 2, 2006	December 31, 2005

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	2,445	3,062
Variable/Fixed Rate Industrial Development Revenue Bonds
Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	9,700	9,700
Other borrowings	1,467	1,442

Total	93,412	94,004
Less: Current maturities	53,700	53,698

Long-term debt	$39,712	$40,306

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     As of April 2, 2006, the Company had $158 million of uncommitted short-term bank credit lines, of which approximately $43 million was in use.

     We have $50 million in Guaranteed Senior Notes due on July 24, 2006, which we expect to refinance, in whole or in part, through a combination of bank loans and/or private placements. Such amount is included in current maturities of long-term debt.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended

	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005

Service cost	$2.1	$1.9	$0.5	$0.4
Interest cost	2.6	2.3	0.5	0.6
Expected return on plan assets	(4.1)	(3.5)	--	--
Amortization of prior service cost	0.1	0.1	--	--
Recognized net actuarial loss	0.9	0.5	0.2	0.2

Net periodic benefit cost	$1.6	$1.3	$1.2	$1.2

Employer Contributions

     The Company expects to contribute $8 million to its pension plan and $3 million to its other post retirement benefit plans in 2006. As of April 2, 2006, $3.5 million has been contributed to the pension fund and approximately $0.7 million has been contributed to the post retirement benefit plans.

Note 11.  Comprehensive Income (Loss)

     The following are the components of comprehensive income:

	Three Months Ended

(thousands of dollars)	April 2, 2006	April 3, 2005

Net income	$12,812	$15,238
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,014	(14,660)
Cash flow hedges:
Net derivative gains (losses) arising during the period	94	390
Reclassification adjustment	(125)	74

Comprehensive income (loss)	$17,795	$1,042

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	April 2, 2006	December 31, 2005

Foreign currency translation adjustments	$2.2	$(2.8)
Minimum pension liability adjustment	(3.0)	(3.0)
Net gain (loss) on cash flow hedges	(0.1)	(0.1)

Accumulated other comprehensive income (loss)	$(0.9)	$(5.9)

Note 12.  Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations" establishes the financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company has asset retirement obligations related to its PCC satellite facilities and its mining properties, both within the Specialty Minerals Segment. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of April 2, 2006:
(thousands of dollars)

Asset retirement liability, December 31, 2005	$10,968
Accretion expense	211
Payments made	(9)
Foreign currency translation	47

Asset retirement liability, April 2, 2006	$11,217

     Approximately $0.5 million is included in other current liabilities and $10.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 2, 2006.

Note 13.  Transaction with Former Parent Company

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the agreements, of on-site environmental conditions relating to activities prior to the closing of the initial public offerings. The Company had asserted to Pfizer a number of indemnification claims pursuant to those agreements during the ten-year period following the closing of the initial public offering. Since the initial public offering, the Company has incurred and expensed approximately $6 million of environmental claims under these agreements. On January 20, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million. Such payment was recorded as additional paid-in-capital, net of its related tax effect.

Note 14.  Non-Operating Income and Deductions
	April 2, 2006	April 3, 2005

Interest income	$514	$344
Interest expense	(1,564)	(999)
Gain on insurance settlement	1,822	--
Foreign exchange gains (losses)	142	(261)
Other deductions	(203)	(302)

Non-operating income (deductions), net	$711	$(1,218)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the first quarter of 2006, the Company recognized an insurance settlement gain of $1.8 million, net of related deductible, for property damage sustained at one of our facilities in 2004 as a result of Hurricane Ivan. Claims submitted to the insurance carrier for damages related to a combination of replacement costs for fixed assets and reimbursement of expenses associated with the clean-up and repairs at the facility. The insurance settlement gain related to the reimbursement of replacement costs for fixed assets in excess of the net book value of such assets.

Note 15.  Segment and Related Information

     Segment information for the three months ended April 2, 2006 was as follows:
	Net Sales

(thousands of dollars)	Three Months Ended

	April 2, 2006	April 3, 2005

Specialty Minerals	$182,453	$169,846
Refractories	83,587	80,970

Total	$266,040	$250,816

	Income from Operations

(thousands of dollars)	Three Months Ended

	April 2, 2006	April 3, 2005

Specialty Minerals	$12,244	$16,350
Refractories	6,720	7,709

Total	$18,964	$24,059

     The carrying amount of goodwill by reportable segment as of April 2, 2006 and December 31, 2005 was as follows:
(thousands of dollars)	Goodwill

	April 2, 2006	December 31, 2005

Specialty Minerals	$15,433	$15,371
Refractories	38,319	38,241

Total	$53,752	$53,612

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
	Three Months Ended

Income before provision for taxes on income and minority interests:	April 2, 2006	April 3, 2005

Income from operations for reportable segments	$18,964	$24,059
Non-operating income (deductions), net	711	(1,218)

Income before provision for taxes on income
and minority interests	$19,675	$22,841

     The Company's sales by product category are as follows:
	Three Months Ended

	April 2, 2006	April 3, 2005

Paper PCC	$128.2	$119.7
Specialty PCC	15.0	14.3
Talc	14.8	14.1
Other Processed Minerals	24.4	21.8
Refractory Products	61.1	64.3
Metallurgical Products	22.5	16.6

Net Sales	$266.0	$250.8

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 2, 2006 and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 2, 2006 and April 3, 2005. These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     As discussed in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Shared-Based Payment," SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," and Emerging Issues Task Force Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry."

KPMG LLP

New York, New York
May 4, 2006

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended

	April 2, 2006	April 3, 2005

Net sales	100.0%	100.0%
Cost of goods sold	79.8	76.9
Marketing and administrative expenses	10.4	10.6
Research and development expenses	2.7	2.9

Income from operations	7.1	9.6

Net income	4.8%	6.1%

Executive Summary

    In the first quarter of 2006 net sales grew 6% over the prior year from $250.8 million to $266.0 million. Foreign exchange had an unfavorable impact on sales of approximately 2 percentage points of growth. Operating income decreased 21% to $19.0 million from $24.1 million in the prior year. Net income decreased 16% to $12.8 million from $15.2 million in 2005.

     The comparison of our operating income and net income in the first quarter has been affected by a number of factors:

.	Unrecovered raw material and energy cost increases;
.	Paper machine and paper mill shutdowns;
.	Accelerated depreciation expense relating to the closure of two satellite PCC plants;
.	SYNSIL® market development costs;
.	Increased bad debt expenses related to a satellite PCC customer bankruptcy;
.	Increased compensation expense relating to the adoption of SFAS No. 123R; and
.	Gain on settlement of insurance claim.

      We face some significant risks and challenges in the future:
.	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to face a difficult business environment, and may experience further shutdowns;
.	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies;
.	Most of our Paper PCC sales are under long-term contracts. The contracts may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
.	We are subject to cost fluctuations on magnesia and talc imported from China, including higher shipping costs and higher cost of other raw materials in both segments;
.	We are experiencing increased energy costs in both of our business segments;
.	Although the SYNSIL® Products family has received favorable reactions from potential customers, this product line is not yet profitable and its commercial viability cannot be assured;
.	The cost of employee benefits, particularly health insurance, have risen significantly in recent years and continues to do so; and
.	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

.	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;
.	Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;
.	Continuing research and development activities for new products, including potential commercialization of a filler-fiber composite technology for the paper industry;
.	Achieving continued market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
.	Continuing our penetration in both business segments into China, including the ramp-up of two four-unit satellite PCC plants through our joint venture with Asia Pulp & Paper (China) Pte. Ltd., and our new manufacturing facility for the Refractories segment, which is projected to commence operations in the second quarter of 2006; and
.	Increasing market penetration in the Refractories segment through high-performance products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     On July 19, 2005, the Company's largest customer, International Paper Company, announced a general plan to restructure certain elements of its businesses. There has been no further release of public information related to this plan that has an immediate impact on our Paper PCC product line and assets.

     On March 21, 2006, we ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1 million in the first quarter of 2006 in connection with this bankruptcy. The paper company is presently seeking a buyer for its mill and, if successful, the Company believes it would continue to supply PCC from its satellite facility. If the Company does not resume production from its satellite facility, we could incur an impairment charge of approximately $0.6 million.

Results of Operations

Sales
(millions of dollars)	First Quarter 2006	% of Total Sales	Growth	First Quarter 2005	% of Total Sales
Net Sales

U.S	$161.8	60.8%	9%	$148.7	59.3%
International	104.2	39.2%	2%	102.1	40.7%

Net sales	$266.0	100.0%	6%	$250.8	100.0%

Paper PCC	$128.2	48.2%	7%	$119.7	47.7%
Specialty PCC	15.0	5.6%	5%	14.3	5.7%

PCC Products	$143.2	53.8%	7%	$134.0	53.4%

Talc	$14.8	5.6%	6%	$14.0	5.6%
Other Processed Minerals	24.4	9.2%	12%	21.8	8.7%

Processed Minerals Products	$39.2	14.8%	9%	$35.8	14.3%

Specialty Minerals Segment	$182.4	68.6%	7%	$169.8	67.7%

Refractory Products	$61.1	23.0%	(5)%	$64.4	25.7%
Metallurgical Products	22.5	8.4%	36%	16.6	6.6%

Refractories Segment	$83.6	31.4%	3%	$81.0	32.3%

Net Sales	$266.0	100.0%	6%	$250.8	100.0%

     Worldwide net sales in the first quarter of 2006 increased 6% from the previous year to $266.0 million. Foreign exchange had an unfavorable impact on sales of approximately $5.8 million or 2 percentage points of growth. Improved demand across most product lines was achieved. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 7% to $182.4 million compared with $169.8 million for the same period in 2005. Sales in the Refractories segment grew 3% over the previous year to $83.6 million. Most of the sales increases in both segments were attributable to higher volumes.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 7% in the first quarter to $143.2 million from $134.0 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 2 percentage points of growth. Paper PCC sales grew 7% to $128.2 million in the first quarter of 2006 from $119.7 million in the prior year. Paper PCC achieved strong sales growth in all regions as total worldwide unit volumes grew 7%. Four percentage points of this growth were attributable to the ramp-up of volumes from our new facilities in China and Germany. Sales of Specialty PCC grew 5% to $15.0 million from $14.3 million in 2005 due to increased sales from our Brookhaven, Mississippi facility.

     Net sales of Processed Minerals products increased 9% in the first quarter to $39.2 million from $35.8 million in the first quarter of 2005. Talc sales increased 6% to $14.8 million from $14.0 million in the prior year due to strong global demand for plastics and automotive ceramics. Other Processed Minerals products increased 12% to $24.4 million from $21.8 million in the prior year due to strong demand from the residential and commercial constructions industries and the ramp-up of SYNSIL® products.

     Net sales in the Refractories segment in the first quarter of 2006 increased 3% to $83.6 million from $81.0 million in the prior year. Foreign currency had an unfavorable impact on sales of approximately 3 percentage points of growth. This segment continues to experience strong sales growth in the metallurgical wire product line. Sales of refractory products and systems to steel and other industrial applications decreased 5 percent to $61.1 million from $64.4 million. Sales of metallurgical products within the Refractories segment increased 36 percent to $22.5 million as compared with $16.6 million in the same period last year. This increase was attributable to the continued strong volume demand worldwide for these products.

     Net sales in the United States grew 9% to $161.8 million in the first quarter of 2006. Strong volumes in the U.S. were attained in all product lines. International sales in the first quarter of 2006 increased 2% to $104.2 million.

Operating Costs and Expenses (millions of dollars)	First Quarter 2006	First Quarter 2005	Growth

Cost of goods sold	$212.2	$193.0	10%
Marketing and administrative	$27.7	$26.6	4%
Research and development	$7.3	$7.2	1%

     Cost of goods sold was 79.8% of sales compared with 76.9% of sales in the prior year. In the Specialty Minerals segment, production margin declined 10% as compared with 7% sales growth. This segment has been affected by unrecovered raw material and energy costs increases, paper machine and paper mill shutdowns, and market development costs associated with our SYNSIL® product line. Collectively, these factors had an adverse impact of approximately $5 million on production margin and operating income. In the Refractories segment, production margin declined 2% as compared with the 3% sales growth.

     Marketing and administrative costs increased 4% in the first quarter to $27.7 million and represented 10.4% of net sales. This was primarily due to increased bad debt expense relating to a customer bankruptcy and increased stock option expense of approximately $0.5 million relating to the adoption of SFAS No. 123R.

     Research and development expenses increased 1% to $7.3 million and represented 2.7% of net sales as compared with 2.9% of net sales in the prior year.
Income from Operations (millions of dollars)	First Quarter 2006	First Quarter 2005	Growth

Income from operations	$19.0	$24.1	(21)%

     Income from operations in the first quarter of 2006 declined 21% to $19.0 million from $24.1 million in the first quarter of 2005. Income from operations represented 7.1% of net sales in the first quarter of 2006 compared with 9.6% in the first quarter of 2005.

     Income from operations for the Specialty Minerals segment declined 25% to $12.2 million and was 6.7% of its net sales. Operating income for this segment was impacted by the aforementioned higher raw material and energy costs increases and paper machine and paper mill shutdowns. Operating income for the Refractories segment declined 13% to $6.7 million and was 8.0% of its net sales as compared with 9.5% of its net sales in 2005. The decline in the operating income ratio was due to a less favorable product mix and additional costs related to new business development activities. In addition, lower sales of refractory products and equipment systems in Europe and Latin America compared with a strong prior year in both regions, and the adverse effects of currencies also contributed to the shortfall.
Non-Operating Deductions	First Quarter	First Quarter
(millions of dollars)	2006	2005	Growth

Non-operating income (deductions), net	$0.7	$(1.2)	*	%

* Percentage not meaningful

     The increase in non-operating income was due primarily to an insurance settlement gain of approximately $1.8 million for property damage sustained at one of the Company's facilities.
Provision for Taxes on Income	First Quarter	First Quarter
(millions of dollars)	2006	2005	Growth

Provision for taxes on income	$6.0	$7.1	(15)%

     The effective tax rate decreased to 30.3% in the first quarter of 2006 from 31.2% in the prior year due to a change in the mix of earnings and an expected lower level of repatriation of foreign earnings in the current year.
Net Income	First Quarter	First Quarter
(millions of dollars)	2006	2005	Growth

Net income	$12.8	$15.2	(16)%

     Net income decreased 16% in the first quarter of 2006 to $12.8 million. Earnings per common share, on a diluted basis, decreased 12% to $0.64 in the first quarter of 2006 as compared with $0.73 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2006 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $39.1 million in the first three months of 2006 as compared with $4.6 million for the same period last year. The increase in cash provided from operations was due to an improvement in working capital when compared with the prior year.

We expect to utilize our cash to support the aforementioned growth strategies.

On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of April 2, 2006, we repurchased 1,233,100 shares of our common stock under this program at an average price of approximately $58.36 per share.

     On January 26, 2006, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of April 2, 2006, there were no shares repurchased under this program.

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

     We have $158 million in uncommitted short-term bank credit lines, of which approximately $43 million was in use at April 2, 2006. We anticipate that capital expenditures for all of 2006 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2006 - $53.7 million; 2007 - $1.9 million; 2008 - $6.8 million; 2009 - $4.4 million; 2010 - $4.6 million; thereafter - $22.6 million.

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

     Although we believe we have been prudent in our plans and assumptions, we cannot guarantee that the outcomes suggested in any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions entitled "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this Quarterly Report.

Recently Issued Accounting Standards

     There are no recently issued Accounting Standards that will impact the Company.

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

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location at which the PCC contract has expired and one location, representing one unit of PCC production where the host mill has provided notice to the Company of its plans to cancel the PCC supply contract upon its expiration in

 2006. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The paper company is presently seeking a buyer for its mill and if successful, the Company believes it would continue to supply PCC from its satellite facility. If the Company does not resume production from its satellite facility, we could incur an impairment charge of approximately $0.6 million.

Accounting for Stock-Based Compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated accordance with the original provisions of SFAS No. 123. As provided under the modified prospective method, results for prior periods have not been restated.

     The Company used the Black-Scholes option pricing model to determine the fair value to stock options on their date of grant. This model is based upon assumptions relating to the volatility of the stock-price, the life of the option, risk-free interest rate and dividend yield. Of these, stock price volatility and option life require greater levels of judgment and are therefore critical accounting estimates.

     We used a stock-price volatility assumption based upon the historical implied volatility of the Company's stock. We feel this is a good indicator of future, actual and implied volatilities. For stock options granted in the three-month period ended April 2, 2006, the Company used a volatility of 24.78%.

     The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted in the three-month period ended April 2, 2006, the Company used a 6.4 year life.

     The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would change approximately $0.1 million in either direction for the three-month period ended April 2, 2006.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.2 million of foreign currencies as of April 2, 2006. These contracts mature between April and June of 2006. The fair value of these instruments at April 2, 2006 was a liability of $0.2 million.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of April 2, 2006, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments during the first quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2005 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 30	--	--	1,084,100	$11,157,291

January 31 - February 27	121,100	$ 54.46	1,205,200	$ 4,562,603

February 28 - April 2	27,900	$ 54.55	1,233,100	$ 3,040,571

Total	149,000	$ 54.47

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares per year over the next three-year period. As of April 2, 2006, the Company had repurchased 1,233,100 shares under this program at an average price of approximately $58.36 per share.

     On January 26, 2006, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of April 2, 2006, there were no shares repurchased under this program.

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

May 4, 2006