Form 10-Q/A
period 2006-04-02
MINERALS TECHNOLOGIES INC
filed 2006-05-10
CIK 891014

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

EXPLANATORY NOTE

         The sole purpose of this Amendment No. 1 to the quarterly report on Form 10-Q for the quarterly period ending April 2, 2006 of Minerals Technologies Inc. (the "Registrant") is to file Exhibit 15, which is an acknowledgement of the Registrant's independent registered public accounting firm. Exhibit 15 was inadvertently omitted from the Registrant's Form 10-Q for the quarterly period ended April 2, 2006 originally filed on May 8, 2006. This Amendment No. 1 does not otherwise amend any of the disclosure contained in the original Form 10-Q filed on May 8, 2006.

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.*

__________
* Previously filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and Chief Financial Officer (principal financial officer)

Dated: May 10, 2006