Form 10-Q
period 2006-07-02
MINERALS TECHNOLOGIES INC
filed 2006-08-07
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

or

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES _____	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 21, 2006 19,621,644

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months Ended		Six Months Ended

(in thousands, except per share data)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	$266,486	$244,734	$532,526	$495,550
Operating costs and expenses:
Cost of goods sold	210,527	193,339	422,711	386,324
Marketing and administrative expenses	27,241	23,263	54,914	49,881
Research and development expenses	7,861	7,322	15,080	14,476

Income from operations	20,857	20,810	39,821	44,869
Non-operating income (deductions), net	1,572	1,259	861	2,477

Income before provision for taxes
on income and minority interests	19,285	19,551	38,960	42,392
Provision for taxes on income	5,842	6,101	11,804	13,227
Minority interests	873	316	1,774	793

Net income	$12,570	$13,134	$25,382	$28,372

Earnings per share:
Basic earnings per share	$0.63	$0.64	$1.28	$1.38

Diluted earnings per share	$0.63	0.63	$1.27	$1.36

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	19,836	20,573	19,892	20,551
Diluted	19,994	20,836	20,039	20,814

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(thousands of dollars)	July 2, 2006*	December 31, 2005**

Current assets:
Cash and cash equivalents	$50,770	$51,100
Short-term investments, at cost which approximates market	8,135	2,350
Accounts receivables, net	196,150	184,272
Inventories	121,531	118,895
Prepaid expenses and other current assets	17,882	20,583

Total current assets	394,468	377,200

Property, plant and equipment, less accumulated depreciation and depletion - July 2, 2006 - $794,923; December 31, 2005 - $751,553	637,008	628,745
Goodwill	54,280	53,612
Prepaid benefit cost	67,344	67,795
Other assets and deferred charges	28,760	28,951

Total assets	$1,181,860	$1,156,303

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$62,342	$62,847
Current maturities of long-term debt	53,160	53,698
Accounts payable	62,905	61,323
Other current liabilities	59,044	53,384

Total current liabilities	237,451	231,252

Long-term debt	38,639	40,306
Other non-current liabilities	116,143	113,583

Total liabilities	392,233	385,141

Shareholders' equity:
Common stock	2,806	2,800
Additional paid-in capital	265,152	261,159
Deferred compensation	--	(3,263)
Retained earnings	844,868	828,591
Accumulated other comprehensive income (loss)	8,843	(5,879)

	1,121,669	1,083,408

Less treasury stock	(332,042)	(312,246)

Total shareholders' equity	789,627	771,162

	$1,181,860	$1,156,303

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended

(thousands of dollars)	July 2, 2006	July 3, 2005

Operating Activities:

Net income	$25,382	$28,372
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	41,577	35,830
Tax benefits related to stock incentive programs	363	2,102
Other non-cash items	5,400	3,022
Net changes in operating activities	(2,285)	(37,846)

Net cash provided by operating activities	70,437	29,378

Investing Activities:

Purchases of property, plant and equipment	(51,800)	(53,959)
Proceeds from sale of short-term investments	2,350	7,200
Purchases of short-term investments	(8,135)	--
Proceeds from settlement of insurance claim	2,398	--
Other	330	43

Net cash used in investing activities	(54,857)	(46,716)

Financing Activities:

Proceeds from issuance of short-term debt	112,280	154,420
Repayment of debt	(114,911)	(127,091)
Purchase of common shares for treasury	(19,796)	(24,140)
Proceeds from issuance of stock under option plan	2,180	8,352
Excess tax benefits related to stock incentive programs	144	--
Cash dividends paid	(1,986)	(2,058)
Indemnification proceeds from former parent company	4,500	--

Net cash provided by (used in) financing activities	(17,589)	9,483

Effect of exchange rate changes on cash and
cash equivalents	1,679	(6,721)

Net decrease in cash and cash equivalents	(330)	(14,576)
Cash and cash equivalents at beginning of period	51,100	105,767

Cash and cash equivalents at end of period	$50,770	$91,191

Supplemental disclosure of cash flow information:
Interest paid	$3,693	$3,477

Income taxes paid	$12,354	$11,655

Non-cash Financing Activities:
Tax liability on indemnification proceeds
from former parent company	$1,782	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. As of July 2, 2006, the Company continues to supply PCC at one location at which the PCC contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill has since been sold to Flambeau River Papers, LLC and we anticipate production from our satellite PCC facility to resume in the third quarter.

     In April 2006, the Company ceased operation of a one-unit satellite PCC facility in Hadera, Israel.

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

     Effective January 1, 2006, the Company has adopted SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." As required by this statement, items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. In addition, the allocation of fixed production overheads to the costs of conversion should be based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred. SFAS No. 151 did not have a material impact on our results of operations during the second quarter or six months as of 2006.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Net income for the three-month and six-month periods ended July 2, 2006 include $0.6 million and $1.1 million, respectively, in pretax compensation costs related to stock option expense as a component of marketing and administrative expenses.    The related tax benefit on the non-qualified stock options is $0.1 million and $0.2 million, respectively, for three months and six months ended July 2, 2006.

      Prior to the adoption of SFAS No. 123R, all income tax benefits resulting from the exercise of stock options were presented as operating cash inflows in the consolidated statements of cash flows. As required under SFAS No. 123R, the benefits of tax deductions in excess of the tax benefit of compensation costs recognized or would have been recognized under SFAS No. 123 for those options are classified as financing inflows on the consolidated statement of cash flows.

      The following table shows the pro forma effects on net income and earnings per share for the period ended July 3, 2005 had compensation cost been recognized in accordance with SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."
	Three Months Ended	Six Months Ended

(in millions, except per share data)	July 3, 2005	July 3, 2005

Net income, as reported	$13.1	$28.4
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	0.2	0.3
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(0.6)	(1.1)

Pro forma net income	$12.7	$27.6

Basic EPS
Net income, as reported	$0.64	$1.38
Pro forma net income	$0.62	$1.34

Diluted EPS

Net income, as reported	$0.63	$1.36
Pro forma net income	$0.61	$1.33

      Disclosures for the period ended July 2, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumptions used in the second quarter and first half of 2006 was approximately 8%.

     The weighted average grant date fair value for stock options granted during the six months ended July 2, 2006 and July 3, 2005 are $18.98 and $23.66, respectively. The weighted average grant date fair value for stock options vested during the first half of 2006 was $20.84. The total intrinsic value of stock options exercised during the three-month and six-month periods ended July 2, 2006 was $0.2 million and $1.1 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the six months ended:
	July 2, 2006	July 3, 2005 (pro forma)

Expected life (years)	6.4	7
Interest rate	4.68%	3.92%
Volatility	24.78%	29.16%
Expected dividend yield	0.35%	0.32%

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

     The following table summarizes stock option activity for the six months ended July 2, 2006:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2006	1,185,765	$45.15
Granted	78,200	54.85
Exercised	(57,482)	37.87
Canceled	(9,316)	35.87

Balance July 2, 2006	1,197,167	$46.20	5.18	$6,944

Exercisable, July 2, 2006	968,612	$44.00	3.25	$7,749

     The aggregate intrinsic value above is before applicable income taxes, based on the Company's closing stock price of $52.00 as of the last business day of the period ended July 2, 2006 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during the second quarter and first half of 2006 was $14.33 and $19.47, respectively. As of July 2, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.0 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the six months ended July 2, 2006 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2005	260,846	$55.00
Options Granted	78,200	54.85
Options vested	(109,555)	53.74
Options forfeited	(936)	53.89

Nonvested options outstanding, July 2, 2006	228,555	$55.55

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes additional information concerning options outstanding at July 2, 2006:
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 07/02/06	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 07/02/06	Weighted Average Exercise Price

$34.825 - $44.156	554,323	2.9	$38.89	554,323	$38.89
$46.625 - $54.225	572,344	6.9	$51.44	393,385	$50.27
$55.840 - $66.000	70,500	8.7	$61.22	20,904	$61.48

$34.825 - $66.000	1,197,167	5.2	$46.20	968,612	$44.00

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the 2001 Plan). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and was being amortized over the estimated average deferral period of approximately five years. Under the provisions of Statement No. 123R, the recognition of unearned compensation is no longer required. Accordingly, in the first quarter of 2006, the balance of Deferred Equity Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. The Company granted 5,200 and 49,500 shares in the three-month and six-month periods ended July 2, 2006, respectively. The Company granted 34,100 shares during the six month-period ended July 3, 2005. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant. As of July 2, 2006, there was unrecognized stock-based compensation related to restricted stock of $5.2 million which will be recognized over approximately the next four years. The compensation expense amortized with respect to all units was approximately $0.3 million and $0.7 million for the three and six-month periods ended July 2, 2006, respectively. Compensation expense amortized during the three and six-month periods ended July 3, 2005 was $0.2 million and $0.4 million, respectively. Such costs are included in marketing and administrative expenses. 255 restricted stock shares were vested as of July 2, 2006.

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2005	84,755	$56.01
Granted	50,300	$54.91
Vested	(255)	$39.30
Canceled	--	$--

Unvested balance at July 2, 2006	134,800	$55.61

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
	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Basic EPS
(in thousands, except per share data)
Net income	$12,570	$13,134	$25,382	$28,372

Weighted average shares outstanding	19,836	20,573	19,892	20,551

Basic earnings per share	$0.63	$0.64	$1.28	$1.38

	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Diluted EPS
(in thousands, except per share data)
Net income	$12,570	$13,134	$25,382	$28,372

Weighted average shares outstanding	19,836	20,573	19,892	20,551
Dilutive effect of stock options and stock units	158	263	147	263

Weighted average shares outstanding, adjusted	19,994	20,836	20,039	20,814

Diluted earnings per share	$0.63	$0.63	$1.27	$1.36

     The weighted average diluted common shares outstanding for the three months and six months ended July 2, 2006 and July 3, 2005 excludes the dilutive effect of 70,500 options and 53,700 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

     The weighted average diluted common shares outstanding for the six months ended July 2, 2006 includes the effect of average unearned compensation as required under SFAS No. 123R.

Note 5.   Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	July 2, 2006	December 31, 2005

Raw materials	$54,832	$54,471
Work-in-process	9,561	7,727
Finished goods	36,027	36,264
Packaging and supplies	21,111	20,433

Total inventories	$121,531	$118,895

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

     The carrying amount of goodwill was $54.3 million and $53.6 million as of July 2, 2006 and December 31, 2005, respectively. The net change in goodwill since January 1, 2006 was primarily due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of July 2, 2006 and December 31, 2005 were as follows:
	July 2, 2006		December 31, 2005

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.0	$1.6	$6.0	$1.4
Customer lists	2.9	0.5	2.9	0.4

	$8.9	$2.1	$8.9	$1.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.6 million for each of the next five years through 2010.

     Included in other assets and deferred charges is an intangible asset of approximately $8.2 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the second quarter of 2006. Estimated amortization as a reduction of sales is as follows: remainder of 2006 - $0.9 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 7.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no charges for impairment during the first half of 2006.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a reconciliation of opening retained earnings:
Ending retained earnings, December 31, 2005	$828,591
Adoption of EITF 04-06, net of tax	7,119

Opening retained earnings, January 1, 2006	$821,472

     The change did not have a significant impact on earnings in the second quarter or first half of 2006.

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	July 2, 2006	December 31, 2005

7.49% Guaranteed Senior Notes Due July 24, 2006	$50,000	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	1,854	3,062
Variable/Fixed Rate Industrial Development Revenue Bonds
Due 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	8,811	9,700
Other borrowings	1,334	1,442

Total	91,799	94,004
Less: Current maturities	53,160	53,698

Long-term debt	$38,639	$40,306

     As of July 2, 2006, the Company had $172 million of uncommitted short-term bank credit lines, of which approximately $62 million was in use.

     The Company has $50 million in Guaranteed Senior Notes due on July 24, 2006, which we will refinance through our uncommitted short-term bank credit lines. Such amount is included in current maturities of long-term debt.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Service cost	$2.0	$1.8	$4.1	$3.7
Interest cost	2.4	2.2	5.0	4.5
Expected return on plan assets	(3.7)	(3.4)	(7.8)	(6.9)
Amortization of prior service cost	0.1	0.1	0.4	0.2
Recognized net actuarial loss	0.9	0.5	1.7	1.0
SFAS No. 88 settlement	--	0.1	--	0.1

Net periodic benefit cost	$1.7	$1.3	$3.4	$2.6

(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Service cost	$0.5	$0.5	$0.9	$0.9
Interest cost	0.5	0.5	1.0	1.1
Recognized net actuarial loss	0.2	0.2	0.5	0.4

Net periodic benefit cost	$1.2	$1.2	$2.4	$2.4

Employer Contributions

     The Company expects to contribute $8 million to its pension plan and $3 million to its other post retirement benefit plans in 2006. As of July 2, 2006, $4.3 million has been contributed to the pension plans and approximately $1.5 million has been contributed to the post retirement benefit plans.

Note 11.  Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

(millions of dollars)	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net income	$12.6	$13.1	$25.4	$28.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.7	(19.2)	14.7	(33.9)
Cash flow hedges:
Net derivative gains (losses) arising during the period	--	(0.3)	0.1	0.1
Reclassification adjustment	0.1	0.3	--	0.4

Comprehensive income (loss)	$22.4	$(6.1)	$40.2	$(5.0)

     The components of accumulated other comprehensive income (loss) , net of related tax, are as follows:
(millions of dollars)	July 2, 2006	December 31, 2005

Foreign currency translation adjustments	$11.8	$(2.8)
Minimum pension liability adjustment	(3.0)	(3.0)
Net gain (loss) on cash flow hedges	--	(0.1)

Accumulated other comprehensive income (loss)	$8.8	$(5.9)

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

     The following is a reconciliation of asset retirement obligations as of July 2, 2006:
(thousands of dollars)

Asset retirement liability, December 31, 2005	$10,968
Accretion expense	336
Payments made	(14)
Foreign currency translation	129

Asset retirement liability, July 2, 2006	$11,419

     Approximately $0.2 million is included in other current liabilities and $11.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2006.

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

Note 14.  Non-Operating Income and Deductions
	Three Months Ended				Six Months Ended

(thousands of dollars)		July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005

Interest income		$264		$401		$779		$744
Interest expense		(1,700)		(1,295)		(3,264)		(2,294)
Gain on insurance settlement		--		--		1,822		--
Foreign exchange gains (losses)		83		(269)		225		(530)
Other deductions		(219)		(96)		(423)		(397)

Non-operating deductions, net	$	(1,572)	$	(1,259)	$	(861)	$	(2,477)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Segment and Related Information

     Segment information for the three and six-month periods ended July 2, 2006 was as follows:
Net Sales
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Specialty Minerals	$179,624	$160,672	$362,077	$330,518
Refractories	86,862	84,062	170,449	165,032

Total	$266,486	$244,734	$532,526	$495,550

Income from Operations
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3,2005

Specialty Minerals	$13,240	$12,191	$25,484	$28,541
Refractories	7,617	8,619	14,337	16,328

Total	$20,857	$20,810	$39,821	$44,869

     The carrying amount of goodwill by reportable segment as of July 2, 2006 and December 31, 2005 was as follows:
Goodwill
(thousands of dollars)	July 2, 2006	December 31, 2005

Specialty Minerals	$15,835	$15,371
Refractories	38,445	38,241

Total	$54,280	$53,612

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income Before Provision For Taxes on
Income and Minority Interests
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Income from operations for reportable segments	$20,857	$20,810	$39,821	$44,869
Non-operating deductions, net	1,572	1,259	861	2,477

Income before provision for taxes on income
and minority interests	$19,285	$19,551	$38,960	$42,392

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:
	Sales by Product Category

(thousands of dollars)	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Paper PCC	$123,672	$108,781	$251,887	$228,479
Specialty PCC	14,149	14,141	29,159	28,458
Talc	16,104	13,704	30,930	27,742
Other Processed Minerals	25,699	24,046	50,101	45,839
Refractory Products	66,060	59,586	127,102	123,920
Metallurgical Products	20,802	24,476	43,347	41,112

Net Sales	$266,486	$244,734	$532,526	$495,550

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 2, 2006 and the related condensed consolidated statements of income for the three-month and six-month periods ended July 2, 2006 and July 3, 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2006 and July 3, 2005. These condensed consolidated financial statements are the responsibility of the company's management.

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
August 3, 2006

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0	79.0	79.4	77.9
Marketing and administrative expenses	10.2	9.5	10.3	10.1
Research and development expenses	3.0	3.0	2.8	2.9

Income from operations	7.8	8.5	7.5	9.1

Net income	4.7%	5.4%	4.8%	5.7%

Executive Summary

    Consolidated sales for the second quarter of 2006 grew 9% over the prior year to $266.5 million. Foreign exchange had a minimal unfavorable impact on sales growth. Income from operations reflected only a slight improvement over the prior year. Net income decreased 4% to $12.6 million from $13.1 million in the prior year.

     The comparison of our operating income and net income in the second quarter has been affected by the following:
•	Unrecovered raw material and energy cost increases;
•	Decreased margins in the metallurgical product line;
•	Paper mill and paper machine shutdowns affecting several satellite PCC facilities;
•	SYNSIL® market development and ramp-up costs;
•	Increased bad debt expenses; and
•	Increased compensation expense relating to the adoption of SFAS No. 123R.

     The above factors were partially mitigated by the following:
•	Improved operations in Finland resulting from the settlement of the paper industry labor actions in the prior year;
•	Improved operations in our satellite PCC facilities in China;
•	Increased profitability due to strong demand in the refractories product and systems product line; and
•	Ramp-up of our European coating program.

      We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience further shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are under long-term contracts. The contracts may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly on magnesia and talc imported from China;
•	We have experienced increased energy costs in both of our business segments that we may not be able to pass through to our customers in a timely manner;
•	Although the SYNSIL® Products family has received favorable reactions from current and potential customers, this product line is not yet profitable and its commercial viability cannot be assured;
•	The cost of employee benefits, particularly health insurance, has risen significantly in recent years and continues to do so; and
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both free sheet and groundwood mills;
•	Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;
•	Continuing research and development activities for new products, including support for potential commercialization of a filler-fiber composite technology for the paper industry;
•	Achieving continued market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
•	Continuing our penetration in both business segments in emerging markets, including our new manufacturing facility for the Refractories segment in China; and
•	Increasing market penetration in the Refractories segment through high-performance products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     On July 19, 2005, the Company's largest customer, International Paper Company, announced a general plan to restructure certain elements of its businesses. There has been no further release of public information that has a direct impact on our Paper PCC product line and assets.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill has since been sold to Flambeau River Papers, LLC and we anticipate production from our satellite PCC facility will resume in the third quarter.

     As expected, in April 2006, the Company ceased operation of a one-unit satellite PCC facility in Hadera, Israel.

Results of Operations

Sales
(millions of dollars)	Second Quarter 2006	% of Total Sales	Growth	Second Quarter 2005	% of Total Sales
Net Sales

U.S	$160.1	60.1%	8%	$148.9	60.9%
International	106.4	39.9%	11%	95.8	39.1%

Net sales	$266.5	100.0%	9%	$244.7	100.0%

Paper PCC	$123.7	46.4%	14%	$108.8	44.5%
Specialty PCC	14.1	5.3%	0%	14.1	5.8%

PCC Products	$137.8	51.7%	12%	$122.9	50.3%

Talc	$16.1	6.0%	18%	$13.7	5.6%
Other Processed Minerals	25.7	9.7%	7%	24.1	9.8%

Processed Minerals Products	$41.8	15.7%	11%	$37.8	15.4%

Specialty Minerals Segment	$179.6	67.4%	12%	$160.7	65.7%

Refractory Products	$66.1	24.8%	11%	$59.5	24.3%
Metallurgical Products	20.8	7.8%	(15)%	24.5	10.0%

Refractories Segment	$86.9	32.6%	3%	$84.0	34.3%

Net Sales	$266.5	100.0%	9%	$244.7	100.0%

     Worldwide net sales in the second quarter of 2006 increased 9% from the previous year to $266.5 million. Foreign exchange had a minimal unfavorable impact on sales. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 12% to $179.6 million compared with $160.7 million for the same period in 2005. Sales in the Refractories segment grew 3% over the previous year to $86.9 million. Most of the sales increases in both segments were attributable to higher volumes.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 12% in the second quarter to $137.8 million from $122.9 million in the prior year. Paper PCC sales grew 14% to $123.7 million in the second quarter of 2006 from $108.8 million in the prior year. Paper PCC achieved strong sales growth in all regions as total worldwide unit volumes grew 11%. Four percentage points of this growth were attributable to the ramp-up of volumes from our new facilities in China and Germany and 3 percentage points of growth were due to the resumption of operations in Finland affected by the labor industry actions in the prior year. Strong demand and satellite PCC expansions more than offset volume losses associated with the paper mill and paper machine shutdowns.

     Net sales of Processed Minerals products increased 11% in the second quarter to $41.8 million from $37.8 million in the second quarter of 2005. Talc sales increased 18% to $16.1 million from $13.7 million in the prior year due to strong global demand for plastics and consumer related markets. Other Processed Minerals products increased 7% to $25.7 million from $24.0 million in the prior year due to strong regional demand from the residential and commercial construction industries and the ramp-up of SYNSIL® products.

     Net sales in the Refractories segment in the second quarter of 2006 increased 3% to $86.9 million from $84.0 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 11% to $66.1 million from $59.5 million due to strong demand worldwide in this product line. Sales of metallurgical products within the Refractories segment decreased 15% to $20.8 million as compared with $24.5 million in the same period last year. The decline in sales was primarily attributable to lower prices as a result of a reduction in the cost of raw materials for this product line that is passed through to the customers.

     Net sales in the United States grew 8% to $160.1 million in the second quarter of 2006. Strong volumes in the U.S. were attained in most product lines. International sales in the second quarter of 2006 increased 11% to $106.4 million.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2006	Second Quarter 2005	Growth

Cost of goods sold	$210.5	$193.3	9%
Marketing and administrative	$27.2	$23.3	17%
Research and development	$7.9	$7.3	7%

     Consolidated cost of goods sold was 79.0% of sales, the same percentage as in the prior year. In the Specialty Minerals segment, sales grew 12% while production margins only increased 10%. This segment has been affected by unrecovered raw material and energy costs increases, paper mill and paper machine shutdowns, and market development and ramp-up costs associated with our SYNSIL® product line. Collectively, these factors had an adverse impact of approximately $5 million on production margin and operating income. The prior year's production margin was also affected by several adverse factors including a labor dispute in Finland, start-up and ramp-up costs in China and the European coating development. These items improved in the current year and partially mitigated the aforementioned adverse impact on production margin. In the Refractories segment, production margin increased 7% as compared with the 3% sales growth. Increased production margins in the refractory products and systems product line more than offset the decreased margins in the metallurgical product line.

     Marketing and administrative costs increased 17% in the second quarter to $27.2 million and represented 10.2% of net sales. This was primarily due to increased worldwide infrastructure costs, increased bad debt expenses of $1.1 million and other employee benefits, including increased stock option expense of approximately $0.6 million relating to the adoption of SFAS No. 123R. The provision for bad debts was $0.3 million in the second quarter of 2006. In 2005, recoveries of bad debt were in excess of provisions.

     Research and development expenses increased 8% to $7.9 million and represented 3.0% of net sales, the same as the prior year.
Income from Operations (millions of dollars)	Second Quarter 2006	Second Quarter 2005	Growth

Income from operations	$20.9	$20.8	--%

     Income from operations in the second quarter of 2006 was essentially the same as in the prior year. Income from operations represented 7.8% of net sales in the second quarter of 2006 compared with 8.5% in the second quarter of 2005.

     Income from operations for the Specialty Minerals segment increased 9% to $13.3 million and was 7.4% of its net sales as compared with 7.6% of its net sales in the prior year. Operating income for the Refractories segment declined 12% to $7.6 million and was 8.8% of its net sales as compared with 10.3% of its net sales in 2005. The decline in the operating income ratio was primarily attributable to lower margins in the metallurgical product line.
Non-Operating Deductions	Second Quarter	Second Quarter
(millions of dollars)	2006	2005	Growth

Non-operating deductions, net	$1.6	$1.3	23%

     The increase in non-operating deductions was due primarily to increased net interest expense.
Provision for Taxes on Income	Second Quarter	Second Quarter
(millions of dollars)	2006	2005	Growth

Provision for taxes on income	$5.8	$6.1	(4)%

     The effective tax rate decreased to 30.3% the second quarter of 2006 from 31.2% in the prior year due to a change in the mix of earnings and an expected lower level of repatriation of foreign earnings in the current year.
Net Income	Second Quarter	Second Quarter
(millions of dollars)	2006	2005	Growth

Net income	$12.6	$13.1	(4)%

     Net income decreased 4% in the second quarter of 2006 to $12.6 million. Earnings per common share, on a diluted basis were $0.63 in the second quarter of 2006, the same as in the prior year.

Six months ended July 2, 2006 as compared with six months ended July 3, 2005
(millions of dollars)	First Half 2006	% of Total Sales	Growth	First Half 2005	% of Total Sales
Net Sales

U.S	$321.9	60.4%	8%	$297.6	60.1%
International	210.6	39.6%	6%	197.9	39.9%

Net sales	$532.5	100.0%	7%	$495.5	100.0%

Paper PCC	$251.9	47.3%	10%	$228.5	46.1%
Specialty PCC	29.2	5.5%	3%	28.4	5.7%

PCC Products	$281.1	52.8%	9%	$256.9	51.8%

Talc	$30.9	5.8%	12%	$27.7	5.6%
Other Processed Minerals	50.1	9.4%	9%	45.9	9.3%

Processed Minerals Products	$81.0	15.2%	10%	$73.6	14.9%

Specialty Minerals Segment	$362.1	68.0%	10%	$330.5	66.7%

Refractory Products	$127.1	23.9%	3%	$123.9	25.0%
Metallurgical Products	43.3	8.1%	5%	41.1	8.3%

Refractories Segment	$170.4	32.0%	3%	$165.0	33.3%

Net Sales	$532.5	100.0%	7%	$495.5	100.0%

     Worldwide net sales in the first half of 2006 increased 7% from the previous year to $532.5 million. Foreign exchange had an unfavorable impact on sales of approximately $6.1 million or 1 percentage point of growth. Improved demand across most product lines was realized. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 10% to $362.1 million compared with $330.5 million for the same period in 2005. This growth was due to a combination of higher prices passed through to customers and increased volume. Sales in the Refractories segment grew 3% over the previous year to $170.4 million. The sales increase was primarily attributable to higher volumes.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 9% in the first half to $281.1 million from $256.9 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 1 percentage point of growth. Paper PCC sales grew 10% to $251.9 million in the first half of 2006 from $228.5 million in the prior year. Paper PCC achieved strong sales growth in all regions as total worldwide unit volumes grew 9%. Four percentage points of this growth were attributable to the ramp-up of volumes from our new facilities in China and Germany. Sales of Specialty PCC grew 3% to $29.2 million from $28.4 million in 2005 due to increased sales in the plastics industry.

     Net sales of Processed Minerals products increased 10% in the first half to $81.0 million from $73.6 million in the first half of 2005. Talc sales increased 12% to $30.9 million from $27.7 million in the prior year due to strong global demand for plastics and consumer related markets. Other Processed Minerals products increased 9% to $50.1 million from $45.9 million in the prior year due to strong demand from the residential and commercial construction industries and the ramp-up of SYNSIL® products.

     Net sales in the Refractories segment in the first half of 2006 increased 3% to $170.4 million from $165.0 million in the prior year. Foreign currency had an unfavorable impact on sales of approximately 2 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 3 percent to $127.2 million from $123.9 million. Sales of metallurgical products within the Refractories segment increased 5 percent to $43.3 million as compared with $41.1 million in the same period last year. This growth was primarily attributable to worldwide volume increases for these products.

     Net sales in the United States grew 8% to $321.9 million in the first half of 2006. Strong volumes in the U.S. were attained in all product lines. International sales in the first half of 2006 increased 6% to $210.6 million.

Operating Costs and Expenses (millions of dollars)	First Half 2006	First Half 2005	Growth

Cost of goods sold	$422.7	$386.3	9%
Marketing and administrative	$54.9	$49.9	10%
Research and development	$15.1	$14.5	4%

     Cost of goods sold was 79.4% of sales compared with 77.9% of sales in the prior year. In the Specialty Minerals segment, production margin declined 1% as compared with 10% sales growth. This segment has been affected by unrecovered raw material and energy costs increases, paper machine and paper mill shutdowns, and market development costs associated with our SYNSIL® product line. In the Refractories segment, production margin increased 2% as compared with the 3% sales growth.

     Marketing and administrative costs increased 10% in the first half to $54.9 million and represented 10.3% of net sales. This was primarily due to increased worldwide infrastructure costs, increased bad debt expenses of $1.6 million, primarily related to a customer bankruptcy and other employee benefits, including increased stock option expense of approximately $1.1 million relating to the adoption of SFAS No. 123R.

     Research and development expenses increased 4% to $15.1 million and represented 2.8% of net sales as compared with 2.9% of net sales in the prior year.
Income from Operations (millions of dollars)	First Half 2006	First Half 2005	Growth

Income from operations	$39.8	$44.9	(11)%

     Income from operations in the first half of 2006 declined 11% to $39.8 million from $44.9 million in the first half of 2005. Income from operations represented 7.5% of net sales in the first half of 2006 compared with 9.1% in the first half of 2005.

     Income from operations for the Specialty Minerals segment declined 11% to $25.5 million and was 7.0% of its net sales as compared with 8.6% of its net sales in the prior year. Operating income for this segment was impacted by the previously mentioned higher raw material and energy costs increases, market development and ramp-up costs associated with our SYNSIL® product line, and paper machine and paper mill shutdowns. Operating income for the Refractories segment declined 12% to $14.3 million and was 8.4% of its net sales as compared with 9.9% of its net sales in 2005. The decline in the operating income ratio was due to lower margins in the metallurgical product line, and additional costs related to new business development activities.

Non-Operating Deductions	First Half	First Half
(millions of dollars)	2006	2005	Growth

Non-operating deductions, net	$0.9	$2.5	(64)%

     The decrease in non-operating deductions was due primarily to an insurance settlement gain of approximately $1.8 million for property damage sustained at one of the Company's facilities.
Provision for Taxes on Income	First Half	First Half
(millions of dollars)	2006	2005	Growth

Provision for taxes on income	$11.8	$13.2	(11)%

     The effective tax rate decreased 0.9 percentage point in the first half of 2006 to 30.3% from 31.2% in the prior year. This was due to a change in the mix of earnings and an expected lower level of repatriation of foreign earnings in the current year.
Net Income	First Half	First Half
(millions of dollars)	2006	2005	Growth

Net income	$25.4	$28.4	(11)%

     Net income decreased 11% in the first half of 2006 to $25.4 million. Earnings per common share, on a diluted basis, decreased 7% to $1.27 in the second quarter of 2006 as compared with $1.36 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2006 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $70.4 million in the first six months of 2006 as compared with $29.4 million for the same period last year. The increase in cash provided from operations was due to an improvement in working capital when compared with the prior year.

We expect to utilize our cash to support the previously mentioned growth strategies.

On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of July 2, 2006, the Company had repurchased 1,286,828 shares under this program at an average price of $55.28 per share. This program has been completed.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of July 2, 2006, we repurchased 154,572 shares of our common stock at an average price of $55.89 per share under this program.

     On April 26, 2006, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     Subsequent to July 2, 2006, we refinanced the $50 million in Guaranteed Senior Notes that were due on July 24, 2006 through our uncommitted short-term bank credit lines.

     We have $172 million in uncommitted short-term bank credit lines, of which approximately $62 million was in use at July 2, 2006. We anticipate that capital expenditures for all of 2006 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2006 - $52.1 million; 2007 - $1.3 million; 2008 - $6.8 million; 2009 - $4.4 million; 2010 - $4.6 million; thereafter - $22.6 million.

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

Recently Issued Accounting Standards

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation provides recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this interpretation on its financial statements.

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

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill was since sold to Flambeau River Papers, LLC and we anticipate production from our satellite PCC facility to resume in the third quarter.

     In April 2006, the Company ceased operation of a one-unit satellite PCC facility in Hadera, Israel.

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

     We used a stock-price volatility assumption based upon the historical implied volatility of the Company's stock. We feel this is a good indicator of future, actual and implied volatilities. For stock options granted in the six-month period ended July 2, 2006, the Company used a volatility of 24.78%.

     The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted in the six-month period ended July 2, 2006, the Company used a 6.4 year life.

     The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would change approximately $0.1 million in either direction for the six-month period ended July 2, 2006.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have no open forward exchange contracts as of July 2, 2006.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of July 2, 2006, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments during the second quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2006 and in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors during the second quarter since those reported in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, and in our 2005 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 3 - April 30	--	--	1,233,100	$3,040,571

May 1 - May 22	53,728	$56.59	1,286,828	$--

May 22 - May 28	35,272	$56.52	35,272	$73,006,637

May 29 - July 2	119,300	$55.70	154,572	$66,361,351

Total	208,300	$56.07

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of July 2, 2006, the Company had repurchased 1,286,828 shares under this program at an average price of approximately $58.28 per share. This program has been completed.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of July 2, 2006, 154,572 shares were repurchased under this program at an average price of approximately $55.89 per share.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 24, 2006, the following two items were submitted to a vote of the stockholders of the Company:
1.	Votes regarding the election of three directors for a term expiring in 2009 were as follows:
Term Expiring in 2009	Votes For	Votes Withheld
Kristina M. Johnson	18,351,038	798,692
Michael F. Pasquale	18,302,898	846,832
John T. Reid	17,634,963	1,514,767

2.	Votes regarding ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the 2006 fiscal year were as follows:

19,027,376 115,620 6,734	Votes for approval Votes against Abstentions

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and Chief Financial Officer (principal financial officer)

August 3, 2006