Form 10-Q/A
period 2006-07-02
MINERALS TECHNOLOGIES INC
filed 2006-08-07
CIK 891014

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

EXPLANATORY NOTE

         The sole purpose of this Amendment No. 1 to the quarterly report on Form 10-Q for the quarterly period ending July 2, 2006 of Minerals Technologies Inc. (the "Registrant") is to file Exhibit 32, which was inadvertently omitted from the Registrant's Form 10-Q for the quarterly period ended July 2, 2006 originally filed on August 7, 2006. This Amendment No. 1 does not otherwise amend the original Form 10-Q.

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.*
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.*

__________
* Previously filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and Chief Financial Officer (principal financial officer)

Dated: August 7, 2006