Form 10-Q
period 2006-10-01
MINERALS TECHNOLOGIES INC
filed 2006-11-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 25, 2006 19,153,134

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	$265,324	$246,830	$797,850	$742,380
Operating costs and expenses:
Cost of goods sold	207,442	195,767	630,153	582,091
Marketing and administrative expenses	25,780	24,544	80,694	74,425
Research and development expenses	7,656	7,380	22,736	21,856

Income from operations	24,446	19,139	64,267	64,008
Non-operating deductions, net	2,282	1,229	3,143	3,706

Income before provision for taxes
on income and minority interests	22,164	17,910	61,124	60,302
Provision for taxes on income	7,083	5,165	18,887	18,392
Minority interests	1,016	501	2,790	1,294

Net income	$14,065	$12,244	$39,447	$40,616

Earnings per share:
Basic earnings per share	$0.72	$0.61	$2.00	$1.99

Diluted earnings per share	$0.72	0.60	$1.98	$1.96

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	19,517	20,211	19,767	20,439
Diluted	19,598	20,420	19,892	20,683

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	October 1, 2006*	December 31, 2005**

Current assets:
Cash and cash equivalents	$94,684	$51,100
Short-term investments, at cost which approximates market	7,569	2,350
Accounts receivables, net	201,832	184,272
Inventories	118,339	118,895
Prepaid expenses and other current assets	18,111	20,583

Total current assets	440,535	377,200

Property, plant and equipment, less accumulated depreciation and depletion - October 1, 2006 - $815,975; December 31, 2005 - $751,553	636,422	628,745
Goodwill	54,649	53,612
Prepaid benefit costs	70,354	67,795
Other assets and deferred charges	29,151	28,951

Total assets	$1,231,111	$1,156,303

Current liabilities:
Short-term debt	$160,222	$62,847
Current maturities of long-term debt	2,534	53,698
Accounts payable	57,872	61,323
Other current liabilities	67,299	53,384

Total current liabilities	287,927	231,252

Long-term debt	38,651	40,306
Other non-current liabilities	117,771	113,583

Total liabilities	444,349	385,141

Shareholders' equity:
Common stock	2,807	2,800
Additional paid-in capital	266,666	261,159
Deferred compensation	--	(3,263)
Retained earnings	857,960	828,591
Accumulated other comprehensive income (loss)	14,490	(5,879)

	1,141,923	1,083,408

Less treasury stock	(355,161)	(312,246)

Total shareholders' equity	786,762	771,162

	$1,231,111	$1,156,303

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(thousands of dollars)	October 1, 2006	October 2, 2005

Operating Activities:
Net income	$39,447	40,616
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	60,975	55,327
Tax benefits related to stock incentive programs	388	--
Other non-cash items	7,397	3,817
Net changes in operating activities	(6,013)	(44,702)

Net cash provided by operating activities	102,194	55,058

Investing Activities:
Purchases of property, plant and equipment	(68,207)	(82,294)
Proceeds from sale of short-term investments	3,010	7,200
Purchases of short-term investments	(8,090)	--
Proceeds from settlement of insurance claim	2,398	--
Other	472	77

Net cash used in investing activities	(70,417)	(75,017)

Financing Activities:
Net proceeds from issuance of short-term debt	97,581	30,145
Repayment of long-term debt	(52,946)	(2,981)
Purchase of common shares for treasury	(40,358)	(39,593)
Proceeds from issuance of stock under option plan	2,408	8,625
Excess tax benefits related to stock incentive programs	145	--
Cash dividends paid	(2,958)	(3,067)
Indemnification proceeds from former parent company	4,500	--

Net cash provided by (used in) financing activities	8,372	(6,871)

Effect of exchange rate changes on cash and
cash equivalents	3,435	(7,245)

Net increase (decrease) in cash and cash equivalents	43,584	(34,075)
Cash and cash equivalents at beginning of period	51,100	105,767

Cash and cash equivalents at end of period	$94,684	71,692

Supplemental disclosure of cash flow information:
Interest paid	$8,243	$6,147

Income taxes paid	$16,707	$17,391

Non-cash Financing Activities:
Tax liability on indemnification proceeds
from former parent company	$1,782	--

Treasury stock purchases settled after
period end	$2,557	--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. As of October 1, 2006, the Company continues to supply PCC at one location at which the PCC supply contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill has since been sold to Flambeau River Papers, LLC and the Company resumed production from its satellite PCC facility in the third quarter.

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

     Effective January 1, 2006, the Company has adopted SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." As required by this statement, items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. In addition, the allocation of fixed production overheads to the costs of conversion should be based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred. SFAS No. 151 did not have a material impact on our results of operations during the third quarter or first nine months of 2006.

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

     Accounting for Stock-Based Compensation

     As further discussed in Note 3 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123,"Accounting for Stock-Based Compensation." As provided under the modified prospective method, results for prior periods have not been restated. Prior to its adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method in APB Opinion No. 25 and recognized no compensation expense in its financial statements. As permitted by SFAS No. 123, stock-based compensation was included as a pro-forma disclosure in the notes to the consolidated financial statements.

     Reclassification

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 3.   Stock-Based Compensation

     The Company has a 2001 Stock Award and Incentive Plan (the "Plan"), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

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

     Net income for the three-month and nine-month periods ended October 1, 2006 include $0.7 million and $1.8 million, respectively, in pretax compensation costs related to stock option expense as a component of marketing and administrative expenses.    The related tax benefit on the non-qualified stock options is $0.1 million and $0.3 million, respectively, for three months and nine months ended October 1, 2006.

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

      The following table shows the pro forma effects on net income and earnings per share for the three-month and nine-month periods ended October 2, 2005 had compensation cost been recognized in accordance with SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."
	Three Months Ended	Nine Months Ended

(in millions, except per share data)	October 2, 2005	October 2, 2005

Net income, as reported	$12.2	$40.6
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	0.1	0.4
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(0.4)	(1.5)

Pro forma net income	$11.9	$39.5

Basic EPS
Net income, as reported	$0.61	$1.99
Pro forma net income	$0.59	$1.93

Diluted EPS
Net income, as reported	$0.60	$1.96
Pro forma net income	$0.59	$1.91

      Disclosures for the period ended October 1, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumptions used for the three-month and nine-month periods ended October 1, 2006 was approximately 8%.

     The weighted average grant date fair value for stock options granted during the nine months ended October 1, 2006 and October 2, 2005 are $18.97 and $23.94, respectively. The weighted average grant date fair value for stock options vested during the first nine months of 2006 was $20.84. The total intrinsic value of stock options exercised

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the three-month and nine-month periods ended October 1, 2006 was $0.1 million and $1.2 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the nine months ended:
	October 1, 2006	October 2, 2005 (pro forma)

Expected life (years)	6.4	7.0
Interest rate	4.63%	4.18%
Volatility	24.78%	28.90%
Expected dividend yield	0.37%	0.32%

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

     The following table summarizes stock option activity for the nine months ended October 1, 2006:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2006	1,185,765	$45.15
Granted	79,200	54.82
Exercised	(63,092)	38.05
Canceled	(9,359)	35.64

Balance October 1, 2006	1,192,514	$46.24	4.95	$8,538

Exercisable, October 1, 2006	963,959	$44.03	3.12	$9,061

     The aggregate intrinsic value above is before applicable income taxes, based on the Company's closing stock price of $53.40 as of the last business day of the period ended October 1, 2006 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during the third quarter and nine months of 2006 was $11.20 and $18.71, respectively. As of October 1, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.4 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the nine months ended October 1, 2006 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2005	260,846	$55.00
Options Granted	79,200	54.82
Options vested	(110,555)	53.76
Options forfeited	(936)	53.89

Nonvested options outstanding, October 1, 2006	228,555	$55.54

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes additional information concerning options outstanding at October 1, 2006:
Options Outstanding						Options Exercisable

Range of Exercise Prices			Number Outstanding at 10/01/06	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 10/01/06	Weighted Average Exercise Price

$34.825	-	$44.156	549,056	2.7	$38.88	549,056	$38.88
$46.625	-	$54.225	572,958	6.7	$51.45	392,999	$50.27
$55.840	-	$66.000	70,500	8.5	$61.22	21,904	$61.22

$34.825	-	$66.000	1,192,514	5.0	$46.24	963,959	$44.03

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan"). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and was being amortized over the estimated average deferral period of approximately five years. Under the provisions of Statement No. 123R, the recognition of unearned compensation is no longer required. Accordingly, in the first quarter of 2006, the balance of Deferred Equity Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. The Company granted 50,300 shares in the nine-month period ended October 1, 2006. The Company granted 34,100 shares during the nine month-period ended October 2, 2005. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant. As of October 1, 2006, there was unrecognized stock-based compensation related to restricted stock of $4.7 million which will be recognized over approximately the next four years. The compensation expense amortized with respect to all units was approximately $0.5 million and $1.2 million for the three and nine-month periods ended October 1, 2006, respectively. Compensation expense amortized during the three and nine-month periods ended October 2, 2005 was $0.2 million and $0.6 million, respectively. Such costs are included in marketing and administrative expenses. 255 restricted stock shares were vested as of October 1, 2006.

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2005	84,755	$54.20
Granted	50,300	$54.91
Vested	(255)	$39.30
Canceled	--	$--

Unvested balance at October 1, 2006	134,800	$55.61

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
	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Basic EPS
(in thousands, except per share data)
Net income	$14,065	$12,244	$39,447	$40,616

Weighted average shares outstanding	19,517	20,211	19,767	20,439

Basic earnings per share	$0.72	$0.61	$2.00	$1.99

	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Diluted EPS
(in thousands, except per share data)
Net income	$14,065	$12,244	$39,447	$40,616

Weighted average shares outstanding	19,517	20,211	19,767	20,439
Dilutive effect of stock options and stock units	81	209	125	244

Weighted average shares outstanding, adjusted	19,598	20,420	19,892	20,683

Diluted earnings per share	$0.72	$0.60	$1.98	$1.96

     The weighted average diluted common shares outstanding for the nine months ended October 1, 2006 and October 2, 2005 excludes the dilutive effect of 377,837 options and 56,700 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

     The weighted average diluted common shares outstanding for the nine months ended October 1, 2006 includes the effect of average unearned compensation as required under SFAS No. 123R.

Note 5.   Inventories

     The following is a summary of inventories by major category:

(thousands of dollars)	October 1, 2006	December 31, 2005

Raw materials	$52,735	$54,471
Work-in-process	8,323	7,727
Finished goods	35,630	36,264
Packaging and supplies	21,651	20,433

Total inventories	$118,339	$118,895

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

     The carrying amount of goodwill was $54.6 million and $53.6 million as of October 1, 2006 and December 31, 2005, respectively. The net change in goodwill since January 1, 2006 was primarily due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of October 1, 2006 and December 31, 2005 were as follows:

	October 1, 2006		December 31, 2005

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.0	$1.8	$6.0	$1.4
Customer lists	2.9	0.5	2.9	0.4

	$8.9	$2.3	$8.9	$1.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.6 million for each of the next five years through 2010.

     Included in other assets and deferred charges is an intangible asset of approximately $7.8 million, net of accumulated amortization $6.2 million, which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the third quarter of 2006. Estimated amortization as a reduction of sales is as follows: remainder of 2006 - $0.5 million; 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 7.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no charges for impairment during the third quarter or first nine months of 2006.

Note 8.  Accounting for Stripping Costs

     Effective January 1, 2006, the Company adopted the consensus of Emerging Issues Task Force ("EITF") Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Company had previously deferred stripping costs in excess of the average life of mine stripping ratio and amortized such costs on a unit of production method when the ratio of waste to ore mined is less than the average life of mine stripping

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 ratio. As a result, the Company recorded an after-tax charge of $7.1 million to its opening retained earnings and increased its opening inventory by $0.8 million.

     The following is a reconciliation of opening retained earnings:

Ending retained earnings, December 31, 2005	$828,591
Adoption of EITF 04-06, net of tax	7,119

Opening retained earnings, January 1, 2006	$821,472

     The change did not have a significant impact on earnings in the third quarter or first nine months of 2006.

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	October 1, 2006	December 31, 2005

7.49% Guaranteed Senior Notes Due July 24, 2006	$--	$50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	1,222	3,062
Variable/Fixed Rate Industrial Development Revenue Bonds
Due November 1, 2009	4,000	4,000
Economic Development Authority Refunding Revenue Bonds
Series 1999 Due September 1, 2010	4,600	4,600
Variable/Fixed Rate Industrial Development Revenue Bonds
Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial Development Revenue Bonds
Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial Development Revenue Bonds
Due March 31, 2020	5,000	5,000
Installment obligations	8,812	9,700
Other borrowings	1,351	1,442

Total	41,185	94,004
Less: Current maturities	2,534	53,698

Long-term debt	$38,651	$40,306

     As of October 1, 2006, the Company had $197 million of uncommitted short-term bank credit lines, of which approximately $158 million was in use.

     The Company had $50 million in Guaranteed Senior Notes, which matured on July 24, 2006.

     On October 5, 2006, the Company issued and sold $75 million aggregate principal of Senior Notes due October 5, 2013, consisting of (a) $50 million aggregate principal amount 5.53% Series 2006 - A Senior Notes; and (b) $25 million aggregate principal amount Floating Rate Series 2006 - A Senior Notes.

     Interest is payable semiannually on the $50 million Senior Notes at a fixed rate of 5.53%. The $25 million Senior Notes bear interest at a floating rate equal to the three-month LIBOR plus 0.45%, payable quarterly.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Service cost	$1.9	$1.7	$5.9	$5.4
Interest cost	2.5	2.3	7.5	6.8
Expected return on plan assets	(3.8)	(3.6)	(11.5)	(10.5)
Amortization of prior service cost	--	0.1	0.6	0.4
Recognized net actuarial loss	1.0	0.6	2.5	1.7
SFAS No. 88 settlement	--	0.2	--	0.2

Net periodic benefit cost	$1.6	$1.3	$5.0	$4.0

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Service cost	$0.6	$0.3	$1.5	$1.2
Interest cost	0.6	0.4	1.6	1.5
Recognized net actuarial loss	0.4	0.2	0.8	0.6

Net periodic benefit cost	$1.6	$0.9	$3.9	$3.3

Employer Contributions

     The Company expects to contribute $18 million to its pension plan and $3 million to its other post retirement benefit plans in 2006. As of October 1, 2006, $8 million has been contributed to the pension plans and approximately $2 million has been contributed to the post retirement benefit plans.

Note 11.  Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

(millions of dollars)	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net income	$14.0	$12.2	$39.4	$40.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.6	(0.9)	20.3	(34.8)
Cash flow hedges:
Net derivative gains (losses) arising during the period	--	--	0.1	0.1
Reclassification adjustment	--	--	--	0.3

Comprehensive income	$19.6	$11.3	$59.8	$6.2

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:
(millions of dollars)	October 1, 2006	December 31, 2005

Foreign currency translation adjustments	$17.5	$(2.8)
Minimum pension liability adjustment	(3.0)	(3.0)
Net gain (loss) on cash flow hedges	--	(0.1)

Accumulated other comprehensive income (loss)	$14.5	$(5.9)

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

     The following is a reconciliation of asset retirement obligations as of October 1, 2006:
(thousands of dollars)

Asset retirement liability, December 31, 2005	$10,968
Accretion expense	459
Settlements	(160)
Foreign currency translation	202

Asset retirement liability, October 1, 2006	$11,469

     Approximately $0.2 million is included in other current liabilities and $11.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2006.

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

Note 14.  Non-Operating Income and Deductions
	Three Months Ended		Nine Months Ended

(thousands of dollars)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Interest income	$494	$338	$1,273	$1,083
Interest expense	(2,022)	(1,520)	(5,285)	(3,814)
Gain on insurance settlement	--	--	1,822	--
Foreign exchange gains (losses)	(449)	35	(223)	(496)
Other deductions	(305)	(82)	(730)	(479)

Non-operating deductions, net	$(2,282)	$(1,229)	$(3,143)	$(3,706)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Segment and Related Information

     Segment information for the three and nine-month periods ended October 1, 2006 was as follows:
Net Sales
	Three Months Ended		Nine Months Ended

(thousands of dollars)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Specialty Minerals	$177,810	$167,284	$539,887	$497,802
Refractories	87,514	79,546	257,963	244,578

Total	$265,324	$246,830	$797,850	$742,380

Income from Operations
	Three Months Ended		Nine Months Ended

(thousands of dollars)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Specialty Minerals	$15,703	$14,909	$41,187	$43,450
Refractories	8,743	4,230	23,080	20,558

Total	$24,446	$19,139	$64,267	$64,008

     The carrying amount of goodwill by reportable segment as of October 1, 2006 and December 31, 2005 was as follows:

Goodwill
(thousands of dollars)	October 1, 2006	December 31, 2005

Specialty Minerals	$16,161	$15,371
Refractories	38,488	38,241

Total	$54,649	$53,612

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income Before Provision For Taxes on
Income and Minority Interests
	Three Months Ended		Nine Months Ended

(thousands of dollars)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Income from operations for reportable segments	$24,446	$19,139	$64,267	$64,008
Non-operating deductions, net	2,282	1,229	3,143	3,706

Income before provision for taxes on income
and minority interests	$22,164	$17,910	$61,124	$60,302

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:
	Sales by Product Category

(thousands of dollars)	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Paper PCC	$124.7	$116.8	$376.6	$345.3
Specialty PCC	14.2	13.8	43.4	42.2
Talc	14.4	13.4	45.3	41.2
Other Processed Minerals	24.5	23.3	74.6	69.1
Refractory Products	66.3	57.1	193.4	181.1
Metallurgical Products	21.2	22.4	64.6	63.5

Net Sales	$265.3	$246.8	$797.9	$742.4

Note 16. Subsequent Event

     On October 2, 2006, the Company announced the completion of its acquisition of ASMAS, an Istanbul-based Turkish producer of refractories for approximately $30 million, with provisions of additional consideration to be paid through 2009 based upon performance criteria through 2008. The company will operate in Turkey as ASMAS, a subsidiary of Minteq International Inc.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of October 1, 2006 and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 1, 2006 and October 2, 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2006 and October 2, 2005. These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
November 1, 2006

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.2	79.3	79.0	78.4
Marketing and administrative expenses	9.7	9.9	10.1	10.1
Research and development expenses	2.9	3.0	2.8	2.9

Income from operations	9.2	7.8	8.1	8.6

Net income	5.3%	5.0%	4.9%	5.5%

Executive Summary

    Consolidated sales for the third quarter of 2006 grew 7% over the prior year to $265.3 million. Foreign exchange had a favorable impact on sales growth of approximately $3.4 million or 1 percentage point of growth. Income from operations increased 28% from the prior year. Net income increased 15% to $14.1 million from $12.2 million in the prior year.

     The operating income growth was primarily attributable to the following:

.	Increased profitability in the refractories product and systems product line, particularly in North America and Europe, due to strong demand where steel industry operating levels have improved substantially over the prior year. In addition, this product line benefited from lower costs primarily due to product reformulations;
.	Paper PCC profitability increased due to recent capacity adjustments in North America which resulted in increased demand for our satellites, and volume growth from expansions of existing satellite PCC facilities in Europe; and
.	Improved operations at our new satellite PCC facilities in China.

     Operating income growth was partially mitigated by the following:

.	Unrecovered lime cost increases in the PCC product line primarily due to delayed pass-through of cost increases stemming from contractual limitations;
.	Unrecovered energy cost increases in the Processed Minerals product line;
.	Paper mill and paper machine shutdowns affecting several satellite PCC facilities;
.	Ramp-up costs associated with our new manufacturing facility in the Refractories segment in China and our SYNSIL® Products plant in South Carolina; and
.	Increased compensation expense relating to the adoption of SFAS No. 123R.

      We face some significant risks and challenges in the future:

.	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience shutdowns;
.	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
.	Most of our Paper PCC sales are under long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
.	We are subject to cost fluctuations on raw materials, including shipping costs, particularly on magnesia and talc imported from China;
.	We have experienced increased energy costs in both of our business segments that we may not be able to pass through to our customers in a timely manner;
.	Although the SYNSIL® Products family has received favorable reactions from current and potential customers, this product line is not yet profitable. To date, the introduction of SYNSIL® technology to customers has progressed more slowly than anticipated resulting in over capacity at our facilities. The commercialization of SYNSIL® is in its infancy, the manufacturing facilities are strategically located in major market areas for glass making, and we believe our products provide a suitable value equation for glass manufacturers. However, the commercial viability of this product line cannot be assured.
.	The cost of employee benefits, particularly health insurance, has risen significantly in recent years and continues to do so; and
.	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries,

including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

.	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
.	Increasing our sales of PCC for paper coating, particularly from the coating PCC facility in Walsum, Germany;
.	Achieving commercialization of a filler-fiber composite technology for the paper industry through our continued research and development activities;
.	Achieving continued market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
.	Continuing our penetration in both business segments in emerging markets, including our new manufacturing facility for the Refractories segment in China and our recent acquisition in Turkey; and
.	Increasing market penetration in the Refractories segment through high-performance products and application systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     On July 19, 2005, the Company's largest customer, International Paper Company ("IP"), announced a general plan to restructure certain elements of its businesses. As a result, IP sold its coated and super calendered papers business, including four paper mills, to Verso Paper Holdings LLC ("Verso"), an affiliate of Apollo Management LP. The Company owns and operates PCC satellite facilities at two of those paper mills, Jay, Maine and Quinnesec, Michigan, pursuant to PCC supply contracts which were assigned by IP to Verso. This transaction has not impacted the Company's PCC satellite operations or assets.

     On March 21, 2006, the Company temporarily ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill has since been sold to Flambeau River Papers, LLC and we resumed production pursuant to a long-term supply contract from our satellite PCC facility in the third quarter.

     As expected, in April 2006, the Company ceased operation of a one-unit satellite PCC facility in Hadera, Israel.

Results of Operations

Sales
(millions of dollars)	Third Quarter 2006	% of Total Sales	Growth	Third Quarter 2005	% of Total Sales
Net Sales

U.S	$158.5	59.7%	6%	$149.2	60.5%
International	106.8	40.3%	9%	97.6	39.5%

Net sales	$265.3	100.0%	7%	$246.8	100.0%

Paper PCC	$124.7	47.0%	7%	$116.8	47.3%
Specialty PCC	14.2	5.3%	3%	13.8	5.6%

PCC Products	$138.9	52.3%	6%	$130.6	52.9%

Talc	$14.4	5.4%	7%	$13.4	5.4%
Other Processed Minerals	24.5	9.3%	5%	23.3	9.4%

Processed Minerals Products	$38.9	14.7%	6%	$36.7	14.9%

Specialty Minerals Segment	$177.8	67.0%	6%	$167.3	67.8%

Refractory Products	$66.3	25.0%	16%	$57.1	23.1%
Metallurgical Products	21.2	8.0%	(5)%	22.4	9.1%

Refractories Segment	$87.5	33.0%	10%	$79.5	32.2%

Net Sales	$265.3	100.0%	7%	$246.8	100.0%

     Worldwide net sales in the third quarter of 2006 increased 7% from the previous year to $265.3 million. Foreign exchange had a favorable impact on sales of approximately $3.4 million or 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 6% to $177.8 million compared with $167.3 million for the same period in 2005. Sales in the Refractories segment grew 10% over the previous year to $87.5 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 6% in the third quarter to $138.9 million from $130.6 million in the prior year. Paper PCC sales grew 7% to $124.7 million in the third quarter of 2006 from $116.8 million in the prior year. Paper PCC achieved sales growth in all regions as total worldwide unit volumes grew 4%. Two percentage points of this growth were attributable to the ramp-up of volumes from our two new facilities in China. Strong demand for our PCC used in uncoated freesheet in North America and satellite PCC expansions in Europe more than offset volume losses associated with the paper mill and paper machine shutdowns.

     Net sales of Processed Minerals products increased 6% in the third quarter to $38.9 million from $36.7 million in the third quarter of 2005. Talc sales increased 7% to $14.4 million from $13.4 million in the prior year due to strong global demand for plastics and consumer related markets. Other Processed Minerals products increased 5% to $24.5 million from $23.3 million in the prior year due to the ramp-up of SYNSIL® products. We have experienced weakening demand from our product lines that serve the residential and commercial construction industries.

     Net sales in the Refractories segment in the third quarter of 2006 increased 10% to $87.5 million from $79.5 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 16% to $66.3 million from $57.1 million due to strong demand in this product line, particularly in North America and Europe where steel industry operating levels have improved substantially over the prior year. Sales of metallurgical products within the Refractories segment decreased 5% to $21.2 million as compared with $22.4 million in the same period last year. The decline in sales was primarily attributable to lower prices as a result of a reduction in the cost of raw materials for this product line that is passed through to customers.

     Net sales in the United States grew 6% to $158.5 million in the third quarter of 2006. Volume growth in the U.S. was attained in most product lines. International sales in the third quarter of 2006 increased 9% to $106.8 million.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2006	Third Quarter 2005	Growth

Cost of goods sold	$207.4	$195.8	6%
Marketing and administrative	$25.8	$24.5	5%
Research and development	$7.7	$7.4	4%

     Consolidated cost of goods sold increased 6%, which had a favorable leveraging impact on the 7% sales growth, resulting in a 13% increase in production margin. In the Specialty Minerals segment, sales grew 6% while production margins only increased 2%. This segment has been affected by unrecovered raw material and energy costs increases, paper mill and paper machine shutdowns, and market development and ramp-up costs associated with our SYNSIL® product line. These items were partially offset by an improved operating performance in our Paper PCC product line in North America due to strong demand for uncoated freesheet, our largest market for PCC, and additional volumes in Europe from satellite PCC expansions. Collectively, these factors had an adverse impact of approximately $1.5 million on Specialty Minerals production margin and operating income. The prior year's production margin was also affected by several adverse factors including start-up and ramp-up costs in China and the development of the European coating PCC opportunity. Operations in China improved in the current year, which also partially mitigated the aforementioned adverse impact on production margin. In the Refractories segment, production margin increased 36% as compared with the 10% sales growth. Production margins increased significantly in the refractory products and systems product line due to strong demand and cost reduction initiatives in refractory products.

     Marketing and administrative costs increased 6% in the third quarter to $25.8 million and represented 9.7% of net sales. This was primarily due to increased worldwide infrastructure costs and other employee benefits, including increased stock option expense of approximately $0.7 million relating to the adoption of SFAS No. 123R.

     Research and development expenses increased 4% to $7.7 million and represented 2.9% of net sales, slightly below the prior year.

Income from Operations (millions of dollars)	Third Quarter 2006	Third Quarter 2005	Growth

Income from operations	$24.4	$19.1	28%

     Income from operations in the third quarter of 2006 increased 28% from the prior year. Income from operations represented 9.2% of net sales in the third quarter of 2006 compared with 7.8% in the third quarter of 2005.

     Income from operations for the Specialty Minerals segment increased 5% to $15.7 million and was 8.8% of its net sales as compared with 8.9% of its net sales in the prior year. Operating income for the Refractories segment more than doubled to $8.7 million and was 10.0% of its net sales as compared with 5.3% of its net sales in 2005.

Non-Operating Deductions	Third Quarter	Third Quarter
(millions of dollars)	2006	2005	Growth

Non-operating deductions, net	$2.3	$1.2	92%

     The increase in non-operating deductions was due primarily to increased net interest expense, resulting from additional borrowings related to our stock repurchase program, and foreign exchange losses.

Provision for Taxes on Income	Third Quarter	Third Quarter
(millions of dollars)	2006	2005	Growth

Provision for taxes on income	$7.1	$5.2	37%

     The effective tax rate increased to 30.9% in the first nine months of 2006 from 30.5% in the prior year due to a change in the mix of earnings.

Net Income	Third Quarter	Third Quarter
(millions of dollars)	2006	2005	Growth

Net income	$14.1	$12.2	16%

     Net income increased 16% in the third quarter of 2006 to $14.1 million. Earnings per common share, on a diluted basis were $0.72 in the third quarter of 2006, as compared with $0.60 in the prior year.

Nine months ended October 1, 2006 as compared with Nine months ended October 2, 2005
(millions of dollars)	Nine Months 2006	% of Total Sales	Growth	Nine Months 2005	% of Total Sales
Net Sales

U.S	$480.5	60.2%	8%	$446.9	60.2%
International	317.4	39.8%	7%	295.5	39.8%

Net sales	$797.9	100.0%	7%	$742.4	100.0%

Paper PCC	$376.6	47.2%	9%	$345.3	46.5%
Specialty PCC	43.4	5.5%	3%	42.2	5.7%

PCC Products	$420.0	52.7%	8%	$387.5	52.2%

Talc	$45.3	5.7%	10%	$41.2	5.6%
Other Processed Minerals	74.6	9.3%	8%	69.1	9.3%

Processed Minerals Products	$119.9	15.0%	9%	$110.3	14.9%

Specialty Minerals Segment	$539.9	67.7%	8%	$497.8	67.1%

Refractory Products	$193.4	24.2%	7%	$181.1	24.4%
Metallurgical Products	64.6	8.1%	2%	63.5	8.6%

Refractories Segment	$258.0	32.3%	5%	$244.6	32.9%

Net Sales	$797.9	100.0%	7%	$742.4	100.0%

     Worldwide net sales in the first nine months of 2006 increased 7% from the previous year to $797.9 million. Foreign exchange had an unfavorable impact on sales of approximately $2.7 million or less than 1 percentage point of growth. Improved demand across most product lines was realized. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 8% to $539.9 million compared with $497.8 million for the same period in 2005. This growth was due to a combination of higher prices passed through to customers and increased volume. Sales in the Refractories segment grew 5% over the previous year to $258.0 million. The sales increase was primarily attributable to higher volumes.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% in the first nine months to $420.0 million from $387.5 million in the prior year. Foreign exchange had a minimal unfavorable impact on sales. Paper PCC sales grew 9% to $376.6 million in the first nine months of 2006 from $345.3 million in the prior year. Paper PCC achieved strong sales growth in all regions as total worldwide unit volumes grew 7%. Three percentage points of this growth were attributable to the ramp-up of volumes from our new facilities in China and Germany. In addition, improved paper industry conditions resulted in strong demand for uncoated freesheet, our largest market for PCC. Sales of Specialty PCC grew 3% to $43.4 million from $42.2 million in 2005 due to increased sales in the plastics and sealants industry.

     Net sales of Processed Minerals products increased 9% in the first nine months to $119.9 million from $110.3 million in the first nine months of 2005. Talc sales increased 10% to $45.3 million from $41.2 million in the prior year due to strong global demand in plastics and consumer related markets. Other Processed Minerals products increased 8% to $74.6 million from $69.1 million in the prior year due to strong demand in the residential and commercial construction industries in the first half of this year, and the ramp-up of SYNSIL® products.

     Net sales in the Refractories segment in the first nine months of 2006 increased 5% to $258.0 million from $244.6 million in the prior year. Foreign currency had an unfavorable impact on sales of less than one percentage point of growth. Sales of refractory products and systems to steel and other industrial applications increased 7% to $193.4 million from $181.1 million. Sales of metallurgical products within the Refractories segment increased 2% to $64.6 million as compared with $63.5 million in the same period last year. This growth was primarily attributable to worldwide volume increases for these products driven by high steel industry operating levels.

     Net sales in the United States grew 8% to $480.5 million in the first nine months of 2006. All product lines attained volume growth in the U.S. International sales in the first nine months of 2006 increased 7% to $317.4 million.

Operating Costs and Expenses (millions of dollars)	Nine Months 2006	Nine Months 2005	Growth

Cost of goods sold	$630.2	$582.1	8%
Marketing and administrative	$80.7	$74.4	8%
Research and development	$22.7	$21.9	4%

     Cost of goods sold was 79.0% of sales compared with 78.4% of sales in the prior year. In the Specialty Minerals segment, production margin was approximately the same as the prior year despite an 8% sales growth. This segment has been affected by unrecovered raw material and energy costs increases, paper machine and paper mill shutdowns, and market development costs associated with our SYNSIL® product line. These negative factors more than offset the improved performance recognized in China, North America and from satellite PCC expansions in Europe. In the Refractories segment, production margin increased 12% as compared with the 5% sales growth due to the substantial increase in profitability in this segment in the third quarter from improved steel industry operating conditions and cost reduction initiatives in refractory products.

     Marketing and administrative costs increased 8% in the first nine months to $80.7 million and represented 10.1% of net sales. This was primarily due to increased worldwide infrastructure costs, increased bad debt expenses of $1.4 million, primarily related to a customer bankruptcy, and other employee benefits, including increased stock option expense of approximately $1.8 million relating to the adoption of SFAS No. 123R.

     Research and development expenses increased 4% to $22.7 million and represented 2.8% of net sales, slightly below the prior year.

Income from Operations (millions of dollars)	Nine Months 2006	Nine Months 2005	Growth

Income from operations	$64.3	$64.0	--%

     Income from operations in the first nine months of 2006 was the same as the prior year. Income from operations represented 8.1% of net sales in the first nine months of 2006 compared with 8.6% in the first nine months of 2005.

     Income from operations for the Specialty Minerals segment declined 5% to $41.2 million and was 7.6% of its net sales as compared with 8.7% of its net sales in the prior year. Operating income for this segment was impacted by the previously mentioned higher raw material and energy costs increases, market development and ramp-up costs associated with our SYNSIL® product line, and paper machine and paper mill shutdowns. Operating income for the Refractories segment increased 12% to $23.1 million and was 8.9% of its net sales as compared with 8.4% of its net sales in 2005. The increase in the operating income ratio was due to significantly higher margins in the refractory product and systems lines as a result of steel industry improved operating conditions in the third quarter, particularly in North America and Europe.

Non-Operating Deductions	Nine Months	Nine Months
(millions of dollars)	2006	2005	Growth

Non-operating deductions, net	$3.1	$3.7	(16)%

     The decrease in non-operating deductions was due primarily to an insurance settlement gain of approximately $1.8 million for property damage sustained at one of the Company's facilities. This was partially offset by higher interest expense.

Provision for Taxes on Income	Nine Months	Nine Months
(millions of dollars)	2006	2005	Growth

Provision for taxes on income	$18.9	$18.4	3%

     The effective tax rate increased in the first nine months of 2006 to 30.9% from 30.5% in the prior year. This was due to a change in the mix of earnings.

Net Income	Nine Months	Nine Months
(millions of dollars)	2006	2005	Growth

Net income	$39.4	$40.6	(3)%

     Net income decreased 3% in the first nine months of 2006 to $39.4 million. Earnings per common share, on a diluted basis, increased 1% to $1.98 in the third quarter of 2006 as compared with $1.96 in the prior year due primarily to a lower share base resulting from the Company's stock repurchase program.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2006 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $102.3 million in the first nine months of 2006 as compared with $55.1 million for the same period last year. The increase in cash provided from operations was due to an improvement in working capital when compared with the prior year.

We expect to utilize our cash to support the previously mentioned growth strategies and the recent acquisition of ASMAS.

On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in shares over the next three-year period. As of May 21, 2006, the Company had repurchased 1,286,828 shares under this program at an average price of $58.28 per share, and this program has been completed.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of October 1, 2006, we repurchased 605,772 shares of our common stock at an average price of $52.42 per share under this program.

     On July 26, 2006, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     The Company had $50 million in Guaranteed Senior Notes, which matured on July 24, 2006.

     On October 5, 2006, the Company issued and sold $75 million aggregate principal of Senior Notes due October 5, 2013, consisting of (a) $50 million aggregate principal amount 5.53% Series 2006 - A Senior Notes; and (b) $25 million aggregate principal amount Floating Rate Series 2006 - A Senior Notes.

     Interest is payable semiannually on the $50 million Senior Notes at a fixed rate of 5.53%. The $25 million Senior Notes bear interest at a floating rate equal to the three-month LIBOR plus 0.45%, payable quarterly.

     We have $197 million in uncommitted short-term bank credit lines, of which approximately $158 million was in use at October 1, 2006. We anticipate that capital expenditures for all of 2006 will approximate $100 million. We expect to meet our long-term financing requirements from internally generated funds, the above-mentioned Senior Notes, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2006 - $0.8 million; 2007 - $1.9 million; 2008 - $6.9 million; 2009 - $4.4 million; 2010 - $4.6 million; thereafter - $22.6 million.

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

Recently Issued Accounting Standards

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement will require employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status of its postretirement plans as they occur through comprehensive income. This Statement also requires measurement of the funded status of a plan as of the date of its year-end statement of financial position. Employers will be required to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. This Statement is effective as of the end of the fiscal year ending after December 15, 2006 for Companies with publicly traded securities.

     Based on the Company's funded status of plan obligations disclosed in Note 16 to the Company's Annual Report on Form 10-K filed the year ended December 31, 2005, the estimated impact of adopting SFAS 158 would be a reduction of equity of approximately $40 million. There would be no impact on the Company's consolidated statements of income or cash flows and none of the Company's financing convenants would be affected. As the actual impact of adopting SFAS 158 will be dependent on the fair value of plan assets and projected benefit obligations as of December 31, 2006, the actual impact of adoption may differ from the above estimated amount.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated ("roll-over method"). The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated ("iron curtain method"). SAB 108 requires companies to quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that is material. The Company will adopt SAB 108 in the fourth quarter of 2006. SAB 108 allows one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the effect of this interpretation on its financial statements.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement will apply to all other accounting pronouncements that require fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently completing an analysis of the ultimate impact the new pronouncement will have on its financial statements.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, pension plan assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Property, Plant and Equipment

     Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets. The Company's sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. The Company also continues to supply PCC at one location at which the PCC supply contract has expired. Failure of a PCC customer to renew an agreement or continue to purchase PCC from the Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

     On March 21, 2006, the Company ceased operation of a one-unit satellite PCC facility in Park Falls, Wisconsin, after the paper company shut down its mill and filed for bankruptcy protection. The Company recorded a provision for bad debt of approximately $1.0 million in the first quarter of 2006 in connection with this bankruptcy. The paper mill was since sold to Flambeau River Papers, LLC and we resumed production from our satellite PCC facility in the third quarter.

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

     The Company uses the Black-Scholes option pricing model to determine the fair value to stock options on their date of grant. This model is based upon assumptions relating to the volatility of the stock price, the life of the option, risk-free interest rate and dividend yield. Of these, stock price volatility and option life require greater levels of judgment and are therefore critical accounting estimates.

     We used a stock price volatility assumption based upon the historical implied volatility of the Company's stock. We feel this is a good indicator of future, actual and implied volatilities. For stock options granted in the nine-month period ended October 1, 2006, the Company used a volatility of 24.78%.

     The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted in the nine-month period ended October 1, 2006, the Company used a 6.4 year life.

     The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would change approximately $0.1 million in either direction for the nine-month period ended October 1, 2006.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 60% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have no open forward exchange contracts as of October 1, 2006.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of October 1, 2006, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments during the third quarter in legal proceedings or environmental matters involving the Company or its subsidiaries since those reported in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 and in our Annual Report on Form 10-K for the year ended December 31, 2005.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors during the third quarter since those reported in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, and in our 2005 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

July 3 - July 30	66,600	$50.21	221,172	$63,017,048

July 31 - August 27	175,300	$50.65	396,472	$54,138,261

August 28 - October 1	209,300	$52.06	605,772	$43,242,508

Total	451,200	$51.24

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of May 21, 2006, the Company had completed this program by repurchasing 1,286,828 shares under this program at an average price of approximately $58.28 per share.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of October 1, 2006, the Company repurchased 605,772 shares under this program at an average price of approximately $52.42 per share.

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

November 1, 2006