Form 10-K
period 2006-12-31
MINERALS TECHNOLOGIES INC
filed 2007-02-28
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes [X]     No [  ]

     Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]     No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]     Accelerated Filer [  ]     Non-accelerated Filer [  ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of July 2, 2006, was approximately $776 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 5, 2007, the Registrant had outstanding 18,993,677 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 3, 2007	Part III

PART I

Item 1.   Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services. The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC"), processed mineral products quicklime ("lime") and SYNSIL,® a composite mineral product, and mines or purchases raw mineral ores, then processes and sells other natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

     The Company emphasizes research and development. The level of the Company's research and development spending, as well as its capability for developing and introducing technologically advanced new products, have enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $557.0 million, $516.3 million, and $480.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company's sales of PCC have been and are expected to continue to be made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

     In the paper industry, the Company's PCC is used:
.	As a filler in the production of coated and uncoated wood-free printing and writing papers;
.	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
.	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $500.6 million, $460.7 million and $429.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Approximately 45% of the Company's sales are of PCC sold to papermakers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located at a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2006, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales from its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allowed PCC to be introduced to the large wood-containing segment of the printing and writing paper market, and OPACARB® PCC, a family of products for paper coating.

     The Company owns, staffs, operates and maintains all of its PCC facilities, and owns or licenses the related technology. Generally, the Company and its paper mill customers enter into long-term evergreen agreements, initially ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements.

The Company is generally permitted to sell to third-parties PCC produced at a satellite plant in excess of the host paper mill's requirement.

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills at Adams, Massachusetts; Lifford, England; Hermalle, Belgium; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers - North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2006, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 21 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America. The Company anticipates that the aggregate volume of PCC used by these paper mills will increase.

     Uncoated Wood-Free Printing and Writing Papers - Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 18 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 35% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a system for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 43 paper machines at about 21 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

     Coated Paper. The Company is also placing increased emphasis on the use of PCC to coat paper, and expects that its research and development in coating pigment technology will open up a large market for PCC that will build slowly as more paper companies include PCC in their proprietary coating formulations. PCC may be used to increase gloss, opacity, brightness and printability of the paper or to reduce costs while maintaining comparable quality. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at 14 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of slurry and dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $56.4 million, $55.6 million and $50.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts; Brookhaven, Mississippi; and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines or purchases, and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product and SYNSIL® Products, a family of composite minerals for the glass industry. The Company's net sales of all processed mineral products were $154.4 million, $146.7 million and $138.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net sales of talc products were $58.5 million, $54.2 million and $51.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net sales of other processed minerals products, which are principally lime and limestone, were $85.5 million, $85.9 million and $84.0 million for the years ended December

31, 2006, 2005 and 2004, respectively. Net sales of SYNSIL® products were $10.4 million $6.6 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts, and Lifford, United Kingdom, facilities is used as a raw material for the manufacture of PCC at these sites and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana, and processes purchased talc in Mt. Vernon and Wellsville, Ohio. Talc is sold worldwide in finely ground form for ceramic applications and in North America for paint and coatings and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a majority of worldwide automotive catalytic converter ceramic substrates contain the Company's Barretts talc.

     The Company manufactures its SYNSIL® Products at its new facility in Chester, South Carolina, and at its customer sampling facility in Woodville, Ohio. The Company is also constructing an additional facility in Cleburne, Texas. SYNSIL® Products is a family of composite minerals used as a raw material for the glass industry.

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 20 years at its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $347.9 million, $327.8 million and $300.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Net sales of refractory products, including those for non-ferrous applications, were $264.6 million, $239.3 million and $243.0 million for the years ended December 31, 2006, 2005, and 2004. The Company's proprietary SCANTROL™ application system, and other robotic application equipment systems such as its MINSCAN™ system, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SCANTROL™ application system, the MINSCAN™ system, and the related technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

     The Company's experienced technical service staff and advanced application equipment provide customers assurance that they will achieve their desired productivity objectives. The Company's technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve refractory performance at many locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     Over the past several years a significant amount of the Company's refractory product sales have come from new products. Some of the new products the Company has introduced in the past few years included:
.	HOTCRETE™, high durability shotcrete products that can be applied hot through customized equipment;
.	MAG-O-STAR® and MAG-O-STAR® ALM spray coatings, an advanced refractory material for application to the slag line at the top of hot steel ladles, increasing availability, balancing wear and extending lining life;
.	the MINSCAN™ application system, an automated application system for applying refractory materials to electric arc furnaces;

.	LACAM® laser-based refractory measurement systems; and
.	SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

     The Company has also expanded its refractories business through selective acquisitions over the past several years. In 2000, the Company acquired Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other measuring equipment designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wire products used mainly in the steel and foundry industries. These acquisitions have increased the breadth of the product lines and markets served by the Refractories segment. In 2002, the Company acquired VisionTech, a Finland-based company that develops and manufactures a refractory lining measuring system. In 2003, the Company acquired the assets of ISA Manufacturing, Inc., a U.S.-based company that develops and manufactures pre-cast refractory shapes. In 2005, the Company acquired the metallurgical measurement technology/digital electrode control system product line of ET Electrotechnology GmbH. This technology offers a system that maintains steady state conditions and optimizes power consumption in electric steel making and ladle furnaces. In October 2006, the Company acquired ASMAS, an Istanbul-based Turkish producer of refractories to increase its ability to service the growing steel industries in Eastern Europe and the Middle East, and to provide vertical integration through its own kilns and sources of magnesite.

     Refractories Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends included rapid growth in select geographic regions (e.g., China, Eastern Europe and the Middle East), the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to electric arc furnaces (mini-mills) and the ever-increasing need for improved productivity and longer lasting refractories. The Company believes that the trend toward electric steel-making mini-mills and away from integrated steel mills in North America and Europe has facilitated the acceptance of a broader offering in new refractory products and technologies.

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

     Industrial Refractory Systems. The Company sells refractory shapes and linings to non-steel refractories consuming industries including glass, cement, aluminum and petrochemicals, power generation and other non-steel industries. The Company also produces a specialized line of carbon composites and pyrolitic graphite primarily sold under the PYROID® trademark, primarily to the aerospace and electronics industries.

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $83.3 million, $88.5 million, and $57.3 million for the years ended December 31, 2006, 2005, and 2004. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high quality steels. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing efforts are directed from regional centers located in Brussels, Belgium; Sao Jose Dos Campos, Brazil; and Shanghai, China. The Company believes its processed minerals and refractory manufacturing facilities are at locations that satisfy the stringent delivery requirements of the industries they serve. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the continued international expansion.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for its Refractory operations and talc ore, silica sand and dolomitic lime for its Processed Minerals product line, and on having adequate access to ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminosilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesia requirements from sources in China. High demand for bulk raw materials from China has caused price increases of some key raw materials which ultimately could affect the Company's sales to these customers. The Company also purchases a portion of its talc ore for its Processed Minerals product line from China, which has also been affected by higher costs. In addition, higher transportation costs have also increased the delivered cost of raw materials imported from China to North America and Europe. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources in China and elsewhere at reasonable costs.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader.

     With respect to its PCC products, the Company competes for sales to the paper industry with other fillers, such as ground calcium carbonate ("GCC") and kaolin, based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that it believes imparts gloss, brightness, opacity and other properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the North American paper industry.

     SYNSIL® Products compete against lower cost glass formulations by providing greater process throughput and higher yield.

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

Research and Development

     Many of the Company's product lines are technologically advanced. The Company's expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of its product lines.

     The Company's business strategy for continued growth in sales and profitability depends to a large extent on the continued success of its research and development activities. Among the significant achievements of the Company's research and development effort have been the satellite PCC plant concept, AT® PCC, advanced OPACARB® PCC crystal morphologies for paper coating, the development of HOTCRETE™, the MAG-O-STAR® family of refractory spray coatings, OPTISHOT™ shotcrete refractory products, LACAM® laser-based refractory measurement systems, MINSCAN™ and SCANTROL™ application systems.

     The Company's research and development efforts have also resulted in the invention of SYNSIL® Products, a family of composite mineral products for the glass industry.

     For the years ended December 31, 2006, 2005 and 2004, the Company spent approximately $30.0 million, $29.1 million, and $29.0 million, respectively, on research and development. The Company's research and development spending for 2006 was approximately 2.9% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has research and development facilities in China, Finland, Ireland, Germany, Japan and Turkey. Approximately 143 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 425 patents and approximately 736 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2006, the Company employed 2,809 persons, of whom 1,118 were employed outside of the United States.

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
.	Growth Rate
Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new product technologies, such as the SYNSIL® Products family for the glass industry and filler-fiber composite technology for the paper industry; and acquisitions. Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.
.	Contract Renewals
Generally, the Company's sales of PCC are pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.
.	Consolidation in Customer Industries, Principally Paper and Steel
Several consolidations in the paper industry have taken place in recent years. These consolidations could result in partial or total closure of some paper mills where the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. Similarly, following a string of bankruptcies, consolidations have occurred in the steel industry. Such consolidations in the two major industries we serve concentrate purchasing power in the hands of a smaller number of papermakers and steel manufacturers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.
.	Litigation; Environmental Exposures
The Company's operations are subject to international, federal, state and local governmental, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters. The Company is currently a party in various litigation matters. While the Company carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for such matters, which it believes to be adequate, an unanticipated liability, arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company's financial condition or results of operations.
In addition, future events, such as changes in or modifications or interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

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
As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Adverse developments in any of these areas could cause actual results to differ materially from historical and expected results.
.	Availability of Raw Materials
The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia for Refractory operations and talc ore and silica sand and dolomite for the Processed Minerals product line, and on having adequate access to ore reserves at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.
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

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 51 satellite PCC plants as of December 31, 2006. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade LLC
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	International Paper Company
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Katahdin Paper Company LLC
Michigan, Quinnesec	Verso Paper Holdings LLC

Location	Principal Customer
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Weyerhaeuser Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia-Pacific Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation LLC
Wisconsin, Kimberly	Stora Enso North America Corp.
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Wisconsin Rapids	Stora Enso North America Corp.

International
Brazil, Jacarei	Votorantim Celulose e Papel S.A.
Brazil, Luiz Antonio	Votorantim Celulose e Papel S.A.
Brazil, Mucuri	Suzano Bahia Sul Papel e Celulose S. A.
Brazil, Suzano	Suzano e Celulose S. A.
Canada, Dryden, Ontario	Weyerhaeuser Company Ltd.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
Finland, Aanekoski[1]	M-real Corporation
Finland, Anjalankoski[1]	Myllykoski Paper Oy
Finland, Tervakoski[1]	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Sabah Forest Industries Sdn. Bhd.
Mexico, Chihuahua	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper - Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.

1These plants are owned through joint ventures.

     The Company also owned at December 31, 2006, 14 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate, talc and SYNSIL® products and owned or leased approximately 20 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[1]	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant	Talc/Limestone
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Mississippi, Brookhaven	Plant	PCC

Location	Facility	Product Line
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Ohio, Wellsville	Plant	Talc/Limestone
Ohio, Woodville	Plant[2]	SYNSIL® Products
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
South Carolina, Chester	Plant	SYNSIL® Products
Texas, Cleburne	Plant[3]	SYNSIL® Products

International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Belgium, Hermalle-sous-Huy	Plant	PCC
Brazil, Belo Horizonte	Sales Office[2]	Monolithic Refractories
Brazil, Sao Jose dos Campos	Sales Office[2]	PCC/Monolithic Refractories
Brazil, Volta Redonda	Plant	Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	Monolithic Refractories/PCC
Finland, Kaarina	Research Laboratory[2]	PCC
Finland, Lappeenranta	Customer Development	PCC
Germany, Moers	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Mexico, Gomez Palacio	Plant2/Sales Office	Monolithic Refractories
Singapore	Sales Office[2]	PCC
Spain, Santander	Plant/Sales Office[2]	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office[2]	Monolithic Refractories
South Korea, Yangsan	Plant[4]	Monolithic Refractories
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1 This plant is leased to another company.
2 Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2010.
3 Under Construction.
4 This plant is owned through a joint venture.

     The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. Based on past loss experience, the Company believes it is adequately insured with respect to these assets and for liabilities which are likely to arise from its operations.

Item 3.   Legal Proceedings

     On November 28, 2005, the Company announced that it had reached a settlement of pending commercial and patent litigation with Omya AG. The settlement was on a worldwide basis, hence the litigation in both the United States and Italy have been dismissed. The settlement provides for the recognition of the Company's intellectual property and patent rights. As part of the settlement, the Company received an initial payment and granted Omya AG a non-exclusive license for the terms of the patents in exchange for royalty payments through 2009.

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 776 pending silica cases and 26 pending asbestos cases. In 2006, the Company was named in two new silica cases and in three new asbestos cases. To date, 655 silica cases have been dismissed, of which 211 were dismissed in 2006. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time, management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for 2006 for the legal defense of these cases was $0.1 million. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories and Specialty Minerals segments have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by July 1, 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $350,000, which has been accrued as of December 31, 2006.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2006 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$58.93	$61.27	$53.40	$59.31
Low	52.97	51.61	48.01	51.71
Close	58.41	52.00	53.40	58.79

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2005 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$66.80	$68.83	$64.11	$58.32
Low	60.52	60.02	57.21	51.59
Close	65.30	61.78	57.21	55.89

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,152,069	$46.44	729,111

Equity compensation plans not approved by security holders	--	--	--

Total	1,152,069	$46.44	729,111

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 1 - October 29	169,000	$54.09	774,772	34,101,267

October 30 - November 26	23,900	$55.07	798,672	32,784,995

November 27 - December 31	--	$--	798,672	32,784,995

Total	192,900	$54.21

     On October 23, 2003, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of May 21, 2006, the Company had completed this program by repurchasing 1,286,828 shares at an average price of approximately $58.28 per share.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2006, the Company repurchased 798,672 shares under this program at an average price of approximately $52.86 per share.

     On January 24, 2007, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 5, 2007, the last reported sales price on the NYSE was $56.80 per share. As of February 5, 2007, there were approximately 205 holders of record of the common stock.

     The following graph compares the cumulative 5-year total return to shareholders on Minerals Technologies Inc.'s common stock relative to the cumulative total returns of the S & P 500 index and the S & P MidCap 400 Materials Sector index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2001 and tracks it through December 31, 2006. The ending point is the close of the last trading day of 2006, at which time the price of our common stock was $58.79.

* $100 invested on 12/31/01 in stock or index-including reinvestment dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Minerals Technologies Inc.	100.00	92.72	127.59	144.13	121.16	127.92
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P MidCap 400 Materials Sector	100.00	95.43	119.42	148.72	178.95	205.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data
Thousands, Except Per Share Data

Income Statement Data:	2006	2005	2004	2003	2002

Net sales	$1,059,307	$990,751	$918,952	$809,306	$748,792
Cost of goods sold	838,015	780,553	706,298	613,118	565,650
Marketing and administrative expenses	106,016	100,363	92,811	83,797	74,143
Research and development expenses	30,016	29,062	28,996	25,149	22,695
Bad debt expenses (recoveries)	377	(518)	1,576	5,307	6,214
Restructuring charges	--	--	1,145	3,323	--
Acquisition termination costs	--	--	997	--	--
Write-down of impaired assets	--	265	--	3,202	750

Income from operations	84,883	81,026	87,129	75,410	79,340

Income before provision for taxes on income,	79,579	77,392	82,625	70,535	74,182
minority interests and discontinued operations
Provision for taxes on income	24,588	22,985	23,637	18,501	19,692
Minority interests	3,441	1,732	1,710	1,575	1,762

Income from continuing operations	51,550	52,675	57,278	50,459	52,728
Income (loss) from discontinued operations, net of tax	(1,599)	589	1,285	1,160	1,024
Cumulative effect of accounting change	--	--	--	(3,399)	--

Net income	$49,951	$53,264	$58,563	$48,220	$53,752

Earnings Per Share	2006	2005	2004	2003	2002

Basic:
Earnings per share from continuing operations	$2.63	$2.59	$2.79	$2.50	$2.61
Earnings (loss) per share from discontinued operations	(0.08)	0.03	0.06	0.06	0.05
Cumulative effect of accounting change	--	--	--	(0.17)	--

Basic earnings per share	$2.55	$2.62	$2.85	$2.39	$2.66

Diluted:
Earnings per share from continuing operations	$2.61	$2.56	$2.76	$2.47	$2.56
Earnings (loss) per share from discontinued operations	(0.08)	0.03	0.06	0.06	0.05
Cumulative effect of accounting change	--	--	--	(0.17)	--

Diluted earnings per share	$2.53	$2.59	$2.82	$2.36	$2.61

Weighted average number of common shares outstanding:
Basic	19,600	20,345	20,530	20,208	20,199
Diluted	19,738	20,567	20,769	20,431	20,569
Dividends declared per common share	$0.20	$0.20	$0.20	$0.10	$0.10

Balance Sheet Data:
Working capital	$199,699	$145,948	$242,818	$216,795	$167,028
Total assets	1,193,124	1,156,303	1,154,902	1,035,690	899,877
Long-term debt	113,351	40,306	94,811	98,159	89,020
Total debt	203,058	156,851	128,728	131,681	120,351
Total shareholders' equity	752,557	771,162	799,313	707,381	594,157

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.1	78.8	76.9
Marketing and administrative expenses	10.0	10.1	10.1
Research and development expenses	2.9	2.9	3.1
Bad debt expenses	--	--	0.2
Restructuring charges	--	--	0.1
Acquisition termination costs	--	--	0.1

Income from operations	8.0	8.2	9.5

Income before provision for taxes on income,
minority interests and discontinued operations	7.5	7.8	9.0
Provision for taxes on income	2.3	2.3	2.6
Minority interests	0.3	0.2	0.2

Income from continuing operations	4.9	5.3	6.2
Income (loss) from discontinued operations	(0.2)	0.1	0.2

Net income	4.7%	5.4%	6.4%

Executive Summary

     2006 proved to be a difficult year for the Company. Although we achieved many milestones such as exceeding $1 billion in sales and sold more than 4.0 million tons of PCC, we were unable to leverage our 7% increase in sales to improved operating income performance. This was primarily because of unrecovered raw material and energy cost increases, paper mill and paper machine shutdowns, and weakness in our end-use markets, particularly in the fourth quarter. At the same time, we continued to invest heavily in development programs such as PCC for paper coating in Europe, our SYNSIL® Products for the glass industry, and filler-fiber composites for paper filling. Worldwide net sales for 2006 grew 7% over the prior year from $991 million to $1.059 billion. Foreign exchange had a favorable impact on sales of less than 1 percentage point of growth. Operating income for the full year 2006 increased 5% to $84.9 million from $81.0 million in the prior year. Operating income represented 8.0% of sales in 2006 and was 8.2% of sales in 2005. Income from continuing operations decreased 2% to $51.6 million from $52.7 million in the prior year. Net income for the full year 2006 declined 6% to $50.0 million from $53.3 million in 2005.

     Our operating income and net income has been affected by a number of factors over the past year. The positive factors affecting the operating income and net income were primarily attributable to the following:
.	Increased profitability in the refractory products and systems product line, particularly in North America and Europe, due to strong demand through the first nine months of the year and lower costs achieved through product reformulations;
.	Improved operations at our new satellite PCC facilities in China;
.	Increased worldwide demand for PCC in all regions, and volume growth from expansions of existing PCC facilities in Europe; and
.	Royalty income and reduced litigation expenses from the settlement of patent litigation. The Company will receive additional royalty income of approximately $1.1 million per annum through 2009.

     This growth was partially mitigated by the following factors:
.	Unrecovered cost increases in the PCC product line due to the delayed pass-through of lim BB e cost increases;
.	Paper mill and paper machine shutdowns affecting several satellite PCC facilities;
.	Operating losses in our SYNSIL® Products line primarily due to initial startup costs associated with our manufacturing facility in South Carolina;
.	Unrecovered energy cost increases and significant weakness in the end-use markets during the fourth quarter of 2006 in the Processed Minerals and Specialty PCC product lines;
.	Increased compensation expense related to the adoption of SFAS No. 123R;

.	Decreased margins in the metallurgical product line; and
.	During the fourth quarter of 2006, we also recognized a loss from discontinued operations of approximately $1.6 million related to foreign currency translation losses arising from the liquidation of our investment in Israel.

     The net effect of the aforementioned factors resulted in operating income growth of approximately 5% over 2005, and a decline in net income of approximately 6% from 2005.

     We face some significant risks and challenges in the future:
.	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
.	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
.	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
.	We are subject to cost fluctuations on raw materials, including shipping costs, particularly on magnesia and talc imported from China;
.	We have experienced increased energy costs in both of our business segments that we may not be able to pass through to our customers;
.	Although the SYNSIL® Products family has received favorable reactions from current and potential customers, this product line is not yet profitable. To date, the introduction of SYNSIL® technology to customers has progressed more slowly than anticipated, resulting in temporary overcapacity at our facilities. The manufacturing facilities are strategically located in major market areas for glass making, and we believe our products provide a suitable value equation for glass manufacturers. However, the commercial viability of this product line cannot be assured.
.	The cost of employee benefits, particularly health coverage, has risen significantly in recent years and continues to do so; and
.	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we are optimistic about the opportunities for continued growth that are open to us, including:

.	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
.	Increasing our sales of PCC for paper coating, particularly from our merchant coating PCC facilities in Walsum, Germany and Hermalle, Belgium;
.	Achieving commercialization of a filler-fiber composite technology for the paper industry through our continued research and development activities;
.	Developing new satellite PCC opportunities;
.	Achieving continued market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
.	Continuing our penetration in emerging markets, including our new manufacturing facility in China and our recent acquisition in Turkey in the Refractories segment; and
.	Increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these programs.

     On July 19, 2005, the Company's largest customer, International Paper Company ("IP"), announced a general plan to restructure certain elements of its businesses. As a result, IP sold its coated and super calendered papers business, including four paper mills, to Verso Paper Holdings LLC ("Verso"), an affiliate of Apollo Management LP. The Company owns and operates PCC satellite facilities at two of those paper mills, Jay, Maine, and Quinnesec, Michigan, pursuant to PCC supply contracts, which were transferred by IP to Verso in 2006. This transaction has not affected the Company's PCC satellite operations or assets.

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

Results of Operations

Sales

(Dollars in millions)
Net Sales	2006	% of Total Sales	Growth	2005	% of Total Sales	Growth	2004	% of Total Sales

U.S.	$628.4	59.3%	5%	$600.1	60.6%	8%	$558.2	60.7%
International	430.9	40.7%	10%	390.7	39.4%	8%	360.8	39.3%

Net sales	$1,059.3	100.0%	7%	$990.8	100.0%	8%	$919.0	100.0%

Paper PCC	$500.6	47.3%	9%	$460.7	46.5%	7%	$429.3	46.7%
Specialty PCC	56.4	5.3%	1%	55.6	5.6%	10%	50.7	5.5%

PCC Products	$557.0	52.6%	8%	$516.3	52.1%	8%	$480.0	52.2%

Talc	$58.5	5.5%	8%	$54.2	5.4%	5%	$51.6	5.6%
Other Processed Minerals	85.5	8.1%	(1)%	85.9	8.7%	2%	84.0	9.1%
SYNSIL®	10.4	1.0%	58%	6.6	0.7%	113%	3.1	0.3%

Processed Minerals Products	$154.4	14.6%	5%	$146.7	14.8%	6%	$138.7	15.1%

Specialty Minerals Segment	$711.4	67.2%	7%	$663.0	66.9%	7%	$618.7	67.3%

Refractory Products	$264.6	25.0%	11%	$239.3	24.2%	(2)%	$243.0	26.4%
Metallurgical Products	83.3	7.8%	(6)%	88.5	8.9%	54%	57.3	6.3%

Refractories Segment	$347.9	32.8%	6%	$327.8	33.1%	9%	$300.3	32.7%

Net sales	$1,059.3	100.0%	7%	$990.8	100.0%	8%	$919.0	100.0%

     Worldwide net sales in 2006 increased 7% from the previous year to $1.059 billion. Foreign exchange had a favorable impact on sales of less than 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 7% to $711.4 million compared with $663.0 million for the same period in 2005. Sales in the Refractories segment grew 6% over the previous year to $347.9 million. In 2005, worldwide net sales increased 8% to $990.8 million from $919.0 million in the prior year. Specialty Minerals segment sales increased approximately 7% and Refractories segment sales increased approximately 9% in 2005.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% to $557.0 million from $516.3 million in the prior year. Worldwide net sales of Paper PCC increased 9% to $500.6 million from $460.7 million in the prior year. Paper PCC volumes grew 5% for the full year with volumes in excess of 4.0 million tons. In 2006, worldwide printing and writing paper production totaled approximately 115 million metric tons and increased 2.5% over 2005. Uncoated freesheet, currently our largest PCC market, increased an estimated 2.1% in 2006. Paper PCC sales growth was achieved in all regions with the largest growth occurring in Asia. This was primarily attributable to the ramp up of two new satellite PCC plants in China, which represented approximately 3 percentage points of the volume growth. Worldwide demand for uncoated freesheet and expansions of satellite PCC facilities in Europe more than offset paper mill and paper machine shutdowns affecting several satellite PCC facilities. Sales of Specialty PCC grew 1% to $56.4 million from $55.6 million in 2005.

     Worldwide net sales of PCC increased 8% in 2005 to $516.3 million from $480.0 million in the prior year. Net sales of Paper PCC increased 7% to $460.7 million while Paper PCC volumes grew 4%. In 2005, sales growth was achieved in all regions, except Latin America, with the largest growth occurring in Europe and Asia where sales volumes grew 7% and 20%, respectively. Sales of Specialty PCC grew 10% in 2005 to $55.6 million from $50.7 million due to improved volumes, particularly in automotive and health care applications.

     Net sales of Processed Minerals products in 2006 increased 5% to $154.4 million from $146.7 million in 2005. Talc sales increased 8% to $58.5 million from $54.2 million in the prior year. This was primarily attributable to strong global demand in plastics and health-care related markets. Other Processed Minerals products declined 1% to $85.5 million from $85.9 million in the prior year. This decline was due to weakness in the residential construction market in the second half of 2006. SYNSIL® Products sales increased 58% to $10.4 million due to the initial sales from our new facility in Chester, South Carolina. Processed Minerals net sales in 2005 increased 6% to $146.7 million from $138.7 million in 2004. This increase was primarily attributable to strong demand in the residential construction markets.

     Net sales in the Refractories segment in 2006 increased 6% to $347.9 million from $327.8 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 11% to $264.6 million from $239.3 million in the prior year. This growth was attributable primarily to increased volume in North America during the first nine months of 2006 and in Europe throughout the year. In addition, approximately 3 percentage points of growth was due to the recent acquisition of a refractory producer in Turkey. Sales of metallurgical products within the Refractories segment decreased 6% to $83.3 million from $88.5 million in the prior year. This decline was due to lower selling prices as raw material cost reductions were passed on to customers. Volumes also declined, particularly in the fourth quarter in North America, due to weakness in the steel industry.

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

     Net sales in the United States increased approximately 5% to $628.4 million in 2006 and represented approximately 60% of consolidated net sales. International sales increased approximately 10% to $430.9 million. This increase was primarily attributable to volume growth in both segments. In 2005, both domestic and international sales increased 8%.
Operating Costs and Expenses (Dollars in millions)	2006	Growth		2005	Growth		2004

Cost of goods sold	$838.0	7%		$780.6	11%		$706.3
Marketing and administrative	$106.0	6%		$100.4	8%		$92.8
Research and development	$30.0	3%		$29.1	--%		$29.0
Bad debt expenses	$0.4	*	%	$(0.5)	*	%	$1.6
Acquisition termination costs	$--	*	%	$--	*	%	$1.0
Restructuring charges	$--	*	%	$--	*	%	$1.1
Write-down of impaired assets	$--	*	%	$0.3	*	%	$--

*     Percentage not meaningful

     Cost of goods sold in 2006 was 79.1% of sales compared with 78.8% in the prior year. Our cost of goods sold grew 7% which had a slightly unfavorable leveraging impact on our sales growth resulting in a 5% increase in production margin. This unfavorable leveraging occurred in the Specialty Minerals segment where production margins increased 1% as compared with 7% sales growth. Margins in this segment were affected by several factors:
.	Unrecovered lime cost increases in the PCC product line;
.	Paper machine and paper mill shutdowns;
.	Production losses in our SYNSIL® Products line primarily due to initial startup costs associated with our new facility in South Carolina; and
.	Unrecovered energy cost increases in the Processed Minerals product line.

     Collectively, these factors had an adverse impact on production margin and operating income, as compared with the prior year, by approximately $15 million.

     These negative factors largely offset the improvements in each of the following areas:

.	Ramp-up of our two new satellite PCC facilities in China;
.	Increased demand for PCC, particularly in North America;
.	Cost reduction initiatives; and
.	Expansions of satellite PCC facilities in Europe.

     In the Refractories segment, production margin increased 12% over the prior year as compared with 6% sales growth. This was primarily due to improved steel industry operating conditions in our primary markets during the first nine months and cost reduction initiatives through the reformulation of refractory products.

     Cost of goods sold in 2005 was 78.8% of sales compared with 76.9% in 2004. Our cost of goods sold grew 11% which had an unfavorable leveraging impact on our sales growth resulting in a 1% decrease in production margin. This unfavorable leveraging occurred in both reporting segments. In the Specialty Minerals segment, production margins declined 3% as compared with 7% sales growth. Margins in this segment were affected by several factors:

.	Start-up and ramp-up costs related to the European coating market development program;
.	The effects of continuing paper industry capacity rationalization, which lowered demand at several satellite plants;
.	Unrecovered raw material and energy costs; and
.	Start-up and ramp-up costs at two new facilities in China.

     Marketing and administrative costs increased 6% in 2006 to $106.0 million and represented 10.0% of net sales. This was primarily due to increased worldwide infrastructure costs and other employee benefits, including increased stock option expense of approximately $2.3 million relating to the adoption of SFAS No. 123R. We also experienced a reduction in litigation expenses in 2006 of approximately $3.7 million. In 2005, marketing and administrative costs increased 8% over 2004 to $100.4 million and represented 10.1% of sales. We incurred higher litigation costs in 2005 to protect our intellectual property. This litigation was settled in the fourth quarter of 2005 resulting in non-operating income of $2.1 million, while the costs of such litigation were included in marketing and administrative expenses.

     Research and development expenses increased 3% in 2006 to $30.0 million and represented 2.9% of net sales. In 2005, research and development expenses remained flat at $29.0 million and also represented 2.9% of net sales.

     We recorded bad debt expenses (recoveries) of $0.4 million, $(0.5) million and $1.6 million in 2006, 2005 and 2004, respectively. In 2006, bad debt expenses increased due to additional customer bankruptcies. In 2005, the reduction in bad debt charges was primarily related to recoveries of bad debt in excess of provisions. In 2004, the provision for bad debt was net of recoveries of approximately $2.3 million related to steel company bankruptcies, in which we had previously written off the related accounts receivable.

     During the fourth quarter of 2005, we recorded a write-down of impaired assets of $0.3 million. The impairment related to the closure in the first quarter of our satellite facility in Cornwall, Ontario, resulting from the paper mill shutdown.

     In the fourth quarter of 2004, the Company recognized $1.0 million in pre-tax corporate charges related to due diligence costs from a terminated acquisition effort.

     During the fourth quarter of 2003, we restructured our operations to reduce operating costs and improve efficiency. This resulted in a 2003 restructuring charge of $3.3 million. As part of that restructuring program, we recorded $1.1 million in additional charges in 2004. The restructuring charges relate to workforce reductions from all business units throughout our worldwide operations and the termination of certain leases. There were no restructuring costs in 2005 or 2006.
Income from Operations (Dollars in millions)	2006	Growth	2005	Growth	2004

Income from operations	$84.9	5%	$81.0	(7)%	$87.1

     Income from operations in 2006 increased 5% to $84.9 million from $81.0 million in 2005 and was 8.0% of sales as compared with 8.2% of sales in 2005. Income from operations in 2005 decreased 7% to $81.0 million from $87.1 million in 2004 and was 8.2% of sales as compared with 9.5% of sales in 2004.

     Income from operations for the Specialty Minerals segment increased slightly to $52.9 million and was 7.4% of its net sales. Unfavorable leveraging to operating income for this segment was primarily due to the aforementioned factors affecting production margin. Operating income for the Refractories segment increased 13% to $32.0 million and was 9.2% of its net sales. This was primarily attributable to increased profitability of refractories products and systems partially offset by a reduction in profitability in metallurgical products. In addition, this segment benefited from a pension settlement and curtailment gain of approximately $0.8 million in Asia.

     In 2005, income from operations for the Specialty Minerals segment decreased 9% to $52.7 million and was 7.9% of its net sales. Operating income for the Refractories segment decreased 7% to $28.3 million and was 8.6% of its net sales.

Non-Operating Deductions (Dollars in millions)	2006	Growth	2005	Growth	2004

Non-operating deductions, net	$5.3	47%	$3.6	(20)%	$4.5

     Non-operating deductions increased 47% from the prior year. This increase was primarily due to increased interest expense of $1.9 million over 2005 due to increased borrowings. In addition, in 2006 we recognized an insurance settlement gain of approximately $1.8 million for property damage sustained at one of our facilities. In 2005, we recognized a litigation settlement gain of $2.1 million.
Provision for Taxes on Income (Dollars in millions)	2006	Growth	2005	Growth	2004

Provision for taxes on income	$24.6	7%	$23.0	(3)%	$23.6

     The effective tax rate increased to 30.9% in 2006 as compared with 29.7% in 2005. This increase was primarily related to a change in the mix of earnings, an increase in the valuation allowance due to Ohio tax reform legislation and the impact of FAS 123R.
Minority Interests (Dollars in millions)	2006	Growth	2005	Growth	2004

Minority interests	$3.4	100%	$1.7	--%	$1.7

     The increase in the provision for minority interests was due to improved profitability from our consolidated joint ventures in China.
Income from Continuing Operations (Dollars in millions)	2006	Growth	2005	Growth	2004

Income from continuing operations	$51.6	(2)%	$52.7	(8)%	$57.3

     Income from continuing operations decreased 2% in 2006 to $51.6 million. Diluted earnings per common share from continuing operations increased 2% to $2.61 in 2006 as compared with $2.56 in the prior year.

     In 2005, income from continuing operations decreased 8% to $52.7 million. Diluted earnings per common share from continuing operations decreased 7% to $2.56 in 2005 as compared with $2.76 in the prior year.
Income (Loss) from Discontinued Operations (Dollars in millions)	2006	Growth		2005	Growth	2004

Income (loss) from discontinued operations	$(1.6)	*	%	$0.6	(54)%	$1.3

*  Percentage not meaningful

     During the fourth quarter, the Company liquidated its wholly-owned subsidiary in Hadera, Israel, and classified such business as a discontinued operation. The Company had previously operated a one-unit satellite PCC facility at this location. The loss from discontinued operations in 2006 of $1.6 million or $0.08 per share was predominantly related to foreign currency translation losses recognized upon liquidation of the Company's investment in Israel.
Net Income (Dollars in millions)	2006	Growth	2005	Growth	2004

Net income	$50.0	(6)%	$53.3	(9)%	$58.6

     Net income decreased 6% in 2006 to $50.0 million. Earnings per share on a diluted basis decreased 2% to $2.53 per share in 2006 as compared with $2.59 per share in the prior year.

Outlook

     We are presently experiencing weakness in the primary industries we serve -- paper, construction and steel. There were several paper machine shutdowns that affect our satellite PCC product line as the paper industry continues to consolidate and rationalize capacity. There is continued softening in the residential construction and automotive markets and we are faced with low steel-capacity utilization rates in the United States, our largest market. We expect this weakness to continue into the first half of 2007.

     In 2007, we plan to focus on the following growth strategies:
.	Expand regionally into emerging markets where we have a limited presence.
.	Increase our presence in regional markets where the manufacturing of paper and steel is shifting, particularly China and Eastern Europe.
.	Increase market penetration of PCC in paper filling at both freesheet and groundwood mills.
.	Increase penetration of PCC into the paper coating market.
.	Continue research and development activities for new products, including commercialization of a filler-fiber composite technology for the paper industry.
.	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
.	Continue research and development and marketing efforts for new and existing products, including the SYNSIL® Products' family of composite minerals.
.	Continue to improve our cost competitiveness.
.	Continue selective acquisitions to complement our existing businesses.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

     The following are notable events that may impact our 2007 performance:

     We began operations from our new SYNSIL® Products production facility in the first quarter of 2006 and our operating losses for this product line increased $2.5 million in 2006, primarily as a result of low volume and startup costs. We expect to commence production from a second facility in Cleburne, Texas, in the first quarter of 2007. The introduction of SYNSIL®technology to consumers has progressed more slowly than anticipated, resulting in temporary overcapacity at our facilities. The manufacturing facilities are strategically located in major market areas for glass making, and we believe our products provide a suitable value equation for glass manufacturers. However, this product line continues to operate at a significant loss which is expected to continue into 2007 until volumes at our two new facilities increase. The net book value of the long-lived assets at the SYNSIL® facilities were approximately $43.5 million as of December 31, 2006.

    In 2006, we expected a significant acceleration of our coating program with improved volumes from our merchant paper coating PCC facilities in Walsum, Germany and Hermalle, Belgium. While volumes improved, they were well short of the Company's expectations and the coating development program in Europe continues to operate at a significant loss. We expect these operations to improve in 2007. The net book value of the long-lived assets at these facilities were approximately $50 million as of December 31, 2006.

     We began operation of a 100,000-ton capacity refractory manufacturing facility in China during the third quarter of 2006. We expect this facility to ramp-up in 2007.

     In October 2006, we acquired ASMAS, an Istanbul-based Turkish producer of refractories based in Istanbul, Turkey. This acquisition provides our Refractories segment with an experienced organization and a strong market position in Turkey, as well as excellent manufacturing capabilities and internal access to our key raw material, magnesia. This acquisition will enable us to service the rapidly growing markets in the Middle East and Eastern Europe.

    As we continue to expand our operations overseas, we face the inherent risks of doing business abroad, including inflation, fluctuations in interest rates and currency exchange rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems and other factors. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Brazil, Thailand, China and South Africa. In addition, our performance depends to some extent on that of the industries we serve, particularly the paper manufacturing, steel manufacturing, and construction industries.

     Our sales of PCC are predominantly pursuant to long-term evergreen contracts, initially about ten years in length, with paper companies at whose mills we operate satellite PCC plants. The terms of many of these agreements generally have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a number of our customers to renew existing agreements on terms as favorable to us as those currently in effect could cause our future sales growth rate to differ materially from our historical growth rate and, if not renewed, could also result in impairment of the assets associated with the PCC plant.

Liquidity and Capital Resources

     Cash flows in 2006 were provided from operations and long-term and short-term financing and were used principally to fund $85.2 million of capital expenditures, an acquisition of a refractories business for approximately $32.4 million, and $53.4 million for purchases of common shares for treasury. Cash provided from operating activities amounted to $135.6 million in 2006 as compared with $78.5 million in 2005. The increase in cash from operating activities was primarily due to an improvement of working capital, as compared to the prior year. Our accounts receivables grew at a lower rate than sales and our days of sales outstanding decreased to 59 days from 60 days in the prior year. Growth in inventories were primarily attributable to the timing of raw materials purchases and increased inventories resulting from our recent acquisition. Included in cash flow from operations was pension plan funding of approximately $22.3 million, $12.9 million and $17.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     We expect to utilize our cash reserves to support the aforementioned growth strategies.

     On October 23, 2003, our Board of Directors authorized our Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of May 21, 2006, the Company had repurchased 1,286,828 shares under this program at an average price of $58.28 per share.

     On October 26, 2005, our Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2006, the Company had repurchased 798,672 shares under this program at an average price of approximately $52.86 per share.

     On January 24, 2007, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     At December 31, 2005, we had $50 million in Guaranteed Senior Notes that matured on July 24, 2006. On October 5, 2006, the Company issued and sold $75 million aggregate principal of Senior Notes due October 5, 2013, consisting of (a) $50 million aggregate principal amount 5.53% Series 2006- A Senior Notes; and (b) $25 million aggregate principal amount Floating Rate Series 2006-A Senior Notes.

     We have $186.9 million in uncommitted short-term bank credit lines, of which $73.4 million was in use at December 31, 2006. In addition, we have an $8.5 million committed short-term bank credit line, all of which was in use at December 31, 2006. We anticipate that capital expenditures for 2007 should approximate $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2007 - $2.1 million; 2008 - $7.1 million; 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $nil; thereafter - $97.6 million.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
.	Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2006 and 2005, respectively. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.

.

Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses (recoveries) of $0.4 million, $(0.5) million and $1.6 million in 2006, 2005 and 2004, respectively. The $1.6 million provision in 2004 was net of $2.3 million of bad debt recoveries related to steel customer bankruptcies for previously written off accounts receivable. The charges in 2004 were much higher than historical levels and were primarily related to bankruptcy filings by some of our customers in the paper and steel industries and to additional provisions associated with risks in the paper, steel and other industries. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

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

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we principally measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $736.4 million as of December 31, 2006.

.

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Income.

.

Pension Benefits: We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements. Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans. These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us follows:

       A one percentage point change in our major assumptions would have the following effects:

Effect on Expense
(Dollars in millions)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(1.3)	$0.3	$(1.4)
1% decrease	$1.5	$(0.3)	$1.4

Effect on Projected Benefit Obligation
(thousands of dollars)	Discount Rate	Salary Scale

1% increase	$(13.5)	$1.9
1% decrease	$16.0	$(1.7)
.	Asset Retirement Obligations: We currently record the obligation for estimated asset retirement costs at a fair value in the period incurred. Factors such as expected costs and expected timing of settlement can affect the fair value of the obligations. A revision to the estimated costs or expected timing of settlement could result in an increase or decrease in the total obligation which would change the amount of amortization and accretion expense recognized in earnings over time.

A one-percent increase or decrease in the discount rate would change the total obligation by approximately $0.1 million.

A one-percent increase or decrease in the inflation rate would change the total obligation by approximately $0.3 million.

.	Accounting for Stock-Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As provided under the modified prospective method, results for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options on their date of grant. This model is based upon assumptions relating to the volatility of the stock price, the life of the option, risk-free interest rate and dividend yield. Of these, stock price volatility and option life require greater levels of judgment and are therefore critical accounting estimates.

We used a stock price volatility assumption based upon the historical implied volatility of the Company's stock. We believe this is a good indicator of future, actual and implied volatilities. For stock options granted in the period ended December 31, 2006, the Company used a volatility of 24.78%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2006, the Company used a 6.4 year life.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would change approximately $0.1 million in either direction for the year ended December 31, 2006.

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

Inflation

     Historically, inflation has not had a material adverse effect on us. However, in recent years both business segments have been affected by rapidly rising raw material and energy costs. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these rapidly escalating costs. As the contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation, there is a time lag before such price adjustments can be implemented.

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continued to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are presently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 70% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding. An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $4.7 million and $4.2 million of foreign currencies as of December 31, 2006 and 2005, respectively. These contracts mature between February and July of 2007. The fair value of these instruments at December 31, 2006 and December 31, 2005 was a liability of $0.1 million and $0.2 million, respectively.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

     The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a -15. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(b) under the Securities Exchange Act of 1934) were effective in ensuring that material information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and operating effectiveness of our internal controls as part of this report. Our independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled "Management's Report on Internal Control Over Financial Reporting," and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

     On October 2, 2006, the Company completed an acquisition of a refractory company in Turkey and has excluded this company from our assessment of the effectiveness of our internal control over financial reporting. During 2006, this company contributed less than 1% of consolidated net revenues and, as of December 31, 2006, accounted for approximately 2.5% of our total assets, excluding goodwill.

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage our business operations. As of December 31, 2006, all of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.
Name	Age	Position

Paul R. Saueracker(*)	64	Chairman of the Board; President
		and Chief Executive Officer
Alain F. Bouruet-Aubertot	50	Senior Vice President and Managing Director, Minteq International
Kenneth L. Massimine	57	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	59	Senior Vice President - Finance, and Chief Financial Officer
Gordon S. Borteck	49	Vice President, Organization and Human Resources
Kirk G. Forrest	55	Vice President, General Counsel and Secretary
D. Randy Harrison	55	Vice President and Managing Director, Performance Minerals
Michael A. Cipolla	49	Vice President - Corporate Controller and Chief Accounting Officer
William A. Kromberg	61	Vice President, Taxes
Gregory P. Kelm	53	Treasurer

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

     (*) As previously announced by the Company on November 14, 2007, Mr. Saueracker will retire from the Company effective March 1, 2007. Mr. Joseph C. Muscari, age 60, has been named to succeed Mr. Saueracker effective March 1, 2007 as Chairman of the Board, President and Chief Executive Officer.

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

     John A. Sorel was elected Senior Vice President, Finance and Chief Financial Officer in November 2002. Prior to that time he was elected Senior Vice President, Corporate Development and Finance on January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

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

     The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled "Code of Ethics for the Senior Financial Officers," which is available on our website, www.mineralstech.com, under the links entitled "Corporate Responsibility, Corporate Governance and Policies and Charters."

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the caption "Compensation of Executive Officers" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters as of January 31, 2007" set forth is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

     Pfizer and Quigley also agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the Agreement, of on-site environmental conditions relating to activities prior to the closing of the initial public offering. Further, Pfizer and Quigley agreed to indemnify the Company for 50% of the liabilities in excess of $1 million up to $10 million in liabilities that may have arisen or accrued within ten years after the closing of the initial public offering with respect to such remediation of on-site conditions. The Company is responsible for the first $1 million of such liabilities, 50% of all such liabilities in excess of $1 million up to $10 million, and all such liabilities in excess of $10 million. The Company had asserted to Pfizer and Quigley a number of indemnification claims pursuant to this agreement during the ten-year period following the closing of the initial public offering. On January 30, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million. Such payment was recorded as additional paid-in capital, net of its related tax effect.

Item 14.  Principal Accountant Fees and Services

     The information appearing in the Company's Proxy Statement under the caption "Principal Accountant Fees and Services" is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.

Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-35.

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Management's Report on Internal Control Over Financial Reporting

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

4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	-	Form of Employment Agreement (*), together with schedule relating to executed Employment Agreements (6) (+)
10.6	-	Form of Severance Agreement, together with schedule relating to executed Severance Agreements (7) (+)
10.7	-	Company Employee Protection Plan, as amended August 27, 1999 (6) (+)
10.8	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors (*)(+)
10.9	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of December 20, 2005 (7) (+)
10.10	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (*) (+)
10.11	-	Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (8) (+)
10.12	-	Company Savings and Investment Plan, as amended and restated as of January 1, 2005 (7) (+)
10.13	-	Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (8) (+)
10.14	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (*)(+)

10.15	-	Grantor Trust Agreement, as amended and restated as of December 23, 2005, between the Company and The Bank of New York, as Trustee (7)(+)
10.16	-

Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (9)

10.17	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	-	Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc. (1)
10.19	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (10)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(4)	[RESERVED]
(5)	Incorporated by reference to the exhibit so designated filed with the Company's current Report on Form 8-K filed on May 27, 2005.
(6)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(8)	Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(9)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.
(10)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
By:	/s/Paul R. Saueracker

Paul R. Saueracker
Chairman of the Board and
Chief Executive Officer

February 27, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ Paul R. Saueracker	Chairman of the Board and Chief Executive Officer	February 27, 2007

Paul R. Saueracker	(principal executive officer)

/s/ John A. Sorel	Senior Vice President-Finance and	February 27, 2007

John A. Sorel	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 27, 2007

Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

/s/ Paula H.J. Cholmondeley	Director	February 27, 2007

Paula H. J. Cholmondeley

/s/ Duane R. Dunham	Director	February 27, 2007

Duane R. Dunham

/s/ Steven J. Golub	Director	February 27, 2007

Steven J. Golub

/s/ Kristina M. Johnson	Director	February 27, 2007

Kristina M. Johnson

/s/ Joseph C. Muscari	Director	February 27, 2007

Joseph C. Muscari

/s/ Michael F. Pasquale	Director	February 27, 2007

Michael F. Pasquale

/s/ John T Reid	Director	February 27, 2007

John T. Reid

/s/ William C. Stivers

William C. Stivers	Director	February 27, 2007

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
	December 31,

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$67,929	$51,100
Short-term investments, at cost which approximates market	8,380	2,350
Accounts receivable, less allowance for doubtful accounts:
2006 - $4,550; 2005 - $5,818	188,784	184,272
Inventories	129,894	118,895
Prepaid expenses and other current assets	16,775	20,583

Total current assets	411,762	377,200

Property, plant and equipment, less accumulated depreciation and depletion	652,797	628,745
Goodwill	68,977	53,612
Prepaid pension costs (Note 17)	25,717	67,795
Other assets and deferred charges	33,871	28,951

Total assets	$1,193,124	$1,156,303

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$87,644	$62,847
Current maturities of long-term debt	2,063	53,698
Accounts payable	60,963	61,323
Income taxes payable	9,425	6,409
Accrued compensation and related items	22,569	14,956
Other current liabilities	29,399	32,019

Total current liabilities	212,063	231,252

Long-term debt	113,351	40,306
Accrued pension and postretirement benefits (Note 17)	55,419	23,214
Deferred taxes on income	18,605	49,374
Other non-current liabilities	41,129	40,995

Total liabilities	440,567	385,141

Commitments and contingent liabilities (Note 19)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,102,001 shares in 2006 and 28,001,874 shares in 2005	2,810	2,800
Additional paid-in capital	269,101	261,159
Deferred compensation	--	(3,263)
Retained earnings	867,512	828,591
Accumulated other comprehensive income (loss)	(21,248)	(5,879)
Less common stock held in treasury, at cost; 9,016,473
shares in 2006 and 8,015,073 shares in 2005	(365,618)	(312,246)

Total shareholders' equity	752,557	771,162

Total liabilities and shareholders' equity	$1,193,124	$1,156,303

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(thousands of dollars, except per share data)
	Year Ended December 31,

	2006	2005	2004

Net sales	$1,059,307	$990,751	$918,952
Operating costs and expenses:
Cost of goods sold	838,015	780,553	706,298
Marketing and administrative expenses	106,016	100,363	92,811
Research and development expenses	30,016	29,062	28,996
Bad debt expenses (recoveries)	377	(518)	1,576
Restructuring charges	--	--	1,145
Acquisition termination costs	--	--	997
Write-down of impaired assets	--	265	--

Income from operations	84,883	81,026	87,129

Interest income	1,762	1,384	1,589
Interest expense	(7,753)	(5,847)	(4,130)
Foreign exchange gains (losses)	(268)	(450)	(564)
Other income (deductions)	955	1,279	(1,399)

Non-operating deductions, net	(5,304)	(3,634)	(4,504)

Income before provision for
taxes on income, minority interests and discontinued operations	79,579	77,392	82,625
Provision for taxes on income	24,588	22,985	23,637
Minority interests	3,441	1,732	1,710

Income from continuing operations	51,550	52,675	57,278
Income (loss) from discontinued operations, net of tax	(1,599)	589	1,285

Net income	$49,951	$53,264	$58,563

Earnings per share:
Basic:
Income from continuing operations	$2.63	$2.59	$2.79
Income (loss) from discontinued operations	(0.08)	0.03	0.06

Basic earnings per share	$2.55	$2.62	$2.85

Diluted:
Income from continuing operations	$2.61	$2.56	$2.76
Income (loss) from discontinued operations	(0.08)	0.03	0.06

Diluted earnings per share	$2.53	$2.59	$2.82

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,

	2006	2005	2004

Operating Activities
Net income	$49,951	$53,264	$58,563
Income (loss) from discontinued operations	(1,599)	589	1,285

Income from continuing operations	51,550	52,675	57,278

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	83,204	73,253	70,083
Write-down of impaired assets	--	265	--
Loss on disposal of property, plant and equipment	918	1,220	1,281
Deferred income taxes	4,345	6,392	(7,965)
Provisions for bad debts	377	(518)	3,876
Other	3,475	2,124	1,495

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,916	(34,646)	(3,175)
Inventories	(6,679)	(16,839)	(17,495)
Prepaid expenses and other current assets	2,951	280	(2,077)
Pension plan funding	(22,348)	(12,874)	(17,579)
Accounts payable	(5,059)	7,867	11,211
Income taxes payable	3,040	(6,080)	8,638
Tax benefits related to stock incentive programs	590	2,138	7,220
Other	12,900	1,587	15,461

Net cash provided by continuing operations	135,180	76,844	128,252
Net cash provided by discontinued operations	419	1,673	971

Net cash provided by operations	135,599	78,517	129,223

Investing Activities
Purchases of property, plant and equipment	(85,159)	(111,539)	(106,423)
Purchases of short-term investments	(12,590)	(2,350)	(12,875)
Proceeds from sales of short-term investments	6,440	7,200	5,675
Proceeds from disposal of property, plant and equipment	675	311	1,655
Proceeds from insurance settlement	2,398	--	--
Acquisition of businesses, net of cash acquired	(32,416)	(3,170)	--

Net cash used in investing activities	(120,652)	(109,548)	(111,968)

Financing Activities
Proceeds from issuance of long-term debt	75,000	--	--
Repayment of long-term debt	(53,754)	(3,825)	(2,757)
Net proceeds from issuance (repayment) of short-term debt	24,797	32,847	(831)
Purchase of common shares for treasury	(53,372)	(47,618)	(16,225)
Cash dividends paid	(3,911)	(4,070)	(4,102)
Proceeds from issuance of stock under option plan	3,741	8,747	14,173
Excess tax benefits related to stock incentive programs	152	--	--
Indemnification proceeds from former parent company	4,500	--	--
Debt issuance costs	(190)	--	--

Net cash used in financing activities	(3,037)	(13,919)	(9,742)

Effect of exchange rate changes on cash and cash equivalents	4,919	(9,717)	7,739

Net increase (decrease) in cash and cash equivalents	16,829	(54,667)	15,252
Cash and cash equivalents at beginning of year	51,100	105,767	90,515

Cash and cash equivalents at end of year	$67,929	$51,100	$105,767

Non-cash Investing and Financing Activities:
Tax liability on indemnification proceeds from former parent company	$1,782	$--	$--

Property, plant and equipment additions related to asset retirement obligations	$--	$839	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Cost	Total

Balance as of January 1, 2004	$2,742	$225,512	$(1,220)	$724,936	$3,814	$(248,403)	$707,381

Comprehensive income:
Net income	--	--	--	58,563	--	--	58,563
Currency translation adjustment	--	--	--	--	33,974	--	33,974
Minimum pension liability adjustment	--	--	--	--	(2,246)	--	(2,246)

Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	150	--	150
Reclassification adjustment	--	--	--	--	(68)	--	(68)

Total comprehensive income	--	--	--	58,563	31,810	--	90,373

Dividends declared	--	--	--	(4,102)	--	--	(4,102)
Employee Benefit transactions	36	14,137	--	--	--	--	14,173
Income tax benefit arising from employee stock option plans	--	7,220	--	--	--	--	7,220
Issuance of restricted stock	--	1,361	(1,361)	--	--	--	--
Amortization of restricted stock	--	--	493	--	--	--	493
Purchase of common stock for treasury	--	--	--	--	--	(16,225)	(16,225)

Balance as of December 31, 2004	2,778	248,230	(2,088)	779,397	35,624	(264,628)	799,313

Comprehensive Income:
Net income	--	--	--	53,264	--	--	53,264
Currency translation adjustment	--	--	--	--	(43,648)	--	(43,648)
Minimum pension liability adjustment	--	--	--	--	1,901	--	1,901

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(118)	--	(118)
Reclassification adjustment	--	--	--	--	362	--	362

Total comprehensive income	--	--	--	53,264	(41,503)	--	11,761

Dividends declared	--	--	--	(4,070)	--	--	(4,070)
Employee Benefit transactions	22	8,725	--	--	--	--	8,747
Income tax benefit arising from employee stock option plans	--	2,138	--	--	--	--	2,138
Issuance of restricted stock	--	2,066	(2,066)	--	--	--	--
Amortization of restricted stock	--	--	891	--	--	--	891
Purchase of common stock for treasury	--	--	--	--	--	(47,618)	(47,618)

Balance as of December 31, 2005	2,800	261,159	(3,263)	828,591	(5,879)	(312,246)	771,162

Comprehensive Income:
Net income	--	--	--	49,951	--	--	49,951
Currency translation adjustment	--	--	--	--	35,924	--	35,924
Additional minimum liability	--	--	--	--	2,988	--	2,988

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(62)	--	(62)
Reclassification adjustment	--	--	--	--	124	--	124

Total comprehensive income	--	--	--	49,951	38,974	--	88,925

Dividends declared	--	--	--	(3,911)	--	--	(3,911)
Opening retained earnings adjustment due to adoption of EITF 04-06 (Note 23)	--	--	--	(7,119)	--	--	(7,119)
Employee Benefit transactions	10	3,731	--	--	--	--	3,741
Income tax benefit arising from employee stock option plans	--	741	--	--	--	--	741
Reclassification of unearned compensation	--	(3,263)	3,263	--	--	--	--
Amortization of restricted stock	--	1,679	--	--	--	--	1,679
Indemnity proceeds, net of tax (Note 25)	--	2,718	--	--	--	--	2,718
Adjustment to initially apply SFAS 158,
net of tax	--	--	--	--	(54,343)	--	(54,343)
Stock option expenses	--	2,336	--	--	--	--	2,336
Purchase of common stock for treasury	--	--	--	--	--	(53,372)	(53,372)

Balance as of December 31, 2006	$2,810	$269,101	$--	$867,512	$(21,248)	$(365,618)	$752,557

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

     Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents amounted to $4.0 million at December 31, 2006. Short-term investments consist of financial instruments with original maturities beyond three months. Short-term investments amounted to $8.4 million and $2.4 million at December 31, 2006 and 2005, respectively.

     Trade Accounts Receivable

     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days based on payment terms are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Effective January 1, 2006, the Company has adopted SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." As required by this statement, items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. In addition, the allocation of fixed production overheads to the costs of conversion should be based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred. SFAS No. 151 did not have a material impact on our results of operations during the year ended December 31, 2006.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes, based upon proven and probable reserves, and on a percentage depletion basis of tax purposes.

     Stripping Costs Incurred During Production

     As further discussed in Note 23, effective January 1, 2006, the Company has adopted the consensus of Emerging Issues Task Force ("EITF") Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." Stripping costs are those costs incurred for the removal of waste materials for the purpose of accessing ore body that will be produced commercially. Stripping costs incurred during the production phase of a mine are variable costs that are included in the costs of inventory produced during the period that the stripping costs are incurred.

     Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived assets," and EITF 04-3, "Mining Assets: Impairment and Business Combinations." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

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

     The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

     Accounting for Asset Retirement Obligations

     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" and under the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." SFAS No. 143 establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FASB Interpretation No. 47 includes legal obligations to perform asset retirement activities where timing or method of settlement are conditional on future events.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Foreign Currency

     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. Other foreign currency gains and losses are included in net income. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2006, the Company had no international subsidiaries operating in highly inflationary economies.

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

     Accounting for Stock-Based Compensation

     As further discussed in Note 2, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123,"Accounting for Stock-Based Compensation." As provided under the modified prospective method, results for prior periods have not been restated. Prior to its adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method in APB Opinion No. 25 and recognized no compensation expense in its financial statements. As permitted by SFAS No. 123, stock-based compensation was included as a pro-forma disclosure in the notes to the consolidated financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pension and Post-retirement Benefits

     The Company has defined benefit pension plans covering the majority of its employees. The benefits are generally based on years of service and an employee's modified career earnings.

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

     Reclassifications

     Certain reclassifications were made to prior year amounts to conform with the current year presentation.

Note 2.   Stock-Based Compensation

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

     Net income for 2006 includes $2.3 million pretax compensation costs related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in income. The related tax benefit on the non-qualified stock options is $0.5 million for 2006.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table shows the pro forma effects on net income and earnings per share for the years ended December 31, 2005 and 2004 had compensation cost been recognized in accordance with SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."
(in millions, except per share data)	Dec. 31, 2005	Dec. 31, 2004

Net income, as reported	$53.3	$58.6
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	0.6	0.3
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2.1)	(2.7)

Pro forma net income	$51.8	$56.2

Basic EPS
Net income, as reported	$2.62	$2.85
Pro forma net income	$2.54	$2.73

Diluted EPS
Net income, as reported	$2.59	$2.82
Pro forma net income	$2.52	$2.72

      Disclosures for the period ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2006 was approximately 8%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2006, 2005 and 2004 was $18.97, $24.13 and $20.73, respectively. The weighted average grant date fair value for stock options vested during 2006 was $20.83. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $1.8 million.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:
	2006	2005 (pro forma)	2004 (pro forma)

Expected life (years)	6.4	7.0	7.0
Interest rate	4.63%	4.36%	3.94%
Volatility	24.78%	28.72%	29.58%
Expected dividend yield	0.37%	0.32%	0.37%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the year ended December 31, 2006:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2006	1,185,765	$45.15
Granted	79,200	54.82
Exercised	(103,392)	39.02
Canceled	(9,504)	35.80

Balance December 31, 2006	1,152,069	$46.44	4.78	$14,228

Exercisable, December 31, 2006	925,180	$44.22	3.20	$13,480

     The aggregate intrinsic value above is before applicable income taxes, based on the Company's closing stock price of $58.79 as of the last business day of the period ended December 31, 2006 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2006 was $17.48. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2006 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2005	260,846	$55.00
Options granted	79,200	54.82
Options vested	(112,221)	53.87
Options forfeited	(936)	53.89

Nonvested options outstanding, December 31, 2006	226,889	$55.50

     The following table summarizes additional information concerning options outstanding at December 31, 2006:
Options Outstanding						Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price

$34.825	-	$44.156	513,425	2.5	$38.85	513,425	$38.85
$46.625	-	$54.225	568,144	6.4	$51.46	388,851	$50.28
$55.840	-	$66.000	70,500	8.3	$61.22	22,904	$61.43

$34.825	-	$66.000	1,152,069	4.8	$46.44	925,180	$44.22

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan"). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Upon issuance of the rights, a deferred compensation expense equivalent to the market value of the underlying shares on the date of the grant was charged to stockholders' equity and was being amortized over the estimated average deferral period of approximately five years. Under the provisions of SFAS No. 123R, the recognition of unearned compensation is no longer required. Accordingly, in the first quarter of 2006, the balance of Deferred Equity Compensation was reversed into Additional Paid-in Capital on the Company's balance sheet. The Company granted 50,300 shares and 36,100 shares for the periods ended December 31, 2006 and 2005, respectively. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant. As of December 31, 2006, there was unrecognized stock-based compensation related to restricted stock of $4.3 million,

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which will be recognized over approximately the next four years. The compensation expense amortized with respect to all units was approximately $1.7 million and $0.9 million for the periods ended December 31, 2006 and 2005, respectively. Such costs are included in marketing and administrative expenses. 255 restricted stock shares were vested as of December 31, 2006.

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2005	84,755	$54.20
Granted	50,300	$54.91
Vested	(255)	$39.30
Canceled	--	$--

Unvested balance at December 31, 2006	134,800	$55.61

Note 3.   Earnings Per Share (EPS)

(thousand of dollars, except per share amounts)	2006	2005	2004

Basic EPS
Income from continuing operations	$51,550	$52,675	$57,278
Income (loss) from discontinued operations	(1,599)	589	1,285

Net income	$49,951	$53,264	$58,563

Weighted average shares outstanding	19,600	20,345	20,530

Basic earnings per share from continuing operations	$2.63	$2.59	$2.79
Basic earnings (loss) per share from discontinued operations	(0.08)	0.03	0.06

Basic earnings per share	$2.55	$2.62	$2.85

Diluted EPS	2006	2005	2004

Income from continuing operations	$51,550	$52,675	$57,278
Income (loss) from discontinued operations	(1,599)	589	1,285

Net income	$49,951	$53,264	$58,563

Weighted average shares outstanding	19,600	20,345	20,530
Dilutive effect of stock options	138	222	239

Weighted average shares outstanding, adjusted	19,738	20,567	20,769

Diluted earnings per share from continuing operations	$2.61	$2.56	$2.76
Diluted earnings (loss) per share from discontinued operations	(0.08)	0.03	0.06

Diluted earnings per share	$2.53	$2.59	$2.82

     The weighted average diluted common shares outstanding for the years ended December 31, 2006 and December 31, 2005 exclude the dilutive effect of 371,587 options and 56,700 options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during such year.

     The weighted average diluted common shares outstanding for the year ended December 31, 2006 includes the effect of average unearned compensation as required under SFAS No. 123R.

Note 4.   Discontinued Operations

     In April 2006, the Company ceased operation at its one-unit satellite PCC facility in Hadera, Israel. In the fourth quarter, the Company recorded a loss from discontinued operations of approximately $1.7 million upon liquidation of its investment in Israel. This loss was predominantly related to the recognition of foreign currency translation losses previously recognized in accumulated other comprehensive income (loss).

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table details selected financial information for the discontinued operation in the consolidated statements of income:
Thousands of Dollars	2006	2005	2004

Net sales	$1,468	$5,087	$4,715

Income from operations	$77	$804	$1,948

Foreign currency translation
loss upon liquidation	$(1,563)	$--	$--

Provision for taxes on income	$79	$304	$662

Income (loss) from
discontinued operations, net of tax	$(1,599)	$589	$1,285

Note 5.   Income Taxes

     Income before provision for taxes, minority interests, and discontinued operations by domestic and foreign source is as follows:

Thousands of Dollars	2006	2005	2004

Domestic	$41,095	$40,468	$42,070
Foreign	38,484	36,924	40,555

Total income before provision for income taxes	$79,579	$77,392	$82,625

     The provision for taxes on income consists of the following:

Thousands of Dollars	2006	2005	2004

Domestic
Taxes currently payable
Domestic
Federal	$6,205	$5,561	$13,406
State and local	2,877	876	3,483
Deferred income taxes	5,044	7,144	(3,890)

Domestic tax provision	14,126	13,581	12,999

Foreign
Taxes currently payable	11,161	10,220	14,717
Deferred income taxes	(699)	(816)	(4,079)

Foreign tax provision	10,462	9,404	10,638

Total tax provision	$24,588	$22,985	$23,637

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2006	2005	2004

U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(5.3)	(4.9)	(4.1)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(3.8)	(4.5)	(3.5)
State and local taxes, net of Federal tax benefit	2.4	1.9	1.0
Tax credits and foreign dividends	0.9	2.3	(0.1)
Increase in valuation allowance	1.4	--	--
Other	0.3	(0.1)	0.4

Consolidated effective tax rate	30.9%	29.7%	28.7%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2006	2005

Deferred tax assets:
State and local taxes	$2,593	$4,324
Accrued expenses	8,771	10,214
Deferred expenses	1,399	3,037
Net operating loss carry forwards	13,236	15,204
Pension and post-retirement benefits costs	15,268	--
Other	11,107	6,852

Total deferred tax assets	$52,374	$39,631

Thousands of Dollars	2006	2005

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$56,628	$62,803
Pension and post-retirement benefits cost deducted for tax purposes
in excess of amounts reported for financial statements	--	14,673
Other	11,538	6,563

Total deferred tax liabilities	68,166	84,039

Net deferred tax liabilities	$15,792	$44,408

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:

Thousands of Dollars	2006	2005

Net deferred tax assets, current	$(2,813)	$(4,966)
Net deferred tax liabilities, long-term	18,605	49,374

	$15,792	$44,408

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     The Company established a valuation allowance of approximately $0.9 million as of December 31, 2006. This valuation allowance relates to net operating loss carryforwards in the state of Ohio where there is an uncertainty regarding their realizability. There was no valuation allowance as of December 31, 2005.

     The Company recorded $13.2 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $1.8 million expire over the next 15 years, and $11.4 million can be utilized over an indefinite period.

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

     Net cash paid for income taxes were $18.0 million, $21.2 million and $15.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     In December 2004, the FASB issued SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides relief concerning the timing of the SFAS No. 109 requirement to accrue deferred taxes for unremitted earnings of foreign subsidiaries. On October 22, 2004, the American Jobs Act Creation Act of 2004 ("AJCA") was signed into law. The AJCA includes a special, one-time, 85% dividends received deduction for certain foreign earnings that are repatriated. The Company repatriated $18.5 million in 2005 under this Act, which resulted in a tax liability of approximately $1.2 million and increased the effective tax rate by 1.5%.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $139.2 million of foreign subsidiaries' undistributed earnings as of December 31, 2006 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. However, in the event that the entire $139.2 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be greater than $12.2 million.

     Net foreign currency exchange (losses) gains, included in non-operating deductions in the Consolidated Statements of Income, were $(268,000), $(450,000), and $(564,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 7.   Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2006	2005

Raw materials	$60,013	$54,471
Work in process	8,321	7,727
Finished goods	38,911	36,264
Packaging and supplies	22,649	20,433

Total inventories	$129,894	$118,895

Note 8.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2006	2005

Land	$24,087	$19,433
Quarries/mining properties	39,123	50,543
Buildings	173,815	157,038
Machinery and equipment	1,071,046	969,537
Construction in progress	52,107	75,852
Furniture and fixtures and other	118,744	107,895

	1,478,922	1,380,298
Less: Accumulated depreciation and depletion	(826,125)	(751,553)

Property, plant and equipment, net	$652,797	$628,745

     Approximately 40% of the balance in construction in progress as of December 31, 2006 relates to the construction of a new facility for the SYNSIL® product line.

     Depreciation and depletion expense for the years ended December 31, 2006, 2005 and 2004 was $79.8 million, $70.9 million, and $69.6 million, respectively.

Note 9.   Restructuring Charges

     During the fourth quarter of 2003, the Company announced plans to restructure its operations in an effort to reduce operating costs and to improve efficiency. The Company recorded a pre-tax restructuring charge of $3.3 million in the fourth quarter of 2003 to reflect these actions, consisting of severance, other employee benefits, and lease termination costs. During 2004, additional costs related to this program of $1.1 million were recorded. As of December 31, 2006, all employees identified in the workforce reduction were terminated and no liability remains to be paid.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Acquisitions

     In October 2006, the Company acquired all of the outstanding stock of ASMAS, an Istanbul-based Turkish producer of refractories for approximately $32.4 million in cash. The terms of the acquisition provides for an additional purchase price of up to $5 million to be paid in 2009 based upon performance criteria through 2008.  The operations of this entity have been included in the Refractories segment of the Company's financial statements since the date of the acquisition. This acquisition will allow the Company to service the growing steel industries in Eastern Europe and the Middle East, and to provide vertical integration through its own kilns and sources of magnesite.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

(Millions of Dollars)	2006

Current assets	$5.1
Property, plant and equipment	13.5
Intangible assets	8.6
Goodwill	13.8

Total assets acquired	41.0
Liabilities assumed	8.6

Net cash paid	$32.4

     The purchase price allocation has not been finalized as of December 31, 2006.

     The weighted average amortization period for the acquired intangible assets subject to amortization is approximately 13.5 years. Goodwill associated with this transaction is not tax deductible.

     Pro forma financial information has not been presented since this business combination was not material to the Company's total assets or results of operations.

    In the fourth quarter of 2005, the Company made a cash acquisition of the metallurgical measurement technology/digital electrode control system product line of ET Electrotechnology GmbH for approximately $3.2 million. This acquisition and related technology offers a power consumption system in electric steelmaking and ladle furnaces. The Company recorded tax-deductible goodwill of approximately $1.3 million in connection with this acquisition.

     In the fourth quarter of 2004, the Company recognized pre-tax corporate charges of $1.0 million expense related to due diligence for a terminated acquisition effort.

Note 11.  Goodwill and Other Intangible Assets

   The carrying amount of goodwill was $69.0 million and $53.6 million as of December 31, 2006 and December 31, 2005, respectively. The net change in goodwill since December 31, 2005 was primarily attributable to the acquisition of ASMAS and the effect of foreign exchange.

     Acquired intangible assets included in other assets and deferred charges subject to amortization as of December 31, 2006 and December 31, 2005 were as follows:
	December 31, 2006		December 31, 2005

(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.2	$1.8	$6.0	$1.4
Customer lists	10.0	0.8	2.9	0.4
Other	0.1	--	--	--

	$17.3	$2.6	$8.9	$1.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 2006,

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2005 and 2004, respectively. The estimated amortization expense is $1.2 million for each of the next five years through 2011.

     Included in other assets and deferred charges is an additional intangible asset of approximately $7.3 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.8 million was amortized in 2006. Estimated amortization as a reduction of sales is as follows: 2007 - $1.8 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 12.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for disposition of long-lived assets. This statement also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2005, the Company recorded a writedown of impaired assets of $0.3 million for the closure of our satellite facility at Cornwall, Canada in the first quarter of 2006.

Note 13.   Derivative Financial Instruments and Hedging Activities

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

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as cash flow hedges. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expired in January 2005. These agreements effectively converted a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 12 open foreign exchange contracts as of December 31, 2006.

     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (loss) as a separate component of shareholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The gains and losses associated with these forward exchange contracts are recognized into cost of sales. Gains and losses and hedge ineffectiveness associated with these derivatives were not significant.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Short-term Investments

     The composition of the Company's short-term investments are as follows:
(in thousands of dollars)	2006	2005

Short-term Investments -
Available for Sale Securities:
Short-term bank deposits	$8,380	$2,350

         There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2006 since the carrying amount approximates fair market value.

Note 15.  Financial Instruments and Concentrations of Credit Risk

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2006, the Company had open foreign exchange contracts with a financial institution to purchase approximately $4.7 million of foreign currencies. These contracts range in maturity from February 9, 2007 to July 10, 2007. The fair value of these instruments was a liability of $0.1 million at December 31, 2006. The fair value of the open foreign exchange contracts at December 31, 2005 was a liability of $0.2 million.

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

     The Company's bad debt expense (recoveries) for the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $(0.5) million and $1.6 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Long-Term Debt and Commitments

     The following is a summary of long term debt:

(thousands of dollars)	Dec. 31, 2006	Dec. 31, 2005

5.53% Series 2006A Senior Notes	$ 50,000	$ --
Due October 5, 2013
Floating Rate Series 2006A Senior Notes	25,000	--
Due October 5, 2013
7.49% Guaranteed Senior Notes Due July 24, 2006	--	50,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	605	3,062
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Installment obligations	8,812	9,700
Other borrowings	1,197	1,442

Total	115,414	94,004
Less: Current maturities	2,063	53,698

Long-term debt	$113,351	$ 40,306

     On July 24, 1996, through a private placement, the Company issued $50 million of 7.49% Guaranteed Senior Notes due July 24, 2006. The proceeds from the sale of the notes were used to refinance a portion of the short-term commercial bank debt outstanding. These notes matured and were paid on July 24, 2006.

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments began June 30, 2002. Interest is payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.14% and 2.51% for the years ended December 31, 2006 and 2005, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.14% and 2.51% for the years ended December 31, 2006 and 2005, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.14% and 2.51% for the years ended December 31, 2006 and 2005, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.14% and 2.51% for the years ended December 31, 2006 and 2005, respectively.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Brookhaven, Mississippi. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 5.65% and 3.82% for the years ended December 31, 2006 and 2005, respectively.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. For the year ending December 31, 2006, $0.9 million of principal was paid on this debt. Principal payments are as follows: 2007 - $0.9 million; 2008 - $6.5 million; 2013 - $1.4 million.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate for the year ended December 31, 2006 was 5.82%. The principal payment for both tranches is due on October 5, 2013.

     The aggregate maturities of long-term debt are as follows: 2007 - $2.1 million; 2008 - $7.1 million; 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $ nil; thereafter - $97.6 million.

     The Company had available approximately $186.9 million in uncommitted, short-term bank credit lines, of which $73.4 million was in use at December 31, 2006. The Company also has available an $8.5 million committed, short-term bank credit line, all of which was in use at December 31, 2006.

     Short-term borrowings as of December 31, 2006 and 2005 were $87.6 million and $62.8 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2006 and 2005 was 5.57% and 4.54%, respectively.

     During 2006, 2005 and 2004, respectively, the Company incurred interest costs of $8.9 million, $7.2 million and $6.3 million including $1.1 million, $1.3 million and $2.1 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 17.  Benefit Plans

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

     Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires an employer to recognize the funded status of its defined benefit plans as an asset or liability on the balance sheet and to recognize changes in the funded status through comprehensive income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the incremental effects of applying the provisions of SFAS 158 on the individual line items of the consolidated balance sheet, based on the funded status of our plans:
	December 31, 2006

Millions of Dollars	Pension and Post-retirement Prior to Adopting SFAS 158	SFAS 158 Adjustments	Pension and Post-retirement After Adopting SFAS 158

Intangible assets	$15.5	$(0.8)	$14.7
Prepaid pension costs	83.6	(57.9)	25.7
Total assets	1,251.8	(58.7)	1,193.1
Current liabilities	209.1	2.4	212.1
Accrued pension and post-retirement benefits	33.8	21.6	55.4
Deferred taxes	50.0	(31.4)	18.6
Total liabilities	448.0	(7.4)	440.6
Accumulated other comprehensive income	30.2	(51.3)	(21.2)
Total shareholders' equity	804.0	(51.3)	752.6
Total liabilities and shareholders' equity	$1,251.8	$(58.7)	$1,193.1

     Our adoption of FAS 158 had no impact on our earnings for the year ended December 31, 2006 and will not affect the Company's consolidated statements of income in  future periods.

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2006 and 2005 is as follows:

     Obligations and Funded Status
	Pension Benefits		Other Benefits

Millions of Dollars	2006	2005		2005

Change in benefit obligation
Benefit obligation at beginning of year	$177.6	$156.4	$36.1	$31.7
Service cost	7.9	7.2	2.1	1.7
Interest cost	10.1	8.9	2.2	2.0
Actuarial loss	12.3	17.6	3.1	3.5
Benefits paid	(6.4)	(9.5)	(2.5)	(3.1)
Plan amendments	9.0	--	3.0	--
Other	4.0	(3.0)	--	0.3

Benefit obligation at end of year	$214.5	$177.6	$44.0	$36.1

	Pension Benefits		Other Benefits

Millions of Dollars	2006	2005	2006	2005

Change in plan assets
Fair value of plan assets beginning of year	$186.3	$173.9	$--	$--
Actual return on plan assets	21.6	12.1	--	--
Employer contributions	22.3	12.9	2.5	3.1
Plan participants' contributions	0.4	0.2	--	--
Benefits paid	(6.4)	(9.5)	(2.5)	(3.1)
Other	2.1	(3.3)	--	--

Fair value of plan assets at end of year	$226.3	$186.3	$--	$--

Funded status	$11.8	$8.7	$(44.0)	$(36.1)
Unrecognized transition amount	--	--	--	0.1
Unrecognized net actuarial loss	--	51.8	--	12.8
Unrecognized prior service cost	--	3.4	--	--

Prepaid (accrued) benefit cost	$--	$63.9	$--	$(23.2)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Other Benefits

Millions of Dollars	2006	2005	2006	2005

Pension asset	$25.7	$--	$--	$--
Pension liability	(13.9)	--	(44.0)
Prepaid benefit costs	--	67.8	--	--
Accrued benefit liabilities	--	(9.0)	--	(23.2)
Intangible asset	--	0.8	--	--
Accumulated other comprehensive (income) loss	43.6	4.3	10.7	--

Net amount recognized	$55.4	$63.9	$(33.3)	$(23.2)

     Included in accrued compensation and related items is the current portion of pension liabilities of approximately $2.5 million as of December 31, 2006.

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits

Millions of Dollars	2006	2005	2004	2006	2005	2004

Service cost	$7.9	$7.2	$6.4	$2.1	$1.7	$1.4
Interest cost	10.1	8.9	8.5	2.2	2.0	1.8
Expected return on plan assets	(15.4)	(13.9)	(12.5)	--	--	--
Amortization of transition amount	--	--	0.1	--	--	--
Amortization of prior service cost	1.0	1.1	0.7	1.0	0.8	--
Recognized net actuarial loss	3.2	1.8	1.7	0.2	--	0.5
SFAS No. 88 curtailment (gain) loss	(0.8)	0.3	0.6	--	--	--

Net periodic benefit cost	$6.0	$5.4	$5.5	$5.5	$4.5	$3.7

     Unrecognized prior service cost is amortized on an accelerated basis over the average remaining service period of each active employee.

     Under the provisions of SFAS No. 88, lump-sum distributions from terminations, resulted in a plan curtailment of one of the Company's pension plans and also caused partial settlement of such plan. As a result, there was a curtailment gain in income from operations of $0.8 million in 2006.

     Under the provisions of SFAS No. 88, lump-sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $0.3 million and $0.6 million in 2005 and 2004, respectively.

     The Company's funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that provides for future plan benefits and maintains appropriate funded percentages. Annual contributions to the U.S. qualified plans are at least sufficient to satisfy regulatory funding standards and are not more than the maximum amount deductible for income tax purposes. The funding policies for the international plans conform to local governmental and tax requirements. The plans' assets are invested primarily in stocks and bonds.

     Amounts recognized in accumulated other comprehensive income consist of:

	December 31, 2006

(Millions of Dollars)	Pension Benefits	Post-retirement

Net actuarial loss	$36.5	$9.0
Net prior service cost	7.1	1.7

Net amount recognized	$43.6	$10.7

     The accumulated benefit obligation for all defined benefit pension plans was $197.9 million and $161.6 million at December 31, 2006 and 2005, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The 2007 estimated amortization of amounts in other comprehensive income are as follows:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits

Amortization of prior service cost	$3.6	$1.0
Amortization of net loss	1.5	0.5

Total costs be recognized	$5.1	$1.5

Additional Information

     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2006, 2005 and 2004 are as follows:
	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

     The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2006, 2005 and 2004 are as follows:
	2006	2005	2004

Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%

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

      For measurement purposes, health care cost trend rates of approximately 10% for pre-age-65 and post-age-65 benefits were used in 2006. These trend rates were assumed to decrease gradually to 5.0% for 2011 and remain at that level thereafter. However, the Company will only absorb a 5% increase.

     A one percentage-point change in assumed health care cost trend rates would have the following effects:
Thousands of Dollars	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$--	$(2)

Effect on postretirement benefit obligations	$--	$(2,727)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2006 and 2005 by asset category are as follows:
Asset Category	2006	2005

Equity securities	66.4%	66.2%
Fixed income securities	31.5%	31.4%
Real estate	0.3%	0.4%
Other	1.8%	2.0%

Total	100%	100%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents domestic and foreign pension plan assets information at December 31, 2006, 2005 and 2004 (the measurement date of pension plan assets):

	U.S. Plans			International Plans

Millions of Dollars	2006	2005	2004	2006	2005	2004

Fair value of plan assets	$177.9	$149.7	$139.3	$48.4	$36.6	$34.6

     Contributions

     The Company expects to contribute $15.0 million to its pension plans and $2.0 million to its other postretirement benefit plan in 2007.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2007	$10.4	$1.8
2008	$9.6	$1.8
2009	$12.3	$2.0
2010	$14.1	$2.2
2011	$14.2	$2.6
2012 - 2016	$89.9	$17.7

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

     Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.3 million, $3.0 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Notes 18.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $6.1 million, $4.6 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2007 through 2011 and in aggregate thereafter are approximately $4.6 million, $3.6 million, $3.1 million, $2.3 million, $1.0 million, respectively, and $7.8 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $7.0 million at December 31, 2006.

     Total future minimum payments to be received under direct financing leases for each of the years 2007 through 2011 and the aggregate thereafter are approximately: $4.9 million, $3.7 million, $2.7 million, $1.9 million, $1.3 million, and $2.3 million thereafter.

Note 19.  Litigation

     On November 28, 2005, the Company announced that it had reached a settlement of pending commercial and patent litigation with Omya AG. The settlement was on a worldwide basis, hence the litigation in both the United States and Italy have been dismissed. The settlement provides for the recognition of the Company's intellectual property and patent rights. As part of the settlement, the Company received a settlement payment and granted Omya AG a non-exclusive license for the terms of the patents in exchange for royalty payments through 2009.

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 776 pending silica cases and 26 pending

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asbestos cases. In 2006, the Company was named in two new silica cases and in three new asbestos cases. To date, 655 silica cases have been dismissed, of which 211 were dismissed in 2006. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for 2006 for the legal defense of these cases was $0.1 million. The Company expenses legal costs when incurred. Our experience has been that MTI is not liable to plaintiffs in any of these lawsuits and MTI does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company is committed to identifying appropriate improvements to the wastewater treatment system by July 1, 2007, and to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $350,000, which has been accrued as of December 31, 2006. It is reasonably possible that a change in estimate may occur.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 20.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 19,085,528 shares and 19,986,801 shares were outstanding at December 31, 2006 and 2005, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends

     Cash dividends of $3.9 million or $0.20 per common share were paid during 2006. In January 2007, a cash dividend of approximately $0.9 million or $0.05 per share, was declared, payable in the first quarter of 2007.

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

     The following table summarizes stock option and restricted stock activity for the Plan:
		Under Option		Restricted Stock

	Shares Available for Grant	Shares	Weighted Average Exercised Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2004	1,190,737	1,482,766	40.85	27,855	49.12
Granted	(297,650)	270,750	54.09	26,900	50.59
Exercised	--	(363,300)	39.01	--	--
Canceled	23,998	(21,998)	46.25	(2,000)	49.12

Balance December 31, 2004	917,085	1,368,218	43.87	52,755	49.88
Granted	(86,800)	50,700	61.97	36,100	60.59
Exercised	--	(218,431)	40.69	--	--
Canceled	18,822	(14,722)	51.51	(4,100)	51.56

Balance December 31, 2005	849,107	1,185,765	45.15	84,755	54.20
Granted	(129,500)	79,200	54.82	50,300	54.91
Exercised	--	(103,392)	39.02	(255)	39.30
Canceled	9,504	(9,504)	35.80	--	--

Balance December 31, 2006	729,111	1,152,069	46.44	134,800	55.61

Note 21.  Comprehensive Income

      Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the accumulated balances of other comprehensive income (loss):
Millions of Dollars	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$6.9	$(2.7)	$(0.4)	$3.8
Current year net change	34.0	(2.2)	0.1	31.8

Balance at December 31, 2004	40.9	(4.9)	(0.3)	35.6
Current year net change	(43.7)	1.9	0.2	(41.5)

Balance at December 31, 2005	(2.8)	(3.0)	(0.1)	(5.9)
Current year net change	36.0	(51.3)	--	(15.3)

Balance at December 31, 2006	$33.2	$(54.3)	$(0.1)	$(21.2)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $1.9 million, $(1.3) million and $(0.2) million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 22.  Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company records asset retirement obligations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also applied the provisions of FIN 47 related to conditional asset retirement obligations at its facilities. The Company has recorded asset retirement obligations at all of its facilities except where there are no contractual or legal obligations. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of December 31, 2006:

Thousands of Dollars
Asset retirement liability, beginning of period	$10,968
Accretion expense	723
Settlements	(283)
Foreign currency translation	242

Asset retirement liability, end of period	$11,650

     The current portion of the liability of approximately $0.2 million is included in other current liabilities. The long-term portion of the liability of approximately $11.5 million is included in other noncurrent liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

Note 23.  Accounting for Stripping Costs

     Effective January 1, 2006, the Company adopted the consensus of EITF No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." This consensus states that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Company had previously deferred stripping costs in excess of the average life of mine stripping ratio and amortized such costs on a unit of production method when the ratio of waste to ore mined is less than the average life of mine stripping ratio. As a result, the Company recorded an after-tax charge of $7.1 million to its opening retained earnings and increased its opening inventory by $0.8 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a reconciliation of opening retained earnings:

(thousands of dollars)
Ending retained earnings, December 31, 2005	$828,591
Adoption of EITF 04-06, net of tax	7,119

Opening retained earnings, January 1, 2006	$821,472

     The change did not have a significant impact on earnings in 2006.

Note 24.  Non-Operating Income and Deductions
(thousands of dollars)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004

Interest income	$1,762	$1,384	$1,589
Interest expense	(7,753)	(5,847)	(4,130)
Gain on insurance settlement	1,822	--	--
Litigation settlement	--	2,100	--
Foreign exchange losses	(268)	(451)	(564)
Other income (deductions)	(867)	(820)	(1,399)

Non-operating deductions, net	$(5,304)	$(3,634)	$(4,504)

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

     During the fourth quarter of 2005, the Company recognized a litigation settlement gain of $2.1 million relating to the worldwide settlement of its pending commercial and patent litigation with Omya AG.

Note 25.  Transaction with Former Parent Company

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

Note 26.  Segment and Related Information

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Segment information for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):
	2006

	Specialty Minerals	Refractories	Total

Net sales	$711.4	$347.9	$1,059.3
Income from operations	52.9	32.0	84.9
Bad debt expenses	0.8	(0.4)	0.4
Depreciation, depletion and amortization	68.8	14.4	83.2
Segment assets	795.8	356.2	1,152.0
Capital expenditures	67.8	16.0	83.8

	2005

	Specialty Minerals	Refractories	Total

Net sales	$663.0	$327.8	$990.8
Income from operations	52.7	28.3	81.0
Impairment of assets	0.3	--	0.3
Bad debt expenses	0.3	(0.8)	(0.5)
Depreciation, depletion and amortization	61.2	12.1	73.3
Segment assets	768.1	293.4	1,061.5
Capital expenditures	85.3	21.8	107.1

	2004

	Specialty Minerals	Refractories	Total

Net sales	$618.7	$300.3	$919.0
Income from operations	57.7	30.4	88.1
Restructuring charges	0.7	0.4	1.1
Bad debt expenses	1.3	0.3	1.6
Depreciation, depletion and amortization	57.9	12.2	70.1
Segment assets	769.6	297.4	1,067.0
Capital expenditures	83.1	17.8	100.9

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):
Income before provision for taxes on
income and minority interests	2006	2005	2004

Income from operations for reportable segments	$84.9	$81.0	$88.1
Unallocated corporate expenses	--	--	(1.0)

Consolidated income from operations	84.9	81.0	87.1
Interest income	1.8	1.4	1.6
Interest expense	(7.8)	(5.8)	(4.1)
Other deductions	0.7	0.8	(2.0)

Income before provision for taxes on income,
minority interests and discontinued operations	$79.6	$77.4	$82.6

Total assets	2006	2005	2004

Total segment assets	$1,152.0	$1,061.5	$1,067.0
Corporate assets	41.1	94.8	87.9

Consolidated total assets	$1,193.1	$1,156.3	$1,154.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital expenditures	2006	2005	2004

Total segment capital expenditures	$83.8	$107.1	$100.9
Corporate capital expenditures	1.4	4.4	5.5

Consolidated total capital expenditures	$85.2	$111.5	$106.4

     The carrying amount of goodwill by reportable segment as of December 31, 2006 and December 31, 2005 was as follows:
	Goodwill

(Thousands of Dollars)	2006	2005

Specialty Minerals	$16,560	$15,371
Refractories	52,417	38,241

Total	$68,977	$53,612

     The net change in goodwill since December 31, 2005 was primarily attributable to the acquisition of ASMAS and the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows (in millions):
Net Sales	2006	2005	2004

United States	$628.4	$600.1	$558.2

Canada/Latin America	80.7	80.0	81.7
Europe/Africa	278.4	248.7	222.7
Asia	71.8	62.0	56.4

Total International	430.9	390.7	360.8

Consolidated total net sales	$1,059.3	$990.8	$919.0

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
Long-lived assets	2006	2005	2004

United States	$425.2	$424.0	$412.4

Canada/Latin America	18.8	21.1	23.7
Europe/Africa	217.1	176.8	194.0
Asia	75.3	67.6	43.7

Total International	311.2	265.5	261.4

Consolidated total long-lived assets	$736.4	$689.5	$673.8

     The Company's sales by product category are as follows:
Millions of Dollars	2006	2005	2004

Paper PCC	$500.6	$460.7	$429.3
Specialty PCC	56.4	55.6	50.7
Talc	58.5	54.2	51.6
SYNSIL®	10.4	6.6	3.1
Other Processed Minerals	85.5	85.9	84.0
Refractory Products	264.6	239.3	243.0
Metallurgical Products	83.3	88.5	57.3

Net Sales	$1,059.3	$990.8	$919.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27.  Quarterly Financial Data (unaudited)

     The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Millions of Dollars, Except Per Share Amounts

2006 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$141.9	$137.7	$138.9	$138.5
Processed Minerals	39.2	41.8	38.9	34.5

Specialty Minerals Segment	181.1	179.5	177.8	173.0
Refractories Segment	83.6	86.9	87.5	89.9

Net sales	264.7	266.4	265.3	262.9
Gross profit	53.7	56.1	57.8	53.7

Income from continuing operations	12.7	12.6	14.1	12.2
Income from discontinued operations	0.1	(0.1)	--	(1.7)

Net income	$12.8	$12.5	$14.1	$10.5

Earnings per share:
Basic:
Earnings per share
from continuing operations	$0.64	$0.63	$0.72	$0.64
Earnings per share
discontinued operations	--	--	--	(0.09)

Basic earnings per share	$0.64	$0.63	$0.72	$0.55

Diluted:
Earnings per share
from continuing operations	$0.64	$0.63	$0.72	$0.63
Earnings per share
from discontinued operations	--	--	--	(0.08)

Diluted earnings per share	$0.64	$0.63	$0.72	$0.55

Market price range per share of common stock:
High	$58.93	$61.27	$53.40	$59.31
Low	$52.97	$51.61	$48.01	$51.71
Close	$58.41	$52.00	$53.40	$58.79

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$132.8	$121.6	$129.3	$132.5
Processed Minerals	35.8	37.8	36.7	36.5

Specialty Minerals Segment	168.6	159.4	166.0	169.0
Refractories Segment	81.0	84.0	79.5	83.2

Net sales	249.6	243.4	245.5	252.2

Gross profit	57.3	51.3	50.9	50.6

Income from continuing operations	14.9	13.0	12.1	12.5
Income from discontinued operations	0.3	0.1	0.1	0.1

Net income	$15.2	$13.1	$12.2	$12.6

Earnings per share:
Basic:
Earnings per share
from continuing operations	$0.72	$0.63	$0.60	$0.63
Earnings per share
from discontinued operations	0.02	0.01	0.01	--

Basic earnings per share	$0.74	$0.64	$0.61	$0.63

Diluted:
Earnings per share
from continuing operations	$0.71	$0.62	$0.60	$0.63
Earnings per share
from discontinued operations	0.02	0.01	--	--

Diluted earnings per share	$0.73	$0.63	$0.60	$0.63

Market price range per share of common stock:
High	$66.80	$68.83	$64.11	$58.32
Low	$60.52	$60.02	$57.21	$51.59
Close	$65.78	$61.60	$57.21	$55.89

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

     In the fourth quarter of 2005, the Company recorded a $0.3 million writedown of impaired assets relating to the planned closure of the Company's operations in Cornwall, Canada.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Shared-Based Payment," SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," and Emerging Issues Task Force Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." Also as discussed in the notes to the consolidated financial statements, effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 27, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a refractories company in Turkey acquired on October 2, 2006. This refractories company, excluding goodwill, constituted approximately 2.5% of consolidated total assets of the Company and less than 1% of consolidated net sales. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of this acquired company.

In our opinion, management's assessment that Minerals Technologies Inc. and subsidiary companies maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule. Our report refers to the adoption in 2006 of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Shared-Based Payment," SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," Emerging Issues Task Force Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry," and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)."

/s/ KPMG LLP

New York, New York
February 27, 2007

Management's Report On Internal Control Over Financial Reporting

     Management of Minerals Technologies Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgements and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company's assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

     The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

     Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

     The Company assessed its internal control system as of December 31, 2006 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2006, its system of internal control over financial reporting was effective.

     On October 2, 2006, the Company completed an acquisition of a refractories company in Turkey and has excluded this company from our assessment of the effectiveness of our internal control over financial reporting. During 2006, this company contributed less than 1% of consolidated net sales and, as of December 31, 2006, accounted for approximately 2.5% of our consolidated total assets, excluding goodwill.

     The consolidated financial statements have been audited by the independent registered public accounting firm, KPMG LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm's attestation of management's assessment of internal controls, are also presented within this document.

/s/	Paul R. Saueracker Chairman of the Board, President and Chief Executive Officer	/s/	John A. Sorel Senior Vice President, Finance and Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 27, 2007

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (c)	Deductions (a) (b)	Balance at End of Period

Year ended December 31, 2006
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$5,818	$377	$(1,645)	$4,550

Year ended December 31, 2005
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,143	$(518)	$(807)	$5,818

Year ended December 31, 2004
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,010	$1,576	$(1,443)	$7,143

(a)	Includes impact of translation of foreign currencies.
(b)	Uncollectible accounts charged against allowance for doubtful accounts, net of recoveries of $2.3 million in 2004.
(c)	Provision for bad debts, net of reversal of recoveries of $0.6 million in 2006 and $1.0 million in 2005.

S-1

=