Form 10-Q
period 2007-04-01
MINERALS TECHNOLOGIES INC
filed 2007-05-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

or

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 13, 2007 19,087,448

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended

(in thousands, except per share data)	April 1, 2007	April 2, 2006

Net sales	$273,541	$264,702
Cost of goods sold	218,626	210,973

Production margin	54,915	53,729
Marketing and administrative expenses	27,343	27,668
Research and development expenses	7,688	7,219

Income from operations	19,884	18,842
Non-operating income (deductions), net	(2,596)	711

Income before provision for taxes
on income and minority interests	17,288	19,553
Provision for taxes on income	5,619	5,921
Minority interests	848	901

Income from continuing operations	10,821	12,731
Income from discontinued operations, net of tax	--	81

Net income	$10,821	$12,812

Earnings per share:

Basic:
Income from continuing operations	$0.57	$0.64
Income from discontinued operations	--	--

Basic earnings per share	$0.57	$0.64

Diluted:
Income from continuing operations	$0.56	$0.64
Income from discontinued operations	--	--

Diluted earnings per share	$0.56	$0.64

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	19,046	19,947
Diluted	19,241	20,083

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	April 1, 2007*	December 31, 2006**

Current assets:
Cash and cash equivalents	$80,087	$67,929
Short-term investments, at cost which approximates market	8,422	8,380
Accounts receivable, net	200,449	188,784
Inventories	128,883	129,894
Prepaid expenses and other current assets	15,706	16,775

Total current assets	433,547	411,762

Property, plant and equipment, less accumulated depreciation and depletion - April 1, 2007 - $849,600; December 31, 2006 - $826,125	649,236	652,797
Goodwill	71,211	68,977
Prepaid pension costs	35,587	25,717
Other assets and deferred charges	39,979	33,871

Total assets	$1,229,560	$1,193,124

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$78,817	$87,644
Current maturities of long-term debt	2,758	2,063
Accounts payable	63,950	60,963
Other current liabilities	61,647	61,393

Total current liabilities	207,172	212,063

Long-term debt	119,823	113,351
Other non-current liabilities	130,274	115,153

Total liabilities	457,269	440,567

Shareholders' equity:
Common stock	2,821	2,810
Additional paid-in capital	275,286	269,101
Retained earnings	879,325	867,512
Accumulated other comprehensive loss	(12,837)	(21,248)

	1,144,595	1,118,175

Less treasury stock	(372,304)	(365,618)

Total shareholders' equity	772,291	752,557

Total liabilities and shareholders' equity	$1,229,560	$1,193,124

*   Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended

(thousands of dollars)	April 1, 2007	April 2, 2006

Operating Activities:

Net income	$10,821	$12,812
Income from discontinued operations	--	81

Income from continuing operations	10,821	12,731

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	22,027	20,103
Tax benefits related to stock incentive programs	585	332
Other non-cash items	1,987	(1,175)
Net changes in operating activities	(6,169)	6,786

Net cash provided by continuing operations	29,251	38,777
Net cash provided by discontinued operations	--	364

Net cash provided by operating activities	29,251	39,141

Investing Activities:

Purchases of property, plant and equipment	(13,925)	(26,151)
Proceeds from sale of short-term investments	1,000	--
Purchases of short-term investments	(1,000)	(660)
Proceeds from settlement of insurance settlement	--	2,398

Net cash used in investing activities	(13,925)	(24,413)

Financing Activities:

Proceeds from issuance of long-term debt	7,741	--
Repayment of long-term debt	(593)	(611)
Net repayment of short-term debt	(8,918)	(20,361)
Purchase of common shares for treasury	(6,686)	(8,117)
Proceeds from issuance of stock under option plan	4,371	1,663
Excess tax benefits related to stock incentive programs	125	142
Cash dividends paid	(951)	(996)
Indemnification proceeds from former parent company	--	4,500

Net cash used in financing activities	(4,911)	(23,780)

Effect of exchange rate changes on cash and
cash equivalents	1,743	883

Net increase (decrease) in cash and cash equivalents	12,158	(8,169)
Cash and cash equivalents at beginning of period	67,929	51,100

Cash and cash equivalents at end of period	$80,087	$42,391

Supplemental disclosure of cash flow information:
Interest paid	$1,412	$2,586

Income taxes paid	$4,131	$4,235

Non-cash financing activities:
Tax liability on indemnification proceeds
from former parent company	$--	$1,782

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

     Income Taxes

     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgements regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgements can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 5 to the condensed consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

Note 3.  Earnings Per Share (EPS)

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

Basic EPS (in thousands, except per share data)	April 1, 2007	April 2, 2006

Income from continuing operations	$10,821	$12,731
Income from discontinued operations	--	81

Net income	$10,821	$12,812

Weighted average shares outstanding	19,046	19,947

Basic earnings per share from continuing operations	$0.57	$0.64
Basic earnings per share from discontinued operations	--	--

Basic earnings per share	$0.57	$0.64

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended

Diluted EPS (in thousands, except per share data)	April 1, 2007	April 2, 2006

Income from continuing operations	$10,821	$12,731
Income from discontinued operations	--	81

Net income	$10,821	$12,812

Weighted average shares outstanding	19,046	19,947
Dilutive effect of stock options and stock units	195	136

Weighted average shares outstanding, adjusted	19,241	20,083

Diluted earnings per share from continuing operations	$0.56	$0.64
Diluted earnings per share from discontinued operations	--	--

Diluted earnings per share	$0.56	$0.64

     The weighted average diluted common shares outstanding for the three months ended April 1, 2007 and April 2, 2006 excludes the dilutive effect of 265,900 options and 58,200 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

     The weighted average diluted common shares outstanding for the three months ended April 1, 2007 and April 2, 2006 include the dilutive effect of average unearned compensation as required under SFAS No. 123R.

Note 4.   Discontinued Operations

     In April 2006, the Company ceased operation at its one-unit satellite PCC facility in Hadera, Israel. In the fourth quarter, the Company liquidated its wholly-owned subsidiary and classified such business as a discontinued operation.

     The following table details selected financial information for the business included within discontinued operations in the consolidated statements of income:
	Three Months Ended

Thousands of Dollars	April 1, 2007	April 2, 2006

Net sales	$--	$1,338

Income from operations	$--	$122

Income from
discontinued operations, net of tax	$--	$81

Note 5.   Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 specifies the way companies are to account for uncertainty in income tax reporting and prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized income tax benefits, resulting in an increase to the January 1, 2007 balance of retained earnings.

     The following is a reconciliation of opening retained earnings:
Ending retained earnings, December 31, 2006	$867,512
Adoption of FIN 48	$1,943

Opening retained earnings, January 1, 2007	$869,455

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     As of the date of adoption of FIN 48, the Company had approximately $11.3 million of total unrecognized income tax benefits. Included in this amount were a total of $5.2 million of unrecognized income tax benefits that if recognized would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had approximately $2.3 million of interest and penalties accrued as of January 1, 2007 and approximately $2.5 million accrued as of April 1, 2007.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and European income tax examinations by tax authorities for years prior to 2003.

Note 6.   Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	April 1, 2007	December 31, 2006

Raw materials	$57,437	$60,013
Work-in-process	9,706	8,321
Finished goods	38,615	38,911
Packaging and supplies	23,125	22,649

Total inventories	$128,883	$129,894

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $71.2 million and $69.0 million as of April 1, 2007 and December 31, 2006, respectively. The net change in goodwill since January 1, 2007 was primarily due to additional charges relating to the effect of foreign exchange and our acquisition of ASMAS, for which the purchase accounting has not yet been finalized.

     Acquired intangible assets subject to amortization as of April 1, 2007 and December 31, 2006 were as follows:
	April 1, 2007		December 31, 2006

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.4	$2.0	$7.2	$1.8
Customer lists	11.2	1.0	10.0	0.8
Other	0.5	--	0.1	--

	$19.1	$3.0	$17.3	$2.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in other assets and deferred charges is an intangible asset of approximately $6.8 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the first quarter of 2007. Estimated amortization as a reduction of sales is as follows: remainder of 2007 - $1.3 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	April 1, 2007	Dec. 31, 2006

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	--	605
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	7,755	--
Installment obligations	8,812	8,812
Other borrowings	1,214	1,197

Total	122,581	115,414
Less: Current maturities	2,758	2,063

Long-term debt	$119,823	$113,351

     As of April 1, 2007, the Company had $188 million of uncommitted short-term bank credit lines, of which approximately $79 million was in use.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with Communication Bank of China, totaling RMB 60,000,000. The assets of the PCC facilities operated by these consolidated joint ventures were pledged as collateral for RMB 43,000,000 of the loans. The loan agreements bear a variable interest rate based on the People's Bank of China base rate, and mature between January 29, 2009 and March 26, 2009. The interest rate on these loans during the first quarter was approximately 6.52%.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended

	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006

Service cost	$2.4	$2.1	$0.7	$0.5
Interest cost	3.2	2.6	0.6	0.5
Expected return on plan assets	(5.0)	(4.1)	--	--
Amortization*:
Prior service cost	0.4	0.1	0.1	--
Recognized net actuarial loss	0.9	0.9	0.3	0.2

Net periodic benefit cost	$1.9	$1.6	$1.7	$1.2

*    Current year amortization amounts are recorded as increases to accumulated other comprehensive income, totaling $1.0 million, net of tax, in accordance with the provisions of SFAS No. 158.

Employer Contributions

     The Company expects to contribute $15 million to its pension plan and $2 million to its other post retirement benefit plans in 2007. As of April 1, 2007, $10.5 million has been contributed to the pension fund and approximately $0.4 million has been contributed to the post retirement benefit plans.

Note 10.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended

(thousands of dollars)	April 1, 2007	April 2, 2006

Net income	$10,821	$12,812
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,224	5,014
Pension and postretirement plan adjustments	1,052	--
Cash flow hedges:
Net derivative gains arising during the period	13	94
Reclassification adjustment	31	(125)

Comprehensive income	$19,141	$17,795

     The components of accumulated other comprehensive loss, net of related tax, are as follows:
(millions of dollars)	April 1, 2007	December 31, 2006

Foreign currency translation adjustments	$40.4	$33.2
Unrecognized pension costs	(53.3)	(54.3)
Net loss on cash flow hedges	--	(0.1)

Accumulated other comprehensive loss	$(12.9)	$(21.2)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations" establishes the financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company records asset retirement obligations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also adopted the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," related to conditional asset retirement obligations at its facilities. The Company has recorded asset retirement obligations at all of its facilities except where there are no legal or contractual obligations. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of April 1, 2007:
(thousands of dollars)

Asset retirement liability, December 31, 2006	$11,650
Accretion expense	139
Foreign currency translation	57

Asset retirement liability, April 1, 2007	$11,846

     Approximately $0.1 million is included in other current liabilities and $11.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 1, 2007.

Note 12.  Transaction with Former Parent Company

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

Note 13.  Non-Operating Income and Deductions
	April 1, 2007	April 2, 2006

Interest income	$484	$514
Interest expense	(2,554)	(1,564)
Gain on insurance settlement	--	1,822
Foreign exchange gains (losses)	(329)	142
Other deductions	(197)	(203)

Non-operating income (deductions), net	$(2,596)	$711

     During the first quarter of 2006, the Company recognized an insurance settlement gain of $1.8 million, net of related deductible, for property damage sustained at one of its facilities in 2004 as a result of a storm. Claims submitted to the insurance carrier for damages related to a combination of replacement costs for fixed assets and reimbursement of expenses associated with the clean up and repairs at the facility. The insurance settlement gain related to the reimbursement of replacement costs for fixed assets in excess of the net book value of such assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.  Segment and Related Information

     Segment information for the three months ended April 1, 2007 was as follows:
	Net Sales

(thousands of dollars)	Three Months Ended

	April 1, 2007	April 2, 2006

Specialty Minerals	$184,020	$181,115
Refractories	89,521	83,587

Total	$273,541	$264,702

	Income from Operations

(thousands of dollars)	Three Months Ended

	April 1, 2007	April 2, 2006

Specialty Minerals	$13,182	$12,122
Refractories	6,702	6,720

Total	$19,884	$18,842

     The carrying amount of goodwill by reportable segment as of April 1, 2007 and December 31, 2006 was as follows:
(thousands of dollars)	Goodwill

	April 1, 2007	December 31, 2006

Specialty Minerals	$16,597	$16,560
Refractories	54,614	52,417

Total	$71,211	$68,977

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
	Three Months Ended

Income before provision for taxes on income and minority interests:	April 1, 2007	April 2, 2006

Income from operations for reportable segments	$19,884	$18,842
Non-operating income (deductions), net	(2,596)	711

Income before provision for taxes on income
and minority interests	$17,288	$19,553

     The Company's sales by product category are as follows:
	Three Months Ended

(millions of dollars)	April 1, 2007	April 2, 2006

Paper PCC	$133.6	$126.9
Specialty PCC	15.0	15.0
Talc	14.8	14.8
Ground Calcium Carbonate	19.2	22.1
SYNSIL®	1.4	2.3
Refractory Products	71.5	61.1
Metallurgical Products	18.0	22.5

Net Sales	$273.5	$264.7

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 1, 2007 and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 1, 2007 and April 2, 2006. These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     As discussed in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

/s/ KPMG LLP

New York, New York
May 1, 2007

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended

	April 1, 2007	April 2, 2006

Net sales	100.0%	100.0%
Cost of goods sold	79.9	79.7
Marketing and administrative expenses	10.0	10.5
Research and development expenses	2.8	2.7

Income from operations	7.3	7.1

Net income	4.0%	4.8%

Executive Summary

     Consolidated sales for the first quarter of 2007 increased 3% over the prior year to $273.5 million from $264.7 million. Foreign exchange had a favorable impact on sales growth of approximately $5.4 million or 2 percentage points of growth. Operating income increased 6% to $19.9 million from $18.8 million in the prior year. However, net income decreased 16% to $10.8 million from $12.8 million in the prior year. The prior year's net income was positively affected by a gain on the settlement of an insurance claim.

      We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly on magnesia and talc imported from China;
•	Although the SYNSIL® Products family has received favorable reactions from current and potential customers, this product line is not yet profitable. To date, the introduction of SYNSIL® technology to customers has progressed more slowly than anticipated, resulting in overcapacity at our facilities. The manufacturing facilities are strategically located in major market areas for glass making, and we believe our products provide a suitable value equation for glass manufacturers. However, the commercial viability of this product line cannot be assured;
•	The cost of employee benefits, particularly health coverage, has risen significantly in recent years and continues to do so; and
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we believe there are opportunities for continued growth that are open to us, including:

•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Increasing our sales of PCC for paper coating, particularly from our merchant coating PCC facilities in Walsum, Germany and Hermalle, Belgium;
•	Achieving commercialization of a filler-fiber composite technology for the paper industry through our continued research and development activities;
•	Developing new satellite PCC opportunities;
•	Achieving continued market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
•	Continuing our penetration in emerging markets, including our new manufacturing facility in China and our recent acquisition in Turkey, both within the Refractories segment; and

•	Increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(millions of dollars)	First Quarter 2007	% of Total Sales	Growth	First Quarter 2006	% of Total Sales
Net Sales

U.S	$152.8	55.9%	(6)%	$161.8	61.1%
International	120.7	44.1%	17%	102.9	38.9%

Net sales	$273.5	100.0%	3%	$264.7	100.0%

Paper PCC	$133.6	48.9%	5%	$126.9	47.9%
Specialty PCC	15.0	5.5%	--%	15.0	5.7%

PCC Products	$148.6	54.4%	5%	$141.9	53.6%

Talc	$14.8	5.4%	--%	$14.8	5.6%
Ground Calcium Carbonate	19.2	7.0%	(13)%	22.1	8.3%
SYNSIL®	1.4	0.5%	(39)%	2.3	0.9%

Processed Minerals Products	$35.4	12.9%	(10)%	$39.2	14.8%

Specialty Minerals Segment	$184.0	67.3%	2%	$181.1	68.4%

Refractory Products	$71.5	26.1%	17%	$61.1	23.1%
Metallurgical Products	18.0	6.6%	(20)%	22.5	8.5%

Refractories Segment	$89.5	32.7%	7%	$83.6	31.6%

Net sales	$273.5	100.0%	3%	$264.7	100.0%

     Worldwide net sales in the first quarter of 2007 increased 3% from the previous year to $273.5 million. Foreign exchange had a favorable impact on sales of approximately $5.4 million or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $184.0 million compared with $181.1 million for the same period in 2006. Sales in the Refractories segment grew 7% over the previous year to $89.5 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 5% in the first quarter to $148.6 million from $141.9 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 2 percentage points of growth. Paper PCC sales grew 5% to $133.6 million in the first quarter of 2007 from $126.9 million in the prior year. However, total paper PCC volumes declined 1 percent. Weakness in the North American market was partially offset by volume growth in all other regions of the world, increased selling prices and foreign currency. Sales of Specialty PCC were $15.0 million, the same as the prior year.

     Net sales of Processed Minerals products decreased 10% in the first quarter to $35.4 million from $39.2 million in the first quarter of 2006. This decrease was attributable primarily to the continued weakness in the residential and commercial construction markets. In addition, SYNSIL® Products sales decreased 39% to $1.4 million from $2.3 million in the prior year. This decline was primarily attributable to a reduction of commercial product from the Company's customer sampling facility in Ohio. Additionally, sales from our two commercial facilities remain below expectations.

     Net sales in the Refractories segment in the first quarter of 2007 increased 7% to $89.5 million from $83.6 million in the prior year. This increase was attributable to incremental sales from the recent acquisition in Turkey. Strong demand in Europe and Asia offset the lower demand in North America. In addition, foreign exchange had a favorable impact on sales of $1.9 million or approximately 2 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 17 percent to $71.5 million from $61.1 million. Sales of metallurgical products within the Refractories segment decreased 20 percent to $18.0 million as compared with $22.5 million in the same period last year. This decrease was primarily attributable to lower volumes in North America and Latin America and lower prices resulting from the reduction in the cost of raw materials for this product line that is traditionally passed through to the customers.

     Net sales in the United States decreased 6% to $152.8 million in the first quarter of 2007. International sales in the first quarter of 2007 increased 17% to $120.7 million.

Operating Costs and Expenses (millions of dollars)	First Quarter 2007	First Quarter 2006	Growth

Cost of goods sold	$218.6	$211.0	4%
Marketing and administrative	$27.3	$27.7	(1)%
Research and development	$7.7	$7.2	7%

     Cost of goods sold was 79.9% of sales compared with 79.7% of sales in the prior year. In the Specialty Minerals segment, production margin was flat as compared with 2% sales growth. This segment has been affected by weakness in the Processed Minerals product line, severance costs, paper machine and paper mill shutdowns, and production losses in our SYNSIL® Product lines, partially offset by the recovery of raw material costs. In the Refractories segment, production margin increased 6% as compared with the 7% sales growth.

     Marketing and administrative costs decreased 1% in the first quarter to $27.3 million and represented 10.0% of net sales. This was primarily due to decreased bad debt expense of approximately $1.0 million in the current year. In the prior year, additional provisions for bad debts were established in connection with a customer bankruptcy.

     Research and development expenses increased 7% to $7.7 million and represented 2.8% of net sales as compared with 2.7% of net sales in the prior year.
Income from Operations (millions of dollars)	First Quarter 2007	First Quarter 2006	Growth

Income from operations	$19.9	$18.8	6%

     Income from operations in the first quarter of 2007 increased 6% to $19.9 million from $18.8 million in the prior year. Income from operations represented 7.3% of net sales in the first quarter of 2007 compared with 7.1% in the first quarter of 2006.

     Income from operations for the Specialty Minerals segment increased 9% to $13.2 million and was 7.2% of its net sales. Operating income for this segment was impacted by the aforementioned factors affecting production margin but were offset by lower expense levels than in the prior year. Operating income for the Refractories segment was the same as the prior year and was 7.5% of its net sales as compared with 8.0% of its net sales in 2006. The decline in the operating income ratio was due to a less favorable product mix, weakness in the North American steel market and additional costs related to new business development activities.

Non-Operating Deductions	First Quarter	First Quarter
(millions of dollars)	2007	2006	Growth

Non-operating income (deductions), net	$(2.6)	$0.7	*	%

   * Percentage not meaningful

     During the first quarter of 2006, the Company recognized net non-operating income of $0.7 million as a result of an insurance settlement gain of approximately $1.8 million for property damage sustained at one of its facilities, offsetting interest expense and other deductions.

     In the first quarter of 2007, the Company recorded net non-operating deductions of $2.6 million. This is primarily composed of net interest expense of $2.1 million as compared with $1.1 million in the prior year as a result of increased borrowings.

Provision for Taxes on Income	First Quarter	First Quarter
(millions of dollars)	2007	2006	Growth

Provision for taxes on income	$5.6	$5.9	(5)%

     The effective tax rate increased to 32.5% in the first quarter of 2007 from 30.3% in the prior year due to a change in the mix of earnings and an increase in projected foreign dividends.

Net Income	First Quarter	First Quarter
(millions of dollars)	2007	2006	Growth

Net income	$10.8	$12.8	(16)%

     Net income decreased 16% in the first quarter of 2007 to $10.8 million. Diluted earnings per common share decreased 13% to $0.56 per share in the first quarter of 2007 as compared with $0.64 per share in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2007 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $29.3 million in the first three months of 2007 as compared with $39.1 million for the same period last year. The decrease in cash provided from operations was due to an increase in working capital when compared with the prior year. The working capital increase was primarily due to a 6% increase in accounts receivable as compared with a 4% increase in sales over the fourth quarter of 2006.

We expect to utilize our cash to support the aforementioned growth strategies.

     On October 25, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of April 1, 2007, the Company repurchased 915,172 shares under this program at an average price of approximately $53.43 per share.

     On April 25, 2007, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $188 million in uncommitted short-term bank credit lines, of which $79 million was in use at April 1, 2007. We anticipate that capital expenditures for 2007 should approximate $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2007 - $2.6 million; 2008 - $8.4 million; 2009 - $5.3 million; 2010 - $5.9 million; 2011 - $1.3 million; thereafter - $99.1 million.

Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies' future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management's plans and assumptions. Words such as "believes," "expects," "plans," "anticipates," "estimates" and words and terms of similar substance, used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

Recently Issued Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement will apply to all other accounting pronouncements that require fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently completing an analysis of the ultimate impact the new pronouncement will have on its financial statements.

     In November 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." Employers will be required to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement's terms and to record postretirement benefit liabilities only if the employer will maintain the life insurance policy during the employee's retirement or provide the employee with a death benefit. This consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of this consensus on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement allows entities to choose to measure financial instruments and certain other items at fair value. This Statement is effective for fiscal periods beginning after November 15, 2006. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, pension plan assumptions, stock-based compensation assumptions, income taxes, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

Income Taxes

     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgements regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgements can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 5 to the condensed consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 40% of our bank debt bear interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.8 million of foreign currencies as of April 1, 2007. These contracts mature between October and December of 2007. The fair value of these instruments at April 1, 2007 was an asset of $0.1 million.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of April 1, 2007, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 806 pending silica cases and 26 pending asbestos cases. The Company was not named in any new silica or asbestos cases in the first quarter of 2007. To date, 658 silica cases have been dismissed, of which 8 were dismissed in the first quarter of 2007. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases through the first quarter of 2007 was approximately $0.1 million. To date, the Company has not been liable to plaintiffs in any of these lawsuits and we do not expect to pay settlements or jury verdicts in these lawsuits.

Environmental Matters

     As previously reported, on April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (PCBs) at a portion of the site. The following is the present status of the remediation efforts:

•	Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.
•	Groundwater. We are still conducting investigations of potential groundwater contamination. To date, the results of investigation indicate that there is some oil contamination of the groundwater. We are conducting further investigations of the groundwater.
•	Soil. We have completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

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

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2006 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 28	8,800	$56.93	807,472	$32,284,029

January 29 - February 25	107,700	$57.43	915,172	$26,099,241

February 26 - April 1	--	$--	915,172	$26,099,241

Total	116,500	$57.39

     On October 25, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of April 1, 2007, the company repurchased 915,172 shares under this program at an average price of approximately $53.43 per share.

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

May 1, 2007

=