Form 10-Q
period 2007-07-01
MINERALS TECHNOLOGIES INC
filed 2007-08-01
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

or

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 23, 2007 19,275,894

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months Ended		Six Months Ended

(in thousands, except per share data)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$279,475	$266,356	$553,016	$531,058
Cost of goods sold	220,837	210,303	439,463	421,276

Production margin	58,638	56,053	113,553	109,782
Marketing and administrative expenses	27,010	27,234	54,353	54,902
Research and development expenses	7,365	7,861	15,053	15,080

Income from operations	24,263	20,958	44,147	39,800
Non-operating income (deductions), net	1,750	1,597	4,346	886

Income before provision for taxes
on income and minority interests	22,513	19,361	39,801	38,914
Provision for taxes on income	7,316	5,867	12,935	11,788
Minority interests	823	873	1,671	1,774

Income from continuing operations	14,374	12,621	25,195	25,352
Income (loss) from discontinued operations, net of tax	--	(51)	--	30

Net income	$14,374	$12,570	$25,195	$25,382

Earnings per share:

Basic:
Income from continuing operations	$0.75	$0.64	$1.32	$1.28
Income from discontinued operations	--	--	--	--

Basic earnings per share	$0.75	$0.64	$1.32	$1.28

Diluted:
Income from continuing operations	$0.74	$0.63	$1.30	$1.27
Income from discontinued operations	--	--	--	--

Diluted earnings per share	$0.74	$0.63	$1.30	$1.27

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	19,202	19,836	19,133	19,892
Diluted	19,457	19,994	19,358	20,039

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	July 1, 2007*	December 31, 2006**

Current assets:
Cash and cash equivalents	$86,064	$67,929
Short-term investments, at cost which approximates market	9,866	8,380
Accounts receivables, net	196,884	188,784
Inventories	125,794	129,894
Prepaid expenses and other current assets	19,096	16,775

Total current assets	437,704	411,762

Property, plant and equipment, less accumulated depreciation and depletion - July 1, 2007 - $875,131; December 31, 2006 - $826,125	644,414	652,797
Goodwill	72,811	68,977
Prepaid pension costs	35,455	25,717
Other assets and deferred charges	38,994	33,871

Total assets	$1,229,378	$1,193,124

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$52,443	$87,644
Current maturities of long-term debt	8,458	2,063
Accounts payable	59,397	60,963
Other current liabilities	56,683	61,393

Total current liabilities	176,981	212,063

Long-term debt	112,201	113,351
Other non-current liabilities	135,638	115,153

Total liabilities	424,820	440,567

Shareholders' equity:
Common stock	2,841	2,810
Additional paid-in capital	285,950	269,101
Retained earnings	892,736	867,512
Accumulated other comprehensive income (loss)	(4,060)	(21,248)

	1,177,467	1,118,175

Less treasury stock	(372,909)	(365,618)

Total shareholders' equity	804,558	752,557

Total liabilities and shareholders' equity	$1,229,378	$1,193,124

*   Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended

(thousands of dollars)	July 1, 2007	July 2, 2006

Operating Activities:
Net income	$25,195	$25,382
Income from discontinued operations	--	30

Income from continuing operations	25,195	25,352

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	45,180	41,067
Tax benefits related to stock incentive programs	1,830	363
Other non-cash items	4,278	5,401
Net changes in operating activities	(4,188)	(2,259)

Net cash provided by continuing operations	72,295	69,924
Net cash provided by discontinued operations	--	513

Net cash provided by operating activities	72,295	70,437

Investing Activities:
Purchases of property, plant and equipment	(26,774)	(51,800)
Proceeds from sale of short-term investments	8,527	2,350
Purchases of short-term investments	(9,840)	(8,135)
Proceeds from settlement of insurance claim	--	2,398
Other	--	330

Net cash used in investing activities	(28,087)	(54,857)

Financing Activities:
Proceeds from issuance of long-term debt	7,741	--
Repayment of long-term debt	(2,509)	(2,329)
Net proceeds/(repayment) of short-term debt	(35,450)	(302)
Purchase of common shares for treasury	(7,291)	(19,796)
Proceeds from issuance of stock under option plan	11,922	2,180
Excess tax benefits related to stock incentive programs	560	144
Cash dividends paid	(1,914)	(1,986)
Indemnification proceeds from former parent company	--	4,500

Net cash used in financing activities	(26,941)	(17,589)

Effect of exchange rate changes on cash and
cash equivalents	868	1,679

Net increase (decrease) in cash and cash equivalents	18,135	(330)
Cash and cash equivalents at beginning of period	67,929	51,100

Cash and cash equivalents at end of period	$86,064	$50,770

Supplemental disclosure of cash flow information:
Interest paid	$4,992	$3,693

Income taxes paid	$9,283	$12,354

Non-cash Financing Activities:
Tax liability on indemnification proceeds
from former parent company	$--	$1,782

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three months Ended		Six Months Ended

Basic EPS (in thousands, except per share data)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Income from continuing operations	$14,374	$12,621	$25,195	$25,352
Income (loss) from discontinued operations	--	(51)	--	30

Net income	$14,374	$12,570	$25,195	$25,382

Weighted average shares outstanding	19,202	19,836	19,133	19,892

Basic earnings per share from continuing operations	$0.75	$0.64	$1.32	$1.28
Basic earnings per share from discontinued operations	--	--	--	--

Basic earnings per share	$0.75	$0.64	$1.32	$1.28

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three months Ended		Six Months Ended

Diluted EPS (in thousands, except per share data)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Income from continuing operations	$14,374	$12,621	$25,195	$25,352
Income (loss) from discontinued operations	--	(51)	--	30

Net income	$14,374	$12,570	$25,195	$25,382

Weighted average shares outstanding	19,202	19,836	19,133	19,892
Dilutive effect of stock options and stock units	255	158	225	147

Weighted average shares outstanding, adjusted	19,457	19,994	19,358	20,039

Diluted earnings per share from continuing operations	$0.74	$0.63	$1.30	$1.27
Diluted earnings per share from discontinued operations	--	--	--	--

Diluted earnings per share	$0.74	$0.63	$1.30	$1.27

     The weighted average diluted common shares outstanding for the six months ended July 1, 2007 and July 2, 2006 excludes the dilutive effect of 203,567 options and 70,500 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

     The weighted average diluted common shares outstanding for the six months ended July 1, 2007 and July 2, 2006 include the dilutive effect of average unearned compensation as required under SFAS No. 123R.

Note 4.   Discontinued Operations

     In April 2006, the Company ceased operation at its one-unit satellite PCC facility in Hadera, Israel. In the fourth quarter of 2006, the Company liquidated its wholly-owned subsidiary and classified such business as a discontinued operation.

     The following table details selected financial information for the business included within discontinued operations in the consolidated statements of income:

	Three months Ended		Six Months Ended

Thousands of Dollars	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	$--	$130	$--	$1,468

Income from operations	--	(100)	--	22

Income (loss) from discontinued operations, net of tax	$--	$(51)	$--	$30

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

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 was to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had approximately $2.3 million of interest and penalties accrued as of January 1, 2007 and approximately $2.6 million accrued as of July 1, 2007.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	July 1, 2007	December 31, 2006

Raw materials	$57,066	$60,013
Work-in-process	9,554	8,321
Finished goods	35,242	38,911
Packaging and supplies	23,932	22,649

Total inventories	$125,794	$129,894

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $72.8 million and $69.0 million as of July 1, 2007 and December 31, 2006, respectively. The net change in goodwill since January 1, 2007 was primarily due to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of July 1, 2007 and December 31, 2006 were as follows:
	July 1, 2007		December 31, 2006

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.4	$2.1	$7.2	$1.8
Customer lists	11.2	1.3	10.0	0.8
Other	0.5	--	0.3	--

	$19.1	$3.4	$17.5	$2.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2011.

     Included in other assets and deferred charges is an intangible asset of approximately $6.4 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the second quarter of 2007. Estimated amortization as a reduction of sales is as follows: remainder of 2007 - $0.9 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest), resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no charges for impairment during the first half of 2007.

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(thousands of dollars)	July 1, 2007	Dec. 31, 2006

5.53% Series 2006A Senior Notes
Due October 5, 2013	50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	--	605
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	6,950	--
Installment obligations	7,886	8,812
Other borrowings	1,023	1,197

Total	120,659	115,414
Less: Current maturities	8,458	2,063

Long-term debt	112,201	$113,351

     As of July 1, 2007, the Company had $186.5 million of uncommitted short-term bank credit lines, of which approximately $53 million was in use.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with Communication Bank of China, totaling RMB 60,000,000. During the second quarter, the Company repaid RMB 6,000,000 of principal related to these loans. The assets of the PCC facilities operated by these consolidated joint ventures were pledged as collateral for RMB 43,000,000 of the loans. The loan agreements bear a variable interest rate based on the People's Bank of China

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 base rate, and mature between January 29, 2009 and March 26, 2009. The interest rate on these loans during the first half of 2007 was approximately 6.65%.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$2.2	$2.0	$4.6	$4.1
Interest cost	2.8	2.4	6.0	5.0
Expected return on plan assets	(4.5)	(3.7)	(9.5)	(7.8)
Amortization*:
Prior service cost	0.7	0.1	1.1	0.4
Recognized net actuarial loss	0.8	0.9	1.7	1.7

Net periodic benefit cost	$2.0	$1.7	$3.9	$3.4

(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Service cost	$0.7	$0.5	$1.4	$0.9
Interest cost	0.6	0.5	1.2	1.0
Amortization*:
Prior service cost	0.1	--	0.3	--
Recognized net actuarial loss	0.3	0.2	0.5	0.5

Net periodic benefit cost	$1.7	$1.2	$3.4	$2.4

*    Current year amortization amounts are recorded as increases to accumulated other comprehensive income, totaling $2.1 million, net of tax, in accordance with the provisions of SFAS No. 158.

Employer Contributions

     The Company expects to contribute $15 million to its pension plan and $2 million to its other post retirement benefit plans in 2007. As of July 1, 2007, $11.1 million has been contributed to the pension plans and approximately $0.8 million has been contributed to the post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

(millions of dollars)	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net income	$14.4	$12.6	$25.2	$25.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.8	9.7	15.0	14.7
Pension plan adjustments	1.0	--	2.1	--

Cash flow hedges:
Net derivative gains (losses) arising during the period	--	--	(0.1)	0.1
Reclassification adjustment	--	0.1	0.1	--

Comprehensive income (loss)	$23.2	$22.4	$42.3	$40.2

     The components of accumulated other comprehensive income (loss) , net of related tax, are as follows:
(millions of dollars)	July 1, 2007	December 31, 2006

Foreign currency translation adjustments	$48.2	$33.2
Unrecognized pension costs	(52.2)	(54.3)
Net gain (loss) on cash flow hedges	(0.1)	(0.1)

Accumulated other comprehensive income (loss)	$(4.1)	$(21.2)

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

     The following is a reconciliation of asset retirement obligations as of July 1, 2007:
(thousands of dollars)

Asset retirement liability, December 31, 2006	$11,650
Accretion expense	299
Payments made	(22)
Foreign currency translation	158

Asset retirement liability, July 1, 2007	$12,085

     Approximately $0.2 million is included in other current liabilities and $11.9 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2007.

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

Note 14.  Non-Operating Income and Deductions
	Three Months Ended			Six Months Ended

(thousands of dollars)	July 1, 2007		July 2, 2006	July 1, 2007		July 2, 2006

Interest income	$609		$264	$1,093		$779
Interest expense	(2,585)		(1,700)	(5,139)		(3,264)
Gain on insurance settlement	--		--	--		1,822
Foreign exchange gains (losses)	225		83	(104)		225
Other deductions	1		(244)	(196)		(448)

Non-operating deductions, net	$(1,750)	$	(1,597)	$(4,346)	$	(886)

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

Note 15.  Segment and Related Information

     Segment information for the three and six-month periods ended July 1, 2007 was as follows:
Net Sales
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Specialty Minerals	$188,853	$179,494	$372,873	$360,609
Refractories	90,622	86,862	180,143	170,449

Total	$279,475	$266,356	$553,016	$531,058

Income from Operations
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Specialty Minerals	$15,741	$13,341	$28,923	$25,463
Refractories	8,522	7,617	15,224	14,337

Total	$24,263	$20,958	$44,147	$39,800

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill by reportable segment as of July 1, 2007 and December 31, 2006 was as follows:
Goodwill
(thousands of dollars)	July 1, 2007	December 31, 2006

Specialty Minerals	$16,786	$16,560
Refractories	56,025	52,417

Total	$72,811	$68,977

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income Before Provision For Taxes on
Income and Minority Interests
	Three Months Ended		Six Months Ended

(thousands of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Income from operations for reportable segments	$24,263	$20,958	$44,147	$39,800
Non-operating deductions, net	1,750	1,597	4,346	886

Income before provision for taxes on income
and minority interests	$22,513	$19,361	$39,801	$38,914

     The Company's sales by product category are as follows:
	Sales by Product Category

(thousands of dollars)	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Paper PCC	$133.9	$123.6	$267.6	$250.4
Specialty PCC	15.6	14.1	30.5	29.2
Talc	15.4	16.1	30.2	30.9
Ground Calcium Carbonate	22.6	23.5	41.8	45.6
SYNSIL®	1.4	2.2	2.8	4.5
Refractory Products	73.1	66.1	144.7	127.2
Metallurgical Products	17.5	20.8	35.4	43.3

Net Sales	$279.5	$266.4	$553.0	$531.1

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 1, 2007 and the related condensed consolidated statements of income for the three-month and six-month periods ended July 1, 2007 and July 2, 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended July 1, 2007 and July 2, 2006. These condensed consolidated financial statements are the responsibility of the company's management.

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

KPMG LLP

New York, New York
July 31, 2007

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0	79.0	79.5	79.3
Marketing and administrative expenses	9.7	10.2	9.8	10.4
Research and development expenses	2.6	2.9	2.7	2.8

Income from operations	8.7	7.9	8.0	7.5

Net income	5.1%	4.7%	4.6%	4.8%

Executive Summary

    Consolidated sales for the second quarter of 2007 increased 5% over the prior year to $279.5 million from $266.4 million. Foreign exchange had a favorable impact on sales of approximately $6.1 million, or 2 percentage points of growth. Income from operations increased 16% to $24.3 million from $21.0 million in the prior year. Net income increased 14% to $14.4 million from $12.6 million in the prior year.

     Despite this growth, our profitability in 2007 continues to be affected negatively by three major, long-term business development initiatives - the SYNSIL®product line; the European PCC merchant coating program; and the refractory manufacturing facility in China.

•	The commercial introduction of the SYNSIL® product line has been more difficult and is taking longer than anticipated.
•	Although volumes have improved from the prior year from our coating development program in Europe, these volumes remain below our expectations.
•	Our refractory manufacturing facility in China began operation in the third quarter of 2006, and is operating well below capacity.

     We are currently assessing all aspects of our business through an in-depth strategic review. We expect to complete this process before the end of the year to determine the Company's direction, structure, business portfolios and technologies for the future in order to improve our financial performance.

     We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale.
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly for magnesia and talc imported from China;
•	The coating development program in Europe continues to operate at a significant loss despite improvement in volumes over the prior year.
•

Although the SYNSIL® Products family has received favorable reactions from current and potential customers, this product line is not yet profitable. To date, the introduction of SYNSIL® technology to customers has progressed more slowly than anticipated, resulting in overcapacity at our facilities. The commercial viability of this product line cannot be assured;•

The cost of employee benefits, particularly health coverage, has risen significantly in recent years and continues to do so; and

•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we believe there are opportunities for continued growth open to us, including:

•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Increasing our sales of PCC for paper coating, particularly from our merchant coating PCC facilities in Walsum, Germany and Hermalle, Belgium;
•	Achieving commercialization of a filler-fiber composite technology for the paper industry through our continued research and development activities;
•	Developing new satellite PCC opportunities;
•	Achieving market acceptance of the SYNSIL® Products family of composite minerals for the glass industry;
•	Continuing our penetration in emerging markets through our new manufacturing facility in China and our recent acquisition in Turkey, both within the Refractories segment; and
•	Further increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(millions of dollars)	Second Quarter 2007	% of Total Sales	Growth	Second Quarter 2006	% of Total Sales
Net Sales

U.S	$156.8	56.1%	(2)%	$160.1	60.1%
International	122.7	43.9%	15%	106.3	39.9%

Net sales	$279.5	100.0%	5%	$266.4	100.0%

Paper PCC	$133.9	47.9%	8%	$123.6	46.4%
Specialty PCC	15.6	5.6%	11%	14.1	5.3%

PCC Products	$149.5	53.5%	9%	$137.7	51.7%

Talc	$15.4	5.5%	(4)%	$16.1	6.1%
Ground Calcium Carbonate (GCC)	22.6	8.1%	(4)%	23.5	8.8%
SYNSIL®	1.4	0.5%	(36)%	2.2	0.8%

Processed Minerals Products	$39.4	14.1%	(6)%	$41.8	15.7%

Specialty Minerals Segment	$188.9	67.6%	5%	$179.5	67.4%

Refractory Products	$73.1	26.2%	11%	$66.1	24.8%
Metallurgical Products	17.5	6.2%	(16)%	20.8	7.8%

Refractories Segment	$90.6	32.4%	4%	$86.9	32.6%

Net sales	$279.5	100.0%	5%	$266.4	100.0%

     Worldwide net sales in the second quarter of 2007 increased 5% from the previous year to $279.5 million. Foreign exchange had a favorable impact on sales of approximately $6.1 million, or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 5% to $188.9 million compared with $179.5 million for the same period in 2006. Sales in the Refractories segment grew 4% over the previous year to $90.6 million from $86.9 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 9% in the second quarter to $149.5 million from $137.7 million in the prior year. Paper PCC sales grew 8% to $133.9 million in the second quarter of 2007 from $123.6 million in the prior year due to increased selling prices primarily from the pass-through to our customers of raw material cost increases, and foreign currency. Total Paper PCC volumes declined slightly due to weakness in the North American market. Sales of Specialty PCC increased 11% to $15.6 million from $14.1 million. This was primarily driven by increased volumes at our facility in the United Kingdom.

     Net sales of Processed Minerals products decreased 6% in the second quarter to $39.4 million from $41.8 million in the prior year. Talc sales decreased 4% to $15.4 million from $16.1 million. GCC products also decreased 4% to $22.6 million from $23.5 million in the prior year. The Processed Minerals product line continues to be affected by weakness in the residential construction markets, as well as the automotive market. SYNSIL® products sales decreased 36% to $1.4 million from $2.2 million in the prior year. This decline was due to a reduction in demand from our sampling facility in Ohio and reduced volumes at our facility in Chester, South Carolina.

     Net sales in the Refractories segment in the second quarter of 2007 increased 4% to $90.6 million from $86.9 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 11% to $73.1 million from $66.1 million in the prior year. This increase was attributable to the incremental sales from the recent acquisition in Turkey and to foreign currency. Sales of metallurgical products within the Refractories segment decreased 16% to $17.5 million as compared with $20.8 million in the same period last year. The decline in sales was primarily attributable to lower volumes in North America and Latin America, and to lower prices as a result of a reduction in the cost of raw materials for this product line that is passed through to the customers.

     Net sales in the United States declined 2% to $156.8 million in the second quarter of 2007. International sales in the second quarter of 2007 increased 15% to $122.7 million, of which foreign currency and the recent acquisition in Turkey represented 11 percentage points of such growth.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2007	Second Quarter 2006	Growth

Cost of goods sold	$220.8	$210.3	5%
Marketing and administrative	$27.0	$27.2	(1)%
Research and development	$7.4	$7.9	(6)%

     Consolidated cost of goods sold was 79.0% of sales, the same percentage as in the prior year. In the Specialty Minerals segment, production margins increased 4% as compared with 5% sales growth. This segment has been affected by weakness in the Processed Minerals product line, paper machine and paper mill shutdowns and production losses in our SYNSIL® product lines, partially offset by the recovery of raw materials and the benefit of foreign currency. In the Refractories segment, production margins increased 5%, as compared with 4% sales growth.

     Marketing and administrative costs decreased 1% in the second quarter to $27.0 million and represented 9.7% of net sales as compared with 10.2% of net sales in the prior year. The reduction in marketing and administrative expenses was primarily attributable to an expense control program introduced in the first quarter and was achieved despite increased expenses associated with our acquisition in Turkey, and the impact of foreign currency.

     Research and development expenses decreased 6% to $7.4 million and represented 2.6% of net sales, compared to 2.9% in the prior year. This decrease was a result of lower trial activity primarily in the Paper PCC product line.
Income from Operations (millions of dollars)	Second Quarter 2007	Second Quarter 2006	Growth

Income from operations	$24.3	$21.0	16%

     Income from operations in the second quarter of 2007 increased 16% to $24.3 million from $21.0 million in the prior year. Income from operations represented 8.7% of net sales in the second quarter of 2007 compared with 7.9% of net sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 18% to $15.7 million and was 8.3% of its net sales as compared with 7.4% of its net sales in the prior year. Operating income for this segment was impacted by the aforementioned factors affecting production margin, and by lower expense levels than in the prior year. Operating income for the Refractories segment increased 12% to $8.5 million and was 9.4% of its net sales as compared with 8.8% of its net sales in 2006. The Refractories segment experienced improved operating income margins in the second quarter due to a more favorable product mix in the refractory products and systems product line partially offset by weakness in metallurgical products.
Non-Operating Deductions (millions of dollars)	Second Quarter 2007	Second Quarter 2006	Growth

Non-operating deductions, net	$1.8	$1.6	13%

     The increase in non-operating deductions was due primarily to increased net interest expense as a result of higher debt levels.
Provision for Taxes on Income (millions of dollars)	Second Quarter 2007	Second Quarter 2006	Growth

Provision for taxes on income	$7.3	$5.9	24%

     The effective tax rate increased to 32.5% in the second quarter of 2007 from 30.3% in the prior year due to a change in the mix of earnings.
Net Income (millions of dollars)	Second Quarter 2007	Second Quarter 2006	Growth

Net income	$14.4	$12.6	14%

     Net income increased 14% in the second quarter of 2007 to $14.4 million. Earnings per common share, on a diluted basis were $0.74 in the second quarter of 2007, as compared with $0.63 in the same period last year.

Six months ended July 1, 2007 as compared with six months ended July 2, 2006
(millions of dollars)	First Half 2007	% of Total Sales	Growth	First Half 2006	% of Total Sales
Net Sales

U.S	$309.6	56.0%	(4)%	$321.9	60.6%
International	243.4	44.0%	16%	209.2	39.4%

Net sales	$553.0	100.0%	4%	$531.1	100.0%

Paper PCC	$267.6	48.4%	7%	$250.4	47.1%
Specialty PCC	30.5	5.5%	4%	29.2	5.5%

PCC Products	$298.1	53.9%	7%	$279.6	52.6%

Talc	$30.2	5.5%	(2)%	$30.9	5.8%
Ground Calcium Carbonate	41.8	7.6%	(8)%	45.6	8.6%
SYNSIL®	2.8	0.5	(38)%	4.5	0.9%

Processed Minerals Products	$74.8	13.5%	(8)%	$81.0	15.3%

Specialty Minerals Segment	$372.9	67.4%	3%	$360.6	67.9%

Refractory Products	$144.7	26.2%	14%	$127.2	23.9%
Metallurgical Products	35.4	6.4%	(18)%	43.3	8.2%

Refractories Segment	$180.1	32.6%	6%	$170.5	32.1%

Net Sales	$553.0	100.0%	4%	$531.1	100.0%

     Worldwide net sales in the first half of 2007 increased 4% from the previous year to $553.0 million. Foreign exchange had a favorable impact on sales of approximately $11.5 million or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 3% to $372.9 million compared with $360.6 million for the same period in 2006. This growth was due to a combination of higher prices passed through to customers and foreign exchange. Sales in the Refractories segment grew 6% over the previous year to $180.1 million from $170.5 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 7% in the first half to $298.1 million from $279.6 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 3 percentage points of growth. Paper PCC sales grew 7% to $267.6 million in the first half of 2007 from $250.4 million in the prior year. This growth was primarily attributable to higher selling prices passed through to customers from raw material cost increases and foreign currency which more than offset weakness in the North American paper market. Sales of Specialty PCC grew 5% to $30.5 million from $29.2 million in 2006.

     Net sales of Processed Minerals products decreased 8% in the first half of 2007 to $74.8 million from $81.0 million in the first half of 2006. Talc sales decreased 2% to $30.2 million from $30.9 million in the prior year. GCC products decreased 8% to $41.8 million from $45.6 million in the prior year. This decrease was attributable primarily to the continued weakness in the residential and construction markets and the automotive market. SYNSIL® products sales decreased 38% in the first half of 2007 to $2.8 million from $4.5 million in the previous year. This decline was primarily attributable to a reduction in commercial demand from the Company's sampling facility in Ohio. In addition, sales from the Company's two commercial facilities remain below expectations.

     Net sales in the Refractories segment in the first half of 2007 increased 6% to $180.1 million from $170.5 million in the prior year. Foreign currency had a favorable impact on sales of approximately $3.9 million or 2 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 14 percent to $144.7 million from $127.2 million. This increase was primarily attributable to sales from our acquisition in Turkey and to foreign currency. Sales of metallurgical products within the Refractories segment decreased 18 percent to $35.4 million as compared with $43.3 million in the same period last year. This decrease was due to lower volumes in all regions of the world, and lower prices resulting from the reduction in the cost of raw materials for this product that is traditionally passed through to the customers.

     Net sales in the United States declined 4% to $309.6 million in the first half of 2007. International sales in the first half of 2007 increased 16% to $243.4 million, due primarily to the recent acquisition and foreign currency.

Operating Costs and Expenses (millions of dollars)	First Half 2007	First Half 2006	Growth

Cost of goods sold	$439.5	$421.3	4%
Marketing and administrative	$54.4	$54.9	(1)%
Research and development	$15.1	$15.1	--%

     Cost of goods sold was 79.5% of sales compared with 79.3% of sales in the prior year. In the Specialty Minerals segment, production margin increased 2% as compared with 3% sales growth. This segment has been affected by weakness in the Processed Minerals product line, paper machine and paper mill shutdowns, and production losses in our SYNSIL® product lines, partially offset by the recovery of raw materials and the benefit of foreign currency. In the Refractories segment, production margin increased 6% as compared with the 6% sales growth.

     Marketing and administrative costs decreased 1% in the first half to $54.4 million and represented 9.8% of net sales, as compared with 10.3% of net sales in the prior year. The reduction in marketing and administrative expenses was primarily attributable to a reduction in the provision for bad debt expenses and to an expense control program initiated in the first quarter and was achieved despite increased expenses associated with our acquisition in Turkey, and the impact of foreign currency.

     Research and development expenses were $15.1 million, the same as the prior year, and represented 2.7% of net sales as compared with 2.8% of net sales in the prior year.

Income from Operations (millions of dollars)	First Half 2007	First Half 2006	Growth

Income from operations	$44.1	$39.8	11%

     Income from operations in the first half of 2007 increased 11% to $44.1 million from $39.8 million in the first half of 2006. Income from operations represented 8.0% of net sales in the first half of 2007 compared with 7.5% in the prior year.

     Income from operations for the Specialty Minerals segment increased 13% to $28.9 million from $25.5 million in the prior year, and was 7.8% of its net sales as compared with 7.1% of its net sales in the prior year. Operating income for the Refractories segment increased 6% to $15.2 million and was 8.5% of its net sales as compared with 8.4% of its net sales in 2006.

Non-Operating Deductions (millions of dollars)	First Half 2007	First Half 2006	Growth

Non-operating deductions, net	$4.3	$0.9	*	%

     * Percentage not meaningful

     Non-operating deductions increased over the prior year due to an increase in net interest cost of approximately $1.5 million due to increased borrowings. In addition, in the first half of 2006 we recognized an insurance settlement gain of approximately $1.8 million for property damage sustained at one of our facilities which reduced the prior year's non-operating deductions.
Provision for Taxes on Income (millions of dollars)	First Half 2007	First Half 2006	Growth

Provision for taxes on income	$12.9	$11.8	9%

     The effective tax rate increased in the first half of 2007 to 32.5% from 30.3% in the prior year. This was due to a change in the mix of earnings.

Net Income (millions of dollars)	First Half 2007	First Half 2006	Growth

Net income	$25.2	$25.4	(1)%

     Net income decreased 1% in the first half of 2007 to $25.2 million. Earnings per common share, on a diluted basis, increased 2% to $1.30 in the second quarter of 2007 as compared with $1.27 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2007 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $72.3 million in the first six months of 2007 as compared with $70.4 million for the same period last year.

We expect to utilize our cash to support the previously mentioned growth strategies.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of July 1, 2007, we repurchased 924,872 shares of our common stock at an average price of $53.53 per share under this program.

     On July 25, 2007, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $186.5 million in uncommitted short-term bank credit lines, of which approximately $53 million was in use at July 1, 2007. We anticipate that capital expenditures for all of 2007 will be less than $75 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2007 - $0.6 million; 2008 - $8.4 million; 2009 - $5.3 million; 2010 - $5.9 million; 2011 - $1.3 million; thereafter - $99.1 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 65% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $5.5 million of foreign currencies as of July 1, 2007. The contracts mature between July 2007 and September 2008. The fair value of these instruments at July 1, 2007 was a liability of $0.1 million.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of July 1, 2007, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 326 pending silica cases and 26 pending asbestos cases. To date, 1138 silica cases and 1 asbestos case have been dismissed, of which 486 silica cases were dismissed in the second quarter of 2007. One new asbestos case was filed in the second quarter of 2007. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases in 2006 was $0.1 million. Costs for the legal defense of these cases in the first half of 2007 were $34,400. To date, the Company has not been  liable to plaintiffs in any of these lawsuits and we do not expect to pay any settlements or jury verdicts in these lawsuits.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $350,000, which has been accrued as of July 1, 2007.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors during the second quarter since those reported in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2007, and in our 2006 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 2 - April 29	--	$--	915,172	$26,099,241

April 30 - May 27	--	$--	915,172	$26,099,241

May 28 - July 1	9,700	$62.31	924,872	$25,494,867

Total	9,700	$62.31

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of July 1, 2007, 924,872 shares were repurchased under this program at an average price of approximately $53.53 per share.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 23, 2007, the following two items were submitted to a vote of the stockholders of the Company:
1.	Votes regarding the election of two directors were as follows:

Term Expiring in 2010	Votes For	Votes Withheld
Joseph C. Muscari	17,045,733	618,335
William C. Stivers	16,984,125	679,943

2.	Votes regarding ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the 2007 fiscal year were as follows:
17,590,726 46,945 26,397	votes for approval votes against abstentions

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

July 31, 2007