Form 10-Q
period 2007-09-30
MINERALS TECHNOLOGIES INC
filed 2007-11-01
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 23, 2007 19,255,948

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months Ended		Nine Months Ended

(in thousands, except per share data)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net sales	$274,221	$265,324	$827,237	$796,382
Cost of goods sold	220,091	207,500	659,554	628,776

Production margin	54,130	57,824	167,683	167,606

Marketing and administrative expenses	26,040	25,780	80,393	80,682
Research and development expenses	7,250	7,656	22,303	22,736
Impairment of assets	140,948	--	140,948	--
Restructuring and other costs	14,296	--	14,296	--

Income (loss) from operations	(134,404)	24,388	(90,257)	64,188
Non-operating income (deductions), net	(1,309)	(2,264)	(5,655)	(3,150)

Income (loss) before provision for taxes
on income and minority interests	(135,713)	22,124	(95,912)	61,038
Provision (benefit) for taxes on income	(30,732)	7,070	(17,797)	18,858
Minority interests	490	1,016	2,161	2,790

Income (loss) from continuing operations	(105,471)	14,038	(80,276)	39,390
Income (loss) from discontinued operations, net of tax	--	27	--	57

Net income (loss)	$(105,471)	$14,065	$(80,276)	$39,447

Earnings per share:

Basic:
Income (loss) from continuing operations	$(5.47)	$0.72	$(4.19)	$2.00
Income from discontinued operations	--	--	--	--

Basic earnings (loss) per share	$(5.47)	$0.72	$(4.19)	$2.00

Diluted:
Income (loss) from continuing operations	$(5.47)	$0.72	$(4.19)	$1.98
Income from discontinued operations	--	--	--	--

Diluted earnings (loss) per share	$(5.47)	$0.72	$(4.19)	$1.98

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	19,273	19,517	19,172	19,767
Diluted	19,273	19,598	19,172	19,892

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(thousands of dollars)	Sept. 30, 2007*	Dec. 31, 2006**

Current assets:
Cash and cash equivalents	$107,247	$67,929
Short-term investments, at cost which approximates market	11,693	8,380
Accounts receivables, net	196,475	188,784
Inventories	120,472	129,894
Prepaid expenses and other current assets	20,100	16,775

Total current assets	455,987	411,762

Property, plant and equipment, less accumulated depreciation and depletion - September 30, 2007 - $844,507; December 31, 2006 - $826,125	501,727	652,797
Goodwill	72,939	68,977
Prepaid pension costs	35,899	25,717
Other assets and deferred charges	77,128	33,871

Total assets	$1,143,680	$1,193,124

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$32,359	$87,644
Current maturities of long-term debt	8,510	2,063
Accounts payable	56,426	60,963
Restructuring liabilities	13,209	--
Other current liabilities	65,988	61,393

Total current liabilities	176,492	212,063

Long-term debt	110,965	113,351
Other non-current liabilities	135,764	115,153

Total liabilities	423,221	440,567

Shareholders' equity:
Common stock	2,842	2,810
Additional paid-in capital	288,019	269,101
Retained earnings	786,302	867,512
Accumulated other comprehensive income (loss)	16,554	(21,248)

	1,093,717	1,118,175

Less treasury stock	(373,258)	(365,618)

Total shareholders' equity	720,459	752,557

Total liabilities and shareholders' equity	$1,143,680	$1,193,124

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(thousands of dollars)	Sept. 30, 2007	Oct. 1, 2006

Operating Activities:
Net income (loss)	$(80,276)	$39,447
Income from discontinued operations	--	57

Income (loss)from continuing operations	(80,276)	39,390

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	68,587	60,465
Writedown of impaired assets	140,948	--
Other non-cash items	(32,536)	7,487
Net changes in operating activities	23,358	(5,606)

Net cash provided by continuing operations	120,081	101,736
Net cash provided by discontinued operations	--	458

Net cash provided by operating activities	120,081	102,194

Investing Activities:
Purchases of property, plant and equipment	(41,071)	(68,207)
Proceeds from sale of short-term investments	12,252	3,010
Purchases of short-term investments	(9,527)	(8,090)
Proceeds from settlement of insurance claim	--	2,398
Other	43	472

Net cash used in investing activities	(38,303)	(70,417)

Financing Activities:
Proceeds from issuance of long-term debt	7,741	--
Repayment of long-term debt	(3,829)	(52,946)
Net proceeds (repayment) of short-term debt	(55,820)	97,581
Purchase of common shares for treasury	(7,639)	(40,358)
Proceeds from issuance of stock under option plan	12,664	2,408
Excess tax benefits related to stock incentive programs	605	145
Cash dividends paid	(2,877)	(2,958)
Indemnification proceeds from former parent company	--	4,500

Net cash used in financing activities	(49,155)	8,372

Effect of exchange rate changes on cash and cash equivalents	6,695	3,435

Net increase in cash and cash equivalents	39,318	43,584
Cash and cash equivalents at beginning of period	67,929	51,100

Cash and cash equivalents at end of period	$107,247	$94,684

Supplemental disclosure of cash flow information:
Interest paid	$7,423	$8,243

Income taxes paid	$12,284	$16,707

Non-cash Financing Activities:

Tax liability on indemnification proceeds from former parent company	$--	$1,782

Treasury stock purchases settled after period end	$--	$2,557

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Nine Months Ended

Basic EPS (in thousands, except per share data)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Income (loss) from continuing operations	$(105,471)	$14,038	$(80,276)	$39,390
Income from discontinued operations	--	27	--	57

Net income (loss)	$(105,471)	$14,065	$(80,276)	$39,447

Weighted average shares outstanding	19,273	19,517	19,172	19,767

Basic earnings (loss) per share from continuing operations	$(5.47)	$0.72	$(4.19)	$2.00
Basic earnings per share from discontinued operations	--	--	--	--

Basic earnings (loss) per share	$(5.47)	$0.72	$(4.19)	$2.00

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Nine Months Ended

Diluted EPS (in thousands, except per share data)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Income (loss) from continuing operations	$(105,471)	$14,038	$(80,276)	$39,390
Income from discontinued operations	--	27	--	57

Net income (loss)	$(105,471)	$14,065	$(80,276)	$39,447

Weighted average shares outstanding	19,273	19,517	19,172	19,767
Dilutive effect of stock options and stock units	--	81	--	125

Weighted average shares outstanding, adjusted	19,273	19,598	19,172	19,892

Diluted earnings (loss) per share from continuing operations	$(5.47)	$0.72	$(4.19)	$1.98
Diluted earnings per share from discontinued operations	--	--	--	--

Diluted earnings (loss) per share	$(5.47)	$0.72	$(4.19)	$1.98

     The weighted average diluted common shares outstanding for the three-month and nine-month periods ended September 30, 2007 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive. During the three-month and nine-month periods ended September 30, 2007, approximately 228,000 and 220,000 common equivalent shares, respectively, were not included in the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, options to purchase 795,224 shares of common stock for the three months and nine months ended September 30, 2007 were not included in the computation of diluted earnings per share. Options to purchase 377,837 shares of common stock for the three months and nine months ended October 1, 2006 were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

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

     The following table details selected financial information for the business included within discontinued operations in the consolidated statements of income:
	Three Months Ended		Nine Months Ended

Thousands of Dollars	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net sales	$--	$--	$--	$1,468

Income from operations	--	55	--	77

Income from discontinued operations, net of tax	$--	$27	$--	$57

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a reconciliation of opening retained earnings:
Ending retained earnings, December 31, 2006	$867,512
Adoption of FIN 48	1,943

Opening retained earnings, January 1, 2007	$869,455

     As of the date of adoption of FIN 48, the Company had approximately $11.3 million of total unrecognized income tax benefits. Included in this amount were a total of $5.2 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 was to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had approximately $2.3 million of interest and penalties accrued as of January 1, 2007 and approximately $2.4 million accrued as of September 30, 2007.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:
(thousands of dollars)	Sept. 30, 2007	De. 31, 2006

Raw materials	$55,870	$60,013
Work-in-process	8,373	8,321
Finished goods	32,817	38,911
Packaging and supplies	23,412	22,649

Total inventories	$120,472	$129,894

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $72.9 million and $69.0 million as of September 30, 2007 and December 31, 2006, respectively. The net change in goodwill since January 1, 2007 was primarily due to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Acquired intangible assets subject to amortization as of September 30, 2007 and December 31, 2006 were as follows:
	September 30, 2007		December 31, 2006

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.9	$2.4	$7.2	$1.8
Customer relationships	10.7	1.2	10.0	0.8
Other	0.4	0.1	0.3	--

	$19.0	$3.7	$17.5	$2.6

     In the third quarter of 2007, the Company recorded a $0.5 million impairment charge for an acquired intangible asset. Such impairment is based upon loss of a customer relationship at our recently acquired facility in Turkey.

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2011.

     Included in other assets and deferred charges is an intangible asset of approximately $5.9 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the third quarter of 2007. Estimated amortization as a reduction of sales is as follows: remainder of 2007 - $0.4 million; 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.  Restructuring and Other Costs

     During the third quarter of 2007, following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $14.3 million for restructuring and other costs. The restructuring will result in a total workforce reduction of approximately 200 employees. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. The following table reflects components of the restructuring charge:
(millions of dollars)

Severance and other employee benefits	$10.1
Contract termination costs	3.4
Other exit costs	0.8

Total restructuring and other costs	$14.3

     The restructuring charge also resulted in inventory write-downs of approximately $1.4 million which are included in cost of goods sold.

Note 9.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 also establishes a uniform accounting model for the disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows (excluding interest) result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     During the third quarter of 2007, following an in-depth strategic review of all its operations, the Company recorded a charge of $140.9 million as part of a program to realign its operations by consolidating operations within certain product lines and exiting certain businesses. Major components of this realignment include an exit from our Synsil® Products product line; consolidation of our Specialty PCC operations in the United States; sale of our two plants in the Midwest that process imported ore in the Processed Minerals product line; modification of our strategy for coating PCC resulting in the anticipated closure of one facility; and a slower than anticipated market penetration at our refractories facility in China resulting in an impairment of assets charge.

     The impairment charge relates to all product lines. The following table reflects the components of the impairment of assets charge:
(millions of dollars)
Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	5.9
Synsil®	42.2

Specialty Minerals Segment	126.1
Refractories Segment	14.8

$140.9

Note 10.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(thousands of dollars)	Sept. 30, 2007	Dec. 31, 2006

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	--	605
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	5,715	--
Installment obligations	7,886	8,812
Other borrowings	1,074	1,197

Total	119,475	115,414
Less: Current maturities	8,510	2,063

Long-term debt	$110,965	$113,351

     As of September 30, 2007, the Company had $187.9 million of uncommitted short-term bank credit lines, of which approximately $32.4 million was in use.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with Communication Bank of China, totaling

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RMB 60,000,000. During the third quarter, the Company repaid RMB 10,000,000 of principal related to these loans. The assets of the PCC facilities operated by these consolidated joint ventures were pledged as collateral for RMB 43,000,000 of the loans. The loan agreements bear a variable interest rate based on the People's Bank of China base rate, and mature between January 29, 2009 and March 26, 2009. The interest rate on these loans during the third quarter of 2007 was approximately 6.96%.

Note 11.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Service cost	$1.8	$1.9	$6.4	$5.9
Interest cost	2.6	2.5	8.6	7.5
Expected return on plan assets	(4.5)	(3.8)	(14.0)	(11.5)
Amortization*:
Prior service cost	0.4	0.3	1.1	0.6
Recognized net actuarial loss	0.6	0.7	2.3	2.5

Net periodic benefit cost	$0.9	$1.6	$4.4	$5.0

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Service cost	$0.6	$0.6	$1.9	$1.5
Interest cost	0.5	0.6	1.8	1.6
Amortization*:
Prior service cost	0.1	--	0.4	--
Recognized net actuarial loss	0.2	0.4	0.7	0.8

Net periodic benefit cost	$1.4	$1.6	$4.8	$3.9

*	Current year amortization amounts are recorded as increases to accumulated other comprehensive income, totaling $2.7 million, net of tax, in accordance with the provisions of SFAS No. 158.

Employer Contributions

     The Company expects to contribute $15 million to its pension plan and $2 million to its other post retirement benefit plans in 2007. As of September 30, 2007, $12.7 million has been contributed to the pension plans and approximately $1.1 million has been contributed to the post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Comprehensive Income (Loss)

     The following are the components of comprehensive income (loss):

(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007		Oct. 1, 2006

Net income (loss)	$(105.5)	$14.0	$(80.3)		$39.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20.0	5.6	35.0		20.3
Pension plan adjustments	0.6	--	2.7		--

Cash flow hedges:
Net derivative gains (losses) arising during the period	0.1	--	--	-	0.1
Reclassification adjustment	--	--	0.1		--

Comprehensive income (loss)	$(84.8)	$19.6	$(42.5)		$59.8

     The components of accumulated other comprehensive income (loss) , net of related tax, are as follows:
(millions of dollars)	Sept. 30, 2007	Dec. 31, 2006

Foreign currency translation adjustments	$68.2	$33.2
Unrecognized pension costs	(51.6)	(54.3)
Net gain (loss) on cash flow hedges	--	(0.1)

Accumulated other comprehensive income (loss)	$16.6	$(21.2)

Note 13.  Accounting for Asset Retirement Obligations

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

     The following is a reconciliation of asset retirement obligations as of September 30, 2007:
(thousands of dollars)

Asset retirement liability, December 31, 2006	$11,650
Additional obligations	250
Accretion expense	474
Payments made	(48)
Foreign currency translation	356

Asset retirement liability, September 30, 2007	$12, 682

     Approximately $0.5 million is included in other current liabilities and $12.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2007.

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

Note 15.  Non-Operating Income and Deductions
	Three Months Ended		Nine Months Ended

(thousands of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Interest income	$720	$494	$1,813	$1,273
Interest expense	(2,007)	(2,022)	(7,146)	(5,285)
Gain on insurance settlement	--	--	--	1,822
Foreign exchange gains (losses)	18	(448)	(86)	(223)
Other deductions	(40)	(288)	(236)	(737)

Non-operating deductions, net	$(1,309)	$(2,264)	$(5,655)	$(3,150)

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

Note 16.  Segment and Related Information

     Segment information for the three and nine-month periods ended September 30, 2007 was as follows:
Net Sales
	Three Months Ended		Nine Months Ended

(thousands of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Specialty Minerals	$187,198	$177,810	$560,071	$538,419
Refractories	87,023	87,514	267,166	257,963

Total	$274,221	$265,324	$827,237	$796,382

Income (Loss) from Operations
	Three Months Ended		Nine Months Ended

(thousands of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Specialty Minerals	$(122,949)	$15,648	$(94,026)	$41,110
Refractories	(11,455)	8,740	3,769	23,078

Total	$(134,404)	$24,388	$(90,257)	$64,188

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in loss from operations for the Specialty Minerals segment for the three-month and nine-month period ended September 30, 2007 are restructuring costs of $12.1 million and an impairment of assets charge of $126.1 million.

     Included in loss from operations for the Refractories segment for the three-month and nine-month period ended September 30, 2007 are restructuring costs of $2.2 million and an impairment of assets charge of $14.8 million.

     The carrying amount of goodwill by reportable segment as of September 30, 2007 and December 31, 2006 was as follows:
Goodwill
(thousands of dollars)	Sept. 30, 2007	Dec. 31, 2006

Specialty Minerals	$16,941	$16,560
Refractories	55,998	52,417

Total	$72,939	$68,977

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income (Loss) Before Provision For Taxes on
Income and Minority Interests
	Three Months Ended		Nine Months Ended

(thousands of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Income (loss) from operations for reportable segments	$(134,404)	$24,388	$(90,257)	$64,188
Non-operating deductions, net	(1,309)	(2,264)	(5,655)	(3,150)

Income (loss) before provision for taxes on income
and minority interests	$(135,713)	$22,124	$(95,912)	$61,038

     The Company's sales by product category are as follows:
	Sales by Product Category

(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Paper PCC	$134.9	$124.7	$402.4	$375.1
Specialty PCC	15.4	14.2	46.0	43.4
Talc	14.4	14.4	45.0	45.3
Ground Calcium Carbonate	21.2	21.6	62.6	67.2
SYNSIL®	1.3	2.9	4.1	7.4
Refractory Products	69.5	66.3	214.2	193.4
Metallurgical Products	17.5	21.2	52.9	64.6

Net Sales	$274.2	$265.3	$827.2	$796.4

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 30, 2007 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and October 1, 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and October 1, 2006. These condensed consolidated financial statements are the responsibility of the company's management.

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
October 31, 2007

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     During the third quarter of 2007, the Company completed the first phase of an in depth strategic review of all its operations to determine the Company's future direction, structure, business portfolios and technologies for improved financial performance. As a result of this review, the Company has realigned its operations by exiting certain businesses, consolidating some product lines and recording an impairment of assets charge of $140.9 million. In addition, the Company recorded a restructuring charge of $4.2 million related to these exit activities. As part of its plan to control operating costs and improve efficiency, the Company will reduce its workforce by approximately 200 employees, or approximately seven percent of its global workforce, which will result in severance costs between $14 million and $15 million, of which $10.1 million was recognized in the third quarter of 2007. The major components of the realignment are as follows:

Synsil® Products
•

The Company has decided to exit its Synsil® Products product line. We will sell both Synsil® Products manufacturing facilities in Chester, South Carolina, and Cleburne, Texas, and liquidate the customer sampling facility in Woodville, Ohio. This resulted in an impairment of assets charge of approximately $42.2 million.

•	We have concluded that Synsil® in its current product form is not suitable to penetrate a significant portion of the market previously envisioned. The initial success achieved in certain market segments proved unsustainable at higher operating/fill rates for major glass market segments.

Processed Minerals and Specialty PCC

•

The company will realign these product lines, which consists of four mines and processing facilities in the United States; two plants in the Midwest that process imported ores; and the Specialty PCC product line.

•	The two Midwest plants in Mt. Vernon, Indiana, and Wellsville, Ohio, acquired in 2002, which primarily process Chinese talc ores, will be held for sale. This realignment will result in a change of direction from diversified product lines that included processing imported ore to an integrated "mine to market" strategy. The Company recorded impairment of assets charges of approximately $5.9 million related to the realignment of the Processed Minerals product line.
•

Going forward, four fully integrated operations will be the focus of the "mine to market" strategy, three of which produce ground calcium carbonate, primarily for the construction and automotive sectors. These are in Adams, Massachusetts; Canaan, Connecticut; and Lucerne Valley, California. The fourth facility mines and produces talc in Barretts, Montana.

•

The company also will consolidate its Specialty PCC operation in the United States. Specialty PCC customers serviced from the Brookhaven, Mississippi, facility will be transferred to the Company's Adams, Massachusetts, plant and the assets at Brookhaven will be held for sale. This resulted in an impairment of assets charge of approximately $12.7 million related to the closing of the Brookhaven, Mississippi facility.

European Coating PCC
•	The company will modify the marketing strategy for its coating PCC products and will convert from a merchant business model to a satellite business model for coating PCC - one that has proven successful in the past. This would result in consolidation of the coating PCC operations in Europe.
•

It is the Company's intention to cease operations at the coating PCC merchant facility in Hermalle, Belgium, at which time it would be held for sale or liquidated. Current commercial customers -would be transferred to our coating PCC merchant facility in Walsum, Germany, which will focus on supporting market development activities for the satellite PCC program. The Company recorded an impairment of assets charge related to the coating development program of approximately $58.7 million.

Refractories Segment
•

Due to slower than anticipated growth, the Company has adjusted its market strategy for its refractories business in China. The company will continue to develop new business there but will modify the infrastructure to support a more focused, marketing opportunity. The Company recorded an impairment of assets charge in this segment of approximately $14.8 million.

Further Consolidations
•

Merchant volumes that had been sold to nearby papermakers from the Pensacola, Florida, satellite PCC plant will be consolidated with the company's Courtland, Alabama, satellite PCC operation, and the Pensacola facility will be dismantled because the paper mill at that location has ceased producing uncoated freesheet paper. This resulted in an impairment of assets charge of $3.7 million. Additional impairment of assets charges of $2.9 million were also included in the Paper PCC product line.

     The Company will continue to focus on innovation and new product development. These initiatives include:
•	Development of its filler-fiber composite program to increase the fill-rate for uncoated freesheet, paper, which continues to undergo large-scale trials.
•	Further development of the Company's PCC products for use in the satellite model.
•	Development of unique calcium carbonates and talcs used in the manufacture of novel biopolymers, an emerging market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.

     We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale.
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly for magnesia and talc imported from China;
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     Despite these risks and challenges, we believe there are opportunities for continued growth open to us, including:

•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Achieving commercialization of a filler-fiber composite technology for the paper industry through our continued research and development activities;
•	Developing new satellite PCC opportunities;
Continuing our penetration in emerging markets through our manufacturing facility in China and our recent acquisition in Turkey, both within the Refractories segment; and
•	Further increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(millions of dollars)	Third Quarter 2007	% of Total Sales	Growth	Third Quarter 2006	% of Total Sales
Net Sales

U.S	$152.5	55.6%	(4)%	$158.5	59.7%
International	121.7	44.4%	14%	106.8	40.3%

Net sales	$274.2	100.0%	3%	$265.3	100.0%

Paper PCC	$134.9	49.2%	8%	$124.7	47.0%
Specialty PCC	15.4	5.6%	8%	14.2	5.4%

PCC Products	$150.3	54.8%	8%	$138.9	52.4%

Talc	$14.4	5.3%	--%	$14.4	5.4%
Ground Calcium Carbonate (GCC)	21.2	7.7%	(2)%	21.6	8.1%
SYNSIL®	1.3	0.5%	(55)%	2.9	1.1%

Processed Minerals Products	$36.9	13.5%	(5)%	$38.9	14.6%

Specialty Minerals Segment	$187.2	68.3%	5%	$177.8	67.0%

Refractory Products	$69.5	25.3%	5%	$66.3	25.0%
Metallurgical Products	17.5	6.4%	(17)%	21.2	8.0%

Refractories Segment	$87.0	31.7%	(1)%	$87.5	33.0%

Net sales	$274.2	100.0%	3%	$265.3	100.0%

     Worldwide net sales in the third quarter of 2007 increased 3% from the previous year to $274.2 million. Foreign exchange had a favorable impact on sales of approximately $7.0 million, or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 5% to $187.2 million compared with $177.8 million for the same period in 2006. Sales in the Refractories segment decreased 1% from the previous year to $87.0 million from $87.5 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% in the third quarter to $150.3 million from $138.9 million in the prior year. Paper PCC sales grew 8% to $134.9 million in the third quarter of 2007 from $124.7 million in the prior year due to increased selling prices primarily from the pass-through of raw material cost increases to our customers, and foreign currency. Total Paper PCC volumes were approximately the same as the prior year. Sales of Specialty PCC increased 8% to $15.4 million from $14.2 million. This was primarily driven by increased volumes at our facility in the United Kingdom.

     Net sales of Processed Minerals products decreased 5% in the third quarter to $36.9 million from $38.9 million in the prior year. Talc sales remained flat at $14.4 million. GCC products decreased 2% to $21.2 million from $21.6 million in the prior year. The Processed Minerals product line continues to be affected by weakness in the residential construction markets, as well as the automotive market. SYNSIL® products sales decreased 55% to $1.3 million from $2.9 million in the prior year.

     Net sales in the Refractories segment in the third quarter of 2007 decreased 1% to $87.0 million from $87.5 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 5% to $69.5 million from $66.3 million in the prior year. Volume declines in North America were more than offset by incremental sales from the recent acquisition in Turkey and from the effect of foreign currency. Sales of metallurgical products within the Refractories segment decreased 17% to $17.5 million as compared with $21.2 million in the same period last year. The decline in sales was primarily attributable to lower volumes in North America, and to lower prices as a result of a reduction in the cost of raw materials for this product line that is passed through to the customers.

     Net sales in the United States declined 4% to $152.5 million in the third quarter of 2007. International sales in the third quarter of 2007 increased 14% to $121.7 million, of which foreign currency and the recent acquisition in Turkey represented 11 percentage points of such growth.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2007	Third Quarter 2006	Growth

Cost of goods sold	$220.1	$207.5	6%
Marketing and administrative	$26.0	$25.8	1%
Research and development	$7.3	$7.7	(5)%
Restructuring costs	$14.3	$--	* %
Impairment of assets	$140.9	$--	* %

* Percentage not meaningful

     Consolidated cost of goods sold was 80.3% of sales, an increase of 2.6% over the prior year. In the Specialty Minerals segment, production margins decreased 2% as compared with 5% sales growth. This segment has been affected by weakness in the Processed Minerals product line, paper machine and paper mill shutdowns in the PCC product line and production losses in our SYNSIL® product line. These items were partially offset by the recovery of raw materials and the benefit of foreign currency. Also included in cost of sales for the Specialty Minerals segment are $1.4 million of inventory write-downs relating to the restructuring program. In the Refractories segment, production margins decreased 12%, as compared with a 1% decrease in sales. This decrease was primarily attributable to lower volumes and higher magnesia costs.

     Marketing and administrative costs increased 1% in the third quarter to $26.0 million and represented 9.5% of net sales as compared with 9.7% of net sales in the prior year.

     Research and development expenses decreased 5% to $7.3 million and represented 2.7% of net sales, compared to 2.9% in the prior year. This decrease was a result of lower trial activity primarily in the Paper PCC product line.

     The Company initiated a plan to realign its operations as a result of an in-depth strategic review of all of its operations. This realignment resulted in impairment of assets charges and restructuring charges in the third quarter of 2007 as follows:

     Impairment of assets charges:

Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	5.9
Synsil®	42.2

Specialty Minerals Segment	126.1
Refractories Segment	14.8

$140.9

     Restructuring and other costs:
Severance and other employee benefits	$10.1
Contract termination costs	3.4
Other exit costs	0.8

$14.3

     The restructuring program will result in a reduction of approximately 200 employees.

     The restructuring also resulted in inventory write-downs of $1.4 million which are included in cost of goods sold.

     The impairment of assets charge includes a write-down of an intangible asset of $0.5 million related to customer relationships associated with a recent acquisition in the Refractories segment.

Income (Loss) from Operations (millions of dollars)	Third Quarter 2007	Third Quarter 2006	Growth

Income (loss) from operations	$(134.4)	$24.4	*	%

     The Company recorded a loss from operations of $134.4 million as compared with income from operations of $24.4 million in the prior year. The loss was attributable to an impairment of assets charge of $140.9 million and restructuring and other exit costs of $14.3 million.

     The Specialty Minerals segment recorded a loss from operations of $122.9 million in the third quarter of 2007 as compared with income from operations of $15.7 million in the prior year. Included in the loss from operations was an impairment of assets charge of $126.1 million and restructuring and other exit costs of $12.1 million.

     The Refractories segment recorded a loss from operations of $11.5 million in the third quarter of 2007 as compared with income from operations of $8.7 million in the prior year. Included in loss from operations was an impairment of assets charge of $14.8 million and restructuring and other exit costs of $2.2 million.
Non-Operating Deductions (millions of dollars)	Third Quarter 2007	Third Quarter 2006	Growth

Non-operating deductions, net	$1.3	$2.3	(43)%

     The decrease in non-operating deductions was due primarily to higher interest income in the current year as a result of higher cash balances. In addition, we experienced foreign exchange gains in the current year as compared with foreign exchange losses in the prior year.
Provision (Benefit) for Taxes on Income (Loss) (millions of dollars)	Third Quarter 2007	Third Quarter 2006	Growth

Provision (benefit) for taxes on income	$(30.7)	$7.1	*	%

     The effective tax rate for the third quarter was 22.6% as compared with 32.0% in the prior year. The tax benefit on the restructuring and impairment of assets charge was $37.5 million or 24.0%.

Net Income (Loss) (millions of dollars)	Third Quarter 2007	Third Quarter 2006	Growth

Net income (loss)	$(105.5)	$14.1	*	%

     Net loss in the third quarter of 2007 was $105.5 million as compared with net income of $14.1 million. The loss per common share was $5.47 as compared with earnings per common share of $0.72 in the prior year.

* Percentage not meaningful

Nine Months ended September 30, 2007 as compared with Nine Months ended October 1, 2006
(millions of dollars)	Third Quarter 2007	% of Total Sales	Growth	Third Quarter 2006	% of Total Sales
Net Sales

U.S	$462.1	55.9%	(4)%	$480.4	60.3%
International	365.1	44.1%	16%	316.0	39.7%

Net sales	$827.2	100.0%	4%	$796.4	100.0%

Paper PCC	$402.4	48.6%	7%	$375.1	47.1%
Specialty PCC	46.0	5.6%	6%	43.4	5.5%

PCC Products	$448.4	54.2%	7%	$418.5	52.6%

Talc	$45.0	5.4%	(1)%	$45.3	5.7%
Ground Calcium Carbonate	62.6	7.6%	(7)%	67.2	8.4%
SYNSIL®	4.1	0.5	(45)%	7.4	0.9%

Processed Minerals Products	$111.7	13.5%	(7)%	$119.9	15.1%

Specialty Minerals Segment	$560.1	67.7%	4%	$538.4	67.6%

Refractory Products	$214.2	25.9%	11%	$193.4	24.3%
Metallurgical Products	52.9	6.4%	(18)%	64.6	8.1%

Refractories Segment	$267.1	32.3%	4%	$258.0	32.4%

Net Sales	$827.2	100.0%	4%	$796.4	100.0%

     Worldwide net sales in the first nine months of 2007 increased 4% from the previous year to $827.2 million. Foreign exchange had a favorable impact on sales of approximately $18.5 million or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $560.1 million compared with $538.4 million for the same period in 2006. This growth was due to a combination of higher prices passed through to customers and foreign exchange. Sales in the Refractories segment grew 4% over the previous year to $267.1 million from $258.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 7% in the first nine months to $448.4 million from $418.5 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 3 percentage points of growth. Paper PCC sales grew 7% to $402.4 million in the first nine months of 2007 from $375.1 million in the prior year. This growth was primarily attributable to higher selling prices passed through to customers from raw material cost increases and foreign currency which more than offset weakness in the North American paper market. Sales of Specialty PCC grew 6% to $46.0 million from $43.4 million in 2006.

     Net sales of Processed Minerals products decreased 7% in the first nine months of 2007 to $111.7 million from $119.9 million in the first nine months of 2006. Talc sales decreased 1% to $45.0 million from $45.3 million in the prior year. GCC products decreased 7% to $62.6 million from $67.2 million in the prior year. This decrease was attributable primarily to the continued weakness in the residential and construction markets and the automotive market. SYNSIL® products sales decreased 45% in the first nine months of 2007 to $4.1 million from $7.4 million in the previous year. This decline was primarily attributable to a reduction in commercial demand from the Company's facilities.

     Net sales in the Refractories segment in the first nine months of 2007 increased 4% to $267.1 million from $258.0 million in the prior year. Foreign currency had a favorable impact on sales of approximately $6.1 million or 2 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 11 percent to $214.2 million from $193.4 million. This increase was primarily attributable to sales from our acquisition in Turkey and to foreign currency. Sales of metallurgical products within the Refractories segment decreased 18 percent to $52.9 million as compared with $64.6 million in the same period last year. This decrease was due to lower volumes in all regions of the world, and lower prices resulting from the reduction in the cost of raw materials for this product that is traditionally passed through to the customers.

     Net sales in the United States declined 4% to $462.1 million in the first nine months of 2007. International sales in the first nine months of 2007 increased 16% to $365.1 million, due primarily to the recent acquisition and foreign currency.

Operating Costs and Expenses (millions of dollars)	Nine Months 2007	Nine Months 2006	Growth

Cost of goods sold	$659.6	$628.8	5%
Marketing and administrative	$80.4	$80.7	--%
Research and development	$22.3	$22.7	(2)%
Restructuring costs	$14.3	$--	*
Impairment of assets	$140.9	$--	*

     Cost of goods sold was 79.7% of sales compared with 79.0% of sales in the prior year. In the Specialty Minerals segment, production margin increased 1% as compared with 4% sales growth. This segment has been affected by weakness in the Processed Minerals product line, paper machine and paper mill shutdowns, and production losses in our SYNSIL® product lines, partially offset by the recovery of raw materials and the benefit of foreign currency. Also included in cost of sales for the Specialty Minerals segment are $1.4 million of inventory write-downs relating to the restructuring program. In the Refractories segment, production margin decreased 1% as compared with the 4% sales growth.

     Marketing and administrative costs decreased slightly in the first nine months to $80.4 million and represented 9.7% of net sales as compared with 10.1% of net sales in the prior year.

     Research and development expenses decreased 1.9% to $22.3 million from $22.7 million in the prior year, and represented 2.7% of net sales as compared with 2.9% of net sales in the prior year.

     The Company recorded restructuring and other costs of $14.3 million and an impairment of assets charge of $140.9 million related to the aforementioned realignment of its operations.
Income (Loss) from Operations (millions of dollars)	Nine Months 2007	Nine Months 2006	Growth

Income (loss) from operations	$(90.3)	$64.2	*	%

     The Company recorded a loss from operations of $90.3 million as compared with income from operations of $64.2 million in the prior year. The loss was attributable to the aforementioned impairment of assets charges and restructuring and other exit costs.

     The Specialty Minerals segment recorded a loss from operations of $94.0 million in the first nine months of 2007 as compared with income from operations of $41.1 million in the prior year. Included in the loss from operations was an impairment of assets charge of $126.1 million and restructuring and other exit costs of $12.1 million recorded in the third quarter.

     The Refractories segment recorded income from operations of $3.7 million in the first nine months of 2007 as compared with $23.1 million in the prior year. Included in income from operations was an impairment of assets charge of $14.8 million and restructuring and other exit costs of $2.2 million recorded in the third quarter.
Non-Operating Deductions (millions of dollars)	Nine Months 2007	Nine Months 2006	Growth

Non-operating deductions, net	$5.7	$3.2	78%

     * Percentage not meaningful

     Non-operating deductions increased over the prior year due to an increase in net interest cost of approximately $1.3 million due to increased borrowings and higher interest rates. In addition, in the first nine months of 2006 we recognized an insurance settlement gain of approximately $1.8 million for property damage sustained at one of our facilities which reduced the prior year's non-operating deductions.
Provision (Benefit) for Taxes on Income (Loss) (millions of dollars)	Nine Months 2007	Nine Months 2006	Growth

Provision (benefit) for taxes on income (loss)	$(17.8)	$18.9	*	%

     The effective tax rate for the first nine months was 18.6% as compared with 30.9% in the prior year. The tax benefit on the restructuring and impairment of assets charge was $37.5 million or 24.0%.

Net Income (Loss) (millions of dollars)	Nine Months 2007	Nine Months 2006	Growth

Net income (loss)	$(80.3)	$39.4	*	%

* Percentage not meaningful

     Net loss in the first nine months of 2007 was $80.3 million as compared with net income of $39.4 million. The loss per common share was $4.19 as compared with earnings per common share of $1.98 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2007 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $120.1 million in the first nine months of 2007 as compared with $102.2 million for the same period last year.

We expect to utilize our cash to support the previously mentioned growth strategies.

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of September 30, 2007, we repurchased 930,472 of our common stock at an average price of $53.58 share under this program.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. This brings the total dollar value of shares that may be purchased over the next two years to approximately $100 million.

     On October 24, 2007, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividends will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     We have $187.9 million in uncommitted short-term bank credit lines, of which approximately $32.4 million was in use at September 30, 2007. We anticipate that capital expenditures for all of 2007 will be less than $75 million. We expect to meet our long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2007 - $0.7 million; 2008 - $8.2 million; 2009 - $5.0 million; 2010 - $5.6 million; 2011 - $1.0 million; thereafter - $98.9 million.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $3.5 million of foreign currencies as of September 30, 2007. The contracts mature between October 2007 and September 2008. The fair value of these instruments at September 30, 2007 approximated contract rate.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of September 30, 2007, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 316 pending silica cases and 26 pending asbestos cases. To date, 1,148 silica cases and 1 asbestos case have been dismissed, of which 10 silica cases were dismissed in the third quarter of 2007. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases in 2006 was $0.1 million. Costs for the legal defense of these cases in the first three quarters of 2007 were $49,900. To date, the Company has not been liable to plaintiffs in any of these lawsuits and we do not expect to pay any settlements or jury verdicts in these lawsuits.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of September 30, 2007.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors during the first nine months since those reported in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, and in our 2006 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

July 2 - July 29	5,600	$62.35	930,472	$25,145,698

July 30 - August 26	--	$--	930,472	$25,145,698

August 27 - September 30	--	$--	930,472	$25,145,698

Total	5,600	$62.35

     On October 26, 2005, the Company's Board of Directors authorized the Company's Management Committee, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of September 30, 2007, 930,472 shares were repurchased under this program at an average price of approximately $53.58 per share.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. This brings the total dollar value of shares that may be purchased over the next two years to approximately $100 million.

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

October 31, 2007