Form 10-K
period 2007-12-31
MINERALS TECHNOLOGIES INC
filed 2008-02-27
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of " large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of July 1, 2007, was approximately $906 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 5, 2008, the Registrant had outstanding 19,097,457 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 8, 2008	Part III

PART I

Item 1.   Business

     Minerals Technologies Inc. (the "Company") is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services. The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food, automotive and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

     The Company maintains a research and development focus. The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $602.6 million, $557.0 million and $516.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

        In the paper industry, the Company's PCC is used:
•	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
•	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
•	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $542.0 million, $500.6 million and $460.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Approximately 45% of the Company's sales consists of PCC sold to papermakers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located at a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants at December 31, 2007, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales from its existing satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, and OPACARB® PCC, a family of products for paper coating.

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

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills from merchant facilities at Adams, Massachusetts; Lifford, England; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers - North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2007, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 20 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

     Uncoated Wood-Free Printing and Writing Papers - Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 24 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 35% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a system for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 29 paper machines at about 15 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

     Coated Paper. The Company is also placing emphasis on the use of PCC to coat paper, and expects that its research and development in coating pigment technology will open up a large market for PCC that will build slowly as more paper companies include PCC in their proprietary coating formulations. PCC may be used to increase gloss, opacity, brightness and printability of the paper or to reduce costs while maintaining comparable quality. The coated paper market is large, and the Company believes this market will continue to grow at a higher average growth rate than the uncoated paper market and therefore provides a substantial market opportunity for the Company. PCC coating products are produced at 10 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $60.6 million, $56.4 million and $55.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts; and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $114.0 million, $118.6 million and $112.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net sales of talc products were $37.3 million, $38.9 million and $35.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $76.7 million, $79.7 million and $77.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts, and Lifford, United Kingdom, facilities is used primarily as a raw material for the manufacture of PCC at these sites and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines, beneficiates and processes talc at its Barretts site, located near Dillon, Montana. Talc is sold worldwide in finely ground form for ceramic applications and in North America for paint and coatings and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a significant portion of worldwide automotive catalytic converter ceramic substrates contain the Company's Barretts talc.

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 20 years at its talc production facility.

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $361.1 million, $347.9 million and $327.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their lives. Net sales of refractory products, including those for non-ferrous applications, were $290.5 million, $264.6 million and $239.3 million for the years ended December 31, 2007, 2006 and 2005. The Company's proprietary SCANTROL™ application system, and other robotic application equipment systems such as its MINSCAN™ system, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, the SCANTROL™ application system, the MINSCAN™ system, and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

     The Company's experienced technical service staff and advanced application equipment provide customers assurance that they will achieve their desired productivity objectives. The Company's technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve refractory performance at many customer locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     Over the past several years the Refractories segment has continued to increase its growth due to its ability to reformulate its products and application technology to maintain its competitive advantage in the market place. Some of the new products the Company has introduced in the past few years include:
•	HOTCRETE™, high durability shotcrete products that can be applied hot through customized equipment;
•	LACAM® laser-based refractory measurement systems; and
•	SCANTROL™, a fully integrated application system combining the LACAM® and MINSCAN™ technologies.

     The Company has also expanded its refractories business through selective acquisitions over the past several years. In 2000, the Company acquired Ferrotron Elektronik GmbH, a manufacturer of advanced laser scanning devices, sensors and other measuring equipment designed for the steel industry. In 2001, the Company acquired the refractories business of Martin Marietta Magnesia Specialties Inc. and purchased Rijnstaal B.V., a Netherlands-based producer of cored metal wire products used mainly in the steel and foundry industries. These acquisitions have increased both the breadth of the product lines and markets served by the Refractories segment. In 2002, the Company acquired VisionTech a Finland-based company that develops and manufactures a refractory lining measuring system. In 2003, the Company acquired the assets of ISA Manufacturing, Inc., a U.S.-based company that develops and manufactures pre-cast refractory shapes. In 2005, the Company acquired the metallurgical measurement technology/digital electrode control system product line of ET Electrotechnology GmbH. This technology offers a system that maintains steady state conditions and optimizes power consumption in electric steel making and ladle furnaces. In October 2006, the Company acquired ASMAS, an Istanbul-based Turkish producer of refractories to increase its ability to service the growing steel industries in Eastern Europe and the Middle East.

     Refractories Markets

     The principal market for the Company's refractory products is the steel industry. Management believes that certain trends in the steel industry will continue to provide growth opportunities for the Company. These trends include rapid growth and quality improvements in select geographic regions (e.g., China, Eastern Europe and India) the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to electric arc furnaces (mini-mills) and the ever-increasing need for improved productivity and longer lasting refractories.

     The Company sells its refractory products in the following markets:

     Steel Furnace. The Company sells gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric furnaces for application on furnace walls to prolong the life of furnace linings.

     Other Iron and Steel. The Company sells monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces. The Company offers a full line of materials to satisfy most continuous casting refractory applications. This full line consists of gunnable materials, refractory shapes and permanent linings.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $70.6 million, $83.3 million and $88.5 million for the years ended December 31, 2007, 2006 and 2005. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company conducts domestic marketing and sales from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing efforts are directed from regional centers located in Brussels, Belgium; Sao Jose Dos Campos, Brazil; and Shanghai, China. The Company believes its processed minerals are at regional locations that satisfy the stringent delivery requirements of the industries they serve. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the continued international expansion.

Raw Materials

     The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia and alumina for its Refractory operations, and on having adequate access to ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminasilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesia requirements from sources in China. High demand for bulk raw materials from China has caused price increases of some key raw materials which ultimately could affect the Company's sales to its customers. In addition, higher transportation costs have also increased the delivered cost of raw materials imported from China to North America and Europe. The Company believes that in the event of supply interruptions of its refractory raw material requirements it could obtain adequate supplies from alternate sources in China and elsewhere at reasonable costs.

Competition

     The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader.

     With respect to its PCC products, the Company competes for sales to the paper industry with other minerals, such as GCC and kaolin, based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that it believes imparts gloss, brightness, opacity and other properties to paper on an economical basis. The Company is the leading manufacturer and supplier of PCC to the paper industry.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines, the Company's business strategy for continued growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; the development of HOTCRETE™ and OPTISHOT™ shotcrete refractory products; LACAM® laser-based refractory measurement systems; and the MINSCAN™ and SCANTROL™ application systems.

     Going forward, the Company will continue to develop its filler-fiber composite material, which would increase filler levels in uncoated freesheet paper to upwards of 30%. This product remains in development and is now in large-scale trials with customers. The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2007, 2006 and 2005, the Company spent approximately $26.3 million, $27.8 million and $27.0 million, respectively, on research and development. The Company's research and development spending for 2007 was approximately 2.4% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has research and development facilities in China, Finland, Germany, Ireland, Japan and Turkey. Approximately 102 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 397 patents and approximately 741 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2007, the Company employed 2,706 persons, of whom 1,209 were employed outside of the United States.

Environmental, Health and Safety Matters

     The Company's operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. Certain of the Company's operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company's operations and such permits are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company. The Company obtained indemnification for certain potential environmental, health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc., a wholly-owned subsidiary of Pfizer, in connection with the initial public offering of the Company in 1992. See "Certain Relationships and Related Transactions" in Item 13.

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
•	Growth Rate

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for paper coating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products such as filler-fiber composite materials for the paper industry; and acquisitions. Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.

•	Contract Renewals

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

•	Consolidation in Customer Industries, Principally Paper and Steel

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

•	Litigation; Environmental Exposures

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

•	New Products

The Company is engaged in a continuous effort to develop new products and processes in all of its product lines. Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from our expected results.

•	Competition; Protection of Intellectual Property

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

•	Risks of Doing Business Abroad

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

•	Availability of Raw Materials

The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for Refractory operations and on having adequate access to ore reserves of appropriate quality at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

•	Cyclical Nature of Customers' Businesses

The majority of the Company's sales are to customers in two industries, paper manufacturing and steel manufacturing, which have historically been cyclical. The Company's exposure to variations in its customers' businesses has been reduced by the diversification of its portfolio of products and services; and by its geographic expansion. Also, the Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. In addition, our Processed Minerals and Specialty PCC product lines are impacted by the domestic building and construction markets. The residential component of this market is experiencing a significant slowdown which could adversely impact growth. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 53 satellite PCC plants as of December 31, 2007. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Cascade LLC
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Smurfit-Stone Container Corp.
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Katahdin Paper Company LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Cascade Corporation
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Domtar Inc.
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia-Pacific Corporation
Washington, Longview	Weyerhaeuser Company
Washington, Wallula	Boise Cascade Corporation LLC
Wisconsin, Kimberly	Stora Enso North America Corp.
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Wisconsin Rapids	Stora Enso North America Corp.

International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, Dryden, Ontario	Domtar Inc.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Anjalankoski	Myllykoski Paper Oy
Finland, Tervakoski	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Sabah Forest Industries Sdn. Bhd.
Mexico, Chihuahua	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper - Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.

1These plants are owned through joint ventures.

     The Company also owned at December 31, 2007, 10 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, and owned or leased approximately 20 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[1]	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant[4]	Talc/Limestone
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Ohio, Wellsville	Plant[4]	Talc/Limestone
Ohio, Woodville	Plant[4]	Synsil® Products
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
South Carolina, Chester	Plant[4]	Synsil® Products

Location	Facility	Product Line
Texas, Bay City	Plant	Talc
Texas, Cleburne	Plant[4]	Synsil® Products

International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office[2]	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	Monolithic Refractories/PCC
Finland, Kaarina	Research Laboratory[2]	PCC
Germany, Moers	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Mexico, Gomez Palacio	Plant2/Sales Office	Monolithic Refractories
Singapore	Sales Office[2]	PCC
Spain, Santander	Plant/Sales Office[2]	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office[2]	Monolithic Refractories
South Korea, Yangsan	Plant[3]	Monolithic Refractories
Turkey, Gebze a	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1 This plant is leased to another company.
2 Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2010.
3 This plant is owned through a joint venture.
4 These plants are held for sale and are included in discontinued operations.

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

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 310 pending silica cases and 26 pending asbestos cases. To date, 1155 silica cases and 1 asbestos case have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases in 2006 was $0.1 million. Costs for the legal defense of these cases in 2007 were $78,500. Our experience has been that MTI is not liable to plaintiffs in any of these lawsuits and MTI does not expect to pay any settlements or jury verdicts in these lawsuits.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of December 31, 2007.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:

2007 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$64.00	$68.39	$70.64	$70.91
Low	56.80	62.58	63.07	63.62
Close	62.16	66.95	67.00	66.95

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2006 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$58.93	$61.27	$53.40	$59.31
Low	52.97	51.61	48.01	51.71
Close	58.40	52.00	53.40	58.79

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	839,715	$50.51	575,404

Equity compensation plans not approved by security holders	--	--	--

Total	839,715	$50.51	575,404

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 1 - October 28	--	$--	930,472	$25,145,698

October 29 - November 25	108,900	$67.67	1,039,372	$17,776,803

November 26 - December 31	192,500	$66.92	1,231,872	$4,894,545

Total	301,400	$67.19

     On October 26, 2005, the Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2007, the Company repurchased 1,231,872 shares under this program at an average price of approximately $56.91 per share.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2007, no shares have been purchased under this program.

     On January 31, 2008, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 5, 2008, the last reported sales price on the NYSE was $60.42 per share. As of February 5, 2008, there were approximately 191 holders of record of the common stock.

     The following graph compares the cumulative 5-year total return provided shareholders on Minerals Technologies Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and the S&P MidCap 400 Materials Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007.

	12/02	12/03	12/04	12/05	12/06	12/07

Minerals Technologies Inc.	100.00	137.61	155.45	130.68	137.97	157.60
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P MidCap 400 Materials Sector	100.00	131.04	166.35	185.17	225.15	275.45

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2007	2006	2005	2004	2003

Net sales	$1,077.7	$1,023.5	$956.8	$889.7	$785.5
Cost of goods sold	845.1	798.7	744.0	676.3	588.5

Production margin	232.6	224.8	212.8	213.4	197.0

Marketing and administrative expenses	104.6	104.6	98.1	93.0	87.5
Research and development expenses	26.3	27.8	27.0	26.9	22.8
Impairment of assets	94.1	--	0.3	--	1.1
Restructuring and other costs	16.0	--	--	1.1	3.3
Acquisition termination costs	--	--	--	1.0	--

Income (loss) from operations	(8.5)	92.4	87.4	91.4	82.3

Non-operating deductions, net	(3.0)	(5.9)	(3.9)	(4.5)	(4.9)

Income (loss) before provision for taxes	(11.5)	86.5	83.5	86.9	77.4
on income, minority interests and
discontinued operations
Provision for taxes on income	11.3	27.0	25.1	25.1	20.8
Minority interests	2.9	3.4	1.7	1.7	1.6

Income (loss) from continuing operations	(25.7)	56.1	56.7	60.1	55.0
Loss from discontinued operations, net of tax	(37.8)	(6.1)	(3.4)	(1.5)	(3.4)
Cumulative effect of accounting change	--	--	--	--	(3.4)

Net income (loss)	$(63.5)	$50.0	$53.3	$58.6	$48.2

Earnings Per Share	2007	2006	2005	2004	2003

Basic:
Earnings (loss) per share from continuing operations	$(1.34)	$2.86	$2.78	$2.93	$2.73
Loss per share from discontinued operations	(1.97)	(0.31)	(0.16)	(0.08)	(0.17)
Cumulative effect of accounting change	--	--	--	--	(0.17)

Basic earnings (loss) per share	$(3.31)	$2.55	$2.62	$2.85	$2.39

Diluted:
Earnings (loss) per share from continuing operations	$(1.34)	$2.84	$2.75	$2.89	$2.70
Loss per share from discontinued operations	(1.97)	(0.31)	(0.16)	(0.07)	(0.17)
Cumulative effect of accounting change	--	--	--	--	(0.17)

Diluted earnings (loss) per share	$(3.31)	$2.53	$2.59	$2.82	$2.36

Weighted average number of common shares outstanding:
Basic	19,190	19,600	20,345	20,530	20,208
Diluted	19,190	19,738	20,567	20,769	20,431
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.10

Balance Sheet Data:
Working capital	$306.2	$199.7	$145.9	$242.8	$216.8
Total assets	1,128.9	1,193.1	1,156.3	1,154.9	1,035.7
Long-term debt	111.0	113.4	40.3	94.8	98.2
Total debt	127.7	203.1	156.9	128.7	131.7
Total shareholders' equity	751.2	752.6	771.2	799.3	707.4

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales
Year Ended December 31,	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.4	78.1	77.8

Production margin	21.6	21.9	22.2

Marketing and administrative expenses	9.7	10.2	10.3
Research and development expenses	2.4	2.7	2.8
Impairment of assets	8.8	--	--
Restructuring charges	1.5	--	--

Income (loss) from operations	(0.8)	9.0	9.1

Income (loss) before provision for taxes on income,
minority interests and discontinued operations	(1.1)	8.5	8.7
Provision for taxes on income	1.0	2.7	2.6
Minority interests	0.3	0.3	0.2

Income (loss) from continuing operations	(2.4)	5.5	5.9
Loss from discontinued operations	(3.5)	(0.6)	(0.3)

Net income (loss)	(5.9)%	4.9%	5.6%

Executive Summary

     During the third quarter of 2007, the Company completed an in-depth strategic review of all its operations to determine the Company's future direction, structure, business portfolios and technologies for improved financial performance. As a result of this review, the Company realigned its operations by exiting certain businesses, and consolidating some product lines. As a result, the Company recorded an impairment of assets charge of $140.9 million, of which $46.8 million was reclassified to discontinued operations. In addition, in 2007 the Company recorded restructuring and other costs of $18.3 million related to these exit activities, of which $2.3 million was reclassified to discontinued operations. These restructuring costs were primarily related to a workforce reduction of approximately 200 employees, or about seven percent of the Company's global workforce. The major components of the realignment were as follows:

Synsil® Products
•

The Company has exited its Synsil® Products product line and will sell its Synsil® Products manufacturing facilities in Chester, South Carolina, Cleburne, Texas, and the customer sampling facility in Woodville, Ohio. This resulted in an impairment of assets charge of approximately $42.2 million, which is included in discontinued operations.

•	We have concluded that Synsil®, in its current product form, is not suitable to penetrate a significant portion of the market previously envisioned. The initial success achieved in certain market segments proved unsustainable at higher operating/fill rates for major glass market segments.

Processed Minerals and Specialty PCC

•

The company will realign these product lines, which consists of four mines and processing facilities in the United States; two plants in the Midwest that process imported ores; and the Specialty PCC product line.

•	The two Midwest plants in Mt. Vernon, Indiana, and Wellsville, Ohio, acquired in 2002, which primarily process Chinese talc ores, will be held for sale and are included in discontinued operations. This realignment will result in a change of direction from diversified product lines that included processing imported ore to an integrated "mine to market" strategy. The Company recorded impairment of assets charges of approximately $5.9 million related to the realignment of the Processed Minerals product line, of which $4.6 million was included in discontinued operations.
•

Going forward, four fully integrated operations will be the focus of the "mine to market" strategy, three of which produce ground calcium carbonate, primarily for the construction and automotive sectors. These are in Adams, Massachusetts; Canaan, Connecticut; and Lucerne Valley, California. The fourth facility mines and produces talc in Barretts, Montana.

•

The company also will consolidate its Specialty PCC operation in the United States. The majority of Specialty PCC customers serviced from the Brookhaven, Mississippi, facility will be transferred to the Company's Adams, Massachusetts, plant and the assets at Brookhaven will be held for sale. This resulted in an impairment of assets charge of approximately $12.7 million related to the closing of the Brookhaven, Mississippi facility. The Company will continue to operate its Specialty PCC facility in Lifford, England.

European Coating PCC
•	The company will modify the marketing strategy for its coating PCC products and will convert from a merchant business model to a satellite business model for coating PCC, one that has proven successful in the past. This has resulted in consolidation of the coating PCC operations in Europe with the closure of our PCC merchant facility in Hermalle, Belgium.
•

Current commercial customers have been transferred to our coating PCC merchant facility in Walsum, Germany, which will also focus on supporting market development activities for the satellite PCC program. The Company recorded an impairment of assets charge related to the coating development program of approximately $58.7 million.

Refractories Segment
•

Due to slower than anticipated rate of market penetration, the Company has adjusted its strategy for its refractories business in China. The Company will continue to develop new business there but will modify the infrastructure to support a more focused marketing effort. The Company recorded an impairment of assets charge in this segment of approximately $14.8 million.

Additional Impairments
•

The Pensacola, Florida facility will be dismantled after final customer commitments have been met in 2008. This resulted in an impairment of assets charge of $3.7 million. Additional impairment of assets charges of $2.9 million were also included in the Paper PCC product line.

     As a result of the aforementioned impairment and restructuring charges, the Company recorded a loss from continuing operations of $25.7 million or $1.34 per share and a loss from discontinued operations of $37.8 million or $1.97 per share.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Development of the filler-fiber composite program, to increase the fill-rate for uncoated freesheet paper, which continues to undergo large-scale paper machine trials.
•	Further development of the Company's PCC products, filling and coating, for use in the satellite model.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, an emerging market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Continuing our penetration in emerging markets through our manufacturing facility in China and our recent acquisition in Turkey, both within the Refractories segment.
•	Further increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;

•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale.
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly for magnesia and alumina imported from China;
•	Our Processed Minerals and Specialty PCC product lines are highly influenced by the domestic building and construction markets.
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

Results of Operations

Sales

(Dollars in millions)
Net Sales	2007	% of Total Sales	Growth	2006	% of Total Sales	Growth	2005	% of Total Sales

U.S.	$581.9	54.0%	(2)%	$592.6	57.9%	5%	$566.1	59.2%
International	495.8	46.0%	15%	430.9	42.1%	10%	390.7	40.8%

Net sales	$1,077.7	100.0%	5%	$1,023.5	100.0%	7%	$956.8	100.0%

Paper PCC	$542.0	50.3%	8%	$500.6	48.9%	9%	$460.7	48.1%
Specialty PCC	60.6	5.6%	7%	56.4	5.5%	1%	55.6	5.8%

PCC Products	$602.6	55.9%	8%	$557.0	54.4%	8%	$516.3	53.9%

Talc	$37.3	3.5%	(4)%	$38.9	3.8%	10%	$35.5	3.7%
GCC	76.7	7.1%	(4)%	79.7	7.8%	3%	77.2	8.1%

Processed Minerals Products	$114.0	10.6%	(4)%	$118.6	11.6%	5%	$112.7	11.8%

Specialty Minerals Segment	$716.6	66.5%	6%	$675.6	66.0%	7%	$629.0	65.7%

Refractory Products	$290.5	27.0%	10%	$264.6	25.9%	11%	$239.3	25.0%
Metallurgical Products	70.6	6.5%	(15)%	83.3	8.1%	(6)%	88.5	9.3%

Refractories Segment	$361.1	33.5%	4%	$347.9	34.0%	6%	$327.8	34.3%

Net sales	$1,077.7	100.0%	5%	$1,023.5	100.0%	7%	$956.8	100.0%

     Worldwide net sales in 2007 increased 5% from the previous year to $1.078 billion. Foreign exchange had a favorable impact on sales of $31.4 million or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 6% to $716.6 million compared with $675.6 million for the same period in 2006. Sales in the Refractories segment grew 4% over the previous year to $361.1 million. In 2006, worldwide net sales increased 7% to $1.024 billion from $956.8 million in the prior year. Specialty Minerals segment sales increased approximately 7% and Refractories segment sales increased approximately 6% in 2006.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% to $602.6 million from $557.0 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $19.5 million or 4 percentage points of growth. Worldwide net sales of Paper PCC increased 8% to $542.0 million from $500.6 million in the prior year. Sales growth was attributable to increased selling prices from the pass-through to customers of raw material cost increases and to foreign currency. Paper PCC sales volume decreased slightly from the prior year. Increased PCC volumes at several facilities were more than offset by paper industry consolidations, primarily in North America. Sales of Specialty PCC grew 7% to $60.6 million from $56.4 million in 2006. This increase was primarily attributable to improved volumes, particularly in Europe, and to the favorable effects of foreign currency.

     Worldwide net sales of PCC increased 8% in 2006 to $557.0 million from $516.3 million in the prior year. Net sales of Paper PCC increased 9% to $500.6 million while Paper PCC volumes grew 5%. In 2006, sales growth was achieved in all regions, with the largest growth occurring in Asia due to the ramp up of two new satellite plants in China. Sales of Specialty PCC grew 1% in 2006 to $56.4 million from $55.6 million in the prior year.

     Net sales of Processed Minerals products in 2007 decreased 4% to $114.0 million from $118.6 million in 2006. GCC products and talc products both decreased 4% in 2007 to $76.7 million and $37.3 million, respectively. The decrease in the Processed Minerals product line was primarily attributable to weakness in the domestic residential construction industry and the automotive market.

     Net sales of Processed Minerals products in 2006 increased 5% to $118.6 million from $112.7 million in 2005. This increase was primarily attributable to strong global demand in plastics and healthcare related markets within the talc product line.

     Net sales in the Refractories segment in 2007 increased 4% to $361.1 million from $347.9 million in the prior year. Foreign exchange had a favorable impact on sales of $11.9 million or 3 percentage points of sales growth. Sales from the Turkish acquisition made in late 2006 contributed an additional 4 percentage points of growth in 2007. Sales of refractory products and systems to steel and other industrial applications increased 10% to $290.5 million in 2007 from $264.6 million in the prior year. This growth was due to foreign currency and the Turkish acquisition. Sales of metallurgical products within the Refractories segment decreased 15% to $70.6 million from $83.3 million in 2006. This decrease was due to lower volumes in all regions of the world, and lower prices resulting from the reduction in the cost of raw materials for this product that is traditionally passed through to the customers.

     Net sales in the Refractories segment in 2006 increased 6% to $347.9 million from $327.8 million in the prior year. Sales of refractory products and systems increased 11% to $264.6 million in 2006 from $239.3 million in the prior year. This growth was attributable to increased volume in North America and Europe. Sales of metallurgical products decreased 6% in 2006 to $83.3 million from $88.5 million in the prior year. This decline was due to lower selling prices as raw material cost reductions were passed on to customers.

     Net sales in the United States decreased approximately 2% to $581.9 million in 2007 and represented approximately 54% of consolidated net sales. International sales increased approximately 15% to $495.8 million, due primarily to foreign currency and the acquisition in Turkey.

Operating Costs and Expenses (Dollars in millions)	2007	Growth	2006	Growth	2005

Cost of goods sold	$845.1	6%	$798.7	7%	$744.0
Marketing and administrative	$104.6	--%	$104.6	7%	$98.1
Research and development	$26.3	(5)%	$27.8	3%	$27.0
Impairment of assets	$94.1	* %	$--	* %	$0.3
Restructuring charges	$16.0	* %	$--	* %	$--

*     Percentage not meaningful

     Cost of goods sold in 2007 was 78.4% of sales compared with 78.1% in the prior year. Our cost of goods sold grew 6% which had an unfavorable leveraging impact on our 5% sales growth resulting in a 3% increase in production margin. This unfavorable leveraging occurred in both segments. In the Specialty Minerals segment, the production margin increased 5% as compared with 6% sales growth. This segment has been affected by reduced demand in the Processed Minerals product line and paper machine and paper mill shutdowns which were partially offset by the recovery of raw material costs and the benefit of foreign currency. In the Refractories segment, the production margin increased 1% as compared with 4% sales growth. This segment has been affected by lower margins in the metallurgical product line.

     Cost of goods sold in 2006 was 78.1% of sales compared with 77.8% of sales in 2005. Production margin grew 6% as compared with 7% sales growth. This unfavorable leveraging occurred in the Specialty Minerals segment where production margins increased 2% as compared with 7% sales growth. During 2006, margins in this segment were affected by unrecovered lime cost increases and paper machine and paper mill shutdowns in the PCC product line, and unrecovered energy cost increases in the Processed Minerals product line. These negative factors largely offset the improvements from the ramp-up of our two new satellite PCC facilities in China, increased demand for PCC, particularly in North America and Europe, and cost reduction initiatives.

     In the Refractories segment, production margin increased 12% in 2006 over the prior year compared with 6% sales growth. This was primarily due to improved steel industry conditions in 2006 and cost reduction initiatives through the reformulation of refractory products and strong demand for high value products.

     Marketing and administrative costs were $104.6 million in 2007, the same as the prior year and represented 9.7% of net sales as compared with 10.2% in the prior year. In 2006, marketing and administrative expenses increased 7% to $104.6 million from 98.1 million in 2005. This increase was primarily attributable to increased worldwide infrastructure costs and other employee benefits, including increased stock option expense of $2.3 million relating to the adoption of SFAS No. 123 (R).

     Research and development expenses decreased 5% in 2007 to $26.3 million and represented 2.4% of net sales. This decrease was a result of the timing of lower trial activity, primarily in the Paper PCC product line. In 2006, research and development expenses increased 3% to $27.8 million and represented 2.7% of net sales.

     The Company initiated a plan to realign its operations as a result of an in-depth strategic review of all of its operations. This realignment resulted in impairment of assets charges and restructuring charges in 2007 as follows:

Impairment of assets charges:
Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	1.3

Specialty Minerals Segment	79.3
Refractories Segment	14.8

$94.1

     Restructuring and other costs:
Severance and other employee benefits	$13.5
Contract termination costs	1.8
Other exit costs	0.7

$16.0

     The restructuring program will result in a reduction of approximately 200 employees.

     The impairment of assets charge includes a write-down of an intangible asset of $0.5 million related to customer relationships associated with a recent acquisition in the Refractories segment.
Income (Loss) from Operations (Dollars in millions)	2007	Growth	2006	Growth	2005

Income (loss) from operations	$(8.5)	(109)%	$92.4	6%	$87.4

     The Company recorded a loss from operations in 2007 of $8.5 million as compared with income from operations of $92.4 million in the prior year. The loss was primarily attributable to the aforementioned impairment of assets charges and restructuring and other exit costs.

     The Specialty Minerals segment recorded a loss from operations of $20.0 million as compared with income from operations of $60.5 million in 2006. Included in the loss from operations was an impairment of assets charge of $79.3 million and restructuring and other exit costs of $11.3 million.

     The Refractories segment recorded income from operations of $11.5 million in 2007 as compared with $31.9 million in the prior year. Included in income from operations in 2007 was an impairment of assets charge of $14.8 million and restructuring and other exit costs of $4.7 million.

     Income from operations in 2006 increased 6% to $92.4 million from $87.4 million in 2005 and was 9.0% of sales as compared with 9.1% of sales in 2005. In 2006, income from operations for the Specialty Minerals segment increased 2% to $60.5 million and was 9.0% of its net sales. Operating income for the Refractories segment increased 13% to $31.9 million and was 9.2% of its net sales. This was primarily attributable to increased profitability from refractory products and systems sales, partially offset by a reduction in profitability in metallurgical products.

Non-Operating Deductions (Dollars in millions)	2007	Growth	2006	Growth	2005

Non-operating deductions, net	$(3.0)	(49)%	$(5.9)	55%	$(3.8)

     Non-operating deductions decreased 49% in 2007 to $3.0 million from $5.9 million in the prior year. This was primarily attributable to an insurance recovery gains of approximately $3.0 million in 2007, $1.2 million above prior year. In addition, the Company recorded higher interest income of $1.3 million over prior year as a result of an increase in cash and cash equivalents in 2007.

     Non-operating deductions increased 55% in 2006 from the prior year. This increase was primarily due to increased interest expense of $2.3 million over 2005 due to increased borrowings. In addition, in 2006 we recognized an insurance settlement gain of approximately $1.8 million for property damage sustained at one of our facilities. In 2005, we recognized a litigation settlement gain of $2.1 million.
Provision for Taxes on Income (Dollars in millions)	2007	Growth	2006	Growth	2005

Provision for taxes on income	$11.3	(58)%	$27.0	8%	$25.1

     The Company recorded a provision for income tax of $11.3 million on a loss before taxes of $11.5 million in 2007. This was primarily attributable to the restructuring and impairment losses recorded in certain jurisdictions in which we were unable to record a tax benefit.

     The effective tax rate increased to 31.1% in 2006 as compared with 30.1% in 2005. This increase was primarily related to a change in the mix of earnings, an increase in the valuation allowance due to Ohio tax reform legislation and the impact of FAS 123R.
Minority Interests (Dollars in millions)	2007	Growth	2006	Growth	2005

Minority interests	$2.9	(15)%	$3.4	100%	$1.7

     The decrease in the provision for minority interest in 2007 was primarily related to a reduction in profitability from our consolidated joint ventures in China. In 2006, we realized improved profitability in China over lower levels in 2005.
Income (Loss) from Continuing Operations (Dollars in millions)	2007	Growth	2006	Growth	2005

Income (loss) from continuing operations	$(25.7)	(146)%	$56.1	(1)%	$56.7

     The Company recognized a loss from continuing operations of $25.7 million in 2007 as compared with income from continuing operations of $56.1 million in 2006. The loss in 2007 was due to the restructuring and impairment of assets charges.

     Income from continuing operations decreased 1% in 2006 to $56.1 million. Diluted earnings per common share from continuing operations increased 3% to $2.84 in 2006 as compared with $2.75 in the prior year due to a lower share base from the Company's stock repurchase program.
Loss from Discontinued Operations (Dollars in millions)	2007	Growth		2006	Growth	2005

Loss from discontinued operations	$(37.8)	*	%	$(6.2)	(82)%	$(3.4)

*  Percentage not meaningful

     The Company has reflected in discontinued operations its Synsil® product line and its two plants in the Midwest that process imported ores. In 2006, the Company liquidated its wholly-owned subsidiary in Hadera, Israel and classified such business as discontinued operations.

     The Company recognized a loss from discontinued operations in 2007 of $37.8 million as compared with a loss of $6.2 million in the prior year. Included in the 2007 loss from discontinued operations were pre-tax impairment of assets charges of $46.9 million and restructuring and other exit costs of $2.3 million. In 2006, the loss from discontinued operations included foreign currency translation losses of $1.6 million recognized upon liquidation of the Company's investment in Israel.
Net Income (Loss) (Dollars in millions)	2007	Growth	2006	Growth	2005

Net income (loss)	$(63.5)	(227)%	$50.0	(6)%	$53.3

     The Company recorded a net loss of $63.5 million in 2007 as compared with net income of $50.0 million in 2006. The loss in 2007 was attributable to impairment of assets and restructuring charges in both continuing operations and discontinued operations.

     Net income decreased 6% in 2006 to $50.0 million. Earnings per share on a diluted basis decreased 2% to $2.53 per share in 2006 as compared with $2.59 per share in the prior year.

Outlook

     We are presently experiencing some weakness in certain primary industries we serve -- paper and construction. There were several paper machine shutdowns that affected our satellite PCC product line as the paper industry continues to consolidate and rationalize capacity. In addition, there is continued softening in the residential construction and automotive markets which is affecting our Processed Minerals product line. Steel production remains stable with slow growth in our major markets, North America and Europe. However, these markets have faced increased competition from other foreign markets in which the Company has a lower market share. In addition, weakness in the automotive and construction markets could result in reduced demand for this sector.

     As a result of realigning and restructuring our operations, we strengthened the basic foundation of our businesses. We eliminated under-performing assets and expect to achieve higher returns on capital and higher rates of profitable growth. However, we are concerned about the state of the economy and the potential impact it may have on our product lines.

     In 2008, we plan to focus on the following growth strategies:
•	Continued development and potential commercial introduction of filler-fiber composite technology for the paper industry to increase the fill-rates of uncoated freesheet paper.
•	Increase market penetration of PCC by expanding the satellite model.
•	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
•	Expand regionally into emerging markets where we have a limited presence and increase our presence in regional markets where the manufacturing of paper and steel is shifting, particularly to China and Eastern Europe.
•	Development of unique calcium carbonates used in the manufacture of biopolymers, an emerging market opportunity.
•	Continue to improve our cost competitiveness in all product lines.
•	Explore selective acquisitions to complement our existing businesses.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

     In October 2006, we acquired ASMAS, an Istanbul-based Turkish producer of refractories based in Istanbul, Turkey. This acquisition provides our Refractories segment with a strong market position in Turkey, as well as manufacturing capability which will enable us to service the rapidly growing markets in the Middle East and Eastern Europe.

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

     Our sales of PCC are predominantly pursuant to long-term evergreen contracts, initially about ten years in length, with paper companies at whose mills we operate satellite PCC plants. The terms of many of these agreements have been extended, generally in connection with an expansion of the satellite PCC plant. Failure of a number of our customers to renew existing agreements on terms as favorable to us as those currently in effect could cause our future sales growth rate to differ materially from our historical growth rate and, if not renewed, could also result in impairment of the assets associated with the PCC plant.

Liquidity and Capital Resources

     Cash flows provided from operations in 2007 were used principally to fund $46.1 million of capital expenditures, to repay short-term debt of $78.2 million and to repurchase $25.3 million of common shares for treasury. Cash provided from operating activities totaled $179.7 million in 2007 as compared with $135.6 million in 2006. The increase in cash from operating activities was primarily due to an improvement in working capital, as compared to the prior year. Our accounts receivable declined despite a 5% increase in sales, and our days of sales outstanding decreased to 55 days from 59 days in the prior year. Our inventories also declined from the prior year resulting in a reduction of days of inventory on hand from 56 days to 46 days. Included in cash flow from operations was pension plan funding of approximately $24.1 million, $22.3 million and $12.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     On October 26, 2005, our Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2007, the Company had repurchased 1,231,872 shares under this program at an average price of approximately $56.91 per share.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2007, no shares have been purchased under this program.

     On January 31, 2008, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $187.6 million in uncommitted short-term bank credit lines, of which $9.1 million was in use at December 31, 2007. We anticipate that capital expenditures for 2008 should approximate $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2008 - $7.2 million; 2009 - $8.8 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0; thereafter - $89.6 million.

     The Company has contingent obligations associated with unrecognized tax benefits, including interest and penalties, of approximately $13.3 million.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-term assets, goodwill and other intangible assets, pension plan assumptions, income taxes, asset retirement obligations, income tax valuation allowances and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•

Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2007 and 2006, respectively. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses (recoveries) of $(0.1) million, $0.4 million and $(0.5) million in 2007, 2006 and 2005, respectively. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

•

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

•

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. Factors we consider important that could trigger an impairment review include the following:

•	significant under-performance relative to historical or projected future operating results;
•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we principally measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $576.6 million as of December 31, 2007.

•

Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgements regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgements can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 5 to the condensed consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

•

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

A one percentage point change in our major assumptions would have the following effects:

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(1.8)	$0.4	$(1.8)
1% decrease	$2.1	$(0.3)	$1.8

Effect on Projected Benefit Obligation

(millions of dollars)	Discount Rate	Salary Scale

1% increase	$(13.6)	$1.5
1% decrease	$16.4	$(1.3)

•

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

•

The Company's accounts for stock-based compensation expense under the provisions of SFAS No. 123R.

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

We used a stock price volatility assumption based upon the historical implied volatility of the Company's stock. We believe this is a good indicator of future, actual and implied volatilities. For stock options granted in the period ended December 31, 2007, the Company used a volatility of 25.10%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2007, the Company used a 6.5 year life.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2007.

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

Recently Issued Accounting Standards

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

     In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company's consolidated financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement will apply to all other accounting pronouncements that require fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects the adoption of SFAS No. 157 will not have a material impact on its financial statements.

     In February 2008, the FASB issued FSP FAS 157-1, "Application of FASB No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair measurements for purposes of lease classification or measurement under FASB Statement 13 from the fair value measurement under FASB Statement 157. FSP 157-2 defers the effective date of Statement 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

     In November 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF issue 06-10, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements." Employers will be required to measure the asset associated with collateral-assignment split-dollar life insurance based on the arrangement's terms and to record postretirement benefit liabilities only if the employer will maintain the life insurance policy during the employee's retirement or provide the employee with a death benefit. This consensus is effective for fiscal years beginning after December 15, 2007. The Company is expects the adoption of SFAS No. 157 will not have a material impact on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement allows entities to choose to measure financial instruments and certain other items at fair value. This Statement is effective for fiscal periods beginning after November 15, 2007. The Company is expects the adoption of SFAS No. 157 will not have a material impact on its financial statements.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $5.3 million and $4.7 million of foreign currencies as of December 31, 2007 and 2006, respectively. These contracts mature between January and July of 2008. The fair value of these instruments at both December 31, 2007 and December 31, 2006 was a liability of $0.1 million.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

     The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a -15. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(b) under the Securities Exchange Act of 1934) were effective in ensuring that material information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and operating effectiveness of our internal controls as part of this report. Management's report is included in our consolidated financial statements beginning on page F-1 of this report under the captions entitled "Management's Report on Internal Control Over Financial Reporting."

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage our business operations. As of December 31, 2007, all of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

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
Name	Age	Position

Joseph M. Muscari	61	Chairman of the Board and Chief Executive Officer
D. Randy Harrison	56	Senior Vice President, Organization and Human Resources
Kenneth L. Massimine	58	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	60	Senior Vice President - Finance, and Chief Financial Officer
William J.S. Wilkins	51	Senior Vice President and Managing Director, Minteq International
Michael A. Cipolla	50	Vice President - Corporate Controller and Chief Accounting Officer
Douglas T. Dietrich	38	Vice President, Corporate Development and Treasury
Kirk G. Forrest	56	Vice President, General Counsel and Secretary
William A. Kromberg	62	Vice President, Taxes
D.J. Monagle, III	45	Vice President and Managing Director, Performance Minerals

     Joseph C. Muscari was elected Chairman of the Board and Chief Executive Officer effective March 1, 2007. Prior to that he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     D. Randy Harrison was elected Vice President - Organization and Human Resources effective January 1, 2008. Prior to that he had been Vice President and Managing Director, Performance Minerals since January 2002.

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

     William J.S. Wilkins was elected Senior Vice President and Managing Director, Minteq International in November 2007. He joined the Company in June 2007 as Vice President, Global Supply Chain and Logistics. Prior to that he had founded Management Services, a consulting firm. Before starting his consultancy, he was President and Chief Executive Officer of Sermatech International Inc.; Vice President and Chief Financial Officer of the Teleflex Aerospace Group; and head of finance and administration at Hownet Castings, a business unit of Alcoa, which he joined in 1994.

     Michael A. Cipolla was elected Vice President - Controller and Chief Accounting Officer in July 2003. Prior to that he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

     Douglas T. Dietrich was elected Vice President, Corporate Development and Treasury effective August 2007. Prior to that he had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

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

     William A. Kromberg has served as Vice President-Taxes of the Company since 1993.

     D.J. Monagle, III was elected Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line, effective January 1, 2008. Prior to that he had been Vice President, Americas, Paper PCC.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters as of January 31, 2008" is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	-	Form of Employment Agreement (4), together with schedule relating to executed Employment Agreements (6) (+)
10.6	-	Form of Severance Agreement, together with schedule relating to executed Severance Agreements (7) (+)
10.7	-	Company Employee Protection Plan, as amended August 27, 1999 (6) (+)
10.8	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors (4)(+)
10.9	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of December 20, 2005 (7) (+)
10.10	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (4) (+)
10.10(a)	-	First Amendment to the Company's Retirement Plan, effective as of January 1, 2008 (*) (+)
10.11	-	Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (8) (+)
10.12	-	Company Savings and Investment Plan, as amended and restated as of September 14, 2007 (*) (+)
10.13	-	Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (8) (+)
10.14	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (4)(+)

10.15	-	Grantor Trust Agreement, as amended and restated as of December 23, 2005, between the Company and The Bank of New York, as Trustee (7)(+)
10.16	-

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

By:	/s/Joseph C. Muscari

Joseph C. Muscari
Chairman and Chief Executive Officer

February 27, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman and Chief Executive Officer	February 27, 2008

Joseph C. Muscari	(principal executive officer)

/s/ John A. Sorel	Senior Vice President-Finance and	February 27, 2008

John A. Sorel	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 27, 2008

Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

/s/ Paula H.J. Cholmondeley	Director	February 27, 2008

Paula H. J. Cholmondeley

/s/ Duane R. Dunham	Director	February 27, 2008

Duane R. Dunham

/s/ Steven J. Golub	Director	February 27, 2008

Steven J. Golub

/s/ Kristina M. Johnson*	Director	February 27, 2008

Kristina M. Johnson

/s/ Michael F. Pasquale	Director	February 27, 2008

Michael F. Pasquale

/s/ John T. Reid	Director	February 27, 2008

John T. Reid

/s/ William C. Stivers

William C. Stivers	Director	February 27, 2008

*By Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
	December 31,

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$128,985	$67,929
Short-term investments, at cost which approximates market	9,697	8,380
Accounts receivable, less allowance for doubtful accounts:
2007 - $3,223; 2006 - $4,550	180,868	188,784
Inventories	103,373	129,894
Prepaid expenses and other current assets	22,773	16,775
Assets held for disposal	27,614	--

Total current assets	473,310	411,762

Property, plant and equipment, less accumulated depreciation and depletion	489,386	652,797
Goodwill	71,964	68,977
Prepaid pension costs	53,667	25,717
Other assets and deferred charges	40,566	33,871

Total assets	$1,128,893	$1,193,124

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$9,518	$87,644
Current maturities of long-term debt	7,210	2,063
Accounts payable	66,084	60,963
Income taxes payable	3,826	9,425
Accrued compensation and related items	26,714	22,569
Restructuring liabilities	14,479	--
Other current liabilities	34,517	29,399
Liabilities of assets held for disposal	4,801	--

Total current liabilities	167,149	212,063

Long-term debt	111,006	113,351
Accrued pension and postretirement benefits	42,412	55,419
Deferred taxes on income	2,539	18,605
Other non-current liabilities	54,614	41,129

Total liabilities	377,720	440,567

Commitments and contingent liabilities (Notes 18 and 19)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,539,812 shares in 2007 and 28,102,001 shares in 2006	2,854	2,810
Additional paid-in capital	294,367	269,101
Retained earnings	802,096	867,512
Accumulated other comprehensive income (loss)	45,365	(21,248)
Less common stock held in treasury, at cost; 9,449,673
shares in 2007 and 9,016,473 shares in 2006	(393,509)	(365,618)

Total shareholders' equity	751,173	752,557

Total liabilities and shareholders' equity	$1,128,893	$1,193,124

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share data)

	Year Ended December 31,

	2007	2006	2005

Net sales	$1,077,721	$1,023,544	$956,827
Cost of goods sold	845,136	798,730	743,996

Production margin	232,585	224,814	212,831

Marketing and administrative expenses	104,649	104,633	98,160
Research and development expenses	26,348	27,753	27,038
Impairment of assets	94,070	--	265
Restructuring and other costs	16,017	--	--

Income (loss) from operations	(8,499)	92,428	87,368

Interest income	3,083	1,762	1,384
Interest expense	(8,701)	(8,319)	(6,042)
Foreign exchange gains (losses)	513	(268)	(450)
Other income (deductions)	2,105	955	1,279

Non-operating deductions, net	(3,000)	(5,870)	(3,829)

Income (loss) before provision for
taxes on income, minority interests and discontinued operations	(11,499)	86,558	83,539
Provision for taxes on income	11,266	26,992	25,157
Minority interests	2,904	3,441	1,732

Income (loss) from continuing operations	(25,669)	56,125	56,650
Loss from discontinued operations, net of tax	(37,845)	(6,174)	(3,386)

Net income	$(63,514)	$49,951	$53,264

Earnings per share:
Basic:
Income (loss) from continuing operations	$(1.34)	$2.86	$2.78
Loss from discontinued operations	(1.97)	(0.31)	(0.16)

Basic earnings (loss) per share	$(3.31)	$2.55	$2.62

Diluted:
Income (loss) from continuing operations	$(1.34)	$2.84	$2.75
Loss from discontinued operations	(1.97)	(0.31)	(0.16)

Diluted earnings (loss) per share	$(3.31)	$2.53	$2.59

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,

	2007	2006	2005

Operating Activities
Net income (loss)	$(63,514)	$49,951	$53,264
Loss from discontinued operations	(37,845)	(6,174)	(3,386)

Income (loss) from continuing operations	(25,669)	56,125	56,650

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	84,565	80,535	71,777
Impairment of assets	94,070	--	265
Loss on disposal of property, plant and equipment	1,639	839	1,198
Deferred income taxes	(15,148)	4,345	6,328
Provisions for bad debts	(49)	377	(518)
Stock-based compensation	4,196	4,015	2,066
Other	2,729	3,475	2,124

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,281	5,148	(33,553)
Inventories	15,223	(2,744)	(16,638)
Prepaid expenses and other current assets	(923)	2,951	280
Pension plan funding	(24,050)	(22,348)	(12,874)
Accounts payable	4,049	(6,268)	7,224
Restructuring liabilities	14,479	--	--
Income taxes payable	3,956	3,040	(6,080)
Tax benefits related to stock incentive programs	2,649	590	2,138
Other	4,227	8,885	(419)

Net cash provided by continuing operations	181,224	138,965	79,968
Net cash used in discontinued operations	(1,533)	(3,366)	(1,451)

Net cash provided by operations	179,691	135,599	78,517

Investing Activities
Purchases of property, plant and equipment	(46,072)	(57,426)	(94,542)
Purchases of short-term investments	(14,798)	(12,590)	(2,350)
Proceeds from sales of short-term investments	14,147	6,440	7,200
Proceeds from disposal of property, plant and equipment	354	675	311
Proceeds from insurance settlement	3,000	2,398	--
Acquisition of businesses, net of cash acquired	--	(32,416)	(3,170)

Net cash used in investing activities - continuing operations	(43,369)	(92,919)	(92,551)
Net cash used in investing activities - discontinued operations	(3,376)	(27,733)	(16,997)

Net cash used in investing activities	(46,745)	(120,652)	(109,548)

Financing Activities
Proceeds from issuance of long-term debt	7,741	75,000	--
Repayment of long-term debt	(5,411)	(53,754)	(3,825)
Net proceeds from issuance (repayment) of short-term debt	(78,206)	24,797	32,847
Purchase of common shares for treasury	(25,339)	(53,372)	(47,618)
Cash dividends paid	(3,845)	(3,911)	(4,070)
Proceeds from issuance of stock under option plan	17,953	3,741	8,747
Excess tax benefits related to stock incentive programs	889	152	--
Indemnification proceeds from former parent company	--	4,500	--
Debt issuance costs	--	(190)	--

Net cash used in financing activities	(86,218)	(3,037)	(13,919)

Effect of exchange rate changes on cash and cash equivalents	14,328	4,919	(9,717)

Net increase (decrease) in cash and cash equivalents	61,056	16,829	(54,667)
Cash and cash equivalents at beginning of year	67,929	51,100	105,767

Cash and cash equivalents at end of year	$128,985	$67,929	$51,100

Non-cash Investing and Financing Activities:
Tax liability on indemnification proceeds from former parent company	$--	$1,782	$--

Property, plant and equipment additions related to asset retirement obligations	$--	$--	$839

Treasury stock purchases settled after year-end	$2,552	$--	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total

Balance as of January 1, 2005	$2,778	$248,230	$(2,088)	$779,397	$35,624	$(264,628)	$799,313

Comprehensive income:
Net income	--	--	--	53,264	--	--	53,264
Currency translation adjustment	--	--	--	--	(43,648)	--	(43,648)
Additional minimum liability	--	--	--	--	1,901	--	1,901

Cash flow hedges:
Net derivative losses arising during the year	--	--	--	--	(118)	--	(118)
Reclassification adjustment	--	--	--	--	362	--	362

Total comprehensive income	--	--	--	53,264	(41,503)	--	11,761

Dividends declared	--	--	--	(4,070)	--	--	(4,070)
Employee Benefit transactions	22	8,725	--	--	--	--	8,747
Income tax benefit arising from employee
stock option plans	--	2,138	--	--	--	--	2,138
Issuance of restricted stock	--	2,066	(2,066)	--	--	--	--
Amortization of restricted stock	--	--	891	--	--	--	891
Purchase of common stock for treasury	--	--	--	--	--	(47,618)	(47,618)

Balance as of December 31, 2005	2,800	261,159	(3,263)	828,591	(5,879)	(312,246)	771,162

Comprehensive Income:
Net income	--	--	--	49,951	--	--	49,951
Currency translation adjustment	--	--	--	--	35,924	--	35,924
Additional minimum liability	--	--	--	--	2,988	--	2,988

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(62)	--	(62)
Reclassification adjustment	--	--	--	--	124	--	124

Total comprehensive income	--	--	--	49,951	38,974	--	88,925

Dividends declared	--	--	--	(3,911)	--	--	(3,911)
Opening retained earnings adjustment due
to adoption of EITF 04-06	--	--	--	(7,119)	--	--	(7,119)
Employee Benefit transactions	10	3,731	--	--	--	--	3,741
Income tax benefit arising from employee
stock option plans	--	741	--	--	--	--	741
Reclassification of unearned compensation	--	(3,263)	3,263	--	--	--	--
Amortization of restricted stock	--	1,679	--	--	--	--	1,679
Indemnity proceeds, net of tax	--	2,718	--	--	--	--	2,718
Adjustment to initially apply SFAS 158,
net of tax	--	--	--	--	(54,343)	--	(54,343)
Stock option expenses	--	2,336	--	--	--	--	2,336
Purchase of common stock for treasury						(53,372)	(53,372)

Balance as of December 31, 2006	2,810	269,101	--	867,512	(21,248)	(365,618)	752,557

Comprehensive Income (loss):
Net income (loss)	--	--	--	(63,514)	--	--	(63,514)
Currency translation adjustment	--	--	--	--	48,488	--	48,488
Unamortized gains and prior service cost	--	--	--	--	18,106	--	18,106

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(43)	--	(43)
Reclassification adjustment	--	--	--	--	62	--	62

Total comprehensive income (loss)	--	--	--	(63,514)	66,613	--	3,099

Dividends declared	--	--	--	(3,845)	--	--	(3,845)
Opening retained earnings adjustment due	--	--	--	--	--	--	--
to adoption of FIN 48 (Note 5)	--	--	--	1,943	--	--	1,943
Employee benefit transactions	44	17,909	--	--	--	--	17,953
Income tax benefit arising from employee
stock option plans	--	3,161	--	--	--	--	3,161
Amortization of restricted stock	--	1,813	--	--	--	--	1,813
Stock option expenses	--	2,383	--	--	--	--	2,383
Purchase of common stock for treasury	--	--	--	--	--	(27,891)	(27,891)

Balance as of December 31, 2007	$2,854	$294,367	$--	$802,096	$45,365	$(393,509)	$751,173

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Minerals Technologies Inc. (the "Company") and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications were made to prior year amounts to conform with the current year presentation. See Note 4, "Discontinued Operations" for further information.

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

     Business
     The Company is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based products and related systems and technologies. The Company's products are used in manufacturing processes of the paper and steel industries, as well as by the building materials, polymers, ceramics, paints and coatings, and other manufacturing industries.

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents amounted to $4.7 million and $4.0 million at December 31, 2007 and 2006, respectively. Short-term investments consist of financial instruments with original maturities beyond three months. Short-term investments amounted to $9.7 million and $8.4 million at December 31, 2007 and 2006, respectively.

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

     Additionally, as required by SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.

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
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Stripping Costs Incurred During Production
     The Company accounts for stripping costs in accordance with the consensus of Emerging Issues Task Force ("EITF") Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." Stripping costs are those costs incurred for the removal of waste materials for the purpose of accessing ore body that will be produced commercially. Stripping costs incurred during the production phase of a mine are variable costs that are included in the costs of inventory produced during the period that the stripping costs are incurred.

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

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Derivative Financial Instruments
     The Company accounts for derivative financial instruments which are used to hedge certain foreign exchange risk in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." See the Notes on Derivative Financial Instruments and Hedging Activities and Financial Instruments and Concentrations of Credit Risk in the Consolidated Financial Statements for a full description of the Company's hedging activities and related accounting policies.

     Revenue Recognition
     Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. The Company also has consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

     Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services have been performed.

     Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2007, the Company had no international subsidiaries operating in highly inflationary economies.

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

     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgements regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgements can materially affect amounts recognized in the consolidated balance sheets and statements of income. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 5 to the consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

     The accompanying financial statements generally do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which are expected to be permanently reinvested overseas.

     Research and Development Expenses
     Research and development expenses are expensed as incurred.

     Accounting for Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with SFAS No. 123R, "Share-Based Payment." Under the provisions of SFAS No. 123R, the Company recognizes compensation expense for share-based awards based upon the grant date fair value over the vesting period.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Net income (loss) for years ended 2007 and 2006 include $2.4 million and $2.3 million pretax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in income. The related tax benefit included in the statement of operations on the non-qualified stock options is $0.6 million and $0.5 million for 2007 and 2006, respectively.

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

      The following table shows the pro forma effects on net income and earnings per share for the year ended December 31, 2005 had compensation cost been recognized in accordance with SFAS No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)	Dec. 31, 2005

Net income, as reported	$53.3
Add: Stock-based employee compensation included
in reported net income, net of related tax effects	0.6
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2.1)

Pro forma net income	$51.8

Basic EPS
Net income, as reported	$2.62
Pro forma net income	$2.54

Diluted EPS
Net income, as reported	$2.59
Pro forma net income	$2.52

      Disclosures for the periods ended December 31, 2007 and December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2007 was approximately 8%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2007, 2006 and 2005 was $21.61, $18.97 and $24.13, respectively. The weighted average grant date fair value for stock options vested during 2007 and 2006 was $20.83. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $9.4 million and $1.8 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:
	2007	2006	2005 (pro forma)

Expected life (years)	6.5	6.4	7.0
Interest rate	4.50%	4.63%	4.36%
Volatility	25.10%	24.78%	28.72%
Expected dividend yield	0.26%	0.37%	0.32%

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

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the year ended December 31, 2007:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2007 77	1,152,069	$46.44
Granted	146,100	61.19
Exercised	(433,965)	43.01
Canceled	(24,489)	55.67

Balance December 31, 2007	839,715	$50.51	5.03	$13,805

Exercisable, December 31, 2007	603,787	$47.20	2.81	$11,925

     The aggregate intrinsic value above is before applicable income taxes, based on the Company's closing stock price of $66.95 as of the last business day of the period ended December 31, 2007 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2007 and 2006 was $21.70 and $17.48, respectively. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.5 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2007 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2006	226,889	$55.50
Options granted	146,100	61.19
Options vested	(113,583)	55.47
Options forfeited	(23,478)	56.09

Nonvested options outstanding, December 31, 2007	235,928	$58.98

     The following table summarizes additional information concerning options outstanding at December 31, 2007:
Options Outstanding						Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/07	Weighted Average Exercise Price

$34.825	-	$44.156	220,629	1.4	$38.78	220,629	$38.78
$46.625	-	$54.225	417,120	5.5	$51.53	345,620	$51.02
$55.840	-	$66.000	201,966	8.0	$61.20	37,538	$61.47

$34.825	-	$66.000	839,715	5.0	$50.51	603,787	$47.20

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan"). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Under the provisions of SFAS No. 123R compensation expense for these shares is recognized over the vesting period. The Company granted 87,650 shares and 50,300 shares for the periods ended December 31, 2007 and 2006, respectively. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant. As of December 31, 2007, there was unrecognized stock-based compensation related to restricted stock of $4.7 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $2.8 million and $1.7 million for the periods ended December 31, 2007 and 2006, respectively. In addition, the Company recorded $1.0 million in reversals related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 33,363 restricted stock shares that were vested as of December 31, 2007.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2006	134,800	$55.61
Granted	87,650	$61.27
Vested	33,363	$55.42
Canceled	55,554	$56.56

Unvested balance at December 31, 2007	133,533	$58.98

Note 3.   Earnings Per Share (EPS)
(thousand of dollars, except per share amounts)	2007	2006	2005

Basic EPS
Income (loss) from continuing operations	$(25,669)	$56,125	$56,650
Loss from discontinued operations	(37,845)	(6,174)	(3,386)

Net income (loss)	$(63,514)	$49,951	$53,264

Weighted average shares outstanding	19,190	19,600	20,345

Basic earnings (loss) per share from continuing operations	$(1.34)	$2.86	$2.78
Basic earnings (loss) per share from discontinued operations	(1.97)	(0.31)	(0.16)

Basic earnings (loss) per share	$(3.31)	$2.55	$2.62

Diluted EPS	2007	2006	2005

Income (loss) from continuing operations	$(25,669)	$56,125	$56,650
Loss from discontinued operations	(37,845)	(6,174)	(3,386)

Net income (loss)	$(63,514)	$49,951	$53,264

Weighted average shares outstanding	19,190	19,600	20,345
Dilutive effect of stock options	--	138	222

Weighted average shares outstanding, adjusted	19,190	19,738	20,567

Diluted earnings (loss) per share from continuing operations	$(1.34)	$2.84	$2.75
Diluted earnings (loss) per share from discontinued operations	(1.97)	(0.31)	(0.16)

Diluted earnings (loss) per share	$(3.31)	$2.53	$2.59

     The weighted average diluted common shares outstanding for the year ended December 31, 2007 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive. Additionally, options to purchase 154,133 shares and 371,587 shares of common stock for the years ended December 31, 2007 and December 31, 2006, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Discontinued Operations

     During the third quarter of 2007, the Company conducted an in-depth strategic review of its operations. This review resulted in a realignment of its operations, which included the exiting of certain businesses.

     Accordingly, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon and Wellsville as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The assets of these operations are held and available for sale. The Company expects the sale of these assets to be completed within a one-year time frame. The Company does not anticipate the ongoing cash flows of these operations until disposition to be material.

     In April 2006, the Company ceased operation at its one-unit satellite PCC facility in Hadera, Israel. In the fourth quarter, the Company recorded a loss from discontinued operations of approximately $1.7 million upon liquidation of its investment

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

 in Israel. This loss was predominantly related to the recognition of foreign currency translation losses previously recognized in accumulated other comprehensive income (loss).

     The consolidated financial statements for all prior periods presented have been reclassified to reflect these businesses in discontinued operations.

     The following table details selected financial information for the discontinued operation in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.
Thousands of Dollars	2007	2006	2005

Net sales	$30,187	$37,232	$39,011

Production margin	(5,238)	(3,432)	(1,800)

Expenses	4,129	4,035	3,738
Impairment of assets	46,878	--	--
Restructuring and other costs	2,317	--	--

Loss from operations	$(58,562)	$(7,467)	$(5,538)

Other income	$82	$481	$284

Foreign currency translation
loss from liquidation of investment	$--	$(1,563)	$--

Provision (benefit) for taxes on income	$(20,635)	$(2,375)	$(1,868)

Loss from discontinued operations, net of tax	$(37,845)	$(6,174)	$(3,386)

     The major classes of assets and liabilities held for disposals in the consolidated balance sheets are as follows:
Thousands of Dollars	2007

Assets:
Accounts receivable	$4,328
Inventories	10,146
Property, plant and equipment, net	11,507
Goodwill	1,629
Other assets	4

Assets held for disposal	$27,614

Liabilities:
Accounts payable	$2,897
Accrued liabilities	1,904

Liabilities of assets held for disposal	$4,801

Note 5.   Income Taxes

     Income (loss) before provision for taxes, minority interests, and discontinued operations by domestic and foreign source is as follows:
Thousands of Dollars	2007	2006	2005

Domestic	$8,243	$48,074	$46,615
Foreign	(19,742)	38,484	36,924

Total income (loss) before provision for income taxes	$(11,499)	$86,558	$83,539

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The provision for taxes on income consists of the following:
Thousands of Dollars	2007	2006	2005

Domestic
Taxes currently payable

Federal	$11,257	$8,609	$7,733
State and local	1,362	2,877	876
Deferred income taxes	(9,955)	5,044	7,144

Domestic tax provision	2,664	16,530	15,753

Foreign
Taxes currently payable	13,795	11,161	10,220
Deferred income taxes	(5,193)	(699)	(816)

Foreign tax provision	8,602	10,462	9,404

Total tax provision	$11,266	$26,992	$25,157

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2007	2006	2005

U.S. statutory tax rate	(35.0)%	35.0%	35.0%
Depletion	(31.3)	(4.9)	(4.6)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(15.0)	(3.5)	(4.2)
Foreign restructuring and impairment losses
with no tax benefit	145.3	--	--
State and local taxes, net of Federal tax benefit	6.2	2.6	1.7
Tax credits and foreign dividends	6.1	0.8	2.2
Increase in valuation allowance	4.6	1.2	--
Impact of FIN 48	8.2	--	--
Other	8.9	(0.1)	--

Consolidated effective tax rate	98.0%	31.1%	30.1%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2007	2006

Deferred tax assets:
State and local taxes	$3,409	$2,593
Accrued expenses	10,085	8,771
Deferred expenses	233	1,399
Net operating loss carry forwards	3,502	13,236
Pension and post-retirement benefits costs	87	15,268
Other	17,595	11,107

Total deferred tax assets	$34,911	$52,374

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
Thousands of Dollars	2007	2006

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$15,689	$56,628
Other	11,748	11,538

Total deferred tax liabilities	27,437	68,166

Net deferred tax (assets) liabilities	$(7,474)	$15,792

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:
Thousands of Dollars	2007	2006

Net deferred tax assets, current	$(7,974)	$(2,813)
Net deferred assets, long term	(2,039)	--
Net deferred tax liabilities, long-term	2,539	18,605

	$(7,474)	$15,792

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     The Company established a valuation allowance of approximately $0.5 million as of December 31, 2007. This valuation allowance relates to net operating loss carry forwards in Mexico where there is an uncertainty regarding its realizability.

     The Company recorded $3.5 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $0.3 million expires in 5 years, $1.2 million expire over the next 15 years, and $2 million can be utilized over an indefinite period.

     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes." FIN 48 specifies the way companies are to account for uncertainty in income tax reporting and prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company recognized a $1.9 million decrease in the liability for unrecognized income tax benefits, resulting in an increase to the January 1, 2007 balance of retained earnings.

     As of the date of adoption of FIN 48, the Company had approximately $9.0 million of total unrecognized income tax benefits and $2.3 million of interest and penalties. On December 31, 2007, the Company had $10.4 million of total unrecognized tax benefits. Included in this amount were a total of $6 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:
(Thousands of Dollars)

Balance as of January 1, 2007	$9,035
Increases related to current year positions	1,390
Decreases related to new judgements	(109)
Decreases related to audit settlements	(397)
Other	476

Balance as of December 31, 2007	$10,395

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued $0.6 million of interest and penalties during 2007 and have a total accrued balance on December 31, 2007 of $2.9 million.

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

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Net cash paid for income taxes were $16.8 million, $18.0 million and $21.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Note 6.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $155.8 million of foreign subsidiaries' undistributed earnings as of December 31, 2007 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. However, in the event that the entire $155.8 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $16 million.

     Net foreign currency exchange gains (losses), included in non-operating deductions in the Consolidated Statements of Income, were $513,000, $(268,000) and $(450,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7.   Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2007	2006

Raw materials	$41,998	$60,013
Work in process	8,134	8,321
Finished goods	31,144	38,911
Packaging and supplies	22,097	22,649

Total inventories	$103,373	$129,894

Note 8.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2007	2006

Land	$21,720	$24,087
Quarries/mining properties	39,123	39,123
Buildings	161,865	173,815
Machinery and equipment	975,177	1,071,046
Construction in progress	33,478	52,107
Furniture and fixtures and other	120,480	118,744

	1,351,843	1,478,922
Less: Accumulated depreciation and depletion	(862,457)	(826,125)

Property, plant and equipment, net	$489,386	$652,797

      Depreciation and depletion expense for the years ended December 31, 2007, 2006 and 2005 was $80.4 million, $80.5 million, and $71.8 million, respectively.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $16.0 million for restructuring and other costs. The restructuring will result in a total workforce reduction of approximately 200 employees. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. The following table reflects components of the restructuring charge:
(millions of dollars)

Severance and other employee benefits	$13.5
Contract termination costs	1.8
Other exit costs	0.7

Total restructuring and other costs	$16.0

     The restructuring charge also resulted in inventory write-downs of approximately $0.2 million which are included in cost of goods sold.

Note 10.   Acquisitions

     In October 2006, the Company acquired all of the outstanding stock of ASMAS, an Istanbul-based Turkish producer of refractories for approximately $32.4 million in cash. The terms of the acquisition provide for an additional purchase price of up to $5 million to be paid in 2009 based upon performance criteria through 2008.  The operations of this entity have been included in the Refractories segment of the Company's financial statements since the date of the acquisition.

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

Note 11.  Goodwill and Other Intangible Assets

   The carrying amount of goodwill was $72.0 million and $69.0 million as of December 31, 2007 and December 31, 2006, respectively. The net change in goodwill since December 31, 2006 was primarily attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Acquired intangible assets included in other assets and deferred charges subject to amortization as of December 31, 2007 and December 31, 2005 were as follows:
	December 31, 2007		December 31, 2006

(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.9	$2.7	$7.2	$1.8
Customer lists	11.1	1.4	10.0	0.8
Other	0.4	0.1	0.1	--

	$19.4	$4.2	$17.3	$2.6

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $1.5 million, $0.8 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense is $1.2 million for each of the next five years through 2012.

     Included in other assets and deferred charges is an additional intangible asset of approximately $5.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.8 million was amortized in 2007, 2006 and 2005, respectively. Estimated amortization as a reduction of sales is as follows: 2008 - $1.8 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 12.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 also establishes a uniform accounting model for the disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows (excluding interest) that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) that is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

     During the third quarter of 2007, following an in-depth strategic review of all its operations, the Company recorded a charge of $140.9 million, of which $46.8 million was reclassified to discontinued operations, as part of a program to realign its operations by consolidating operations within certain product lines and exiting certain businesses. Major components of this realignment include an exit from our Synsil® Products product line; consolidation of our Specialty PCC operations in the United States; sale of our two plants in the Midwest that process imported ore in the Processed Minerals product line; modification of our strategy for coating PCC resulting in the anticipated closure of one facility; and a slower than anticipated market penetration at our refractories facility in China resulting in an impairment of assets charge.

     The impairment charge relates to all product lines. The following table reflects the components of the impairment of assets charge:

(millions of dollars)

Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	1.3

Specialty Minerals Segment	79.3
Refractories Segment	14.8

$94.1

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Derivative Financial Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate fluctuations. As part of its risk management strategy, the Company uses forward exchange contracts (FEC) to manage its exposure to foreign currency risk on certain raw material purchases. The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them. The Company has not entered into derivative instruments for any purpose other than to hedge certain expected cash flows. The Company does not speculate using derivative instruments.

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

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as cash flow hedges. During 2001, the Company entered into three-year interest rate swap agreements with notional amounts totaling $30 million that expired in January 2005. These agreements effectively converted a portion of the Company's floating-rate debt to a fixed-rate basis with an interest rate of 4.5%, thus reducing the impact of the interest rate changes on future cash flows and income. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 14 open foreign exchange contracts as of December 31, 2007.

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

Note 14.  Short-term Investments

     The composition of the Company's short-term investments are as follows:
(in thousands of dollars)	2007	2006

Short-term Investments -
Available for Sale Securities:
Short-term bank deposits	$9,697	$8,380

         There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2007 since the carrying amount approximates fair market value.

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2007, the Company had open foreign exchange contracts with a financial institution to purchase approximately $5.3 million of foreign currencies. These contracts range in maturity from January 22, 2008 to July 7, 2008. The fair value of these instruments was a liability of $0.1 million at both December 31, 2007 and December 31, 2006.

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

     The Company's bad debt expense (recoveries) for the years ended December 31, 2007, 2006 and 2005 was $(0.1) million, $0.4 million and $(0.5) million, respectively.

Note 16.  Long-Term Debt and Commitments

     The following is a summary of long term debt:
(thousands of dollars)	Dec. 31, 2007	Dec. 31, 2006

5.53% Series 2006A Senior Notes	$ 50,000	$ 50,000
Due October 5, 2013
Floating Rate Series 2006A Senior Notes	25,000	25,000
Due October 5, 2013
Yen-denominated Guaranteed Credit Agreement
Due March 31, 2007	--	605
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5,000	5,000
Variable Rate Renminbi Denominated Loan Agreement
Due 2009	4,785	--
Installment obligations
Due 2013	7,886	8,812
Other borrowings	745	1,197

Total	118,216	115,414
Less: Current maturities	7,210	2,063

Long-term debt	$111,006	$113,351

     On May 17, 2000, the Company's majority-owned subsidiary, Specialty Minerals FMT K.K., entered into a Yen-denominated Guaranteed Credit Agreement with the Bank of New York due March 31, 2007. The proceeds were used to finance the construction of a PCC satellite facility in Japan. Principal payments began June 30, 2002 and finished May 31, 2007. Interest was payable quarterly at a rate of 2.05% per annum.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.69% and 3.14% for the years ended December 31, 2007 and 2006, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.69% and 3.14% for the years ended December 31, 2007 and 2006, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

borrowings and the average interest rates were approximately 3.69% and 3.14% for the years ended December 31, 2007 and 2006, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 3.69% and 3.14% for the years ended December 31, 2007 and 2006, respectively.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Brookhaven, Mississippi. This facility has ceased operations during the first quarter of 2008 and the Company intends to repay this obligation in 2008. The Company has selected the variable rate option for this borrowing and the average interest rate was approximately 5.87% and 5.65% for the years ended December 31, 2007 and 2006, respectively.

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. For the year ending December 31, 2007, $0.9 million of principal was paid on this debt. Principal payments are as follows: 2008 - $6.5 million; 2013 - $1.4 million.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2007 and December 31, 2006 was 5.73% and 5.82%, respectively. The principal payment for both tranches is due on October 5, 2013.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with Communication Bank of China, totaling RMB 60,000,000. During 2007, the Company repaid RMB 25,000,000 of principal related to these loans. The assets of the PCC facilities operated by these consolidated joint ventures were pledged as collateral for RMB 43,000,000 of the loans. The loan agreements bear a variable interest rate based on the People's Bank of China base rate, and mature between January 29, 2009 and March 26, 2009. The interest rate on these loans was approximately 7.12%.

     The aggregate maturities of long-term debt are as follows: 2008 - $7.2 million; 2009 - $8.8 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0; thereafter - $89.6 million.

     The Company had available approximately $187.6 million in uncommitted, short-term bank credit lines, of which $9.1 million was in use at December 31, 2007.

     Short-term borrowings as of December 31, 2007 and 2006 were $9.5 million and $87.6 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2007 and 2006 was 6.22% and 5.57%, respectively.

     During 2007, 2006 and 2005, respectively, the Company incurred interest costs of $9.2 million $8.9 million and $7.2 million including $0.5 million, $0.6 million and $1.2 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 17.  Benefit Plans

     Pension Plans and Other Postretirement Benefit Plans

     The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2007 and 2006 is as follows:

     Obligations and Funded Status
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$214.5	$177.6	$44.0	$36.1
Service cost	8.8	7.9	2.6	2.1
Interest cost	11.4	10.1	2.4	2.2
Actuarial (gain) loss	(24.6)	12.3	(7.9)	3.1
Benefits paid	(17.0)	(6.4)	(1.1)	(2.5)
Plan amendments	(2.1)	9.0	--	3.0
Other	3.8	4.0	--	--

Benefit obligation at end of year	$194.8	$214.5	$40.0	$44.0

	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2007	2006	2007	2006

Change in plan assets
Fair value of plan assets beginning of year	$226.3	$186.3	$--	$--
Actual return on plan assets	8.3	21.6	--	--
Employer contributions	24.0	22.3	1.1	2.5
Plan participants' contributions	0.5	0.4	--	--
Benefits paid	(17.0)	(6.4)	(1.1)	(2.5)
Other	2.4	2.1	--	--

Fair value of plan assets at end of year	$244.5	$226.3	$--	$--

Funded status	$49.7	$11.8	$(40.0)	$(44.0)

    Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2007	2006	2007	2006

Non-current asset	$53.7	$25.7	$--	$--
Current liability	--	--	(1.5)	(2.4)
Non-current liability	(4.0)	(13.9)	(38.5)	(41.6)

Recognized asset (liability)	$49.7	$11.8	$(40.0)	$(44.0)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income consist of:
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2007	2006	2007	2006

Net actuarial loss	$24.9	$36.5	$3.6	$9.0
Prior service cost	6.3	7.1	1.4	1.7

Amount recognized end of year	$31.2	$43.6	$5.0	$10.7

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The accumulated benefit obligation for all defined benefit pension plans was $179.5 million and $197.9 million at December 31, 2007 and 2006, respectively.

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits

Current year actuarial gain (loss)	$15.5	$4.6
Amortization of actuarial (gain) loss	(3.7)	0.5
Amortization of prior service credit loss	0.9	0.3

Total recognized in other comprehensive income	$12.7	$5.4

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Post-retirement Benefits

Millions of Dollars	2007	2006	2005	2007	2006	2005

Service cost	$8.8	$7.9	$7.2	$2.6	$2.1	$1.7
Interest cost	11.4	10.1	8.9	2.4	2.2	2.0
Expected return on plan assets	(9.4)	(15.4)	(13.9)	--	--	--
Amortization of prior service cost	1.5	1.0	1.1	0.5	1.0	0.8
Recognized net actuarial (gain) loss	(6.6)	3.2	1.8	0.8	0.2	--
SFAS No. 88 curtailment (gain) loss	0.1	(0.8)	0.3	--	--	--

Net periodic benefit cost	$5.8	$6.0	$5.4	$6.3	$5.5	$4.5

     Unrecognized prior service cost is amortized over the average remaining service period of each active employee.

     Under the provisions of SFAS No. 88, lump-sum distributions from terminations, resulted in a plan curtailment of one of the Company's pension plans and also caused partial settlement of such plan. As a result, there was a curtailment loss in income from operations of $0.1 million in 2007 and a curtailment gain in income from operations of $0.8 million in 2006.

     Under the provisions of SFAS No. 88, lump-sum distributions from the Company's Supplemental Retirement Plan caused a partial settlement of such plan, resulting in a charge of $0.3 million in 2005.

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

     The 2008 estimated amortization of amounts in other comprehensive income are as follows:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits

Amortization of prior service cost	$1.5	$0.3
Amortization of net loss	1.4	0.5

Total costs to be recognized	$2.9	$0.8

Additional Information

     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2007, 2006 and 2005 are as follows:
	2007	2006	2005

Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2007, 2006 and 2005 are as follows:
	2007	2006

Discount rate	6.25%	5.75%
Rate of compensation increase	3.50%	3.50%

     The Company considers a number of factors to determine its expected rate of return on plan assets assumptions, including historical performance of plan assets, asset allocation and other third-party studies and surveys. The Company reviewed the historical performance of plan assets over a ten-year period (from 1997 to 2007), the results of which exceed the 8.50% rate of return assumption that the Company ultimately selected for domestic plans. The Company also considered plan portfolio asset allocations over a variety of time periods and compared them with third-party studies and surveys of annualized returns of similarly balanced portfolio strategies. The historical return of this universe of similar portfolios also exceeded the return assumption that the Company ultimately selected. Finally, the Company reviewed performance of the capital markets in recent years and, upon advice from various third parties, such as the pension plans' advisers, investment managers and actuaries, selected the 8.50% return assumption used for domestic plans.

     The Company's Plan stipulates that the maximum health care cost trend rate will be 5%.

     A one percentage-point change in assumed health care cost trend rates would have the following effects:
Millions of Dollars	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$--	$(0.4)

Effect on postretirement benefit obligations	$--	$(2.5)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2007 and 2006 by asset category are as follows:
Asset Category	2007	2006

Equity securities	62.5%	66.4%
Fixed income securities	35.0%	31.5%
Real estate	0.2%	0.3%
Other	2.3%	1.8%

Total	100%	100%

     The following table presents domestic and foreign pension plan assets information at December 31, 2007, 2006 and 2005 (the measurement date of pension plan assets):
	U.S. Plans			International Plans

Millions of Dollars	2007	2006	2005	2007	2006	2005

Fair value of plan assets	$188.7	$177.9	$149.7	$55.8	$48.4	$36.6

     Contributions

     The Company expects to contribute $10.0 million to its pension plans and $1.5 million to its other postretirement benefit plan in 2008.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Millions of Dollars	Pension Benefits	Other Benefits

2008	$6.5	$1.5
2009	$7.9	$1.6
2010	$10.1	$1.8
2011	$10.8	$2.2
2012	$10.9	$2.4
2013 - 2017	$84.9	$17.2

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

     Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.4 million, $3.3 million and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Notes 18.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $7.0 million, $6.1million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2008 through 2012 and in aggregate thereafter are approximately $5.1 million, $3.7 million, $2.8 million, $1.4 million, $0.9 million, respectively, and $8.9 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $4.3 million at December 31, 2007.

     Total future minimum payments to be received under direct financing leases for each of the years 2008 through 2012 and the aggregate thereafter are approximately: $6.7 million, $3.8 million, $3.1 million, $2.0 million, $1.1 million, and $2.1 million thereafter.

Note 19.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 310 pending silica cases and 26 pending asbestos cases. To date, 1,155 silica cases and 1 asbestos case have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases in 2006 was $0.1 million. Costs for the legal defense of these cases in 2007 were $78,500. Our experience has been that MTI is not liable to plaintiffs in any of these lawsuits and MTI does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative consent order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of December 31, 2007.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 20.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 19,090,139 shares and 19,085,528 shares were outstanding at December 31, 2007 and 2006, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $3.8 million or $0.20 per common share were paid during 2007. In January 2008, a cash dividend of approximately $1.0 million or $0.05 per share, was declared, payable in the first quarter of 2008.

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

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table summarizes stock option and restricted stock activity for the Plan:
		Stock Options		Restricted Stock

	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2005	917,085	1,368,218	43.87	52,755	49.88
Granted	(86,800)	50,700	61.97	36,100	60.59
Exercised	--	(218,431)	40.69	--	--
Canceled	18,822	(14,722)	51.51	(4,100)	51.56

Balance December 31, 2005	849,107	1,185,765	45.15	84,755	54.20
Granted	(129,500)	79,200	54.82	50,300	54.91
Exercised	--	(103,392)	39.02	(255)	39.30
Canceled	9,504	(9,504)	35.80	--	--

Balance December 31, 2006	729,111	1,152,069	46.44	134,800	55.61
Granted	(233,750)	146,100	61.19	87,650	61.27
Exercised	--	(433,965)	43.01	(33,363)	55.42
Canceled	80,043	(24,489)	55.67	(55,554)	56.56

Balance December 31, 2007	575,404	839,715	50.51	133,533	58.98

Note 21.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss):
Millions of Dollars	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2005	$40.8	$(4.9)	$(0.3)	$35.6
Current year net change	(43.6)	1.9	0.2	(41.5)

Balance at December 31, 2005	(2.8)	(3.0)	(0.1)	(5.9)
Current year net change	36.0	(51.3)	--	(15.3)

Balance at December 31, 2006	33.2	(54.3)	(0.1)	(21.2)
Current year net change	48.5	18.1	--	66.6

Balance at December 31, 2007	$81.7	$(36.2)	$(0.1)	$45.4

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $11.2 million, $1.9 million and $(1.3) million for the years ended December 31, 2007, 2006 and 2005, respectively.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2007:

Millions of Dollars
Asset retirement liability, beginning of period	$11.7
Accretion expense	0.8
Payments	(0.1)
Foreign currency translation	0.5

Asset retirement liability, end of period	$12.9

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $12.5 million is included in other noncurrent liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Operations.

Note 23.  Non-Operating Income and Deductions
(Millions of dollars)	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005

Interest income	$3.1	$1.8	$1.4
Interest expense	(8.7)	(8.3)	(6.0)
Gain on insurance settlement	3.0	1.8	--
Litigation settlement	--	--	2.1
Foreign exchange gains (losses)	0.5	(0.3)	(0.5)
Other income (deductions)	(0.9)	(0.9)	(0.8)

Non-operating deductions, net	$(3.0)	$(5.9)	$(3.8)

     During the fourth quarter of 2007, the Company recognized a business interruption insurance recovery gain of $3.0 million related to Hurricane Ivan in 2004.

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

Note 24.  Transaction with Former Parent Company

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

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 25.  Segment and Related Information

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

     The Company has two reportable segments: Specialty Minerals and Refractories. The Specialty Minerals segment produces and sells precipitated calcium carbonate and lime, and mines, processes and sells the natural mineral products limestone and talc. This segment's products are used principally in the paper, building materials, paints and coatings, glass, ceramic, polymers, food, automotive, and pharmaceutical industries. The Refractories segment produces and markets monolithic and shaped refractory products and systems used primarily by the steel, cement and glass industries as well as metallurgical products used primarily in the steel industry.

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

     Segment information for the years ended December 31, 2007, 2006 and 2005 was as follows:
	2007

(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.6	$361.1	$1,077.7
Income (loss) from operations	(20.0)	11.5	(8.5)
Impairment of assets	79.3	14.8	94.1
Restructuring and other charges	11.3	4.7	16.0
Depreciation, depletion and amortization	68.1	16.5	84.6
Segment assets	698.8	395.6	1,094.4
Capital expenditures	32.9	11.9	44.8

	2006

	Specialty Minerals	Refractories	Total

Net sales	$675.6	$347.9	$1,023.5
Income from operations	60.5	31.9	92.4
Depreciation, depletion and amortization	66.1	14.4	80.5
Segment assets	795.8	356.2	1,152.0
Capital expenditures	40.0	16.0	56.0

	2005

	Specialty Minerals	Refractories	Total

Net sales	$629.0	$327.8	$956.8
Income from operations	59.1	28.3	87.4
Impairment of assets	0.3	--	0.3
Depreciation, depletion and amortization	59.7	12.1	71.8
Segment assets	768.1	293.4	1,061.5
Capital expenditures	68.3	21.8	90.1

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(Millions of Dollars)
Income (loss) before provision for taxes on income and
minority interests and discontinued operations	2007	2006	2005

Income (loss) from operations for reportable segments	$(8.5)	$92.4	$87.4
Interest income	3.1	1.8	1.4
Interest expense	(8.7)	(8.3)	(6.0)
Other income (deductions)	2.6	0.7	0.7

Income (loss) before provision for taxes on income,
minority interests and discontinued operations	$(11.5)	$86.6	$83.5

Total assets	2007	2006	2005

Total segment assets	$1,094.4	$1,152.0	$1,061.5
Corporate assets	34.5	41.1	94.8

Consolidated total assets	$1,128.9	$1,193.1	$1,156.3

Capital expenditures	2007	2006	2005

Total segment capital expenditures	$44.8	$56.0	$90.1
Corporate capital expenditures	1.3	1.4	4.4

Consolidated total capital expenditures	$46.1	$57.4	$94.5

     The carrying amount of goodwill by reportable segment as of December 31, 2007 and December 31, 2006 was as follows:
	Goodwill

(Millions of Dollars)	2007	2006

Specialty Minerals	$15.3	$16.6
Refractories	56.7	52.4

Total	$72.0	$69.0

     The net change in goodwill since December 31, 2006 is primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:
(Millions of Dollars)
Net Sales	2007	2006	2005

United States	$581.9	$592.6	$566.1

Canada/Latin America	83.3	80.7	80.0
Europe/Africa	337.4	278.4	248.7
Asia	75.1	71.8	62.0

Total International	495.8	430.9	390.7

Consolidated total net sales	$1,077.7	$1,023.5	$956.8

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
(Millions of Dollars)
Long-lived assets	2007	2006	2005

United States	$322.4	$425.2	$424.0

Canada/Latin America	20.1	18.8	21.1
Europe/Africa	172.1	217.1	176.8
Asia	62.0	75.3	67.6

Total International	254.2	311.2	265.5

Consolidated total long-lived assets	$576.6	$736.4	$689.5

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company's sales by product category are as follows:

Millions of Dollars	2007	2006	2005

Paper PCC	$542.0	$500.6	$460.7
Specialty PCC	60.6	56.4	55.6
Talc	37.3	38.9	35.5
GCC	76.7	79.7	77.2
Refractory Products	290.5	264.6	239.3
Metallurgical Products	70.6	83.3	88.5

Net Sales	$1,077.7	$1,023.5	$956.8

Note 26.  Quarterly Financial Data (unaudited)

     The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Millions of Dollars, Except Per Share Amounts

2007 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$148.6	$149.5	$150.3	$154.1
Processed Minerals	27.4	31.3	29.2	26.3

Specialty Minerals Segment	176.0	180.8	179.5	180.4
Refractories Segment	89.5	90.6	87.0	93.9

Net sales	265.5	271.4	266.5	274.3
Gross profit	56.5	60.1	56.3	59.6

Income (loss) from operations	22.7	26.9	(82.2)	24.1
Income (loss) continuing operations	12.6	16.1	(71.8)	17.4
Loss from discontinued operations	(1.8)	(1.7)	(33.7)	(0.6)

Net income (loss)	$10.8	$14.4	$(105.5)	$16.8

Earnings (loss) per share:
Basic:
Earnings (loss) per share
from continuing operations	$0.66	$0.84	$(3.72)	$0.90
Earnings (loss) per share
discontinued operations	(0.09)	(0.09)	(1.75)	(0.03)

Basic earnings (loss) per share	$0.57	$0.75	$(5.47)	$0.87

Diluted:
Earnings (loss) per share
from continuing operations	$0.65	$0.83	$(3.72)	$0.89
Earnings (loss) per share
from discontinued operations	(0.09)	(0.09)	(1.75)	(0.03)

Diluted earnings (loss) per share	$0.56	$0.74	$(5.47)	$0.86

Market price range per share of common stock:
High	$64.00	$68.39	$70.64	$70.91
Low	$56.80	$62.58	$63.07	$63.62
Close	$62.16	$66.95	$67.00	$66.95

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
2006 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$141.9	$137.7	$138.9	$138.5
Processed Minerals	30.2	32.3	29.7	26.4

Specialty Minerals Segment	172.1	170.0	168.6	164.9
Refractories Segment	83.6	86.9	87.5	89.9

Net sales	255.7	256.9	256.1	254.8

Gross profit	55.2	57.2	58.0	54.4

Income from operations	21.4	23.0	25.6	22.4
Income from continuing operations	14.3	13.9	14.7	13.1
Loss from discontinued operations	(1.5)	(1.3)	(0.6)	(2.6)

Net income	$12.8	$12.6	$14.1	$10.5

Earnings per share:
Basic:
Earnings per share
from continuing operations	$0.72	$0.70	$0.75	$0.69
Earnings (loss) per share
from discontinued operations	(0.08)	(0.06)	(0.03)	(0.14)

Basic earnings per share	$0.64	$0.64	$0.72	$0.55

Diluted:
Earnings per share
from continuing operations	$0.71	$0.70	$0.75	$0.68
Earnings (loss) per share
from discontinued operations	(0.07)	(0.07)	(0.03)	(0.13)

Diluted earnings per share	$0.64	$0.63	$0.72	$0.55

Market price range per share of common stock:
High	$58.93	$61.27	$53.40	$59.31
Low	$52.97	$51.61	$48.01	$51.71
Close	$58.41	$52.00	$53.40	$58.79

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." In addition, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," and Emerging Issues Task Force Issue No. 04-06, "Accounting for Stripping Costs Incurred During Production in the Mining Industry." Also as discussed in the notes to the consolidated financial statements, effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mineral Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 27, 2008

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

     The Company assessed its internal control system as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2007, its system of internal control over financial reporting was effective.

     The consolidated financial statements have been audited by the independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm's attestation of the effectiveness of the Company's internal control over financial reporting are also presented within this document.

/s/	Joseph C. Muscari Chairman of the Board and Chief Executive Officer	/s/	John A. Sorel Senior Vice President, Finance and Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 27, 2008

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period

Year ended December 31, 2007
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$4,550	$(49)	$(1,278)	$3,223

Year ended December 31, 2006
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$5,818	$377	$(1,645)	$4,550

Year ended December 31, 2005
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$7,143	$(518)	$(807)	$5,818

(a)	Includes impact of translation of foreign currencies.
(b)	Provision for bad debts, net of reversal of recoveries of $0.2 million, $0.6 million and $1.0 million in 2007, 2006 and 2005, respectively.

S-1