Form 10-Q
period 2008-03-30
MINERALS TECHNOLOGIES INC
filed 2008-04-28
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

or

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
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 11, 2008 18,888,642

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended

(in thousands, except per share data)	March 30, 2008	April 1, 2007

Net sales	$277,520	$265,483
Cost of goods sold	216,785	208,963

Production margin	60,735	56,520

Marketing and administrative expenses	26,040	26,899
Research and development expenses	6,120	6,928
Restructuring and other costs	1,432	--

Income from operations	27,143	22,693
Non-operating income (deductions), net	(1,514)	(2,679)

Income before provision for taxes
on income, minority interests and
discontinued operations	25,629	20,014
Provision for taxes on income	7,945	6,563
Minority interests	853	848

Income from continuing operations	16,831	12,603
Income (loss) from discontinued operations, net of tax	376	(1,782)

Net income	$17,207	$10,821

Earnings per share:

Basic:
Income from continuing operations	$0.88	$0.66
Income (loss) from discontinued operations	0.02	(0.09)

Basic earnings per share	$0.90	$0.57

Diluted:
Income from continuing operations	$0.88	$0.65
Income (loss) from discontinued operations	0.02	(0.09)

Diluted earnings per share	$0.90	$0.56

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	19,076	19,046
Diluted	19,179	19,241

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(thousands of dollars)	March 30, 2008*	December 31, 2007**

Current assets:
Cash and cash equivalents	$126,799	$128,985
Short-term investments, at cost which approximates market	11,988	9,697
Accounts receivable, net	208,950	180,868
Inventories	119,498	103,373
Prepaid expenses and other current assets	21,034	22,773
Assets held for disposal	23,235	27,614

Total current assets	511,504	473,310

Property, plant and equipment, less accumulated depreciation and depletion - March 30, 2008 - 893,733; December 31, 2007 - $862,457	489,308	489,386
Goodwill	71,268	71,964
Prepaid pension costs	54,566	53,667
Other assets and deferred charges	37,994	40,566

Total assets	$1,164,640	$1,128,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$22,513	$9,518
Current maturities of long-term debt	12,265	7,210
Accounts payable	71,967	66,084
Restructuring liabilities	6,170	14,479
Other current liabilities	67,367	65,057
Liabilities of assets held for disposal	1,899	4,801

Total current liabilities	182,181	167,149

Long-term debt	101,221	111,006
Other non-current liabilities	104,708	99,565

Total liabilities	388,110	377,720

Shareholders' equity:
Common stock	2,868	2,854
Additional paid-in capital	301,435	294,367
Retained earnings	818,347	802,096
Accumulated other comprehensive income	65,372	45,365
Less common stock held in treasury	(411,492)	(393,509)

Total shareholders' equity	776,530	751,173

Total liabilities and shareholders' equity	$1,164,640	$1,128,893

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended

(thousands of dollars)	March 30, 2008	April 1, 2007

Operating Activities:

Net income	$17,207	$10,821
Income (loss) from discontinued operations	376	(1,782)

Income from continuing operations	16,831	12,603

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	19,734	21,157
Payments related to restructuring costs	(9,421)	--
Tax benefits related to stock incentive programs	809	585
Other non-cash items	2,548	1,987
Net changes in operating assets and liabilities	(26,642)	(4,997)

Net cash provided by continuing operations	3,859	31,335
Net cash provided by (used in) discontinued operations	2,217	(2,084)

Net cash provided by operating activities	6,076	29,251

Investing Activities:

Purchases of property, plant and equipment	(10,027)	(11,977)
Proceeds from sale of short-term investments	520	1,000
Purchases of short-term investments	(3,105)	(1,000)

Net cash used in investing activities - continuing operations	(12,612)	(11,977)
Net cash used in investing activities - discontinued operations	(51)	(1,948)

Net cash used in investing activities	(12,663)	(13,925)

Financing Activities:

Proceeds from issuance of long-term debt	--	7,741
Repayment of long-term debt	(4,983)	(593)
Net proceeds (repayment) of short-term debt	13,366	(8,918)
Purchase of common shares for treasury	(15,986)	(6,686)
Proceeds from issuance of stock under option plan	4,988	4,371
Excess tax benefits related to stock incentive programs	333	125
Cash dividends paid	(956)	(951)

Net cash used in financing activities	(3,238)	(4,911)

Effect of exchange rate changes on cash and
cash equivalents	7,639	1,743

Net increase (decrease) in cash and cash equivalents	(2,186)	12,158
Cash and cash equivalents at beginning of period	128,985	67,929

Cash and cash equivalents at end of period	$126,799	$80,087

Supplemental disclosure of cash flow information:
Interest paid	$660	$1,412

Income taxes paid	$3,508	$4,131

Non-cash financing activities:
Treasury stock purchases settled after period-end	$1,997	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended

Basic EPS (in millions, except per share data)	March 30, 2008	April 1, 2007

Income from continuing operations	$16.8	$12.6
Income (loss) from discontinued operations	0.4	(1.8)

Net income	$17.2	$10.8

Weighted average shares outstanding	19,076	19,046

Basic earnings per share from continuing operations	$0.88	$0.66
Basic earnings (loss) per share from discontinued operations	0.02	(0.09)

Basic earnings per share	$0.90	$0.57

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended

Diluted EPS (in millions, except per share data)	March 30, 2008	April 1, 2007

Income from continuing operations	$16.8	$12.6
Income (loss) from discontinued operations	0.4	(1.8)

Net income	$17.2	$10.8

Weighted average shares outstanding	19,076	19,046
Dilutive effect of stock options and stock units	103	195

Weighted average shares outstanding, adjusted	19,179	19,241

Diluted earnings per share from continuing operations	$0.88	$0.65
Diluted earnings (loss) per share from discontinued operations	0.02	(0.09)

Diluted earnings per share	$0.90	$0.56

     The weighted average diluted common shares outstanding for the three months ended March 30, 2008 and April 1, 2007 excludes the dilutive effect of 315,799 options and 265,900 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

Note 4.   Discontinued Operations

     During the third quarter of 2007, the Company conducted an in-depth strategic review of its operations. This review resulted in a realignment of its operations, which included the exiting of certain businesses.

     During the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The assets of these operations are held as available for sale. The Company expects the sale of these assets to be completed during 2008. The Company does not anticipate the ongoing operating cash flows of these operations to be significant.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.
	Three Months Ended

(millions of dollars)	March 30, 2008	April 1, 2007

Net sales	$6.3	$8.1

Production margin	0.7	(1.6)

Expenses	0.2	1.2
Impairment of assets	--	--
Restructuring and other costs	(0.1)	--

Income (loss) from operations	$0.6	$(2.8)

Other income	$--	$0.1

Provision (benefit) for taxes on income	$0.2	$(0.9)

Income (loss) from discontinued operations, net of tax	$0.4	$(1.8)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The major classes of assets and liabilities held for disposals in the consolidated balance sheets are as follows:

(millions of dollars)	March 30, 2008	Dec. 31, 2007

Assets:
Accounts receivable	$3.0	$4.3
Inventories	7.1	10.2
Property, plant and equipment, net	11.5	11.5
Goodwill	1.6	1.6
Other assets	--	--

Assets held for disposal	$23.2	$27.6

Liabilities:
Accounts payable	$0.5	$2.9
Accrued liabilities	1.4	1.9

Liabilities of assets held for disposal	$1.9	$4.8

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

     As of March 30, 2008, the Company had approximately $10.7 million of total unrecognized income tax benefits. Included in this amount were a total of $6.1 million of benefits that if recognized would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued approximately $0.3 million of interest and penalties during the first quarter of 2008 and has an accrued balance of $3.2 million at March 30, 2008.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:
(millions of dollars)	March 30, 2008	December 31, 2007

Raw materials	$54.8	$42.0
Work-in-process	7.6	8.1
Finished goods	35.2	31.2
Packaging and supplies	21.9	22.1

Total inventories	$119.5	$103.4

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

     The carrying amount of goodwill was $71.3 million, and $72.0 million as of March 30, 2008 and December 31, 2007, respectively. The net change in goodwill since January 1, 2008 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of March 30, 2008 and December 31, 2007 were as follows:
	March 30, 2008		December 31, 2007

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.7	$2.9	$7.9	$2.7
Customer lists	10.6	1.5	11.1	1.4
Other	0.3	0.1	0.4	0.1

	$18.6	$4.5	$19.4	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2012.

     Included in other assets and deferred charges is an intangible asset of approximately $5.0 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.5 million was amortized in the first quarter of 2008. Estimated amortization as a reduction of sales is as follows: remainder of 2008 - $1.3 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded pre-tax charges totaling $16.0 million for restructuring and other costs during the third and fourth quarters of 2007. Additional restructuring costs of $1.4 million were recorded in the first quarter of 2008. The restructuring will result in a total workforce reduction of approximately 220 employees, of which 150 reductions have been implemented as of March 30, 2008. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs.

     A reconciliation of the restructuring liability, as of March 30, 2008, is as follows:
(millions of dollars)	Balance as of December 31, 2007	Additional Provisions	Cash Expenditures	Other	Balance as of March 30, 2008

Severance and other employee benefits	$12.6	$0.9	$(9.0)	$(0.1)	$4.4
Contract termination costs	1.8	--	--	--	1.8
Other exit costs	0.1	0.5	(0.6)	--	--

	$14.5	$1.4	$(9.6)	$(0.1)	$6.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	March 30, 2008	Dec. 31, 2007

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4.0	4.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	5.0	5.0
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	--	4.8
Installment obligations	7.9	7.9
Other borrowings	0.8	0.7

Total	113.5	118.2
Less: Current maturities	12.3	7.2

Long-term debt	$101.2	$111.0

     As of March 30, 2008, the Company had $194.0 million of uncommitted short-term bank credit lines, of which approximately $22.5 million was in use.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with the Communication Bank of China totaling RMB 60.0 million. During 2007, the Company repaid RMB 25.0 million of principal related to these loans. During the first quarter of 2008, the Company repaid the remaining RMB 35.0 million related to these loans. The interest rate on these loans was approximately 7.56% for the first quarter of 2008.

     On June 9, 2000 the Company entered into a twenty-year, taxable, Variable/Fixed Rate Industrial Development Revenue Bond agreement to finance a portion of the construction of a merchant manufacturing facility for the production of Specialty PCC in Brookhaven, Mississippi. This facility has ceased operations during the first quarter of 2008 and the Company repaid this obligation on March 31, 2008.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended

	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007

Service cost	$2.2	$2.4	$0.6	$0.7
Interest cost	3.3	3.2	0.6	0.6
Expected return on plan assets	(5.3)	(5.0)	--	--
Amortization:
Prior service cost	0.4	0.4	0.1	0.1
Recognized net actuarial loss	0.6	0.9	0.1	0.3

Net periodic benefit cost	$1.2	$1.9	$1.4	$1.7

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $10 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2008. As of March 30, 2008, $0.4 million has been contributed to the pension fund and approximately $0.5 million has been contributed to the post retirement benefit plans.

Note 11.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended

(millions of dollars)	March 30, 2008	April 1, 2007

Net income	$17.2	$10.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	19.2	7.2
Pension and postretirement plan adjustments	0.6	1.1
Cash flow hedges:
Net derivative gains arising during the period	0.2	--
Reclassification adjustment	--	--

Comprehensive income	$37.2	$19.1

     The components of accumulated other comprehensive income, net of related tax, are as follows:
(millions of dollars)	March 30, 2008	December 31, 2007

Foreign currency translation adjustments	$100.9	$81.7
Unrecognized pension costs	(35.6)	(36.2)
Net gain (loss) on cash flow hedges	0.1	(0.1)

Accumulated other comprehensive income	$65.4	$45.4

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

     The following is a reconciliation of asset retirement obligations as of March 30, 2008:
(millions of dollars)

Asset retirement liability, December 31, 2007	$12.9
Accretion expense	0.2
Foreign currency translation	0.2

Asset retirement liability, March 30, 2008	$13.3

     Approximately $0.4 million is included in other current liabilities and $12.9 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 30, 2008.

Note 13.  Non-Operating Income and Deductions
(millions of dollars)	March 30, 2008	April 1, 2007

Interest income	$1.1	$0.5
Interest expense	(1.5)	(2.7)
Foreign exchange gains (losses)	(0.8)	(0.3)
Other deductions	(0.3)	(0.2)

Non-operating income (deductions), net	$(1.5)	$(2.7)

Note 14.  Segment and Related Information

     Segment information for the three months ended March 30, 2008 and April 1, 2007 was as follows:
	Net Sales

(millions of dollars)	Three Months Ended

	March 30, 2008	April 1, 2007

Specialty Minerals	$180.8	$176.0
Refractories	96.7	89.5

Total	$277.5	$265.5

	Income from Operations

(millions of dollars)	Three Months Ended

	March 30, 2008	April 1, 2007

Specialty Minerals	$18.4	$16.0
Refractories	8.8	6.7

Total	$27.2	$22.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill by reportable segment as of March 30, 2008 and December 31, 2007 was as follows:
(millions of dollars)	Goodwill

	March 30, 2008	December 31, 2007

Specialty Minerals	$15.4	$15.3
Refractories	55.9	56.7

Total	$71.3	$72.0

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income before provision for taxes on income, minority interests and discontinued operations:	Three Months Ended

(millions of dollars)	March 30, 2008	April 1, 2007

Income from operations for reportable segments	$27.2	$22.7
Unallocated corporate expenses	(0.1)	--

Consolidated income from operations	27.1	22.7
Non-operating income (deductions), net	(1.5)	(2.7)

Income before provision for taxes on income,
minority interests and discontinued operations	$25.6	$20.0

     The Company's sales by product category are as follows:
	Three Months Ended

(millions of dollars)	March 30, 2008	April 1, 2007

Paper PCC	$137.9	$133.6
Specialty PCC	15.3	15.0
Talc	9.2	9.4
Ground Calcium Carbonate	18.4	18.0
Refractory Products	79.1	71.5
Metallurgical Products	17.6	18.0

Net sales	$277.5	$265.5

Note 15.  Subsequent Event

     In April 2008, the Company sold two of its Synsil operations in Chester, South Carolina, and Woodville, Ohio, for approximately $7.5 million. This resulted in a pre-tax gain of approximately $6.6 million ($4.3 million after-tax) that will be recorded in discontinued operations in the second quarter of 2008.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 30, 2008 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 30, 2008 and April 1, 2007. These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 25, 2008

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended

	March 30, 2008	April 1, 2007

Net sales	100.0%	100.0%
Cost of goods sold	78.1	78.7

Production margin	21.9	21.3
Marketing and administrative expenses	9.4	10.1
Research and development expenses	2.2	2.6
Restructuring and other costs	0.5	--

Income from operations	9.8	8.6

Income from continuing operations	6.1	4.8

Income (loss) from discontinued operations	0.1	(0.7)

Net income	6.2%	4.1%

Executive Summary

     Consolidated sales for the first quarter of 2008 increased 5% over the prior year to $277.5 million from $265.5 million. Foreign exchange represented the total sales growth of approximately $12.0 million and increased selling prices offset volume declines in our major product lines. Operating income increased 20% to $27.1 million from $22.7 million in the prior year. Income from continuing operations increased 34% to $16.8 million from $12.6 million in the prior year. Net income increased 59% to $17.2 million from $10.8 million in the prior year. First quarter results were positively affected by the benefits derived from the restructuring program initiated in the third quarter of 2007, the favorable effects of foreign currency and an improved performance in the refractory operations in North America. This was partially offset by the continued decline in the residential construction and automotive markets affecting the Processed Minerals product line.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Development of the filler-fiber composite program, to increase the fill-rate for uncoated freesheet paper, which continues to undergo large-scale paper machine trials;
•	Further development of the Company's PCC products, filling and coating, for use in the satellite model;
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, an emerging market opportunity;
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but also improve performance;
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications;
•	Continuing our penetration in emerging markets through our manufacturing facility in China and our 2006 acquisition in Turkey, both within the Refractories segment; and
•	Further increasing market penetration in the Refractories segment through development of high-performance products and equipment systems.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

     We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale;
•	We are subject to cost fluctuations on raw materials, including shipping costs, particularly for magnesia and alumina imported from China;
•	Our Processed Minerals and Specialty PCC product lines are highly influenced by the domestic building and construction markets; and
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

Results of Operations

Sales
(millions of dollars)	First Quarter 2008	% of Total Sales	Growth	First Quarter 2007	% of Total Sales
Net Sales

U.S	$148.5	53.5%	3%	$144.8	54.5%
International	129.0	46.5%	7%	120.7	45.5%

Net sales	$277.5	100.0%	5%	$265.5	100.0%

Paper PCC	$137.9	49.7%	3%	$133.6	50.3%
Specialty PCC	15.3	5.5%	2%	15.0	5.7%

PCC Products	$153.2	55.2%	3%	$148.6	56.0%

Talc	$9.2	3.3%	(2)%	$9.4	3.5%
Ground Calcium Carbonate	18.4	6.6%	2%	18.0	6.8%

Processed Minerals Products	$27.6	9.9%	1%	$27.4	10.3%

Specialty Minerals Segment	$180.8	65.1%	3%	$176.0	66.3%

Refractory Products	$79.1	28.5%	11%	$71.5	26.9%
Metallurgical Products	17.6	6.4%	(2)%	18.0	6.8%

Refractories Segment	$96.7	34.9%	8%	$89.5	33.7%

Net sales	$277.5	100.0%	5%	$265.5	100.0%

     Worldwide net sales in the first quarter of 2008 increased 5% from the previous year to $277.5 million. Foreign exchange had a favorable impact on sales of approximately $12.0 million or 5 percentage points of growth and increased selling prices offset volume declines in our major product lines. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 3% to $180.8 million compared with $176.0 million for the same period in 2007. Sales in the Refractories segment grew 8% over the previous year to $96.7 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 3% in the first quarter to $153.2 million from $148.6 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 4 percentage points of growth. Paper PCC sales grew 3% to $137.9 million in the first quarter of 2008 from $133.6 million in the prior year. However, total paper PCC volumes declined 4 percentage points due to paper mill and paper machine shutdowns. Weakness in the North American market and Europe were more than offset by increased selling prices and foreign currency. Sales of Specialty PCC increased 2% to $15.3 million from $15.0 million in the prior year.

     Net sales of Processed Minerals products increased 1% in the first quarter to $27.6 million from $27.4 million in the first quarter of 2007. This increase was in the GCC product line despite the continued weakness in the residential and commercial construction markets.

     Net sales in the Refractories segment in the first quarter of 2008 increased 8% to $96.7 million from $89.5 million in the prior year. Improved demand in North America had a favorable effect on this segment. In addition, foreign exchange had a favorable impact on sales of $5.5 million or approximately 6 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 11 percent to $79.1 million from $71.5 million. Sales of metallurgical products within the Refractories segment decreased 2 percent to $17.6 million as compared with $18.0 million in the same period last year. This decrease was primarily attributable to lower volumes, primarily in Europe.

     Net sales in the United States increased 3% to $148.5 million in the first quarter of 2008. International sales in the first quarter of 2008 increased 7% to $129.0 million.

Operating Costs and Expenses (millions of dollars)	First Quarter 2008	First Quarter 2007	Growth

Cost of goods sold	$216.8	$209.0	4%
Marketing and administrative	$26.0	$26.9	(3)%
Research and development	$6.1	$6.9	(12)%
Restructuring and other costs	$1.4	$--	*

*  Percentage not meaningful

     Cost of goods sold was 78.1% of sales compared with 78.7% of sales in the prior year. In the Specialty Minerals segment, production margin increased 5% as compared with 3% sales growth. This segment has been affected by continued weakness in the Processed Minerals product line, higher energy costs, and paper machine and paper mill shutdowns since the first quarter of 2007. These items were more than offset by cost benefits derived from the restructuring program, the favorable impact of foreign exchange and the recovery of raw material costs through price increases. In the Refractories segment, production margin increased 12% as compared with the 8% sales growth. This segment has been negatively affected by higher raw material costs which were partially offset by increased selling prices. The increase in profitability was attributable to an improved performance in refractory products in North America, higher margins in the metallurgical product line and the benefits from the restructuring program.

     Marketing and administrative costs decreased 3% in the first quarter to $26.0 million and represented 9.4% of net sales as compared with 10.1% of sales in the prior year.

     Research and development expenses decreased 12% to $6.1 million and represented 2.2% of net sales as compared with 2.6% of net sales in the prior year.

     The reductions in total expenses were primarily due to the effect of the restructuring program.

     Restructuring and other costs during the first quarter relate to additional provisions for severance and other employee benefits and to additional costs associated with facilities that are no longer in operation.
Income from Operations (millions of dollars)	First Quarter 2008	First Quarter 2007	Growth

Income from operations	$27.1	$22.7	20%

     Income from operations in the first quarter of 2008 increased 20% to $27.1 million from $22.7 million in the prior year. Income from operations represented 9.8% of net sales in the first quarter of 2008 compared with 8.6% in the first quarter of 2007.

     Income from operations for the Specialty Minerals segment increased 15% to $18.4 million and was 10.2% of its net sales. Operating income for this segment was impacted by the aforementioned factors affecting production margin but were offset by lower expense levels than in the prior year. Operating income for the Refractories segment increased 32% to $8.8 million and was 9.2% of its net sales as compared with 7.5% of its net sales in 2007.

Non-Operating Deductions	First Quarter	First Quarter
(millions of dollars)	2008	2007	Growth

Non-operating income (deductions), net	$(1.5)	$(2.7)	(44)%

        In the first quarter of 2008, net non-operating deductions decreased 44% to $1.5 million. This decrease was primarily attributable to lower interest expense and higher interest income as a result of lower debt levels and an increase in cash and cash equivalents.
Provision for Taxes on Income	First Quarter	First Quarter
(millions of dollars)	2008	2007	Growth

Provision for taxes on income	$7.9	$6.6	20%

     The effective tax rate decreased to 31.0% in the first quarter of 2008 from 32.8% in the prior year due to a change in the mix of earnings.

Income from Continuing Operations	First Quarter	First Quarter
(millions of dollars)	2008	2007	Growth

Income from continuing operations	$16.8	$12.6	34%

     Income from continuing operations increased 34% to $16.8 million from $12.6 million in the prior year.
Income (Loss) from Discontinued Operations	First Quarter	First Quarter
(millions of dollars)	2008	2007	Growth

Income (loss) from discontinued operations	$0.4	$(1.8)	*

* Percentage not meaningful

     In the first quarter of 2008 the Company recognized income from discontinued operations of $0.4 million as compared with a loss in the prior year of $1.8 million. The loss in the prior year was primarily attributable to the results of operations of SYNSIL®.
Net Income	First Quarter	First Quarter
(millions of dollars)	2008	2007	Growth

Net income	$17.2	$10.8	59%

     Net income increased 59% in the first quarter of 2008 to $17.2 million. Diluted earnings per common share increased 61% to $0.90 per share in the first quarter of 2008 as compared with $0.56 per share in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2008 provided from operations were applied principally to fund working capital, capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $6.1 million in the first three months of 2008 as compared with $29.3 million for the same period last year. The decrease in cash provided from operations was due to payments related to restructuring costs and an increase in working capital when compared with the prior year. The working capital increase was primarily due to an increase in accounts receivable, raw materials inventories and the effects of foreign exchange. Our days of working capital increased to 75 days in the first quarter of 2008 from 68 days in the fourth quarter of 2007, but decreased 4 days from the prior year's first quarter.

     Our accounts receivable increased 15% from December 31, 2007 as compared with a 1% sequential increase in sales over the fourth quarter of 2007. However, sales increased at an accelerated rate during the latter part of the first quarter of 2008 as compared with the same period in the fourth quarter of 2007 due to the cyclical nature of some of our product lines. This, as well as foreign currency, contributed to the increase in accounts receivables. As a result, our days of sales outstanding increased 6 days from year-end levels and one day from the prior year's first quarter.

     Our inventory levels also increased from year-end levels as the Company accelerated purchases of higher priced raw materials imported from China. As a result, our days of inventory on hand were 49 days in the first quarter of 2008 as compared to 46 days in the fourth quarter of 2007.

     We expect to utilize our cash to support the aforementioned growth strategies.

     On October 25, 2005, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of March 30, 2008, 214,074 shares have been purchased under this program at an average price of approximately $61.14 per share.

     On April 23, 2008, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $194.0 million in uncommitted short-term bank credit lines, of which $22.5 million was in use at March 30, 2008. We anticipate that capital expenditures for 2008 should be approximately $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2008 - $12.3 million; 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; thereafter - $84.6 million.

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

     Although we believe we have been prudent in our plans and assumptions, we cannot guarantee that the outcomes suggested in any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and should refer to the discussion of certain risks, uncertainties and assumptions entitled "Cautionary Factors That May Affect Future Results" in Exhibit 99 to this report.

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

     In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of Statement No. 160 shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company's consolidated financial position and results of operations.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This statement requires an entity to provide enhanced disclosures about its derivative and hedging activities. This statement is effective for financial statements for fiscal years beginning after November 15, 2008, with early application encouraged.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.9 million of foreign currencies as of March 30, 2008. The contracts mature between April 2008 and July 2008. The fair value of these instruments at March 30, 2008 was an asset of $0.5 million.

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

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 309 pending silica cases and 26 pending asbestos cases. To date, 1,157 silica cases and 1 asbestos case have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.1 million. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of March 30, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2007 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 27	75,500	$64.64	1,307,372	$13,892

January 28 - February 5	226	$61.37	1,307,598	$--

February 5 - February 24	31,774	$61.39	31,774	$73,049,434

February 25 - March 30	182,300	$61.10	214,074	$61,911,010

Total	289,800	$62.05

     On October 25, 2005, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program has been completed.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of March 30, 2008, 214,074 shares have been purchased under this program at an average price of approximately $61.14 per share.

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

10.1	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008.
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

April 25, 2008