Form 10-Q
period 2008-06-29
MINERALS TECHNOLOGIES INC
filed 2008-07-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

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

(212) 878-1800
(Registrant’s telephone number, including area code)

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
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 21, 2008 18,907,040

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended

(in thousands, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$299,794	$271,432	$577,314	$536,915
Cost of goods sold	237,512	211,318	454,297	420,281

Production margin	62,282	60,114	123,017	116,634

Marketing and administrative expenses	26,590	26,570	52,630	53,469
Research and development expenses	6,014	6,600	12,134	13,528
Restructuring and other costs	899	--	2,331	--

Income from operations	28,779	26,944	55,922	49,637
Non-operating income (deductions), net	(724)	(1,749)	(2,238)	(4,428)

Income before provision for taxes
on income, minority interests and
discontinued operations	28,055	25,195	53,684	45,209
Provision for taxes on income	8,653	8,245	16,598	14,808
Minority interests	713	823	1,566	1,671

Income from continuing operations	18,689	16,127	35,520	28,730
Income (loss) from discontinued operations, net of tax	4,646	(1,753)	5,022	(3,535)

Net income	$23,335	$14,374	$40,542	$25,195

Earnings per share:

Basic:
Income from continuing operations	$0.99	$0.84	$1.87	$1.50
Income (loss) from discontinued operations	0.24	(0.09)	0.26	(0.18)

Basic earnings per share	$1.23	$0.75	$2.13	$1.32

Diluted:
Income from continuing operations	$0.98	$0.83	$1.86	$1.48
Income (loss) from discontinued operations	0.24	(0.09)	0.26	(0.18)

Diluted earnings per share	$1.22	$0.74	$2.12	$1.30

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:

Basic	18,937	19,202	19,006	19,133
Diluted	19,065	19,457	19,114	19,358

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(thousands of dollars)	June 29, 2008*	December 31, 2007**

Current assets:
Cash and cash equivalents	$138,979	$128,985
Short-term investments, at cost which approximates market	13,210	9,697
Accounts receivable, net	211,906	180,868
Inventories	128,654	103,373
Prepaid expenses and other current assets	27,289	22,773
Assets held for disposal	22,099	27,614

Total current assets	542,137	473,310

Property, plant and equipment, less accumulated depreciation and depletion - June 29, 2008 - 907,639; December 31, 2007 - $862,457	479,182	489,386
Goodwill	71,816	71,964
Prepaid pension costs	54,625	53,667
Other assets and deferred charges	35,481	40,566

Total assets	$1,183,241	$1,128,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$19,368	$9,518
Current maturities of long-term debt	397	7,210
Accounts payable	78,016	66,084
Restructuring liabilities	4,695	14,479
Other current liabilities	59,091	65,057
Liabilities of assets held for disposal	3,312	4,801

Total current liabilities	164,879	167,149

Long-term debt	101,221	111,006
Other non-current liabilities	113,872	99,565

Total liabilities	379,972	377,720

Shareholders' equity:
Common stock	2,881	2,854
Additional paid-in capital	309,733	294,367
Retained earnings	840,733	802,096
Accumulated other comprehensive gain	67,445	45,365
Less common stock held in treasury	(417,523)	(393,509)

Total shareholders' equity	803,269	751,173

Total liabilities and shareholders' equity	$1,183,241	$1,128,893

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended

(thousands of dollars)	June 29, 2008	July 1, 2007

Operating Activities:

Net income	$40,542	$25,195
Income (loss) from discontinued operations	5,023	(3,535)

Income from continuing operations	35,519	28,730

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	40,837	43,192
Payments relating to restructuring activities	(11,800)	--
Tax benefits related to stock incentive programs	1,643	1,830
Other non-cash items	5,594	4,278
Net changes in operating assets and liabilities	(35,676)	(1,894)

Net cash provided by continuing operations	36,117	76,136
Net cash provided by (used in) discontinued operations	2,003	(3,841)

Net cash provided by operating activities	38,120	72,295

Investing Activities:

Purchases of property, plant and equipment	(19,906)	(23,942)
Proceeds from sale of short-term investments	520	8,527
Purchases of short-term investments	(4,076)	(9,840)

Net cash used in investing activities - continuing operations	(23,462)	(25,255)
Net cash provided by (used in) investing activities -
discontinued operations	7,440	(2,832)

Net cash used in investing activities	(16,022)	(28,087)

Financing Activities:

Proceeds from issuance of long-term debt	--	7,741
Repayment of long-term debt	(16,845)	(2,509)
Net proceeds (repayment) of short-term debt	9,988	(35,450)
Purchase of common shares for treasury	(23,717)	(7,291)
Proceeds from issuance of stock under option plan	10,921	11,922
Excess tax benefits related to stock incentive programs	610	560
Cash dividends paid	(1,904)	(1,914)

Net cash used in financing activities	(20,947)	(26,941)

Effect of exchange rate changes on cash and
cash equivalents	8,843	868

Net increase in cash and cash equivalents	9,994	18,135
Cash and cash equivalents at beginning of period	128,985	67,929

Cash and cash equivalents at end of period	$138,979	$86,064

Supplemental disclosure of cash flow information:
Interest paid	$2,755	$4,992

Income taxes paid	$11,378	$9,283

Non-cash financing activities:
Treasury stock purchases settled after period-end	$297	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Six Months Ended

Basic EPS (in millions, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Income from continuing operations	$18.7	$16.1	$35.5	$28.7
Income (loss) from discontinued operations	4.6	(1.7)	5.0	(3.5)

Net income	$23.3	$14.4	$40.5	$25.2

Weighted average shares outstanding	18,937	19,202	19,006	19,133

Basic earnings per share from continuing operations	$0.99	$0.84	$1.87	$1.50
Basic earnings (loss) per share from discontinued operations	0.24	(0.09)	0.26	(0.18)

Basic earnings per share	$1.23	$0.75	$2.13	$1.32

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Six Months Ended

Diluted EPS (in millions, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Income from continuing operations	$18.7	$16.1	$35.5	$28.7
Income (loss) from discontinued operations	4.6	(1.7)	5.0	(3.5)

Net income	$23.3	$14.4	$40.5	$25.2

Weighted average shares outstanding	18,937	19,202	19,006	19,133
Dilutive effect of stock options and stock units	128	255	108	225

Weighted average shares outstanding, adjusted	19,065	19,457	19,114	19,358

Diluted earnings per share from continuing operations	$0.98	$0.83	$1.86	$1.48
Diluted earnings (loss) per share from discontinued operations	0.24	(0.09)	0.26	(0.18)

Diluted earnings per share	$1.22	$0.74	$2.12	$1.30

     The weighted average diluted common shares outstanding for the six months ended June 29, 2008 and July 1, 2007 excludes the dilutive effect of 240,300 options and 203,567 options, respectively, as such options had an exercise price in excess of the average market value of the Company’s common stock during such period.

Note 4.   Discontinued Operations

     During the third quarter of 2007, the Company conducted an in-depth strategic review of its operations. This review resulted in a realignment of its operations, which included the exiting of certain businesses.

     Accordingly, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company’s Specialty Minerals segment. The assets of these operations are held for disposal. During the second quarter of 2008, the Company sold two of its idle Synsil operations in Chester, South Carolina and Woodville, Ohio for approximately $7.5 million. This resulted in a pre-tax gain of approximately $6.5 million ($4.3 million after-tax). The Company expects the sale of the remaining assets to be completed during 2008. The Company does not anticipate the ongoing operating cash flows of these operations to be significant.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.
	Three Months Ended		Six Months Ended

Thousands of Dollars	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	$6.4	$8.0	$12.7	$16.1

Production margin	0.7	(1.5)	1.5	(3.1)

Expenses	0.2	1.2	0.5	2.4
Restructuring and other costs (reversals)	(0.2)	--	(0.3)	--
Gain on sale of assets	6.5	--	6.5	--

Income (loss) from operations	$7.2	$(2.7)	$7.8	$(5.5)

Other income	$--	$--	$--	$0.1

Provision (benefit) for taxes on income	$2.6	$(0.9)	$2.8	$(1.9)

Income (loss) from discontinued operations, net of tax	$4.6	$(1.8)	$5.0	$(3.5)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The major classes of assets and liabilities held for disposal in the consolidated balance sheets are as follows:
Millions of Dollars	June 29, 2008	Dec. 31, 2007

Assets:
Accounts receivable	$2.6	$4.3
Inventories	7.8	10.2
Property, plant and equipment, net	10.1	11.5
Goodwill	1.6	1.6
Other assets	--	--

Assets held for disposal	$22.1	$27.6

Liabilities:
Accounts payable	$2.2	$2.9
Accrued liabilities	1.1	1.9

Liabilities of assets held for disposal	$3.3	$4.8

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

     As of June 29, 2008, the Company had approximately $10.9 million of total unrecognized income tax benefits. Included in this amount were a total of $6.5 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued approximately $0.2 million and $0.5 million during the second quarter and first half of 2008, respectively, and has an accrued balance of $3.4 million of interest and penalties accrued as of June 29, 2008.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.   Inventories

     The following is a summary of inventories by major category:
(millions of dollars)	June 29, 2008	December 31, 2007

Raw materials	$60.0	$42.0
Work-in-process	9.5	8.1
Finished goods	37.0	31.2
Packaging and supplies	22.2	22.1

Total inventories	$128.7	$103.4

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $71.8 million, and $72.0 million as of June 29, 2008 and December 31, 2007, respectively. The net change in goodwill since January 1, 2008 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of June 29, 2008 and December 31, 2007 were as follows:
	June 29, 2008		December 31, 2007

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.8	$3.1	$7.9	$2.7
Customer lists	10.8	1.7	11.1	1.4
Other	0.4	0.1	0.4	0.1

	$19.0	$4.9	$19.4	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2012.

     Included in other assets and deferred charges is an intangible asset of approximately $4.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.8 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the second quarter of 2008. Estimated amortization as a reduction of sales is as follows: remainder of 2008 - $0.9 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $16.0 million for restructuring and other costs during the second half of 2007. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. Additional restructuring costs of $0.9 million and $2.3 million were recorded in the second quarter and first six

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months of 2008, respectively. The restructuring will result in a total workforce reduction of approximately 249 employees, of which 185 reductions have been implemented as of June 29, 2008.

     A reconciliation of the restructuring liability, as of June 29, 2008, is as follows:
(millions of dollars)	Balance as of December 31, 2007	Additional Provisions	Cash Expenditures	Other	Balance as of June 29, 2008

Severance and other employee benefits	$12.6	$1.8	$(11.2)	$(0.3)	$2.9
Contract termination costs	1.8	--	--	--	1.8
Other exit costs	0.1	0.5	(0.6)	--	--

	$14.5	$2.3	$(11.8)	$(0.3)	$4.7

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	June 29, 2008	Dec. 31, 2007

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4.0	4.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	--	5.0
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	--	4.8
Installment obligations	1.4	7.9
Other borrowings	0.4	0.7

Total	101.6	118.2
Less: Current maturities	0.4	7.2

Long-term debt	$101.2	$111.0

     As of June 29, 2008, the Company had $193.8 million of uncommitted short-term bank credit lines, of which approximately $19.4 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$2.0	$2.2	$4.2	$4.6
Interest cost	2.9	2.8	6.2	6.0
Expected return on plan assets	(4.7)	(4.5)	(9.9)	(9.5)
Amortization:
Prior service cost	0.4	0.7	0.7	1.1
Recognized net actuarial loss	0.5	0.8	1.1	1.7

Net periodic benefit cost	$1.1	$2.0	$2.3	$3.9

(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Service cost	$0.6	$0.7	$1.2	$1.4
Interest cost	0.6	0.6	1.2	1.2
Expected return on plan assets	--	--	--	--
Amortization:
Prior service cost	0.1	0.1	0.3	0.3
Recognized net actuarial loss	0.1	0.3	0.1	0.5

Net periodic benefit cost	$1.4	$1.7	$2.8	$3.4

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $10 million to its pension plan and $2 million to its other post retirement benefit plans in 2008. As of June 29, 2008, $1.2 million has been contributed to the pension fund and approximately $0.9 million has been contributed to the post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended

(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income	$23.3	$14.4	$40.5	$25.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1.6	7.8	20.8	15.0
Pension and postretirement plan adjustments	0.6	1.0	1.2	2.1
Cash flow hedges:
Net derivative gains (losses) arising during the period	(0.1)	--	0.1	(0.1)
Reclassification adjustment	--	--	--	0.1

Comprehensive income	$25.4	$23.2	$62.6	$42.3

     The components of accumulated other comprehensive gain, net of related tax, are as follows:
(millions of dollars)	June 29, 2008	December 31, 2007

Foreign currency translation adjustments	$102.5	$81.7
Unrecognized pension costs	(35.1)	(36.2)
Net loss on cash flow hedges	--	(0.1)

Accumulated other comprehensive gain	$67.4	$45.4

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

     The following is a reconciliation of asset retirement obligations as of June 29, 2008:
(millions of dollars)

Asset retirement liability, December 31, 2007	$12.9
Accretion expense	0.4
Foreign currency translation	0.2

Asset retirement liability, June 29, 2008	$13.5

     Approximately $0.4 million is included in other current liabilities and $13.1 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 29, 2008.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Non-Operating Income and Deductions
	Three Months Ended		Six Months Ended

(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Interest income	$1.0	$0.6	$2.1	$1.1
Interest expense	(1.1)	(2.6)	(2.6)	(5.1)
Foreign exchange gains (losses)	(0.3)	0.2	(1.1)	(0.1)
Other deductions	(0.3)	0.1	(0.6)	(0.2)

Non-operating income (deductions), net	$(0.7)	$(1.7)	$(2.2)	$(4.3)

Note 14.  Segment and Related Information

     Segment information for the three and six-month periods ended June 29, 2008 and July 1, 2007 were as follows:
	Net Sales

	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Specialty Minerals	$189.1	$180.8	$369.9	$356.8
Refractories	110.7	90.6	207.4	180.1

Total	$299.8	$271.4	$577.3	$536.9

	Income from Operations

	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Specialty Minerals	$20.1	$18.4	$38.5	$34.4
Refractories	8.9	8.5	17.8	15.2

Total	$29.0	$26.9	$56.3	$49.6

     The carrying amount of goodwill by reportable segment as of June 29, 2008 and December 31, 2007 was as follows:
	Goodwill

	Three Months Ended

	June 29, 2008	December 31, 2007

Specialty Minerals	$15.3	$15.3
Refractories	56.5	56.7

Total	$71.8	$72.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income before provision for taxes on income, minority interests and discontinued operations:
	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Income from operations for reportable segments	$29.0	$26.9	$56.3	$49.6
Unallocated corporate expenses	(0.2)	--	(0.4)	--

Consolidated income from operations	28.8	26.9	55.9	49.6
Non-operating income (deductions) from operations	(0.7)	(1.7)	(2.2)	(4.4)

Income before provision for taxes on income,
minority interests and discontinued operations	$28.1	$25.2	$53.7	$45.2

     The Company’s sales by product category are as follows:
	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Paper PCC	$142.2	$133.9	$280.0	$267.6
Specialty PCC	15.8	15.6	31.1	30.5
Talc	9.5	9.7	18.7	19.1
Ground Calcium Carbonate	21.6	21.6	40.1	39.6
Refractory Products	89.8	73.1	168.9	144.7
Metallurgical Products	20.9	17.5	38.5	35.4

Net sales	$299.8	$271.4	$577.3	$536.9

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 29, 2008 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 29, 2008 and July 1, 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 29, 2008 and July 1, 2007. These condensed consolidated financial statements are the responsibility of the company’s management.

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

/s/ KPMG LLP

New York, New York
July 29, 2008

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.2	77.9	78.7	78.3

Production margin	20.8	22.1	21.3	21.7
Marketing and administrative expenses	8.9	9.8	9.1	10.0
Research and development expenses	2.0	2.4	2.1	2.5
Restructuring and other costs	0.3	--	0.4	--

Income from operations	9.6	9.9	9.7	9.2

Income from continuing operations	6.2	5.9	6.1	5.4

Income (loss) from discontinued operations	1.6	(0.6)	0.9	(0.7)

Net income	7.8%	5.3%	7.0%	4.7%

Executive Summary

     Consolidated sales for the second quarter of 2008 increased 10% over the prior year to $299.8 million from $271.4 million. Foreign exchange had a favorable impact on sales growth of approximately $14.1 million or 5 percentage points of growth. Operating income increased 7% to $28.8 million from $26.9 million in the prior year. Income from continuing operations increased 16% to $18.7 million from $16.1 million in the prior year. Net income increased 62% to $23.3 million from $14.4 million. Included in discontinued operations is a gain of $4.6 million primarily related to the sale of two of our idle Synsil facilities.

Second quarter results were positively affected by the effects of foreign exchange, benefits derived from the restructuring program announced in the third quarter of 2007, increased selling prices in all product lines, particularly in our Refractories segment, expense and manufacturing cost savings and volume growth in the Metallurgical product line. This was partially offset by the continued decline in the residential construction and automotive markets affecting the Processed Minerals product line and significant raw material and energy cost increases in both segments.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Development of the filler-fiber composite program, to increase the fill-rate for uncoated freesheet paper, which continues to undergo large-scale paper machine trials.
•	Further development of the Company’s PCC coating products for use in the satellite model.
•	Leverage the Company’s expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, an emerging market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets through our manufacturing facility in China and our 2006 acquisition in Turkey, both within the Refractories segment.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

We face some significant risks and challenges in the future:
•	Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may continue to experience consolidations and shutdowns;
•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.;
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us;
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale;
•	We are subject to rapid escalations on raw materials and energy costs in all product lines, including shipping costs, particularly for materials sourced from China;
•	We are subject to potential shortages in supply of magnesium oxide sourced from China due to limited availability of export licenses;
•	Our Processed Minerals and Specialty PCC product lines are highly influenced by the ongoing weakness in the domestic building, construction and automotive markets; and
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

Results of Operations

Sales
(millions of dollars)	Second Quarter 2008	% of Total Sales	Growth	Second Quarter 2007	% of Total Sales
Net Sales

U.S	$158.3	52.8%	6%	$148.7	54.8%
International	141.5	47.2%	15%	122.7	45.2%

Net sales	$299.8	100.0%	10%	$271.4	100.0%

Paper PCC	$142.2	47.4%	6%	$133.9	49.3%
Specialty PCC	15.8	5.3%	1%	15.6	5.8%

PCC Products	$158.0	52.7%	6%	$149.5	55.1%

Talc	$9.5	3.2%	(2)%	$9.7	3.5%
Ground Calcium Carbonate	21.6	7.2%	--%	21.6	8.0%

Processed Minerals Products	$31.1	10.4%	(1)%	$31.3	11.5%

Specialty Minerals Segment	$189.1	63.1%	5%	$180.8	66.6%

Refractory Products	$89.8	29.9%	23%	$73.1	26.9%
Metallurgical Products	20.9	7.0%	19%	17.5	6.5%

Refractories Segment	$110.7	36.9%	22%	$90.6	33.4%

Net sales	$299.8	100.0%	10%	$271.4	100.0%

     Worldwide net sales in the second quarter of 2008 increased 10% from the previous year to $299.8 million. Foreign exchange had a favorable impact on sales of approximately $14.1 million or 5 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 5% to $189.1 million compared with $180.8 million for the same period in 2007. Sales in the Refractories segment grew 22% over the previous year to $110.7 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 6% in the second quarter to $158.0 million from $149.5 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 5 percentage points of growth. Paper PCC sales grew 6% to $142.2 million in the second quarter of 2008 from $133.9 million in the prior year. However, total Paper PCC volumes declined slightly. Weakness in the North American and European markets was partially offset by volume growth, particularly in Asia, and the impact of foreign currency. Sales of Specialty PCC increased 1% to $15.8 million from $15.6 million in the prior year.

     Net sales of Processed Minerals products decreased 1% in the second quarter to $31.1 million from $31.3 million in the second quarter of 2007. This decrease was attributable primarily to the continued weakness in the residential and commercial construction markets, as well as the automotive market.

     Net sales in the Refractories segment in the second quarter of 2008 increased 22% to $110.7 million from $90.6 million in the prior year. This segment was positively affected by increased selling prices to mitigate significant raw material increases, a more favorable product mix in the Refractory product line, and volume growth in the metallurgical product line. In addition, foreign exchange had a favorable impact on sales of $6.0 million or approximately 7 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 23 percent to $89.8 million from $73.1 million. Sales of metallurgical products within the Refractories segment increased 19 percent to $20.9 million as compared with $17.5 million in the same period last year. This increase was primarily attributable to higher volumes and favorable mix, particularly in North America.

     Net sales in the United States increased 6% to $158.3 million in the second quarter of 2008. International sales in the second quarter of 2008 increased 15% to $141.5 million, primarily due to foreign exchange.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2008	Second Quarter 2007	Growth

Cost of goods sold	$237.5	$211.3	12%
Marketing and administrative	$26.6	$26.6	--%
Research and development	$6.0	$6.6	(9)%
Restructuring and other costs	$0.9	$--	* %

   * Percentage not meaningful

     Cost of goods sold was 79.2% of sales compared with 77.9% of sales in the prior year. In the Specialty Minerals segment, production margin increased 1% as compared with 5% sales growth. This segment has been affected by weakness in the Processed Minerals product line and paper machine and paper mill shutdowns, partially offset by the recovery of raw material costs, the benefits of the restructuring program, foreign exchange and manufacturing cost savings initiatives. In the Refractories segment, production margin increased 7% as compared with the 22% sales growth. This segment has been affected by increased raw material costs, partially offset by price increases, the benefits of the restructuring program, and the impact of foreign exchange.

     Marketing and administrative costs remained flat in the second quarter at $26.6 million and represented 8.9% of net sales as compared with 9.8% of net sales in the prior year. This decline was due to the benefits of the restructuring program and other cost savings initiatives.

     Research and development expenses decreased 9% to $6.0 million and represented 2.0% of net sales as compared with 2.4% of net sales in the prior year.

     Restructuring and other costs during the second quarter relate to additional provisions for severance and other employee benefits.

Income from Operations (millions of dollars)	Second Quarter 2008	Second Quarter 2007	Growth

Income from operations	$28.8	$26.9	7%

     Income from operations in the second quarter of 2008 increased 7% to $28.8 million from $26.9 million in the prior year. Income from operations represented 9.6% of net sales in the second quarter of 2008 compared with 9.9% in the second quarter of 2007.

     Income from operations for the Specialty Minerals segment increased 9% to $20.1 million and was 10.6% of its net sales. Operating income for this segment was impacted by the aforementioned factors affecting production margin but were offset by lower expense levels than in the prior year. Operating income for the Refractories segment increased 5% and was 8.1% of its net sales as compared with 9.4% of its net sales in 2007.

Non-Operating Deductions	Second Quarter	Second Quarter
(millions of dollars)	2008	2007	Growth

Non-operating deductions, net	$(0.7)	$(1.7)	(59)%

     In the second quarter of 2008, net non-operating deductions decreased 58% to $0.7 million. This decrease was primarily attributable to lower interest expense due to lower interest rates and reduced debt levels. In addition, higher interest income was generated in connection with increased cash on hand.
Provision for Taxes on Income	Second Quarter	Second Quarter
(millions of dollars)	2008	2007	Growth

Provision for taxes on income	$8.7	$8.2	6%

     The effective tax rate decreased to 30.8% in the second quarter of 2008 from 32.7% in the prior year, primarily due to a change in the geographic mix of earnings.

Income from Continuing Operations	Second Quarter	Second Quarter
(millions of dollars)	2008	2007	Growth

Income from continuing operations	$18.7	$16.1	16%

     Income from continuing operations increased 16% to $18.7 million from $16.1 million in the prior year.
Income (Loss) from Discontinued Operations	Second Quarter	Second Quarter
(millions of dollars)	2008	2007	Growth

Income (loss) from discontinued operations	$4.6	$(1.8)	*	%

   * Percentage not meaningful

     In the second quarter of 2008 the Company recognized income from discontinued operations of $4.6 million as compared with a loss in the prior year of $1.8 million. Included in income from discontinued operations for 2008 is a gain of approximately $4.3 million, net of tax, for the sale of our idle Woodville and Chester facilities. The loss in the prior year was primarily attributable to the results of operations of SYNSIL®.

Net Income	Second Quarter	Second Quarter
(millions of dollars)	2008	2007	Growth

Net income	$23.3	$14.4	62%

     Net income increased 62% in the second quarter of 2008 to $23.3 million. Diluted earnings per common share increased 65% to $1.22 per share in the second quarter of 2008 as compared with $0.74 per share in the prior year.

Six months ended June 29, 2008 as compared with six months ended July 1, 2007
(millions of dollars)	First Half 2008	% of Total Sales	Growth	First Half 2007	% of Total Sales
Net Sales

U.S	$306.8	53.1%	5%	$293.5	54.7%
International	270.5	46.9%	11%	243.4	45.3%

Net sales	$577.3	100.0%	8%	$536.9	100.0%

Paper PCC	$280.0	48.5%	5%	$267.6	49.8%
Specialty PCC	31.1	5.4%	2%	30.5	5.7%

PCC Products	$311.1	53.9%	4%	$298.1	55.5%

Talc	$18.7	3.2%	(2)%	$19.1	3.5%
Ground Calcium Carbonate	40.1	7.0%	1%	39.6	7.4%

Processed Minerals Products	$58.8	10.2%	--%	$58.7	10.9%

Specialty Minerals Segment	$369.9	64.1%	4%	$356.8	66.4%

Refractory Products	$168.9	29.2%	17%	$144.7	27.0%
Metallurgical Products	38.5	6.7%	9%	35.4	6.6%

Refractories Segment	$207.4	35.9%	15%	$180.1	33.6%

Net sales	$577.3.	100.0%	8%	$536.9	100.0%

     Worldwide net sales in the first half of 2008 increased 8% from the previous year to $577.3 million. Foreign exchange had a favorable impact on sales of approximately $26.1 million or 5 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $369.9 million compared with $356.8 million for the same period in 2007. Sales in the Refractories segment grew 15% over the previous year to $207.4 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 4% in the first half to $311.1 million from $298.1 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 5 percentage points of growth. Paper PCC sales grew 5% to $280.0 million in the first half of 2008 from $267.6 million in the prior year. However, total paper PCC volumes declined 2 percent. Weakness in the North American and European markets were partially offset by volume growth in Asia. Sales of Specialty PCC increased 2% to $31.1 million from $30.5 million in the prior year.

     Net sales of Processed Minerals products remained flat over prior year in the first half of 2008 at $58.8 million. This product line continues to be affected by weakness in the residential and commercial construction markets, as well as the automotive market.

     Net sales in the Refractories segment in the first half of 2008 increased 15% to $207.4 million from $180.1 million in the prior year. This segment was positively impacted by price increases to recover significant raw material increases, favorable product mix in the refractory product line, and volume growth in the metallurgical product line.

In addition, foreign exchange had a favorable impact on sales of $11.5 million or approximately 6 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 17 percent to $168.9 million from $144.7 million. Sales of metallurgical products within the Refractories segment increased 9 percent to $38.5 million as compared with $35.4 million in the same period last year. This increase was primarily attributable to higher volumes and favorable product mix in North America.

     Net sales in the United States increased 5% to $306.8 million in the first half of 2008. International sales in the first half of 2008 increased 11% to $270.5 million, primarily due to foreign exchange.

Operating Costs and Expenses (millions of dollars)	First Half 2008	First Half 2007	Growth

Cost of goods sold	$454.3	$420.3	8%
Marketing and administrative	$52.6	$53.5	(2)%
Research and development	$12.1	$13.5	(10)%
Restructuring and other costs	$2.3	$--	* %

   * Percentage not meaningful

     Cost of goods sold was 78.7% of sales compared with 78.3% of sales in the prior year. In the Specialty Minerals segment, production margin increased 3% as compared with 4% sales growth. This segment has been affected by weakness in the Processed Minerals product line and paper machine and paper mill shutdowns, partially offset by the recovery of raw material costs, the benefits of the restructuring program, foreign exchange and manufacturing cost savings initiatives. In the Refractories segment, production margin increased 9% as compared with the 15% sales growth. This segment has been affected by increased raw material costs, partially offset by the benefits of the restructuring program, price increases and the impact of foreign exchange.

     Marketing and administrative costs decreased 2% in the first half to $52.6 million and represented 9.1% of net sales as compared with 10.0% of net sales in the prior year. This reduction was due to the benefits of the restructuring program and other cost savings initiatives.

     Research and development expenses decreased 10% to $12.1 million and represented 2.1% of net sales as compared with 2.5% of net sales in the prior year.

     Restructuring and other costs during the first half relate to additional provisions for severance and other employee benefits and to exit costs associated with facilities that are not operating.
Income from Operations (millions of dollars)	First Half 2008	First Half 2007	Growth

Income from operations	$55.9	$49.6	13%

     Income from operations in the first half of 2008 increased 13% to $55.9 million from $49.6 million in the prior year. Income from operations represented 9.7% of net sales in the first half of 2008 compared with 9.2% in the first half of 2007.

     Income from operations for the Specialty Minerals segment increased 12% to $38.5 million and was 10.4% of its net sales. Operating income for this segment was impacted by the aforementioned factors affecting production margin but were offset by lower expense levels than in the prior year. Operating income for the Refractories segment increased 17% and was 8.6% of its net sales as compared with 8.5% of its net sales in 2007.

Non-Operating Deductions	First Half	First Half
(millions of dollars)	2008	2007	Growth

Non-operating income (deductions), net	$(2.2)	$(4.4)	(49)%

     In the first half of 2008, net non-operating deductions decreased 49% to $(2.2) million. This decrease was primarily attributable to lower interest expense relating to lower interest rates and reduced debt levels. In addition, higher interest income was generated on increased cash balances.

Provision for Taxes on Income	First Half	First Half
(millions of dollars)	2008	2007	Growth

Provision for taxes on income	$16.6	$14.8	12%

     The effective tax rate decreased to 30.9% in the first half of 2008 from 32.8% in the prior year due to a change in the geographic mix of earnings.

Income from Continuing Operations	First Half	First Half
(millions of dollars)	2008	2007	Growth

Income from continuing operations	$35.5	$28.7	24%

     Income from continuing operations increased 24% to $35.5 million from $28.7 million in the prior year.
Income (Loss) from Discontinued Operations	First Half	First Half
(millions of dollars)	2008	2007	Growth

Income (loss) from discontinued operations	$5.0	$(3.5)	*	%

   * Percentage not meaningful

     In the first half of 2008 the Company recognized income from discontinued operations of $5.0 million as compared with a loss in the prior year of $(3.5) million. Included in income from discontinued operations for 2008 is a gain of approximately $4.3 million, net of tax, for the sale of our idle Woodville and Chester facilities. The loss in the prior year was primarily attributable to the results of operations of SYNSIL®.
Net Income	First Half	First Half
(millions of dollars)	2008	2007	Growth

Net income	$40.5	$25.2	61%

     Net income increased 61% in the first half of 2008 to $40.5 million. Diluted earnings per common share increased 63% to $2.12 per share in the first half of 2008 as compared with $1.30 per share in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2008 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $38.1 million in the first six months of 2008 as compared with $72.3 million for the same period last year. The decrease in cash provided from operations was due to payments related to restructuring activities and an increase in working capital when compared with the prior year. Working capital is defined as trade accounts receivable, trade accounts payable and inventories. The working capital increase was primarily due to an increase in accounts receivable, raw materials inventories and the effects of foreign exchange. Our days of working capital increased by 5 days in the second quarter of 2008 from the fourth quarter of 2007, but decreased 8 days from the prior year’s second quarter.

Our accounts receivable increased 16% from December 31, 2007 as compared with a 9% increase in sales over the fourth quarter of 2007. However, sales increased at an accelerated rate during the latter part of the second quarter of 2008 as compared with the same period in the fourth quarter of 2007 due to the cyclical nature of some of our product lines. This, as well as foreign currency, contributed to the increase in accounts receivable.  As a result, our days of sales outstanding increased 3 days from the year-end levels and decreased 2 days from the prior year’s second quarter.

     Our inventory levels also increased from year-end levels as the Company accelerated purchases of higher priced raw materials imported from China due to the build up of magnesium oxide in anticipation of production curtailment related to the Beijing Olympics in China. As a result, our days of inventory on hand were 4 days higher in the second quarter of 2008 as compared to the fourth quarter of 2007.

     On October 25, 2005, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of June 29, 2008, 305,174 shares have been purchased under this program at an average price of approximately $62.65 per share.

     On July 24, 2008, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $193.8 million in uncommitted short-term bank credit lines, of which $19.4 million were in use at June 29, 2008. We anticipate that capital expenditures for 2008 should approximate $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2008 - $0.4 million; 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; thereafter - $84.6 million.

Prospective Information and Factors That May Affect Future Results

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand companies’ future prospects and make informed investment decisions. This report may contain forward-looking statements that set out anticipated results based on management’s plans and assumptions. Words such as "believes," "expects," "plans," "anticipates," "estimates" and words and terms of similar substance, used in connection with any discussion of future operating or financial performance identify these forward-looking statements.

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

Recently Issued Accounting Standards

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("Statement No. 141(R)"). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

     In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, " Disclosures About Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133." This statement amends the disclosure requirements under SFAS 133 and requires companies with derivative instruments to provide enhanced disclosures that would enable financial statement users to understand how derivative instruments affect a company’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 60% of our bank debt bear interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $5.5 million of foreign currencies as of June 29, 2008. The contracts mature between July 2008 and January of 2009. The fair value of these instruments at June 29, 2008 was an asset of $0.2 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of June 29, 2008, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company’s internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As previously reported, certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 307 pending silica cases and 26 pending asbestos cases. To date, 1,158 silica cases and 1 asbestos case have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

•

Building Decontamination. We have completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency’s ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

•	Groundwater. We have completed investigations of potential groundwater contamination and are preparing a report on the investigations finding that there is no PCB contamination, but some oil contamination of the groundwater. We expect the regulators to require confirmatory long term groundwater monitoring at the site.

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

     We estimate that the cost of the likely remediation above would approximate $400,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility’s wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of June 29, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2007 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

March 31 - April 27	46,500	$63.83	260,574	$58,942,946

April 28 - May 25	27,200	$68.87	287,774	$57,069,643

May 26 - June 29	17,400	$68.35	305,174	$55,880,314

Total	91,100	$66.20

     On October 25, 2005, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of June 29, 2008, 305,174 shares have been purchased under this program at an average price of approximately $62.65 per share.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 28, 2008, the following two items were submitted to a vote of the stockholders of the Company:
1.	Votes regarding the election of three directors were as follows:

Term Expiring in 2011	Votes For	Votes Withheld
Paula H.J. Cholmondeley	16,019,274	981,450
Duane R. Dunham	16,558,802	441,922
Steven J. Golub	16,265,187	735,537

2.	Votes regarding ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the 2008 fiscal year were as follows:

16,745,386	votes for approval
251,319	votes against
26,397	abstentions

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

July 29, 2008