Form 10-Q
period 2008-09-28
MINERALS TECHNOLOGIES INC
filed 2008-10-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

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
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 20, 2008 18,741,379

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended

(in thousands, except per share data)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales	$294,917	$266,548	$872,231	$803,463
Cost of goods sold	235,482	210,203	689,779	630,484

Production margin	59,435	56,345	182,452	172,979

Marketing and administrative expenses	26,009	25,630	78,639	79,099
Research and development expenses	5,433	6,689	17,567	20,217
Impairment of assets	--	94,070	--	94,070
Restructuring and other costs	5,013	12,150	7,344	12,150

Income (loss) from operations	22,980	(82,194)	78,902	(32,557)
Non-operating income (deductions), net	285	(1,309)	(1,953)	(5,737)

Income (loss) before provision for taxes
on income, minority interests and
discontinued operations	23,265	(83,503)	76,949	(38,294)
Provision (benefit) for taxes on income	6,329	(12,250)	22,927	2,558
Minority interests	879	490	2,445	2,161

Income (loss) from continuing operations	16,057	(71,743)	51,577	(43,013)
Income (loss) from discontinued operations, net of tax	2,951	(33,728)	7,973	(37,263)

Net income (loss)	$19,008	$(105,471)	$59,550	$(80,276)

Earnings per share:

Basic:
Income (loss) from continuing operations	$0.85	$(3.72)	$2.72	$(2.24)
Income (loss) from discontinued operations	0.16	(1.75)	0.42	(1.95)

Basic earnings (loss) per share	$1.01	$(5.47)	$3.14	$(4.19)

Diluted:
Income (loss) from continuing operations	$0.85	$(3.72)	$2.71	$(2.24)
Income (loss) from discontinued operations	0.15	(1.75)	0.41	(1.95)

Diluted earnings (loss) per share	$1.00	$(5.47)	$3.12	$(4.19)

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:

Basic	18,859	19,273	18,957	19,172
Diluted	18,962	19,273	19,064	19,172

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	Sept. 28, 2008*	December 31, 2007**

Current assets:
Cash and cash equivalents	$151,115	$128,985
Short-term investments, at cost which approximates market	14,758	9,697
Accounts receivable, net	209,234	180,868
Inventories	136,631	103,373
Prepaid expenses and other current assets	22,960	22,773
Assets held for disposal	19,571	27,614

Total current assets	554,269	473,310

Property, plant and equipment, less accumulated depreciation and depletion - September 28, 2008 - 906,265; December 31, 2007 - $862,457	455,853	489,386
Goodwill	70,643	71,964
Prepaid pension costs	39,947	53,667
Other assets and deferred charges	34,150	40,566

Total assets	$1,154,862	$1,128,893

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$14,522	$9,518
Current maturities of long-term debt	371	7,210
Accounts payable	72,370	66,084
Restructuring liabilities	3,867	14,479
Other current liabilities	66,998	65,057
Liabilities of assets held for disposal	1,382	4,801

Total current liabilities	159,510	167,149

Long-term debt	101,221	111,006
Other non-current liabilities	116,424	99,565

Total liabilities	377,155	377,720

Shareholders' equity:
Common stock	2,882	2,854
Additional paid-in capital	311,156	294,367
Retained earnings	858,800	802,096
Accumulated other comprehensive gain	37,095	45,365
Less common stock held in treasury	(432,226)	(393,509)

Total shareholders' equity	777,707	751,173

Total liabilities and shareholders' equity	$1,154,862	$1,128,893

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended

(thousands of dollars)	Sept. 28, 2008	Sept. 30, 2007

Operating Activities:

Net income (loss)	$59,550	$(80,276)
Income (loss) from discontinued operations	7,973	(37,263)

Income (loss) from continuing operations	51,577	(43,013)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	61,186	65,494
Writedown of impaired assets	--	94,070
Payments relating to restructuring activities	(12,900)	--
Tax benefits related to stock incentive programs	1,671	1,961
Pension settlement loss	5,062	--
Other non-cash items	8,252	(11,901)
Net changes in operating assets and liabilities	(37,267)	19,409

Net cash provided by continuing operations	77,581	126,020
Net cash provided by (used in) discontinued operations	1,632	(5,939)

Net cash provided by operating activities	79,213	120,081

Investing Activities:

Purchases of property, plant and equipment	(24,247)	(38,053)
Proceeds from sale of short-term investments	520	12,252
Purchases of short-term investments	(8,357)	(9,527)
Other	491	43

Net cash used in investing activities - continuing operations	(31,593)	(35,285)
Net cash provided by (used in) investing activities -
discontinued operations	11,360	(3,018)

Net cash used in investing activities	(20,233)	(38,303)

Financing Activities:

Proceeds from issuance of long-term debt	--	7,741
Repayment of long-term debt	(16,757)	(3,829)
Net proceeds (repayment) of short-term debt	5,076	(55,820)
Purchase of common shares for treasury	(37,540)	(7,639)
Proceeds from issuance of stock under option plan	11,129	12,664
Excess tax benefits related to stock incentive programs	622	605
Cash dividends paid	(2,846)	(2,877)

Net cash used in financing activities	(40,316)	(49,155)

Effect of exchange rate changes on cash and
cash equivalents	3,466	6,695

Net increase in cash and cash equivalents	22,130	39,318
Cash and cash equivalents at beginning of period	128,985	67,929

Cash and cash equivalents at end of period	$151,115	$107,247

Supplemental disclosure of cash flow information:
Interest paid	$3,638	$7,423

Income taxes paid	$17,082	$12,284

Non-cash financing activities:
Treasury stock purchases settled after period-end	$1,177	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Nine Months Ended

Basic EPS (in millions, except per share data)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Income (loss) from continuing operations	$16,057	$(71,743)	$51,577	$(43,013)
Income (loss) from discontinued operations	2,951	(33,728)	7,973	(37,263)

Net income (loss)	$19,008	$(105,471)	$59,550	$(80,276)

Weighted average shares outstanding	18,859	19,273	18,957	19,172

Basic earnings (loss) per share from continuing operations	$0.85	$(3.72)	$2.72	$(2.24)
Basic earnings (loss) per share from discontinued operations	0.16	(1.75)	0.42	(1.95)

Basic earnings (loss) per share	$1.01	$(5.47)	$3.14	$(4.19)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended

Diluted EPS (in millions, except per share data)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Income (loss) from continuing operations	$16,057	$(71,743)	$51,577	$(43,013)
Income (loss) from discontinued operations	2,951	(33,728)	7,973	(37,263)

Net income (loss)	$19,008	$(105,471)	$59,550	$(80,276)

Weighted average shares outstanding	18,859	19,273	18,957	19,172
Dilutive effect of stock options and stock units	103	--	107	--

Weighted average shares outstanding, adjusted	18,962	19,273	19,064	19,172

Diluted earnings (loss) per share from continuing operations	$0.85	$(3.72)	$2.71	$(2.24)
Diluted earnings (loss) per share
from discontinued operations	0.15	(1.75)	0.41	(1.95)

Diluted earnings (loss) per share	$1.00	$(5.47)	$3.12	$(4.19)

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

     Additionally, options to purchase 422,643 shares and 795,224 shares of common stock for the three months and nine months ended September 28, 2008 and September 30, 2007, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the shares.

Note 4.   Discontinued Operations

     During the third quarter of 2007, the Company conducted an in-depth strategic review of its operations. This review resulted in a realignment of its operations, which included the exiting of certain businesses.

     Accordingly, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The remaining assets of these operations are held for disposal. During the second quarter of 2008, the Company sold two of its idle Synsil operations in Chester, South Carolina and Woodville, Ohio for approximately $7.5 million. This resulted in a pre-tax gain of approximately $6.5 million ($4.3 million after-tax). During the third quarter of 2008, the Company sold its Synsil facility at Cleburne, Texas for $4.0 million. This resulted in a pre-tax gain of approximately $3.7 million ($2.4 million after-tax). The Company does not anticipate the ongoing operating cash flows of the remaining operations to be significant.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Nine Months Ended

Thousands of Dollars	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales	$6.0	$7.7	$18.7	$23.8

Production margin	1.5	(2.2)	3.0	(5.3)

Expenses	(0.2)	(1.0)	(0.6)	(3.4)
Impairment of assets	--	(46.9)	--	(46.9)
Restructuring and other costs	(0.4)	(2.1)	(0.1)	(2.1)
Gain on sale of assets	3.7	--	10.2	0.1

Income (loss) from operations	$4.6	$(52.2)	$12.5	$(57.6)

Provision (benefit) for taxes on income	$1.6	$(18.5)	$4.5	$(20.3)

Income (loss) from discontinued operations, net of tax	$3.0	$(33.7)	$8.0	$(37.3)

     The major classes of assets and liabilities held for disposal in the consolidated balance sheets are as follows:
Millions of Dollars	Sept. 28, 2008	Dec. 31, 2007

Assets:
Accounts receivable	$2.3	$4.3
Inventories	5.8	10.2
Property, plant and equipment, net	9.9	11.5
Goodwill	1.6	1.6

Assets held for disposal	$19.6	$27.6

Liabilities:
Accounts payable	$0.5	$2.9
Accrued liabilities	0.9	1.9

Liabilities of assets held for disposal	$1.4	$4.8

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

     As of September 28, 2008, the Company had approximately $11.9 million of total unrecognized income tax benefits. Included in this amount were a total of $7.1 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had net reversals of approximately $0.8 million and $0.3 million during the third quarter and the first nine months of 2008, respectively, and has an accrued balance of $2.6 million of interest and penalties accrued as of September 28, 2008.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:
(millions of dollars)	September 28, 2008	December 31, 2007

Raw materials	$63.7	$42.0
Work-in-process	9.4	8.1
Finished goods	40.7	31.2
Packaging and supplies	22.8	22.1

Total inventories	$136.6	$103.4

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $70.6 million, and $72.0 million as of September 28, 2008 and December 31, 2007, respectively. The net change in goodwill since January 1, 2008 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of September 28, 2008 and December 31, 2007 were as follows:
	September 28, 2008		December 31, 2007

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.8	$3.3	$7.9	$2.7
Customer lists	10.7	1.9	11.1	1.4
Other	0.4	0.1	0.4	0.1

	$18.9	$5.3	$19.4	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2012.

     Included in other assets and deferred charges is an intangible asset of approximately $4.2 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.6 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the third quarter of 2008. Estimated amortization as a reduction of sales is as follows: remainder of 2008 - $0.5 million; 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $16.0 million for restructuring and other costs during the second half of 2007. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. Additional restructuring costs of $5.0 million and $7.3 million were recorded in the third quarter and first nine months of 2008, respectively. Included in restructuring charges for the three-month and nine-month periods ending September 28, 2008 is a pension settlement loss of approximately $4.7 million as a result of the workforce reduction associated with the restructuring program initiated in 2007 and the related distribution of pension benefits. The restructuring will result in a total workforce reduction of approximately 250 employees, of which 198 reductions have been implemented as of September 28, 2008.

     A reconciliation of the restructuring liability, as of September 28, 2008, is as follows:
(millions of dollars)	Balance as of December 31, 2007	Additional Provisions	Cash Expenditures	Other	Balance as of September 28, 2008

Severance and other employee benefits	$12.6	$2.1	$(12.1)	$(0.3)	$2.3
Contract termination costs	1.8	--	(0.2)	--	1.6
Other exit costs	0.1	0.5	(0.6)	--	--

	$14.5	$2.6	$(12.9)	$(0.3)	$3.9

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	September 28, 2008	December 31, 2007

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4.0	4.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	--	5.0
Variable Rate Renminbi Denominated
Loan Agreement Due 2009	--	4.8
Installment obligations	1.4	7.9
Other borrowings	0.4	0.7

Total	101.6	118.2
Less: Current maturities	0.4	7.2

Long-term debt	$101.2	$111.0

     As of September 28, 2008, the Company had $193.4 million of uncommitted short-term bank credit lines, of which approximately $14.5 million were in use.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with the Communication Bank of China totaling RMB 60.0 million ($6.5 million). During 2007, the Company repaid RMB 25.0 million of principal related to these

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 loans. During the first quarter of 2008, the Company repaid the remaining RMB 35.0 million related to these loans. The interest rate on these loans was approximately 7.56% for the first quarter of 2008.

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

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Service cost	$1.7	$1.8	$5.9	$6.4
Interest cost	2.9	2.6	9.1	8.6
Expected return on plan assets	(4.5)	(4.5)	(14.4)	(14.0)
Settlement loss	5.1	--	5.1	--
Amortization:
Prior service cost	0.4	0.4	1.2	1.1
Recognized net actuarial loss	0.6	0.6	1.6	2.3

Net periodic benefit cost	$6.2	$0.9	$8.5	$4.4

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Service cost	$0.6	$0.6	$1.8	$1.9
Interest cost	0.6	0.5	1.8	1.8
Amortization:
Prior service cost	0.1	0.1	0.4	0.4
Recognized net actuarial loss	0.1	0.2	0.2	0.7

Net periodic benefit cost	$1.4	$1.4	$4.2	$4.8

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

     During the third quarter of 2008, the Company recorded a pre-tax pension settlement charge of $5.1 million related to employees that received lump-sum distributions in connection with the restructuring program initiated in 2007. These charges were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits." Approximately $0.4 million of this charge was included in discontinued operations.

Employer Contributions

     The Company previously reported that it may contribute $10 million to its pension plan and has now revised it to $5 million. The Company expects to contribute $2 million to its other post retirement benefit plans in 2008. As of September 28, 2008, $1.8 million has been contributed to the pension fund and approximately $1.3 million has been contributed to the post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended

(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net income (loss)	$19.0	$(105.5)	$59.6	$(80.3)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(25.4)	20.0	(4.6)	35.0
Pension and postretirement plan adjustments	(5.1)	0.6	(3.9)	2.7
Cash flow hedges:
Net derivative gains (losses) arising during the period	0.1	0.1	0.2	--
Reclassification adjustment	--	--	--	0.1

Comprehensive income (loss)	$(11.4)	$(84.8)	$51.3	$(42.5)

     The components of accumulated other comprehensive gain, net of related tax, are as follows:
(millions of dollars)	September 28, 2008	December 31, 2007

Foreign currency translation adjustments	$77.1	$81.7
Unrecognized pension costs	(40.1)	(36.2)
Net loss on cash flow hedges	0.1	(0.1)

Accumulated other comprehensive gain	$37.1	$45.4

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

     The following is a reconciliation of asset retirement obligations as of September 28, 2008:
(millions of dollars)

Asset retirement liability, December 31, 2007	$12.9
Additions	0.1
Accretion expense	0.5
Payments	(0.1)

Asset retirement liability, September 28, 2008	$13.4

     Approximately $0.4 million is included in other current liabilities and $13.0 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 28, 2008.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Non-Operating Income and Deductions
	Three Months Ended		Nine Months Ended

(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Interest income	$1.5	$0.7	$3.6	$1.8
Interest expense	(1.2)	(2.0)	(3.8)	(7.1)
Foreign exchange gains (losses)	0.3	--	(0.8)	(0.1)
Other deductions	(0.3)	--	(0.9)	(0.3)

Non-operating income (deductions), net	$0.3	$(1.3)	$(1.9)	$(5.7)

Note 14.  Segment and Related Information

     Segment information for the three and nine-month periods ended September 28, 2008 and September 30, 2007 were as follows:
	Net Sales
(millions of dollars)
	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Specialty Minerals	$186.7	$179.5	$556.6	$536.3
Refractories	108.2	87.0	315.6	267.2

Total	$294.9	$266.5	$872.2	$803.5

	Income (Loss) from Operations
(millions of dollars)
	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Specialty Minerals	$13.5	$(70.7)	$51.9	$(36.3)
Refractories	9.9	(11.5)	27.7	3.7

Total	$23.4	$(82.2)	$79.6	$(32.6)

     Included in income from operations for the Specialty Minerals segment for the three-month and nine-month periods ended September 28, 2008 were restructuring costs of $3.3 million and $4.6 million, respectively.

     Included in loss from operations for the Specialty Minerals segment for the three-month and nine-month periods ended September 30, 2007 were restructuring costs of $9.9 million and an impairment of assets charge of $79.3 million.

     Included in income from operations for the Refractories segment for the three-month and nine-month periods ended September 28, 2008 were restructuring costs of $1.7 million and $2.7 million, respectively.

     Included in income (loss) from operations for the Refractories segment for the three-month and nine-month periods ended September 30, 2007 were restructuring costs of $2.2 million and an impairment of assets charge of $14.8 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill by reportable segment as of September 28, 2008 and December 31, 2007 was as follows:
	Goodwill

	Three Months Ended

	September 28, 2008	December 31, 2007

Specialty Minerals	$14.5	$15.3
Refractories	56.1	56.7

Total	$70.6	$72.0

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income (loss) before provision for taxes on income, minority interests and discontinued operations:
	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Income (loss) from operations for reportable segments	$23.4	$(82.2)	$79.6	$(32.6)
Unallocated corporate expenses	(0.4)	--	(0.7)	--

Consolidated income (loss) from operations	23.0	(82.2)	78.9	(32.6)
Non-operating income (deductions) from operations	0.3	(1.3)	(2.0)	(5.7)

Income (loss) before provision for taxes on income,
minority interests and discontinued operations	$23.3	$(83.5)	$76.9	$(38.3)

     The Company's sales by product category are as follows:
	Three Months Ended		Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Paper PCC	$141.7	$134.9	$421.7	$402.4
Specialty PCC	15.5	15.4	46.6	46.0
Talc	9.8	9.3	28.5	28.4
Ground Calcium Carbonate	19.7	19.9	59.8	59.5
Refractory Products	86.7	69.5	255.6	214.3
Metallurgical Products	21.5	17.5	60.0	52.9

Net sales	$294.9	$266.5	$872.2	$803.5

Note 15.  Subsequent Event

     In October 2008, the Company sold its idle operation in Wellsville, Ohio, for approximately $3.6 million. This resulted in a pre-tax gain of approximately $3.5 million ($2.1 million after-tax) that will be recorded in discontinued operations in the fourth quarter of 2008.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 28, 2008 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2008 and September 30, 2007. These condensed consolidated financial statements are the responsibility of the company's management.

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
October 27, 2008

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended

	Sept. 28, 2008	Sept. 30, 2007		Sept. 28, 2008	Sept. 30, 2007

Net sales	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	79.8	78.9		79.1	78.5

Production margin	20.2	21.1		20.9	21.5
Marketing and administrative expenses	8.8	9.6		9.0	9.8
Research and development expenses	1.9	2.5		2.0	2.5
Restructuring and other costs	1.7	4.6		0.9	1.5
Impairment of assets	--	35.3		--	11.7

Income from operations	7.8	*		9.0	*

Income from continuing operations	5.4	*		5.9	*

Income from discontinued operations	1.0	*		0.9	*

Net income	6.4%	*	%	6.8%	*	%

*Percentage not meaningful

Executive Summary

     Consolidated sales for the third quarter of 2008 increased 11% over the prior year to $294.9 million from $266.5 million. Sales growth was primarily due to increased pricing necessitated by higher raw material costs and to foreign exchange, which had a favorable impact on sales growth of approximately $10.3 million or 4 percentage points of growth. Operating income was $23.0 million as compared to a loss of $82.2 million in the prior year. Included in operating income in the third quarter of 2008 are restructuring costs of $5.0 million. Included in the operating loss of the prior year were restructuring costs of $12.1 million and an impairment of assets charge of $94.1 million. Income from continuing operations was $16.1 million as compared to a loss of $71.7 million in the prior year. Included in income from discontinued operations is a gain of $2.4 million primarily related to the sale of our idle Synsil facility in Cleburne, Texas. Net income was $19.0 million as compared to a loss of $105.5 million.

Third quarter results were positively affected by the benefits derived from the restructuring program announced in the third quarter of 2007, increased selling prices in all product lines, particularly in our Refractories segment, expense and manufacturing cost savings, mix in the refractory and metallurgical product lines and the effects of foreign exchange. This was partially offset by the continued decline in the residential construction and automotive markets affecting the Processed Minerals product line, additional volume losses in PCC due to consolidations in the paper industry, particularly in North America and significant raw material and energy cost increases in both segments.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills;
•	Development of the filler-fiber composite program, to increase the fill-rate for uncoated freesheet paper, which continues to undergo large-scale paper machine trials;
•	Further development of the Company's PCC coating products for use in the satellite model;

•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications;
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, an emerging market opportunity;
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance; and
•	Continuing our penetration in emerging markets through our manufacturing facility in China and our 2006 acquisition in Turkey, both within the Refractories segment.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

We face some significant risks and challenges in the future:
•

We are facing unprecedented uncertainty in this economic environment as a result of the global financial crisis. Our global business could be adversely affected by general decreases in economic activity. Also, the current tightening of credit in the financial markets could adversely affect the ability of our customers to obtain financing for purchases, negatively impacting our sales;

•

The uncertainty in the global economy may also impact our worldwide pension assets. Changes in the fair market value of our pension assets, rates of return on assets, and discount rates could significantly impact our net periodic pension costs in 2009 as well as our funding requirements.

•

Our success depends in part on the performance of the industries we serve, particularly papermaking and steel making. Some of our customers may experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable and increase our bad debt exposure;

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
•

We are subject to rapid escalations on raw material costs in our Paper PCC product line and Refractories segment, including shipping costs, particularly for materials sourced from China. Our ability to recover these escalating costs is uncertain and may become more difficult in this economic environment;

•	We are subject to potential shortages in supply of magnesium oxide sourced from China due to limited availability of export licenses;
•	The performance of our Processed Minerals and Specialty PCC product lines are subject to fluctuations in energy costs;
•	Our Processed Minerals and Specialty PCC product lines are highly influenced by the continued deterioration in the domestic building, construction and automotive markets; and
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     During the third quarter of 2008, Katahdin Paper Company shut down indefinitely one of its paper machines in Millinocket, Maine due to increased energy costs. The Company's two unit satellite PCC facility has also shut down indefinitely in conjunction with the paper machine shut down. Katahdin Paper Company is currently evaluating the possibility of decreasing energy consumption with a bio mass boiler. If the Millinocket mill does not resume operations, the Company would incur an impairment of assets charge of approximately $7.0 million.

Results of Operations

Sales
(millions of dollars)	Third Quarter 2008	% of Total Sales	Growth	Third Quarter 2007	% of Total Sales
Net Sales

U.S	$154.2	52.3%	6%	$144.8	54.3%
International	140.7	47.7%	16%	121.7	45.7%

Net sales	$294.9	100.0%	11%	$266.5	100.0%

Paper PCC	$141.7	48.0%	5%	$134.9	50.6%
Specialty PCC	15.5	5.3%	1%	15.4	5.8%

PCC Products	$157.2	53.3%	5%	$150.3	56.4%

Talc	$9.8	3.3%	5%	$9.3	3.5%
Ground Calcium Carbonate	19.7	6.7%	(1)	19.9	7.5%

Processed Minerals Products	$29.5	10.0%	1%	$29.2	11.0%

Specialty Minerals Segment	$186.7	63.3%	4%	$179.5	67.4%

Refractory Products	$86.7	29.4%	25%	$69.5	26.1%
Metallurgical Products	21.5	7.3%	23%	17.5	6.5%

Refractories Segment	$108.2	36.7%	24%	$87.0	32.6%

Net sales	$294.9	100.0%	11%	$266.5	100.0%

     Worldwide net sales in the third quarter of 2008 increased 11% from the previous year to $294.9 million. The increase in sales was primarily due to higher pricing, necessitated by significant raw material increases and volume growth in our metallurgical product line. In addition, foreign exchange had a favorable impact on sales of approximately $10.3 million or 4 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $186.7 million compared with $179.5 million for the same period in 2007. Sales in the Refractories segment grew 24% over the previous year to $108.2 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 5% in the third quarter to $157.2 million from $150.3 million in the prior year. This growth was due to contractual price increases and energy surcharges. In addition,  foreign exchange had a favorable impact on sales of approximately 4 percentage points of growth. Unit volumes declined in both product lines. Paper PCC sales grew 5% to $141.7 million in the third quarter of 2008 from $134.9 million in the prior year. However, total Paper PCC volumes declined 3%. Weakness in the North American and European markets was partially offset by volume growth, particularly in Asia, and the impact of foreign currency. Sales of Specialty PCC increased 1% to $15.5 million from $15.4 million in the prior year.

     Net sales of Processed Minerals products increased 1% in the third quarter to $29.5 million from $29.2 million in the third quarter of 2007 due primarily to price increases. This product line continues to be affected by weakness in the residential and commercial construction markets, as well as the automotive market. As a result, volumes have declined 10% from the prior year.

     Net sales in the Refractories segment in the third quarter of 2008 increased 24% to $108.2 million from $87.0 million in the prior year. This segment was positively affected by the aforementioned increased selling prices necessitated by significant raw material increases and to the favorable effects of foreign currency. Sales of refractory products and systems to steel and other industrial applications increased 25 percent to $86.7 million from $69.5 million. Sales of metallurgical products within the Refractories segment increased 23 percent to $21.5 million as compared with $17.5 million in the same period last year. This increase was primarily attributable to slightly higher volumes and favorable mix, particularly in North America.

     Net sales in the United States increased 6% to $154.2 million in the third quarter of 2008. International sales in the third quarter of 2008 increased 16% to $140.7 million from $121.7 million, primarily due to higher selling prices for the pass through of raw material increases and to the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2008	Third Quarter 2007	Growth

Cost of goods sold	$235.5	$210.2	12%
Marketing and administrative	$26.0	$25.6	2%
Research and development	$5.4	$6.7	(19)%
Impairment of assets	$--	94.1	*
Restructuring and other costs	$5.0	$12.1	*

   * Percentage not meaningful

     Cost of goods sold was 79.8% of sales compared with 78.9% of sales in the prior year. In the Specialty Minerals segment, production margin decreased 9% as compared with 4% sales growth. This segment has been affected by weakness in the Processed Minerals product line, additional volume loss in the Paper PCC product line due to consolidations in the paper industry, particularly in North America, price concessions in the Paper PCC product line and higher energy and raw material costs. This was partially offset by the recovery of raw material costs, the benefits of the restructuring program and manufacturing cost savings initiatives. In the Refractories segment, production margin increased 31% as compared with the 24% sales growth. This segment benefited from increased selling prices necessitated by higher raw material costs, the benefits of the restructuring program, and favorable product mix in the refractory and metallurgical product lines.

     Marketing and administrative costs increased 2% in the third quarter to $26.0 million from $25.6 million in the prior year, but represented 8.8% of net sales as compared with 9.6% of net sales in the prior year.

     Research and development expenses decreased 19% to $5.4 million and represented 1.9% of net sales as compared with 2.5% of net sales in the prior year.

     Restructuring and other costs during the third quarter of 2008 relate primarily to a SFAS No. 88 pension settlement loss in our defined benefit plan in the U.S. as well as additional provisions for severance and other employee benefits.

     During the third quarter of 2007, the Company initiated a plan to realign its operations as a result of an in-depth strategic review of all of its operations. This realignment resulted in impairment of assets charges and restructuring charges as follows:

     Impairment of assets charges:

Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	1.3

Specialty Minerals Segment	79.3
Refractories Segment	14.8

$94.1

     Restructuring and other costs:
Severance and other employee benefits	$9.2
Contract termination costs	2.3
Other exit costs	0.6

$12.1

     The restructuring also resulted in inventory write-downs of $1.4 million which were included in cost of goods sold.

     The impairment of assets charge included a write-down of an intangible asset of $0.5 million related to customer relationships associated with an acquisition in the Refractories segment.
Income (Loss) from Operations (millions of dollars)	Third Quarter 2008	Third Quarter 2007	Growth

Income (loss) from operations	$23.0	$(82.2)	*	%

     The Company recorded income from operations in the third quarter of 2008 of $23.0 million as compared with a loss from operations of $82.2 million in the prior year. Included in income from operations are restructuring charges of $5.0 million. The loss in the prior year was attributable to an impairment of assets charge of $94.1 million and restructuring and other exit costs of $12.1 million.

     Income from operations in the third quarter of 2008 for the Specialty Minerals segment was $13.5 million, including a restructuring charge of $3.3 million, as compared to a loss of $70.7 million in the prior year. Operating income for the Refractories segment was $9.9 million, including a restructuring charge of $1.7 million, as compared to a loss of $11.5 million in the prior year.

Non-Operating Income (Deductions)	Third Quarter	Third Quarter
(millions of dollars)	2008	2007	Growth

Non-operating income (deductions), net	$0.3	$(1.3)	*	%

     In the third quarter of 2008, net non-operating income increased to $0.3 million. This increase was primarily attributable to lower interest expense due to lower interest rates and reduced debt levels. In addition, higher interest income was generated in connection with increased cash on hand.
Provision (Benefit) for Taxes on Income (Loss)	Third Quarter	Third Quarter
(millions of dollars)	2008	2007	Growth

Provision (benefit) for taxes on income (loss)	$6.3	$(12.3)	*	%

     The full year effective tax rate is expected to be approximately 30.0%, which reduced the effective tax rate to 27.2% in the third quarter of 2008. This reduction was primarily due to a change in the geographic mix of earnings. The tax benefit in the prior year was 14.7%. This reduced benefit was primarily attributable to restructuring and impairment losses recorded in certain jurisdictions in which we were unable to record a tax benefit.
Income (Loss) from Continuing Operations	Third Quarter	Third Quarter
(millions of dollars)	2008	2007	Growth

Income (loss) from continuing operations	$16.1	$(71.7)	*	%

     The Company recorded income from continuing operations of $16.1 million as compared with a loss of $71.7 million in the prior year.
Income (Loss) from Discontinued Operations	Third Quarter	Third Quarter
(millions of dollars)	2008	2007	Growth

Income (loss) from discontinued operations	$3.0	$(33.7)	*	%

   * Percentage not meaningful

     In the third quarter of 2008 the Company recognized income from discontinued operations of $3.0 million as compared with a loss in the prior year of $33.7 million. Included in income from discontinued operations for 2008 is a gain of approximately $2.4 million, net of tax, for the sale of our idle SYNSIL® facility at Cleburne, Texas. The loss in the prior year was primarily attributable to the results of operations of SYNSIL®, restructuring charges of $2.1 million and an impairment of assets charge of $46.9 million.
Net Income (Loss)	Third Quarter	Third Quarter
(millions of dollars)	2008	2007	Growth

Net income (loss)	$19.0	$(105.5)	*	%

     Net income was $19.0 million in the third quarter of 2008 as compared with a loss of $105.5 million in the prior year. Diluted earnings per common share were $1.00 per share in the third quarter of 2008 as compared with a loss per common share of $5.47 per share in the prior year.

Nine Months Ended September 28, 2008 as compared with Nine Months Ended September 30, 2007
(millions of dollars)	Nine Months 2008	% of Total Sales	Growth	Nine Months 2007	% of Total Sales
Net Sales

U.S	$461.0	52.9%	5%	$438.4	54.6%
International	411.2	47.1%	13%	365.1	45.4%

Net sales	$872.2	100.0%	9%	$803.5	100.0%

Paper PCC	$421.7	48.3%	5%	$402.4	50.1%
Specialty PCC	46.6	5.4%	1%	46.0	5.7%

PCC Products	$468.3	53.7%	4%	$448.4	55.8%

Talc	$28.5	3.3%	--%	$28.4	3.5%
Ground Calcium Carbonate	59.8	6.8%	1%	59.5	7.4%

Processed Minerals Products	$88.3	10.1%	--%	$87.9	10.9%

Specialty Minerals Segment	$556.6	63.8%	4%	$536.3	66.7%

Refractory Products	$255.6	29.3%	19%	$214.3	26.7%
Metallurgical Products	60.0	6.9%	13%	52.9	6.6%

Refractories Segment	$315.6	36.2%	18%	$267.2	33.3%

Net sales	$872.2	100.0%	9%	$803.5	100.0%

     Worldwide net sales in the nine months ended September 28, 2008 increased 9% from the previous year to $872.2 million. The sales growth was primarily attributable to increased pricing and the effect of foreign exchange which had a favorable impact on sales of approximately $36.4 million or 4 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 4% to $556.6 million compared with $536.3 million for the same period in 2007. Sales in the Refractories segment grew 18% over the previous year to $315.6 million.

     Worldwide net sales of PCC increased 4% in the first nine months to $468.3 million from $448.4 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 5 percentage points of growth. Paper PCC sales grew 5% to $421.7 million in the first nine months of 2008 from $402.4 million in the prior year. However, total paper PCC volumes declined 2.5 percent. Weaknesses in the North American and European markets were partially offset by volume growth in Asia and Latin America. Sales of Specialty PCC increased 1% to $46.6 million from $46.0 million in the prior year.

     Net sales of Processed Minerals products increased slightly over prior year in the first nine months of 2008 to $88.3 million, despite volume decreases of 3%, due to price increases to recover energy costs. This product line continues to be affected by weakness in the residential and commercial construction markets, as well as the automotive market.

     Net sales in the Refractories segment in the first nine months of 2008 increased 18% to $315.6 million from $267.2 million in the prior year. This segment was positively impacted by price increases to recover significant raw material increases, favorable product mix in the refractory and metallurgical product line, and volume growth in the metallurgical product line. In addition, foreign exchange had a favorable impact on sales of $15.7 million or approximately 6 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 19 percent to $255.6 million from $214.3 million. Sales of metallurgical products within the Refractories segment increased 13 percent to $60.0 million as compared with $52.9 million in the same period last year. This increase was primarily attributable to higher volumes and favorable product mix in North America.

     Net sales in the United States increased 5% to $461.0 million in first nine months of 2008. International sales in the first nine months of 2008 increased 13% to $411.2 million, primarily due to foreign exchange.

Operating Costs and Expenses (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Cost of goods sold	$689.8	$630.5	9%
Marketing and administrative	$78.6	$79.1	--%
Research and development	$17.6	$20.2	(13)%
Impairment of assets	$--	$94.1	*
Restructuring and other costs	$7.3	$12.1	* %

   * Percentage not meaningful

     Cost of goods sold was 79.1% of sales compared with 78.5% of sales in the prior year. In the Specialty Minerals segment, production margin decreased 1% as compared with 4% sales growth. This segment has been affected by weakness in the Processed Minerals product line, additional volume loss in the Paper PCC product line due to consolidations in the paper industry, particularly in North America, price concessions in the Paper PCC product line and higher energy and raw material costs. This was partially offset by the recovery of raw material costs, the benefits of the restructuring program and manufacturing cost savings initiatives. In the Refractories segment, production margin increased 16% as compared with the 18% sales growth. This segment has been affected by increased raw material costs, partially offset by the benefits of the restructuring program, price increases, foreign exchange and favorable mix in the refractory and metallurgical product lines.

     Marketing and administrative costs decreased slightly in the first nine months to $78.6 million and represented 9.0% of net sales as compared with 9.8% of net sales in the prior year. This reduction was due to the benefits of the restructuring program and other cost savings initiatives.

     Research and development expenses decreased 13% to $17.6 million and represented 2.0% of net sales as compared with 2.5% of net sales in the prior year.

     Restructuring and other costs in the first nine months relate to the aforementioned pension settlement loss, additional provisions for severance and other employee benefits and other exit costs associated with facilities that are not operating.

          During the third quarter of 2007, the Company initiated a plan to realign its operations as a result of an in-depth strategic review of all of its operations. This realignment resulted in impairment of assets charges and restructuring charges as follows:

     Impairment of assets charges:

Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	1.3

Specialty Minerals Segment	79.3
Refractories Segment	14.8

$94.1

     Restructuring and other costs:
Severance and other employee benefits	$9.2
Contract termination costs	2.3
Other exit costs	0.6

$12.1

     The restructuring also resulted in inventory write-downs of $1.4 million which were included in cost of goods sold.

     The impairment of assets charge includes a write-down of an intangible asset of $0.5 million related to customer relationships associated with an acquisition in the Refractories segment
Income (Loss) from Operations (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Income (loss) from operations	$78.9	$(32.6)	*	%

     The Company recorded income from operations of $78.9 million in the first nine months of 2008 as compared to a loss of $32.6 million in the prior year. The loss in the prior year was attributable to the aforementioned impairment of assets charges and restructuring and other exits costs.

     Income from operations for the Specialty Minerals segment was $51.9 million as compared to a loss of $36.3 in the prior year. Operating income for this segment was impacted by the aforementioned factors affecting production margin but were offset by lower expense levels than in the prior year. Operating income for the Refractories segment was $27.7 million as compared with $3.7 million in the prior year.
Non-Operating Deductions (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Non-operating deductions, net	$(2.0)	$(5.7)	(66)%

     For the first nine months of 2008, net non-operating deductions decreased 66% to $2.0 million. This decrease was primarily attributable to lower interest expense relating to lower interest rates and reduced debt levels. In addition, higher interest income was generated on increased cash balances.

Provision for Taxes on Income (Loss) (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Provision for taxes on income (loss)	$22.9	$2.6	*	%

     The effective tax rate was 29.8% for the first nine months of 2008. In the prior year, the Company recorded a provision for income tax of $2.6 million on losses of $38.3 million. This was primarily attributable to restructuring and impairment losses recorded in certain jurisdictions in which we were unable to record a tax benefit.

Income (Loss) from Continuing Operations (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Income (loss) from continuing operations	$51.6	$(43.0)	*	%

     Income from continuing operations was $51.6 million as compared to a loss of $43.0 million in the prior year.
Income (Loss) from Discontinued Operations (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Income (loss) from discontinued operations	$8.0	$(37.3)	*	%

   * Percentage not meaningful

     In the first nine months of 2008 the Company recognized income from discontinued operations of $8.0 million as compared with a loss in the prior year of $37.3 million. Included in income from discontinued operations for 2008 is a gain of approximately $6.7 million, net of tax, for the sale of our idle SYNSIL® facilities. The loss in the prior year was primarily attributable to the results of operations of SYNSIL®, restructuring charges of $2.1 million and an impairment of assets charge of $46.9 million.
Net Income (Loss) (millions of dollars)	Nine Months 2008	Nine Months 2007	Growth

Net income (loss)	$59.6	$(80.3)	*	%

     Net income was $59.6 million in the first nine months of 2008 as compared to a loss of $80.3 million in the prior year. Diluted earnings per common share was $3.12 per share in the third quarter of 2008 as compared with a loss of $4.19 per share in the prior year.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2008 provided from operations were applied principally to fund capital expenditures, repay debt and repurchase common shares for treasury. Cash provided from operating activities amounted to $79.2 million in the first nine months of 2008 as compared with $120.1 million for the same period last year. The decrease in cash provided from operations was due to payments related to restructuring activities and an increase in working capital when compared with the prior year. Working capital is defined as trade accounts receivable, trade accounts payable and inventories. The working capital increase was primarily due to an increase in accounts receivable, raw material inventories and the effects of foreign exchange. Our days of working capital increased 4 days in the third quarter of 2008 from the fourth quarter of 2007, but decreased 5 days from the prior year's third quarter.

Accounts receivable increased approximately 15% from December 31, 2007. Accounts receivable was also affected by higher sales levels in the third quarter of 2008 than the fourth quarter of 2007 and due to the effect of foreign exchange.

Our inventory levels also increased from year-end levels as the Company accelerated purchases of higher priced raw materials imported from China which were accelerated earlier in the year to avoid potential supply interruptions.

     On October 25, 2005, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of September 28, 2008, 536,274 shares have been purchased under this program at an average price of approximately $63.07 per share.

     On October 23, 2008, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $193.4 million in uncommitted short-term bank credit lines, of which $14.5 million were in use at September 28, 2008. We anticipate that capital expenditures for 2008 should approximate $40 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2008 - $0.4 million; 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; thereafter - $84.6 million.

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

          In February 2008, the FASB issued FSP FAS 157-1, "Application of FASB No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair measurements for purposes of lease classification or measurement under FASB Statement 13 from the fair value measurement under FASB Statement 157. FSP 157-2 defers the effective date of Statement 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, " Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This statement amends the disclosure requirements under SFAS 133 and requires companies with derivative instruments to provide enhanced disclosures that would enable financial statement users to understand how derivative instruments affect a company's financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts, hedges and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

     We have open forward exchange contracts to purchase approximately $3.2 million of foreign currencies as of September 28, 2008. The contracts mature between September 2008 and January of 2009. The fair value of these instruments at September 28, 2008 was an asset of $0.1 million.

     In the third quarter of 2008, the Company entered into forward contracts to purchase 25 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at September 28, 2008 was an asset of $0.3 million.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of September 28, 2008, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that remediation costs would approximate $500,000, which has been accrued as of September 28, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2007 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

June 30 - July 27	99,400	$63.11	404,574	$49,607,145

July 28 - August 24	52,800	$65.28	457,374	$46,160,101

August 25 - September 28	78,900	$63.15	536,274	$41,177,333

Total	231,100	$63.62

     On October 25, 2005, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million in additional shares over the next three-year period. As of March 30, 2008, the Company repurchased 1,307,598 shares under this program at an average price of $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of September 28, 2008, 536,274 shares have been purchased under this program at an average price of approximately $63.07 per share.

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

October 27, 2008