Form 10-K
period 2008-12-31
MINERALS TECHNOLOGIES INC
filed 2009-02-26
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 30, 2008, was approximately $847 million. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 6, 2009, the Registrant had outstanding 18,692,557 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement dated April 6, 2009	Part III

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $605.7 million, $602.6 million and $557.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

     In the paper industry, the Company's PCC is used:
•	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
•	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
•	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $547.2 million, $542.0 million and $500.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     Approximately 44% of the Company's sales consists of PCC sold to papermakers at "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located at a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2008, see Item 2, "Properties," below.

     The Company ®manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staffs focus on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, and OPACARB® PCC, a family of products for paper coating.

     The Company owns, staffs, operates and maintains all of its satellite PCC facilities, and owns or licenses the related technology. Generally, the Company and its paper mill customers enter into long-term evergreen agreements, initially ten years in length, pursuant to which the Company supplies substantially all of the customer's precipitated calcium carbonate filler requirements. The Company is generally permitted to sell to third-parties PCC produced at a satellite plant in excess of the host paper mill's requirement.

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills. These merchant facilities are located at Adams, Massachusetts; Lifford, England; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers - North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2008, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 19 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

     Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 35% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. In an attempt to introduce PCC to the wood-containing segments of the paper industry, the Company has developed and patented a system for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC to approximately 27 paper machines at about 14 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

     Coated Paper. The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our Opacarb product line is designed to create value to the paper maker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 10 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $58.5 million, $60.6 million and $56.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and foodstuffs, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $110.7 million, $114.0 million and $118.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net sales of talc products were $35.9 million, $37.3 million and $38.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $74.8 million, $76.7 million and $79.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Lime produced at the Company's Adams, Massachusetts, and Lifford, United Kingdom, facilities is used primarily as a raw material for the manufacture of PCC at these sites and at some satellite PCC plants, and is sold commercially to various chemical and other industries.

     The Company mines and processes GCC products at its reserves in the eastern and western parts of the United States. GCC is used and sold in the construction, automotive and consumer markets.

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

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $395.8 million, $361.1 million and $347.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $320.8 million, $290.5 million and $264.6 million for the years ended December 31, 2008, 2007 and 2006. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

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

     Over the past several years the Refractories segment has continued to increase its growth due to its ability to reformulate its products and application technology to maintain its competitive advantage in the market place. Some of the new products the Company has introduced in the past few years include:
•	HOTCRETE®: High durability shotcrete products for applications of high temperatures in ferrous applications such as steel ladles;
•	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities;
•	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications such as steel ladle safety linings;
•	ENDURATEQ®: A high durability refractory shape for glass contact applications such as plungers and orifice rings; and
•	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $75.0 million, $70.6 million and $83.3 million for the years ended December 31, 2008, 2007 and 2006. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections. The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminasilicates. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal. The Company purchases a significant portion of its magnesia requirements from sources in China. High demand for bulk raw materials from China has caused price increases of some key raw materials which ultimately could affect the Company's sales to its customers. In addition, higher transportation costs have also increased the delivered cost of raw materials imported from China to North America and Europe. We continue to rely on China for the majority of our magnesium oxide and may be subject to uncertainty in availability and cost.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines, the Company's business strategy for continued growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; and the MINSCAN® and HOTCRETE® application systems and EMforce® for the Processed Minerals and Specialty PCC product lines.

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

     For the years ended December 31, 2008, 2007 and 2006, the Company spent approximately $23.1 million, $26.3 million and $27.8 million, respectively, on research and development. The Company's research and development spending for 2008 was approximately 2.1% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania. It also has research and development facilities in China, Finland, Germany, Ireland, Japan and Turkey. Approximately 91 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 339 patents and approximately 785 trademarks related to its business. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2008, the Company employed 2,522 persons, of whom 1,250 were employed outside of the United States.

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
•	Declining General Economic, Business, or Industry Conditions

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile raw material prices, declining global business, declining consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. If the economic climate in the U.S. or abroad continues to deteriorate, customers or potential customers could reduce or delay their growth and investments, which could impact the Company's global business, its ability to collect customer receivables, its worldwide pension assets and ultimately decrease the Company's net revenue and profitability.

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

The Company's ability to achieve anticipated results depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations and on having adequate access to ore reserves of appropriate quality at its mining operations. Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

•	Cyclical Nature of Customers' Businesses

The majority of the Company's sales are to customers in industries which have historically been cyclical paper, steel and construction. The Company's exposure to variations in its customers' businesses has been reduced by the diversification of its portfolio of products and services; and by its geographic expansion. Also, the Company has structured some of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. In addition, our Processed Minerals and Specialty PCC product lines are impacted by the domestic building and construction markets. The residential component of this market is experiencing a significant slowdown which could adversely impact growth. However, a sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 52 satellite PCC plants as of December 31, 2008. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.
Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Maine, Millinocket	Katahdin Paper Company LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth	Domtar Inc.
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Virginia, Franklin	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	Weyerhaeuser Company

Location	Principal Customer
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Wisconsin Rapids	New Page Corporation

International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Anjalankoski	Myllykoski Paper Oy
Finland, Tervakoski	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Sabah Forest Industries Sdn. Bhd.
Mexico, Chihuahua	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper - Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Advance Agro Public Co. Ltd.

1These plants are owned through joint ventures.

     The Company also owned at December 31, 2008, 9 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, and owned or leased approximately 20 refractory manufacturing facilities worldwide. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities:
Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Mt. Vernon	Plant4	Talc/Limestone
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters2	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products

Location	Facility	Product Line
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office 2	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	Monolithic Refractories/PCC
Finland, Kaarina	Research Laboratory 2	PCC
Germany, Moers	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office	Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office/	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Mexico, Gomez Palacio	Plant2/Sales Office	Monolithic Refractories
Singapore	Sales Office2	PCC
Spain, Santander	Plant/Sales Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office2	Monolithic Refractories
South Korea, Yangsan	Plant3	Monolithic Refractories
Turkey, Gebze a	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1 This plant is leased to another company.
2 Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2010.
3 This plant is owned through a joint venture.
4 This plant is held for sale and are included in discontinued operations.

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

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company has 307 pending silica cases and 26 pending asbestos cases. To date, 1,158 silica cases and 2 asbestos cases have been dismissed. One new asbestos case was filed in the fourth quarter of 2008. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.1 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. During 2008, agreement was reached with Pfizer for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, to the extent these cases allege exposure to product sold prior to the formation of the Company. During the fourth quarter of 2008 Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

•	Groundwater. We have completed investigations of potential groundwater contamination and have submitted a report on the investigations finding that there is no PCB contamination, but some oil contamination of the groundwater. We expect the regulators to require confirmatory long term groundwater monitoring at the site.
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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:
2008 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$64.74	$72.42	$68.38	$59.36
Low	52.29	62.80	60.73	37.89
Close	61.72	64.65	61.62	40.90

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2007 Quarters	First	Second	Third	Fourth

Market Price Range Per Share of Common Stock
High	$64.00	$68.39	$70.64	$70.91
Low	56.80	62.58	63.07	63.62
Close	62.16	66.95	67.00	66.95

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	661,781	$55.14	435,850

Equity compensation plans not approved by security holders	--	--	--

Total	661,781	$55.14	435,850

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

September 29 - October 26	34,000	$53.25	570,274	$39,366,824

October 27 - November 23	39,200	$49.14	609,474	$37,440,619

November 24 - December 31	6,200	$44.45	615,674	$37,165,023

Total	79,400	$50.53

     On October 26, 2005, the Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2008, the Company repurchased 1,307,598 shares under this program at an average price of approximately $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2008, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.

     On January 28, 2009, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 6, 2009, the last reported sales price on the NYSE was $37.66 per share. As of February 6, 2009, there were approximately 194 holders of record of the common stock.

     The following graph compares the cumulative 5-year total return provided shareholders on Minerals Technologies Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and the S&P MidCap 400 Materials Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2003 and its relative performance is tracked through 12/31/2008.

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

     The following graph compares the cumulative 2-year total return provided shareholders of Minerals Technologies Inc.'s common stock relative to the cumulative total returns of the S & P 500 index and the S&P MidCap 400 Materials Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2006 and its relative performance is tracked through 12/31/08.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2008	2007	2006	2005	2004

Net sales	$1,112.2	$1,077.7	$1,023.5	$956.8	$889.7
Cost of goods sold	891.7	845.1	798.7	744.0	676.3

Production margin	220.5	232.6	224.8	212.8	213.4

Marketing and administrative expenses	101.8	104.6	104.6	98.1	93.0
Research and development expenses	23.1	26.3	27.8	27.0	26.9
Impairment of assets	0.2	94.1	--	0.3	--
Restructuring and other costs	13.4	16.0	--	--	1.1
Acquisition termination costs	--	--	--	--	1.0

Income (loss) from operations	82.0	(8.5)	92.4	87.4	91.4

Non-operating income (deductions), net	0.3	(3.0)	(5.9)	(3.9)	(4.5)

Income (loss) before provision for taxes	82.3	(11.5)	86.5	83.5	86.9
on income, minority interests and
discontinued operations
Provision for taxes on income	24.1	11.3	27.0	25.1	25.1
Minority interests	3.2	2.9	3.4	1.7	1.7

Income (loss) from continuing operations	55.0	(25.7)	56.1	56.7	60.1
Income (loss) from discontinued operations, net of tax	10.3	(37.8)	(6.1)	(3.4)	(1.5)

Net income (loss)	$65.3	$(63.5)	$50.0	$53.3	$58.6

Earnings Per Share

Basic:
Earnings (loss) per share from continuing operations	$2.91	$(1.34)	$2.86	$2.78	$2.93
Earnings (loss) per share from discontinued operations	0.54	(1.97)	(0.31)	(0.16)	(0.08)

Basic earnings (loss) per share	$3.45	$(3.31)	$2.55	$2.62	$2.85

Diluted:
Earnings (loss) per share from continuing operations	$2.90	$(1.34)	$2.84	$2.75	$2.89
Earnings (loss) per share from discontinued operations	0.54	(1.97)	(0.31)	(0.16)	(0.07)

Diluted earnings (loss) per share	$3.44	$(3.31)	$2.53	$2.59	$2.82

Weighted average number of common shares outstanding:
Basic	18,893	19,190	19,600	20,345	20,530
Diluted	18,983	19,190	19,738	20,567	20,769
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Balance Sheet Data:
Working capital	$380.7	$306.2	$199.7	$145.9	$242.8
Total assets	1,067.6	1,128.9	1,193.1	1,156.3	1,154.9
Long-term debt	97.2	111.0	113.4	40.3	94.8
Total debt	116.2	127.7	203.1	156.9	128.7
Total shareholders' equity	711.6	751.2	752.6	771.2	799.3

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.2	78.4	78.1

Production margin	19.8	21.6	21.9

Marketing and administrative expenses	9.1	9.7	10.2
Research and development expenses	2.1	2.4	2.7
Impairment of assets	--	8.8	--
Restructuring charges	1.2	1.5	--

Income (loss) from operations	7.4	(0.8)	9.0

Income (loss) before provision for taxes on income,
minority interests and discontinued operations	7.4	(1.1)	8.5
Provision for taxes on income	2.2	1.0	2.7
Minority interests	0.3	0.3	0.3

Income (loss) from continuing operations	4.9	(2.4)	5.5
Income (loss) from discontinued operations	1.0	(3.5)	(0.6)

Net income (loss)	5.9%	(5.9)%	4.9%

Executive Summary

     The Company reported earnings per share of $3.44 in 2008, the highest in its history, as compared with a loss of $3.31 per share in 2007 when the Company initiated a major restructuring program. During the first three quarters of 2008, the Company achieved an excellent earnings performance due to the realization of savings from the restructuring program undertaken in 2007, increased selling prices to mitigate the effect of escalating raw materials and energy costs, the favorable effect of foreign exchange and manufacturing cost savings. In the fourth quarter of 2008, however, the precipitous downturn in the steel, paper, construction and automotive end markets resulted in a significant drop in demand for the Company's products. As a result, earnings per share for the fourth quarter decreased 64 percent from the fourth quarter of 2007 and 69 percent from the third quarter of 2008.

     In response to the downturn in business activity, the Company established incremental procedures to generate and conserve its cash and reduce costs by suspending its stock buyback program, curtailing production through shortened work weeks, and by continuing its intensive expense control and procurement initiatives. In addition, the Company reallocated its asset portfolio in its pension plan to preserve capital and reduce exposure to market risk. The Company also implemented an additional restructuring program to reduce its workforce by approximately 14% through both layoffs and permanent reductions. Severance related costs associated with this workforce reduction were approximately $3.9 million.

     Worldwide net sales for 2008 were $1.112 billion, a three-percent increase over 2007 sales of $1.078 billion. Foreign exchange had a favorable impact on sales of $25 million, or 2 percentage points of growth. Income from operations were $82.0 million in 2008 as compared with a loss of $8.5 million in the prior year. Included in income from operations in 2008 were restructuring and impairment charges of $13.6 million. Included in the operating loss of the prior year were restructuring costs of $16.0 million and impairment of assets charges of $94.1 million.

    Income from continuing operations was $55.0 million as compared with a loss of $25.7 million in the prior year due to the restructuring charges. Income from discontinued operations was $10.3 million in 2008, due primarily to gains from the sale of four idle facilities previously written down. In 2007, we had a loss from discontinued operations of $37.8 million primarily due to restructuring and impairment charges. Net income was $65.3 million as compared with a loss of $63.5 million in the prior year.

     The Company's balance sheet at December 31, 2008 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2008 was over $190 million. In addition, we have available lines of credit of $156 million, our debt to equity ratio was very low at 14%, and our current ratio was 3.5. Our cashflows from operations were in excess of $134 million in 2008.

    We are facing unprecedented uncertainty in the economic environment as a result of the global financial crisis. However, as a result of the initiatives we undertook in 2007 to restructure and realign our business, and due to our strong balance sheet, the Company believes it is in a strong position to manage through these difficult and uncertain times.

     However, we face some significant risks and challenges in the future:
•

Our global business could continue to be adversely affected by decreases in economic activity. U.S. steel production is at its lowest levels since the mid 1980's at 1.2 million tons per week. Housing starts are at 24 year lows with the December 2008 annualized rate at 550,000 units and the full year 2008 rate at 900,000 units, as compared to 2.1 million units in 2005. In the automotive industry, light vehicle sales were down 18% in 2008 and 35% in the fourth quarter of 2008. In the Paper industry, production levels within the North American and European uncoated freesheet markets, our most significant market areas, continued to contract to adjust to reduced demand.

•	The ongoing tightening of credit in the financial markets could adversely affect the ability of our customers or our suppliers to obtain financing.
•

The uncertainty in the global economy may also continue to impact our pension costs. Changes in the fair market value of our pension assets, rates of return on assets, and discount rates could have a significant impact on our net periodic pension costs and well as our funding requirements.

•

Our success depends in part on the performance of the industries we serve, particularly paper, steel, construction and automotive. Some of our customers may experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets.

•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us.
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale.
•

We are subject to volatility in pricing and supply availability of our key raw materials used in our Paper PCC product line and Refractory product line. Our ability to recover increased costs is uncertain and may become more difficult in this economic environment.

•	We continue to rely on China for the majority of our supply of magnesium oxide in the Refractories segment and may be subject to uncertainty in availability and cost.
•	The performance of our Processed Minerals and Specialty PCC product lines are subject to fluctuations in energy costs.
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.

     During the third quarter of 2008, Katahdin Paper Company shut down indefinitely one of its paper machines in Millinocket, Maine, due to increased energy costs. The Company's satellite PCC facility has also shutdown indefinitely in conjunction with the paper machine shut down. Katahdin Paper Company is currently evaluating the possibility of installing a biomass boiler. If the Millinocket mill does not resume operations, the Company would incur an impairment of assets charge of approximately $7.0 million.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further expansion of the Company's PCC coating product line using the satellite model.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets through our manufacturing facilities in China and Turkey, both within the Refractories segment.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales

(Dollars in millions)
Net Sales	2008	% of Total Sales	Growth	2007	% of Total Sales	Growth	2006	% of Total Sales

U.S.	$587.5	52.8%	1%	$581.9	54.0%	(2)%	$592.6	57.9%
International	524.7	47.2%	6%	495.8	46.0%	15%	430.9	42.1%

Net sales	$1,112.2	100.0%	3%	$1,077.7	100.0%	5%	$1,023.5	100.0%

Paper PCC	$547.2	49.2%	1%	$542.0	50.3%	8%	$500.6	48.9%
Specialty PCC	58.5	5.3%	(3)%	60.6	5.6%	7%	56.4	5.5%

PCC Products	$605.7	54.5%	1%	$602.6	55.9%	8%	$557.0	54.4%

Talc	$35.9	3.2%	(4)%	$37.3	3.5%	(4)%	$38.9	3.8%
GCC	74.8	6.7%	(2)%	76.7	7.1%	(4)%	79.7	7.8%

Processed Minerals Products	$110.7	9.9%	(3)%	$114.0	10.6%	(4)%	$118.6	11.6%

Specialty Minerals Segment	$716.4	64.4%	--%	$716.6	66.5%	6%	$675.6	66.0%

Refractory Products	$320.8	28.9%	10%	$290.5	27.0%	10%	$264.6	25.9%
Metallurgical Products	75.0	6.7%	6%	70.6	6.5%	(15)%	83.3	8.1%

Refractories Segment	$395.8	35.6%	10%	$361.1	33.5%	4%	$347.9	34.0%

Net sales	$1,112.2	100.0%	3%	$1,077.7	100.0%	5%	$1,023.5	100.0%

     Worldwide net sales in 2008 increased 3% from the previous year to $1.112 billion. Foreign exchange had a favorable impact on sales of $25.0 million or 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased slightly to $716.4 million compared with $716.6 million for the same period in 2007. Sales in the Refractories segment grew 10% over the previous year to $395.8 million. In 2007, worldwide net sales increased 5% to $1.078 billion from $1.024 billion in the prior year. Specialty Minerals segment sales increased approximately 6% and Refractories segment sales increased approximately 4% in 2007.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $605.7 million from $602.6 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $15.6 million or 3 percentage points of growth. Worldwide net sales of Paper PCC increased 1% to $547.2 million from $542.0 million in the prior year. In the fourth quarter of 2008, production levels within the North American and European uncoated free sheet markets, our most significant market areas, continued to contract to adjust to reduced demand and inventories in reaction to the global economic crisis. Compared to the fourth quarter of last year, we saw additional machine shutdowns and paper mill closures, which could only be partially offset by increased volumes from our new facilities in Thailand and Brazil. As a result, volume declines of 10% occurred in the fourth quarter which resulted in full year Paper PCC sales volumes declining by 4% from the prior year. Volume declines partially offset increased selling prices from the pass through of raw material cost increases and foreign exchange, resulting in 1% sales growth. Sales of Specialty PCC declined 3% to $58.5 million from $60.6 million in 2007. This decrease was primarily attributable to lower volumes.

     Worldwide net sales of PCC increased 8% in 2007 to $602.6 million from $557.0 million in the prior year. Net sales of Paper PCC increased 8% to $542.0 million while Paper PCC volumes grew slightly. In 2007, sales growth was attributable to increased selling prices from the pass through of raw material cost increases and to foreign currency. Sales of Specialty PCC grew 7% in 2007 to $60.6 million from $56.4 million in the prior year. This increase was primarily attributable to improved volumes, particularly in Europe, and to favorable effects of foreign exchange.

     Net sales of Processed Minerals products in 2008 decreased 3% to $110.7 million from $114.0 million in 2007. GCC products and talc products decreased 2% and 4% to $74.8 million and $35.9 million, respectively. The decrease in the Processed Minerals product line was attributable to further weakness in the residential and commercial construction markets as well as the automotive market. As a result, volumes have declined 8% from the prior year.

     Net sales of Processed Minerals products in 2007 decreased 4% to $114.0 million from $118.6 million in 2006. This decrease was primarily attributable to weakness in the residential construction and automotive markets.

     Net sales in the Refractories segment in 2008 increased 10% to $395.8 million from $361.1 million in the prior year. This segment was positively affected by increased selling prices necessitated by significant raw material increases, which more than offset volume declines, and to the favorable effects of foreign exchange of $9.4 million or 3 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 10% to $320.8 million in 2008 from $290.5 million in the prior year. Volume declined 7% for the full year but were down 27% during the fourth quarter of 2008. Sales of metallurgical products within the Refractories segment increased 6% to $75.0 million from $70.6 million in 2007. This increase was primarily attributable to slightly higher volumes and favorable product mix, particularly in North America.

     Net sales in the Refractories segment in 2007 increased 4% to $361.1 million from $347.9 million in the prior year. Sales of refractory products and systems increased 10% to $290.5 million in 2007 from $264.6 million in the prior year. This growth was attributable to foreign currency and the Turkish acquisition. Sales of metallurgical products decreased 15% in 2007 to $70.6 million from $83.3 million in the prior year. This decline was due to volumes in all regions of the world and lower prices resulting from reduction in the cost of raw materials for this product that is traditionally passed through to the customers.

     Net sales in the United States increased approximately 1% to $587.5 million in 2008 and represented approximately 52.8% of consolidated net sales. International sales increased approximately 6% to $524.7 million, due primarily to foreign currency.

Operating Costs and Expenses (Dollars in millions)	2008	Growth	2007	Growth	2006

Cost of goods sold	$891.7	6%	$845.1	6%	$798.7
Marketing and administrative	$101.8	(3)%	$104.6	--%	$104.6
Research and development	$23.1	(13)%	$26.3	(5)%	$27.8
Impairment of assets	$0.2	* %	$94.1	* %	$--
Restructuring charges	$13.4	(17)%	$16.0	* %	$--

*     Percentage not meaningful

     Cost of goods sold in 2008 was 80.2% of sales compared with 78.4% in the prior year. Our cost of goods sold grew 6% compared with 3% sales growth resulting in a 5% decrease in production margin. In the Specialty Minerals segment, the production margin decreased 9% as compared with a relatively flat sales growth. This segment has been affected by increased raw materials and energy costs, lower volumes in the Processed Minerals product line and the Paper PCC product line and price concessions in the Paper PCC product line. This was partially offset by the recovery of raw material costs through price increases, the benefits of the restructuring program, manufacturing cost savings initiatives and foreign exchange. In the Refractories segment, the production margin increased 1% as compared with 10% sales growth. This segment has been affected by increased raw material costs and lower volumes, partially offset by price increases, the benefits of the restructuring program, and foreign exchange.

     Cost of goods sold in 2007 was 78.4% of sales compared with 78.1% in the prior year. Our cost of goods sold grew 6%, compared with 5% sales growth resulting in a 3% increase in production margin. In the Specialty Minerals segment, the production margin increased 5% as compared with 6% sales growth. This segment has been affected by reduced demand in the Processed Minerals product line and paper machine and paper mill shutdowns, which were partially offset by the recovery of raw material costs and the benefit of foreign currency. In the Refractories segment, the production margin increased 1% as compared with 4% sales growth. This segment has been affected by lower margins in the metallurgical product line.

     Marketing and administrative costs were $101.8 million in 2008, a decline of 3% as compared to the prior year, and represented 9.1% of net sales as compared with 9.7% in the prior year. This reduction was due to the benefits of the restructuring program and other cost saving initiatives. In 2007, marketing and administrative expenses were the same as the prior year.

     Research and development expenses decreased 13% in 2008 to $23.1 million and represented 2.1% of net sales. This decline was due to cost savings from the restructuring program as the Company realigned its research and development structure to effectively bring new developments to market faster. In 2007, research and development expenses decreased 5% to $26.3 million and represented 2.4% of net sales.

     The Company recorded restructuring charges of $13.4 million in 2008. Approximately $6.8 million related to a SFAS No. 88 pension settlement loss in our defined benefit plan in the United States. The remainder of the charges relate to additional provisions for severance and other employee benefits as part of our restructuring program initiated in 2007, and to an additional restructuring program initiated in the fourth quarter of 2008 resulting in charges of $3.9 million.

     In 2007, the Company initiated a plan to realign its operations as a result of an in-depth strategic review of all of its operations. This realignment resulted in impairment of assets charges and restructuring charges in 2007 as follows:

Impairment of assets charges:
Paper PCC	$65.3
Specialty PCC	12.7

Total PCC	78.0
Processed Minerals	1.3

Specialty Minerals Segment	79.3
Refractories Segment	14.8

$94.1

     Restructuring and other costs:
Severance and other employee benefits	$13.5
Contract termination costs	1.8
Other exit costs	0.7

$16.0

     The restructuring program resulted in a reduction of over 200 employees.
Income (Loss) from Operations (Dollars in millions)	2008	Growth		2007	Growth	2006

Income (loss) from operations	$82.0	*	%	$(8.5)	(109)%	$92.4

     The Company recorded income from operations in 2008 of $82.0 million as compared with a loss from operations of $8.5 million in the prior year. Included in the 2008 income from operations was a restructuring charge of $13.4 million and impairment of assets charge of $0.2 million. The loss in the prior year was primarily attributable to the aforementioned impairment of assets charges and restructuring and other exit costs.

     The Specialty Minerals segment recorded income from operations in 2008 of $57.0 million as compared with a loss from operations of $20.0 million in 2007. Included in the prior year loss from operations was an impairment of assets charge of $79.3 million and restructuring and other exit costs of $11.3 million.

     The Refractories segment recorded income from operations of $26.3 million in 2008 as compared with $11.5 million in the prior year. Included in income from operations in 2008 was a restructuring charge of $5.7 million. Included in income from operations in 2007 was an impairment of assets charge of $14.8 million and restructuring and other exit costs of $4.7 million.

     In 2007, the Specialty Minerals segment recorded a loss from operations of $20.0 million as compared with income of $60.5 million in 2006. The Refractories segment recorded operating income in 2007 of $11.5 million as compared with $31.9 million in the previous year.
Non-Operating Income (Deductions) (Dollars in millions)	2008	Growth		2007	Growth	2006

Non-operating income (deductions), net	$0.3	*	%	$(3.0)	(49)%	$(5.9)

     The Company recorded non-operating income of $0.3 million in 2008 as compared with non-operating deductions of $3.0 million in the prior year. This increase was primarily attributable to lower interest expense due to lower interest rates and debt levels, higher interest income generated in connection with increased cash on hand and foreign exchange gains.

     Non-operating deductions decreased 49% in 2007 to $3.0 million from the prior year. This decrease was primarily attributable to an insurance recovery gain of approximately $3.0 million in 2007, $1.2 million above the prior year. Additionally, the Company recorded higher interest income of $1.3 over the prior year as a result of an increase in cash, and cash equivalents in 2007.

Provision for Taxes on Income (Dollars in millions)	2008	Growth	2007	Growth	2006

Provision for taxes on income	$24.1	114%	$11.3	(58)%	$27.0

     The effective tax rate in 2008 was 29.3%. In 2007, the Company recorded a provision for income tax of $11.3 million on a loss before taxes of $11.5 million. This was primarily attributable to the restructuring and impairment losses recorded in certain jurisdictions in which we were unable to record a tax benefit.
Minority Interests (Dollars in millions)	2008	Growth	2007	Growth	2006

Minority interests	$3.2	10%	$2.9	(15)%	$3.4

     The increase in the provision for minority interests is attributable to improved profitability in our joint ventures.

     The decrease in the provision for minority interest in 2007 was primarily related to a reduction in profitability from our consolidated joint ventures in China.

Income (Loss) from Continuing Operations (Dollars in millions)	2008	Growth		2007	Growth	2006

Income (loss) from continuing operations	$55.0	*	%	$(25.7)	(146)%	$56.1

     The Company recognized income from continuing operations of $55.0 million in 2008 as compared with a loss of $25.7 million in 2007. The loss in 2007 was due to the restructuring and impairment of assets charges.

     Income from continuing operations was $56.1 million in 2006.
Income (loss) from Discontinued Operations (Dollars in millions)	2008	Growth		2007	Growth	2006

Income (loss) from discontinued operations	$10.3	*	%	$(37.8)	(82)%	$(6.2)

*  Percentage not meaningful

      The Company recognized income from discontinued operations in 2008 of $10.3 million as compared with a loss of $37.8 million in the prior year. Included in the 2008 income from discontinued operations was a pre-tax gain on sale of idle facilities previously written down of $13.9 million. In 2007, the loss from discontinued operations included pre-tax impairment of asset charges of $46.9 million and restructuring and other exit costs of $2.3 million. In 2006, the loss from discontinued operations included foreign currency translation losses of $1.6 million recognized upon liquidation of the Company's investment in Israel.

    In 2007, the Company reflected in discontinued operations its Synsil® product line and its two plants in the Midwest that process imported ores. In 2006, the Company liquidated its wholly-owned subsidiary in Hadera, Israel, and classified such business as discontinued operations.
Net Income (Loss) (Dollars in millions)	2008	Growth		2007	Growth	2006

Net income (loss)	$65.3	*	%	$(63.5)	(227)%	$50.0

     The Company recorded net income of $65.3 million in 2008 as compared with a net loss of $63.5 million in 2007. The loss in 2007 was attributable to impairment of assets and restructuring charges in both continuing operations and discontinued operations.

     The Company recorded net income of $50.0 million in 2006.

Outlook

     Looking forward, we remain concerned about the current state of the global economy and the impact it will have on our product lines. U.S. and global economic conditions worsened significantly in the last quarter of 2008. The stress caused to international credit markets, initially driven in large part by the devaluation of risky U.S. sub-prime debt, led to a dramatic tightening in liquidity. The U.S. and foreign governments have responded with several initiatives to alleviate the strain on the financial markets. While these programs have had some positive effects on financial systems, credit remains tight and economic conditions in the U.S. and globally have continued to deteriorate. Both industrial production and consumer spending have fallen sharply in the last half of 2008. As a result, we are presently experiencing weakness in all of the industries we serve -- paper, steel, construction and automotive. Steel production worldwide experienced steep declines in the fourth quarter of 2008 and there were several paper machine shutdowns that affected our satellite PCC product line as the paper industry continues to consolidate and rationalize capacity. In addition, there is further deterioration in the residential and commercial construction and automotive markets, which is affecting our Processed Minerals product line. There is no clear indication as to when global economic conditions will improve.

     However, as a result of the realigning and restructuring of our operations in 2007, we strengthened the basic foundation of our businesses. Therefore, we are in a better position to effectively manage through these difficult economic times.

     The Company initiated the following actions in response to the uncertainties in the global economy:
•	Intensified monitoring and review processes around customers, suppliers and banking partners.
•	Established additional cash conservation strategies.
•	Suspended stock buyback program.
•	Reallocated our pension assets to conserve value.
•	Shortened work weeks.
•	Significantly reduced overtime.
•	Continued our intensive expense control initiatives.
•	Initiated an additional restructuring program with both permanent reductions and layoffs.

     In 2009, we plan to focus on the following growth strategies:
•	Continue development and potential commercial introduction of filler-fiber composite technology for the paper industry to increase the fill-rates of uncoated freesheet paper.
•	Increase market penetration of PCC for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further expansion of the Company's PCC coating product line using the satellite model.
•	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.
•	Expand regionally into emerging markets, particularly to China and Eastern Europe.
•	Development of unique calcium carbonates used in the manufacture of biopolymers, a new market opportunity.
•	Continue to improve our cost competitiveness in all product lines.
•	Explore selective acquisitions to complement our existing businesses.

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

Liquidity and Capital Resources

     Cash flows provided from operations in 2008 were used principally to fund $31.0 million of capital expenditures, to repay long-term debt of $17.1 million and to repurchase $45.3 million of common shares for treasury. Cash provided from operating activities totaled $134.2 million in 2008 as compared with $179.7 million in 2007. The decrease in cash from operating activities was primarily due to an increase in working capital and a decrease in pension funding, as compared to the prior year. This increase primarily relates to increased inventory levels as compared with December 2007. Early in 2008, the Company accelerated purchases of higher priced raw materials imported from China to avoid potential supply interruptions. Additionally, lower volumes in the fourth quarter of 2008 affected inventory balances at December 31, 2008. As a result, days of inventory on hand increased to 88 days from 71 days in the prior year. Included in cash flow from operations was pension plan funding of approximately $3.2 million, $24.1 million and $22.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     As a result of the market decline, the Company reallocated its asset portfolio in its pension plan to fixed income securities to prevent potential further declines in pension assets. The Company's pension plans are over 95% funded, and presently there are no minimum funding requirements necessary. The Company expects its net periodic pension expense to increase significantly in 2009 as a result of a lower asset base and amortization of unrealized losses on its investment assets due to market conditions.

     On October 26, 2005, our Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. The Company completed this program in February 2008 and repurchased 1,307,598 shares under this program at an average price of approximately $57.36 per share.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2008, 615,674 shares have been repurchased under this program at an average price of a proximately $61.45 per share.

     On January 28, 2009, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $169.8 million in uncommitted short-term bank credit lines, of which $13.4 million was in use at December 31, 2008. At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2009 should approximate $60 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; 2013 - $-- million; thereafter - $84.6 million.

     The Company's debt to capital ratio is 14%, which is well below the financial covenant ratio in its debt agreements.

     The Company has contingent obligations associated with unrecognized tax benefits, including interest and penalties, of approximately $10.9 million.

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

     On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-term assets, goodwill and other intangible assets, pension plan assumptions, income taxes, asset retirement obligations, income tax valuation allowances, stock-based compensation, and litigation and environmental liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources. There can be no assurance that actual results will not differ from those estimates.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•

Revenue recognition: Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2008 and 2007, respectively. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts: Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Such allowance is established through a charge to the provision for bad debt expenses. We recorded bad debt expenses (recoveries) of $0.2 million, $(0.1) million and $0.4 million in 2008, 2007 and 2006, respectively. In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

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

•

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142. Factors we consider important that could trigger an impairment review include the following:

•	significant under-performance relative to historical or projected future operating results;
•	significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	significant negative industry or economic trends;
•	market capitalization below invested capital.

     When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we principally measure any impairment by our ability to recover the carrying amount of the assets from expected future operating cash flow on a discounted basis. Net intangible assets, long-lived assets, and goodwill amounted to $507.7 million as of December 31, 2008.

      The Company conducts its goodwill impairment testing in accordance with SFAS 142 for each Reporting Unit as of the beginning of the fourth quarter with the assistance of valuation experts. SFAS 142 specifies a two-step process for testing of goodwill impairment and measuring the magnitude of any impairment. Step One involves a) developing the fair value of total invested capital of each Reporting Unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each Reporting Unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a Reporting Unit exceed its fair value, then the Step One test is failed, and the magnitude of any goodwill impairment is determined under Step Two. The Step Two used to measure the amount of impairment loss, compares the implied fair value of Reporting Unit goodwill with the carrying amount of goodwill.

     The Company has three reporting units, PCC, Processed Minerals and Refractories. The Company performs its valuation utilizing two approaches to analyze and estimate value. These are the income approach and the market approach. The income approach incorporates the discounted cash flow method and focuses on the expected cash flow of the Reporting Unit. A number of assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including sales volumes and prices, cost of sales, working capital, capital spending and discount rates. We assumed minimal sales growth for 2009. Our sales growth assumptions longer term ranged from 5% to 8%, which is consistent with our historical trends. We also utilized a discount rate of 11% for each reporting unit and, in addition, incorporated a company specific risk premium of 4% to adjust for the recent economic conditions. The market approach utilizes two methodologies, the Guideline Company Method and the Similar Transactions Method. The

Guideline Company Method focuses on comparing the Reporting Units' risk profile and growth prospects to selected similar publicly-traded companies. The Similar Transactions Method considers prices paid in recent transactions in the Reporting Unit's industry or related industries.

     In 2008, the estimated fair value of each Reporting Unit was in excess of each respective carrying value, resulting in no impairment of goodwill.

     The impairment testing involves the use of accounting estimates and assumptions, changes which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions.
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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 5 to the condensed consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

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

     A one percentage point change in our major assumptions would have the following effects.

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(2.7)	$0.4	$(1.6)
1% decrease	$2.8	$(0.4)	$1.6

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale

1% increase	$(21.9)	$1.9
1% decrease	$21.9	$(1.9)

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

26

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock. We believe this is a good indicator of future, actual and implied volatilities. For stock options granted in the period ended December 31, 2008, the Company used a volatility assumption of 25.20%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2007, the Company used a 6.3 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2008.

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

Recently Issued Accounting Standards

     In December 2008, The FASB issued FSP FAS 132(R) - 1, "Employer's Disclosure about Postretirement Benefit Plan Assets" which will require more detailed disclosures about employers' pension plan assets. New disclosure requirement will require additional information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard amends disclosure requirements only for periods ended after December 15, 2009.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This statement amends the disclosure requirements under SFAS 133 and requires companies with derivative instruments to provide enhanced disclosures that would enable financial statement users to understand how derivative instruments affect a company's financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company will adopt this pronouncement as of January 1, 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. Approximately 55% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding. An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $6.4 million and $5.3 million of foreign currencies as of December 31, 2008 and 2007, respectively. These contracts mature between January and July of 2009. The fair value of these instruments at December 31, 2008 and December 31, 2007 was a liability of $0.4 million and $0.1 million, respectively.

     In 2008, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2008 was an asset of $2.1 million.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and operating effectiveness of our internal controls as part of this report. Management's report is included in our consolidated financial statements beginning on page F-1 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting."

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage our business operations. As of December 31, 2008, all of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

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
Name	Age	Position

Joseph C. Muscari	62	Chairman of the Board and Chief Executive Officer
D. Randy Harrison	57	Senior Vice President, Organization and Human Resources
D.J. Monagle, III	46	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	61	Senior Vice President, Finance, and Chief Financial Officer
William J.S. Wilkins	52	Senior Vice President and Managing Director, Minteq International
Michael A. Cipolla	51	Vice President, Corporate Controller and Chief Accounting Officer
Douglas T. Dietrich	39	Vice President, Corporate Development and Treasury
Kirk G. Forrest	57	Vice President, General Counsel and Secretary
William A. Kromberg	63	Vice President, Taxes
Douglas W. Mayger	51	Vice President and Managing Director, Performance Minerals

     Joseph C. Muscari was elected Chairman of the Board and Chief Executive Officer effective March 1, 2007. Prior to that he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     D. Randy Harrison was elected Senior Vice President, Organization and Human Resources effective January 1, 2008. Prior to that he had been Vice President and Managing Director, Performance Minerals since January 2002.

     D.J. Monagle, III was elected Senior Vice President and Managing Director, Paper PCC, effective October 1, 2008. Prior to that he had been appointed to Vice President and Managing Director - Performance Minerals, in November 2007. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC.

     John A. Sorel was elected Senior Vice President, Finance and Chief Financial Officer in November 2002. Prior to that time he was elected Senior Vice President, Corporate Development and Finance on January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

     William J.S. Wilkins was elected Senior Vice President and Managing Director, Minteq International in November 2007. He joined the Company in June 2007 as Vice President, Global Supply Chain and Logistics. Prior to that he had founded Management Services, a consulting firm. Before starting his consultancy, he was President and Chief Executive Officer of Sermatech International Inc.; Vice President and Chief Financial Officer of the Teleflex Aerospace Group; and head of finance and administration at Howmet Castings, a business unit of Alcoa, which he joined in 1994.

     Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003. Prior to that he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

     Douglas T. Dietrich was elected Vice President, Corporate Development and Treasury effective August 2007. Prior to that he had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

     Kirk G. Forrest was elected Vice President, General Counsel and Secretary effective January 26, 2005. Prior to that, Mr. Forrest had been Vice President and General Counsel at SAM'S CLUB, and a Corporate Vice President of its parent company, Wal-Mart Stores, Inc. and Associate General Counsel at The Williams Companies, which he joined in 1998.

     William A. Kromberg has served as Vice President, Taxes of the Company since 1993.

     Doug Mayger was elected Vice President and Managing Director, Performance Minerals which encompasses the Processed Minerals product line and the Specialty PCC product line, effective October 1, 2008. Prior to that he was General Manager- Carbonates West, Performance Minerals and Business Manager - Western Region. Prior to joining the Company as plant manager in Lucerne Valley in 2002, he served as Vice President of Operations for Aggregate Industries.

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

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") and its wholly-owned subsidiary Quigley Company, Inc. ("Quigley") agreed to indemnify the company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering. During 2008, agreement was reached with Pfizer providing for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, for cases alleging damages from exposure to product sold prior to the formation of the Company. During the fourth quarter, Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs.

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

     The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, under the links entitled "Corporate Responsibility, Corporate Governance and Policies and Charters."

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

Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (2)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (3)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (2)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (2)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (2)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (3)
10.5	-	Form of Employment Agreement (4), together with schedule relating to executed Employment Agreements (6) (+)
10.6	-	Form of Severance Agreement, together with schedule relating to executed Severance Agreements (7) (+)
10.7	-	Company Employee Protection Plan, as amended August 27, 1999 (6) (+)
10.8	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (12)(+)
10.9	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of December 20, 2005 (7) (+)
10.10	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (4) (+)
10.10(a)	-	First Amendment to the Company's Retirement Plan, effective as of January 1, 2008 (11) (+)
10.11	-	Company Nonfunded Supplemental Retirement Plan, as amended effective April 24, 2003 (8) (+)
10.12	-	Company Savings and Investment Plan, as amended and restated as of September 14, 2007 (11) (+)
10.13	-	Company Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended effective April 24, 2003 (8) (+)

10.14	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (4)(+)
10.15	-	Grantor Trust Agreement, as amended and restated as of December 23, 2005, between the Company and The Bank of New York, as Trustee (7)(+)
10.16	-

Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (9)

10.17	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (2)
10.18	-	Agreement of Lease, dated as of May 24, 1993, between the Company and Cooke Properties Inc. (1)
10.19	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (10)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to the exhibit so designated filed with the Company's current Report on Form 8-K filed on May 27, 2005.
(6)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(8)	Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(9)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.
(10)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(11)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(12)	Incorporated by reference to the exhibit so designated filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari

Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 25, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 25, 2009

Joseph C. Muscari	(principal executive officer)

/s/ John A. Sorel	Senior Vice President-Finance and	February 25, 2009

John A. Sorel	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 25, 2009

Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

/s/ Paula H.J. Cholmondeley	Director	February 25, 2009

Paula H. J. Cholmondeley

/s/ Duane R. Dunham	Director	February 25, 2009

Duane R. Dunham

/s/ Steven J. Golub	Director	February 25, 2009

Steven J. Golub

/s/ Kristina M. Johnson	Director	February 25, 2009

Kristina M. Johnson

/s/ Michael F. Pasquale	Director	February 25, 2009

Michael F. Pasquale

/s/ John T. Reid	Director	February 25, 2009

John T. Reid

/s/ William C. Stivers

William C. Stivers	Director	February 25, 2009

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
	December 31,

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$181,876	$128,985
Short-term investments, at cost which approximates market	9,258	9,697
Accounts receivable, less allowance for doubtful accounts:
2008 - $2,600; 2007 - $3,223	163,475	180,868
Inventories	133,983	103,373
Prepaid expenses and other current assets	23,281	22,773
Assets held for disposal	19,674	27,614

Total current assets	531,547	473,310

Property, plant and equipment, less accumulated depreciation and depletion	429,593	489,386
Goodwill	66,414	71,964
Prepaid pension costs	483	53,667
Other assets and deferred charges	39,583	40,566

Total assets	$1,067,620	$1,128,893

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$14,984	$9,518
Current maturities of long-term debt	4,000	7,210
Accounts payable	67,393	66,084
Income taxes payable	--	3,826
Accrued compensation and related items	27,100	26,714
Restructuring liabilities	6,840	14,479
Other current liabilities	29,802	34,517
Liabilities of assets held for disposal	734	4,801

Total current liabilities	150,853	167,149

Long-term debt	97,221	111,006
Accrued pension and postretirement benefits	51,922	42,412
Deferred taxes on income	--	2,539
Other non-current liabilities	56,040	54,614

Total liabilities	356,036	377,720

Commitments and contingent liabilities (Notes 19 and 20)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,832,875 shares in 2008 and 28,539,812 shares in 2007	2,883	2,854
Additional paid-in capital	312,972	294,367
Retained earnings	863,601	802,096
Accumulated other comprehensive income (loss)	(31,634)	45,365
Less common stock held in treasury, at cost; 10,141,073
shares in 2008 and 9,449,673 shares in 2007	(436,238)	(393,509)

Total shareholders' equity	711,584	751,173

Total liabilities and shareholders' equity	$1,067,620	$1,128,893

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share data)
	Year Ended December 31,

	2008	2007	2006

Net sales	$1,112,212	$1,077,721	$1,023,544
Cost of goods sold	891,738	845,136	798,730

Production margin	220,474	232,585	224,814

Marketing and administrative expenses	101,857	104,649	104,633
Research and development expenses	23,052	26,348	27,753
Impairment of assets	209	94,070	--
Restructuring and other costs	13,365	16,017	--

Income (loss) from operations	81,991	(8,499)	92,428

Interest income	4,905	3,083	1,762
Interest expense	(5,181)	(8,701)	(8,319)
Foreign exchange gains (losses)	1,694	513	(268)
Other income (deductions)	(1,142)	2,105	955

Non-operating income (deductions), net	276	(3,000)	(5,870)

Income (loss) before provision for
taxes on income, minority interests and discontinued operations	82,267	(11,499)	86,558
Provision for taxes on income	24,079	11,266	26,992
Minority interests	3,183	2,904	3,441

Income (loss) from continuing operations	55,005	(25,669)	56,125
Income (loss) from discontinued operations, net of tax	10,282	(37,845)	(6,174)

Net income (loss)	$65,287	$(63,514)	$49,951

Earnings per share:
Basic:
Income (loss) from continuing operations	$2.91	$(1.34)	$2.86
Income (loss) from discontinued operations	0.54	(1.97)	(0.31)

Basic earnings (loss) per share	$3.45	$(3.31)	$2.55

Diluted:
Income (loss) from continuing operations	$2.90	$(1.34)	$2.84
Income (loss) from discontinued operations	0.54	(1.97)	(0.31)

Diluted earnings (loss) per share	$3.44	$(3.31)	$2.53

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,

	2008	2007	2006

Operating Activities
Net income (loss)	$65,287	$(63,514)	$49,951
Income (loss) from discontinued operations	10,282	(37,845)	(6,174)

Income (loss) from continuing operations	55,005	(25,669)	56,125

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	80,146	84,565	80,535
Impairment of assets	209	94,070	--
Pension settlement loss and amortization	11,293	5,604	4,592
Loss on disposal of property, plant and equipment	989	1,639	839
Deferred income taxes	(3,001)	(15,148)	4,345
Provisions for bad debts	159	(49)	377
Stock-based compensation	4,952	4,196	4,015
Other	3,184	2,729	3,475

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,060	15,281	5,148
Inventories	(35,595)	15,223	(2,744)
Prepaid expenses and other current assets	254	(923)	2,951
Pension plan funding	(3,180)	(24,050)	(22,348)
Accounts payable	3,959	4,049	(6,268)
Restructuring liabilities	(7,639)	14,479	--
Income taxes payable	4,333	3,956	3,040
Tax benefits related to stock incentive programs	1,696	2,649	590
Other	4,295	(1,377)	4,293

Net cash provided by continuing operations	130,119	181,224	138,965
Net cash provided by (used in) discontinued operations	4,092	(1,533)	(3,366)

Net cash provided by operations	134,211	179,691	135,599

Investing Activities
Purchases of property, plant and equipment q	(31,027)	(46,072)	(57,426)
Purchases of short-term investments	(10,007)	(14,798)	(12,590)
Proceeds from sales of short-term investments	6,654	14,147	6,440
Proceeds from disposal of property, plant and equipment	609	354	675
Proceeds from insurance settlement	--	3,000	2,398
Acquisition of businesses, net of cash acquired	--	--	(32,416)

Net cash used in investing activities - continuing operations	(33,771)	(43,369)	(92,919)
Net cash provided by (used in) investing activities - discontinued operations	14,978	(3,376)	(27,733)

Net cash used in investing activities	(18,793)	(46,745)	(120,652)

Financing Activities
Proceeds from issuance of long-term debt	--	7,741	75,000
Repayment of long-term debt	(17,114)	(5,411)	(53,754)
Net proceeds from issuance (repayment) of short-term debt	4,840	(78,206)	24,797
Purchase of common shares for treasury	(45,281)	(25,339)	(53,372)
Cash dividends paid	(3,782)	(3,845)	(3,911)
Proceeds from issuance of stock under option plan	11,538	17,953	3,741
Excess tax benefits related to stock incentive programs	610	889	152
Indemnification proceeds from former parent company	--	--	4,500
Debt issuance costs	--	--	(190)

Net cash used in financing activities	(49,189)	(86,218)	(3,037)

Effect of exchange rate changes on cash and cash equivalents	(13,338)	14,328	4,919

Net increase in cash and cash equivalents	52,891	61,056	16,829
Cash and cash equivalents at beginning of year	128,985	67,929	51,100

Cash and cash equivalents at end of year	$181,876	$128,985	$67,929

Non-cash Investing and Financing Activities:
Tax liability on indemnification proceeds from former parent company	$--	$--	$1,782

Treasury stock purchases settled after year-end	$--	$2,552	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
	Common Stock Par Value	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total

Balance as of January 1, 2006	$2,800	$261,159	$(3,263)	$828,591	$(5,879)	$(312,246)	$771,162

Comprehensive Income:
Net income	--	--	--	49,951	--	--	49,951
Currency translation adjustment	--	--	--	--	35,924	--	35,924
Additional minimum liability	--	--	--	--	2,988	--	2,988

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(62)	--	(62)
Reclassification adjustment	--	--	--	--	124	--	124

Total comprehensive income	--	--	--	49,951	38,974	--	88,925

Dividends declared	--	--	--	(3,911)	--	--	(3,911)
Opening retained earnings adjustment due
to adoption of EITF 04-06	--	--	--	(7,119)	--	--	(7,119)
Employee Benefit transactions	10	3,731	--	--	--	--	3,741
Income tax benefit arising from employee
stock option plans	--	741	--	--	--	--	741
Reclassification of unearned compensation	--	(3,263)	3,263	--	--	--	--
Amortization of restricted stock	--	1,679	--	--	--	--	1,679
Indemnity proceeds, net of tax	--	2,718	--	--	--	--	2,718
Adjustment to initially apply SFAS 158,
net of tax	--	--	--	--	(54,343)	--	(54,343)
Stock option expenses	--	2,336	--	--	--	--	2,336
Purchase of common stock for treasury						(53,372)	(53,372)

Balance as of December 31, 2006	2,810	269,101	--	867,512	(21,248)	(365,618)	752,557

Comprehensive Income (loss):
Net income (loss)	--	--	--	(63,514)	--	--	(63,514)
Currency translation adjustment	--	--	--	--	48,488	--	48,488
Unamortized gains and prior service cost	--	--	--	--	18,106	--	18,106

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	--	(43)	--	(43)
Reclassification adjustment	--	--	--	--	62	--	62

Total comprehensive income (loss)	--	--	--	(63,514)	66,613	--	3,099

Dividends declared	--	--	--	(3,845)	--	--	(3,845)
Opening retained earnings adjustment due	--	--	--	--	--	--	--
to adoption of FIN 48 (Note 5)	--	--	--	1,943	--	--	1,943
Employee benefit transactions	44	17,909	--	--	--	--	17,953
Income tax benefit arising from employee
stock option plans	--	3,161	--	--	--	--	3,161
Amortization of restricted stock	--	1,813	--	--	--	--	1,813
Stock option expenses	--	2,383	--	--	--	--	2,383
Purchase of common stock for treasury	--	--	--	--	--	(27,891)	(27,891)

Balance as of December 31, 2007	2,854	$294,367	$--	$802,096	$45,365	$(393,509)	$751,173

Comprehensive Income (loss):
Net income (loss)	--	--	--	65,287	--	--	65,287
Currency translation adjustment	--	--	--	--	(49,417)	--	(49,417)
Unamortized losses and prior service cost	--	--	--	--	(28,751)	--	(28,751)

Cash flow hedge:
Net derivative gains arising during the year	--	--	--	--	1,126	--	1,126
Reclassification adjustment	--	--	--	--	43	--	43

Total comprehensive income (loss)	--	--	--	65,287	(76,999)	--	(11,712)

Dividends declared	--	--	--	(3,782)	--	--	(3,782)
Employee benefit transactions	29	11,509	--				11,538
Income tax benefit arising from employee
stock option plans	--	2,143	--	--	--	--	2,143
Amortization of restricted stock	--	2,994	--	--	--	--	2,994
Stock option expenses	--	1,959	--	--	--	--	1,959
Purchase of common stock for treasury	--	--	--	--	--	(42,729)	(42,729)

Balance as of December 31, 2008	$2,883	$312,972	$--	$863,601	$(31,634)	$(436,238)	$711,584

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

     Business

     The Company is a resource- and technology-based company that develops, produces and markets on a worldwide basis a broad range of specialty mineral, mineral-based products and related systems and technologies. The Company's products are used in the manufacturing processes of the paper and steel industries, as well as by the building materials, polymers, ceramics, paints and coatings, and other manufacturing industries.

     Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents were $4.7 million at December 31, 2007. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $9.3 million and $9.7 million at December 31, 2008 and 2007, respectively.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Derivative Financial Instruments

     The Company accounts for derivative financial instruments which are used to hedge certain foreign exchange risk in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." See Note 13 for a full description of the Company's hedging activities and related accounting policies.

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

     Foreign Currency

     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2008, the Company had no international subsidiaries operating in highly inflationary economies.

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

     The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123R, "Share-Based Payments." Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

     Net income (loss) for years ended 2008, 2007 and 2006 include $2.0 million, $2.4 million and $2.3 million pretax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of operations on the non-qualified stock options is $0.7 million, $0.6 million and $0.5 million for 2008, 2007 and 2006, respectively.

      As required under SFAS No. 123R, the benefits of tax deductions in excess of the tax benefit of compensation costs recognized or would have been recognized under SFAS No. 123 for those options are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2008 was approximately 8.8%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2008, 2007 and 2006 was $19.11, $21.61and $18.97, respectively. The weighted average grant date fair value for stock options vested during 2008, 2007 and 2006 was $21.12, $20.83 and $20.83, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.9 million, $9.4 and $1.8 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:
	2008	2007	2006

Expected life (years)	6.3	6.5	6.4
Interest rate	2.50%	4.50%	4.63%
Volatility	25.20%	25.10%	24.78%
Expected dividend yield	0.34%	0.26%	0.37%

     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, based upon contractual terms, vesting schedules, and expectations of future employee behavior. The expected stock-price volatility is based upon the historical and implied volatility of the Company's stock. The interest rate is based upon the implied yield on U.S. Treasury bills with an equivalent remaining term. Estimated dividend yield is based upon historical dividends paid by the Company.

     The following table summarizes stock option activity for the year ended December 31, 2008:
	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance January 1, 2007 77	839,715	$50.51
Granted	112,300	67.47
Exercised	(261,460)	43.97
Canceled	(28,774)	57.90

Balance December 31, 2008	661,781	55.14	5.93	$188

Exercisable, December 31, 2008	436,591	$51.40	3.00	$188

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $40.90 as of the last business day of the period ended December 31, 2008 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2008, 2007 and 2006 was $22.47, $21.70 and $17.48 per share, respectively. As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.3 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2008 is as follows:
	Shares	Weighted Average Exercise Price Per Share

Nonvested options outstanding at December 31, 2007	235,928	$58.98
Options granted	112,300	64.47
Options vested	(97,069)	57.36
Options forfeited	(25,969)	59.25

Nonvested options outstanding, December 31, 2008	225,190	$62.38

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes additional information concerning options outstanding at December 31, 2008:
Options Outstanding						Options Exercisable

Range of Exercise Prices			Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted Average Exercise Price

$34.825	-	$44.156	58,453	1.0	$37.71	58,453	$37.71
$46.625	-	$54.225	316,195	4.7	$51.71	305,498	$51.62
$55.870	-	$69.315	287,133	8.3	$62.46	72,640	$61.49

$34.825	-	$69.315	661,781	5.9	$55.14	436,591	$51.40

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan"). The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Under the provisions of SFAS No. 123R, compensation expense for these shares is recognized over the vesting period. The Company granted 68,600 shares, 87,650 shares and 50,300 shares for the periods ended December 31, 2008, 2007 and 2006, respectively. The fair value was determined based on the market value of unrestricted shares. The discount for the restriction was not significant. As of December 31, 2008, there was unrecognized stock-based compensation related to restricted stock of $5.3 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $3.6 million, $2.8 million and $1.7 million for the periods ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company recorded reversals of $0.6 million and $1.0 million for periods ended December 31, 2008 and December 31, 2007, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 28,267 restricted stock shares that vested as of December 31, 2008.

     The following table summarizes the restricted stock activity for the Plan:
	Shares	Weighted Average Grant Date Fair Value

Unvested balance at December 31, 2007	133,533	$58.98
Granted	68,600	$64.06
Vested	(28,267)	$56.45
Canceled	(12,572)	$58.30

Unvested balance at December 31, 2008	161,294	$61.63

Note 3.   Earnings Per Share (EPS)
(thousand of dollars, except per share amounts)	2008	2007	2006

Basic EPS
Income (loss) from continuing operations	$55,005	$(25,669)	$56,125
Income (loss) from discontinued operations	10,282	(37,845)	(6,174)

Net income (loss)	$65,287	$(63,514)	$49,951

Weighted average shares outstanding	18,893	19,190	19,600

Basic earnings (loss) per share from continuing operations	$2.91	$(1.34)	$2.86
Basic earnings (loss) per share from discontinued operations	0.54	(1.97)	(0.31)

Basic earnings (loss) per share	$3.45	$(3.31)	$2.55

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
Diluted EPS	2008	2007	2006

Income (loss) from continuing operations	$55,005	$(25,669)	$56,125
Income (loss) from discontinued operations	10,282	(37,845)	(6,174)

Net income (loss)	$65,287	$(63,514)	$49,951

Weighted average shares outstanding	18,893	19,190	19,600
Dilutive effect of stock options	90	--	138

Weighted average shares outstanding, adjusted	18,983	19,190	19,738

Diluted earnings (loss) per share from continuing operations	$2.90	$(1.34)	$2.84
Diluted earnings (loss) per share from discontinued operations	0.54	(1.97)	(0.31)

Diluted earnings (loss) per share	$3.44	$(3.31)	$2.53

     Options to purchase 603,828 shares, 154,133 shares and 371,587 shares of common stock for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Additionally, the weighted average diluted common shares outstanding for the year ended December 31, 2007 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive.

Note 4.   Discontinued Operations

     During the third quarter of 2007, the Company conducted an in-depth strategic review of its operations. This review resulted in a realignment of its operations, which included the exiting of certain businesses.

     The Board of Directors approved the transactions during the fourth quarter of 2007 and the Company classified its Synsil operations and its plants at Mount Vernon and Wellsville as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The remaining assets of these operations are held for disposal. During 2008, the Company sold its idle Synsil facilities in Chester, South Carolina, Woodville, Ohio and Cleburne, Texas. Additionally, the Company sold its operations in Wellsville, Ohio. These sales resulted in pre-tax gains of $13.7 million ($8.6 million after tax). The Company does not anticipate the ongoing cash flows of these operations until disposition to be material.

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
Thousands of Dollars	2008	2007	2006

Net sales	$23,148	$30,187	$37,232

Production margin	3,278	(5,238)	(3,432)

Expenses	850	4,129	4,035
Impairment of assets	--	46,878	--
Restructuring and other costs	74	2,317	--
Gain on sale of assets	13,897	--	--

Income (loss) from operations	$16,251	$(58,562)	$(7,467)

Other income	--	82	481

Foreign currency translation
loss from liquidation of investment	--	--	(1,563)

Provision (benefit) for taxes on income	5,969	(20,635)	(2,375)

Income (loss) from discontinued operations, net of tax	$10,282	$(37,845)	$(6,174)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The major classes of assets and liabilities held for disposals in the consolidated balance sheets are as follows:
Thousands of Dollars	2008	2007

Assets:
Accounts receivable	$1,229	$4,328
Inventories	7,198	10,146
Property, plant and equipment, net	9,802	11,507
Goodwill	815	1,629
Other assets	630	4

Assets held for disposal	$19,674	$27,614

Liabilities:
Accounts payable	$610	$2,897
Accrued liabilities	124	1,904

Liabilities of assets held for disposal	$734	$4,801

Note 5.   Income Taxes

     Income (loss) before provision for taxes, minority interests, and discontinued operations by domestic and foreign source is as follows:
Thousands of Dollars	2008	2007	2006

Domestic	$36,512	$8,243	$48,074
Foreign	45,755	(19,742)	38,484

Total income (loss) before provision for income taxes	$82,267	$(11,499)	$86,558

     The provision for taxes on income consists of the following:
Thousands of Dollars	2008	2007	2006

Domestic
Taxes currently payable

Federal	$10,199	$11,257	$8,609
State and local	2,090	1,362	2,877
Deferred income taxes	(724)	(9,955)	5,044

Domestic tax provision	11,565	2,664	16,530

Foreign
Taxes currently payable	14,791	13,795	11,161
Deferred income taxes	(2,277)	(5,193)	(699)

Foreign tax provision	12,514	8,602	10,462

Total tax provision	$24,079	$11,266	$26,992

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:
Percentages	2008	2007	2006

U.S. statutory tax rate	35.0%	(35.0)%	35.0%
Depletion	(4.2)	(31.3)	(4.9)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(4.6)	(15.0)	(3.5)
Foreign restructuring and impairment losses
with no tax benefit	--	145.3	--
State and local taxes, net of Federal tax benefit	1.3	6.2	2.6
Tax credits and foreign dividends	(0.5)	6.1	0.8
Increase in valuation allowance	0.3	4.6	1.2
Impact of FIN 48	0.9	8.2	--
Other	1.1	8.9	(0.1)

Consolidated effective tax rate	29.3%	98.0%	31.1%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
Thousands of Dollars	2008	2007

Deferred tax assets:
State and local taxes	$2,073	$3,409
Accrued expenses	12,450	10,085
Deferred expenses	--	233
Net operating loss carry forwards	4,073	3,502
Pension and post-retirement benefits costs	24,022	87
Other	17,588	17,595

Total deferred tax assets	$60,206	$34,911

Thousands of Dollars	2008	2007

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$33,049	$15,689
Other	14,019	11,748

Total deferred tax liabilities	47,068	27,437

Net deferred tax (assets) liabilities	$(13,138)	$(7,474)

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:
Thousands of Dollars	2008	2007

Net deferred tax assets, current	$(5,065)	$(7,974)
Net deferred assets, long term	(8,073)	(2,039)
Net deferred tax liabilities	--	2,539

	$(13,138)	$(7,474)

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     The Company has $4.0 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $0.2 million expire in 5 years, $0.2 million expire in 7 years, $1.2 million expire over the next 15 years, and $2.4 million can be utilized over an indefinite period.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     As of the date of adoption of FIN 48, the Company had approximately $9.0 million of total unrecognized income tax benefits and $2.3 million of interest and penalties. On December 31, 2008, the Company had $10.9 million of total unrecognized tax benefits. Included in this amount were a total of $6.4 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:
(Thousands of Dollars)	2008	2007

Balance as of January 1,	$10,395	$9,035
Increases related to current year positions	2,973	1,390
Increases (decreases) related to new judgements	398	(109)
Decreases related to audit settlements	(2,204)	(397)
Other	(614)	476

Balance as of December 31,	$10,948	$10,395

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of $0.4 million of interest and penalties during 2008 and have a total accrued balance on December 31, 2008 of $2.5 million.

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

     Net cash paid for income taxes were $19.6 million, $16.8 million and $18.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 6.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $183.4 million of foreign subsidiaries' undistributed earnings as of December 31, 2008 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes. However, in the event that the entire $183.4 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $22 million.

     Net foreign currency exchange gains (losses), included in non-operating deductions in the Consolidated Statements of Income, were $1,694,000, $513,000 and $(268,000) for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7.   Inventories

     The following is a summary of inventories by major category:
Thousands of Dollars	2008	2007

Raw materials	$67,498	$41,998
Work in process	10,191	8,134
Finished goods	35,027	31,144
Packaging and supplies	21,267	22,097

Total inventories	$133,983	$103,373

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:
Thousands of Dollars	2008	2007

Land	$25,182	$21,720
Quarries/mining properties	39,596	39,123
Buildings	167,912	161,865
Machinery and equipment	959,291	975,177
Construction in progress	12,960	33,478
Furniture and fixtures and other	119,290	120,480

	1,324,231	1,351,843
Less: Accumulated depreciation and depletion	(894,638)	(862,457)

Property, plant and equipment, net	$429,593	$489,386

      Depreciation and depletion expense for the years ended December 31, 2008, 2007 and 2006 was $76.2 million, $80.4 million and $80.5 million, respectively.

Note 9.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $16.0 million for restructuring and other costs during the second half of 2007. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, of which a pension settlement loss of approximately $6.8 million related to the distribution of benefits was included. The restructuring resulted in a total workforce reduction of approximately 250 employees, of which 230 reductions have been implemented as of December 31, 2008.

     During the fourth quarter of 2008, the Company initiated an additional restructuring program by reducing the workforce by approximately 14% through a combination of permanent reductions and layoffs. Severance-related restructuring charges of $3.9 million were recorded in 2008 related to this program.

     The following table reflects components of the restructuring charges:
(millions of dollars)	2008	2007

Severance and other employee benefits	$6.1	$13.5
Pension settlement charges	6.8	--
Contract termination costs	--	1.8
Other exit costs	0.5	0.7

Total restructuring and other costs	$13.4	$16.0

     The restructuring charge in 2007 also resulted in inventory write-downs of approximately $0.2 million which were included in cost of goods sold.

     A reconciliation of the restructuring liability, as of December 31, 2008, is as follows:
(millions of dollars)	Balance as of December 31, 2007	Additional Provisions	Cash Expenditures	Other	Balance as of December 31, 2008

Severance and other employee benefits	$12.6	$6.1	$(13.2)	(0.3)	$5.2
Contract termination costs	1.8	--	(0.2)	--	1.6
Other exit costs	0.1	0.5	(0.6)	--	--

	$14.5	$6.6	$(14.0)	(0.3)	$6.8

Note 10.   Acquisitions

     In October 2006, the Company acquired all of the outstanding stock of ASMAS, an Istanbul-based Turkish producer of refractories for approximately $32.4 million in cash. The terms of the acquisition provide for an additional purchase price of up to $5 million to be paid in 2009 based upon performance criteria through 2008. The Company expects to pay $0.7 million in the first quarter of 2009.  The operations of this entity have been included in the Refractories segment of the Company's financial statements since the date of the acquisition.

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

Note 11.  Goodwill and Other Intangible Assets

   The carrying amount of goodwill was $66.4 million and $72.0 million as of December 31, 2008 and December 31, 2007, respectively. The net change in goodwill since December 31, 2006 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets included in other assets and deferred charges subject to amortization as of December 31, 2008 and December 31, 2007 were as follows:
	December 31, 2008		December 31, 2007

(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.4	$3.2	$7.9	$2.7
Customer lists	9.2	1.9	11.1	1.4
Other	0.4	0.2	0.4	0.1

	$17.0	$5.3	$19.4	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $1.4 million, $1.5 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense is $1.2 million for each of the next five years through 2013.

     Included in other assets and deferred charges is an additional intangible asset of approximately $4.0 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $1.5 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.8 million was amortized in 2008, 2007 and 2006, respectively. Estimated amortization as a reduction of sales is as follows: 2009 - $1.5 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; 2013 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

     During the fourth quarter of 2008, the Company recorded a writedown of impaired assets of $0.2 million for the closure of its satellite facility at Dryden, Canada.

     In 2007, following an in-depth strategic review of all its operations, the Company recorded a charge of $140.9 million, of which $46.9 million was reclassified to discontinued operations, as part of a program to realign its operations by consolidating operations within certain product lines and exiting certain businesses. Major components of this realignment include an exit from our Synsil® Products product line; consolidation of our Specialty PCC operations in the United States; sale of our two plants in the Midwest that process imported ore in the Processed Minerals product line; modification of our strategy for coating PCC resulting in the closure of one facility; and a slower than anticipated market penetration at our refractories facility in China resulting in an impairment of assets charge.

     The impairment charge relates to all product lines. The following table reflects the components of the impairment of assets charge included in continuing operations:

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

     Based on criteria established by SFAS No. 133, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 18 open foreign exchange contracts as of December 31, 2008.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Short-term Investments

     The composition of the Company's short-term investments are as follows:
(in thousands of dollars)	2008	2007

Short-term Investments -
Available for Sale Securities:
Short-term bank deposits	$9,258	$9,697

         There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2008 since the carrying amount approximates fair market value.

Note 15:  Fair Value of Financial Instruments

     Effective January 1, 2008, the Company adopted the provisions of SFAS 157, "Fair Value Measurements" for its financial assets and liabilities. While adoption of SFAS 157 has no material impact on its financial statements, the Company is required to provide additional disclosures. SFAS 157 defines fair value as an exchange price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are as follows:

•	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	Cost approach - amount that would be required to replace the service capacity of an asset or replacement cost.
•	Income approach - techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.

     The Company primarily applies the income approach for foreign exchange derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

     As of December 31, 2008, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 1 or Level 3, and there were no transfers in or out of Level 3 during the year ended December 31, 2008. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth by level within SFAS 157's fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Assets (Liabilities) at Fair Value as of December 31, 2008

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)

Forward exchange contracts	$--	$1,696	$--

Total	$--	$1,696	$--

Note 16.  Financial Instruments and Concentrations of Credit Risk

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2008, the Company had open foreign exchange contracts with a financial institution to purchase approximately $6.4 million of foreign currencies. These contracts range in maturity from January, 2009 to July, 2009. The fair value of these instruments was a liability of $0.4 and $0.1 million, respectively, at both December 31, 2008 and December 31, 2007.

Additionally, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2008 was an asset of $2.1 million.

     Credit risk: Substantially all of the Company's accounts receivables are due from companies in the paper, construction and steel industries. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required.

     The Company's bad debt expense (recoveries) for the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $(0.1) million and $0.4 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Long-Term Debt and Commitments

     The following is a summary of long term debt:
(thousands of dollars)	Dec. 31, 2008	Dec. 31, 2007

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Variable/Fixed Rate Industrial
Development Revenue Bonds Due March 31, 2020	--	5,000
Variable Rate Renminbi Denominated Loan Agreement
Due 2009	--	4,785
Installment obligations
Due 2013	1,421	7,886
Other borrowings	--	745

Total	101,221	118,216
Less: Current maturities	4,000	7,210

Long-term debt	$ 97,221	$111,006

The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 are tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds are dated November 1, 1994, and provide for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.53% and 3.69% for the years ended December 31, 2008 and 2007, respectively.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.53% and 3.69% for the years ended December 31, 2008 and 2007, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama. The bonds bear interest at either a variable rate or fixed rate, at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.53% and 3.69% for the years ended December 31, 2008 and 2007, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company has selected the variable rate option on these borrowings and the average interest rates were approximately 2.53% and 3.69% for the years ended December 31, 2008 and 2007, respectively.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. For the year ending December 31, 2008, $6.5 million of principal was paid on this debt. The remaining principal payment of $1.4 million will be made in 2013.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2008 and December 31, 2007 was 4.09% and 5.73%, respectively. The principal payment for both tranches is due on October 5, 2013.

     During the first quarter of 2007, the Company entered into a series of Renminbi ("RMB") denominated loan agreements through two of its consolidated joint ventures in China with Communication Bank of China, totaling RMB 60,000,000. During 2007, the Company repaid RMB 25.0 million of principal related to these loans. During 2008, the Company repaid the remaining RMB 35.0 million related to these loans. The interest rate on these loans was approximately 7.56%.

     The aggregate maturities of long-term debt are as follows: 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0; 2013 - $-- million; thereafter - $84.6 million.

     The Company had available approximately $169.8 million in uncommitted, short-term bank credit lines, of which $13.4 million was in use at December 31, 2008.

     Short-term borrowings as of December 31, 2008 and 2007 were $15.0 million and $9.5 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2008 and 2007 was 6.15% and 6.22%, respectively.

     During 2008, 2007 and 2006, respectively, the Company incurred interest costs of $5.3 million, $9.2 million and $8.9 million including $0.1 million, $0.5 million and $0.6 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 18.  Benefit Plans

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2008 and 2007 is as follows:

     Obligations and Funded Status
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$194.8	$214.5	$40.0	$44.0
Service cost	7.1	8.8	2.1	2.6
Interest cost	11.1	11.4	2.4	2.4
Actuarial (gain) loss	5.4	(24.6)	(0.3)	(7.9)
Benefits paid	(3.6)	(17.0)	(2.3)	(1.1)
Plan amendments	--	(2.1)	--	--
Settlements	(19.6)	--	--	--
Foreign exchange impact	(10.9)	3.4	--	--
Other	0.4	0.4	--	--

Benefit obligation at end of year	$184.7	$194.8	$41.9	$40.0

	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2008	2007	2008	2007

Change in plan assets
Fair value of plan assets beginning of year	$244.5	$226.3	$--	$--
Actual return on plan assets	(40.1)	8.3	--	--
Employer contributions	3.2	24.0	2.3	1.1
Plan participants' contributions	--	0.5	--	--
Benefits paid	(3.6)	(17.0)	(2.3)	(1.1)
Settlements	(19.6)	--	--	--
Foreign exchange impact	(10.9)	3.0	--	--
Other	--	2.4	--	--

Fair value of plan assets at end of year	$173.5	$244.5	$--	$--

Funded status	$(11.2)	$49.7	$(41.9)	$(40.0)

    Amounts recognized in the consolidated balance sheet consist of:
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2008	2007	2008	2007

Non-current asset	$0.5	$53.7	$--	$--
Current liability	(0.2)	--	(1.5)	(1.5)
Non-current liability	(11.5)	(4.0)	(40.4)	(38.5)

Recognized asset (liability)	$(11.2)	$49.7	$(41.9)	$(40.0)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income consist of:
	Pension Benefits		Post-retirement Benefits

Millions of Dollars	2008	2007	2008	2007

Net actuarial loss	$55.2	$24.9	$3.3	$3.6
Prior service cost	5.4	6.3	1.1	1.4

Amount recognized end of year	$60.6	$31.2	$4.4	$5.0

     The accumulated benefit obligation for all defined benefit pension plans was $168.4 million and $179.5 million at December 31, 2008 and 2007, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits

Current year actuarial gain (loss)	$(33.2)	$1.7
Amortization of actuarial (gain) loss	1.46	0.1
Amortization of prior service credit loss	0.9	0.3

Total recognized in other comprehensive income	$(30.9)	$2.1

     The components of net periodic benefit costs are as follows:
	Pension Benefits			Post-retirement Benefits

Millions of Dollars	2008	2007	2006	2008	2007	2006

Service cost	$7.1	$8.8	$7.9	$2.1	$2.6	$2.1
Interest cost	11.1	11.4	10.1	2.4	2.4	2.2
Expected return on plan assets	(17.5)	(18.8)	(15.4)	--	--	--
Amortization of prior service cost	1.5	1.5	1.0	0.6	0.5	1.0
Recognized net actuarial loss	2.3	2.8	3.2	0.2	0.8	0.2
SFAS No. 88 Settlement /curtailment
(gain) loss	7.1	0.1	(0.8)	--	--	--

Net periodic benefit cost	$11.6	$5.8	$6.0	$5.3	$6.3	$5.5

     Unrecognized prior service cost is amortized over the average remaining service period of each active employee.

     In accordance with the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits," the Company recorded a pre-tax pension settlement charge of $7.1 million relating to employees that received lump-sum distributions in connection with the restructuring program initiated in 2007. Approximately $0.3 million of this charge was included in discontinued operations.

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

     The 2009 estimated amortization of amounts in other comprehensive income are as follows:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits

Amortization of prior service cost	$1.6	$0.5
Amortization of net loss	7.5	0.2

Total costs to be recognized	$9.1	$0.7

Additional Information

     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006

Discount rate	6.30%	5.75%	5.75%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%	3.50%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2008, 2007 and 2006 are as follows:
	2008	2007	2006

Discount rate	6.20%	6.25%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%

     For 2008, 2007 and 2006, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension assets was approximately (19%) in 2008, 4% in 2007 and 10.5 in 2006.

     The Company's Plan stipulates that the maximum health care cost trend rate will be 5%.

     A one percentage-point change in assumed health care cost trend rates would have the following effects:
Millions of Dollars	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total service and interest cost components	$--	$(0.4)

Effect on postretirement benefit obligations	$--	$(3.2)

Plan Assets

     The Company's pension plan weighted average asset allocations at December 31, 2008 and 2007 by asset category are as follows:
Asset Category	2008	2007

Equity securities	11.7%	62.5%
Fixed income securities	85.7%	35.0%
Real estate	0.1%	0.2%
Other	2.5%	2.3%

Total	100%	100%

     During 2008, due to the economic crisis, the assets for all of the U.S. pension plans were moved to fixed income securities.

     The following table presents domestic and foreign pension plan assets information at December 31, 2008, 2007 and 2006 (the measurement date of pension plan assets):
	U.S. Plans			International Plans

Millions of Dollars	2008	2007	2006	2008	2007	2006

Fair value of plan assets	$132.8	$188.7	$177.9	$40.7	$55.8	$48.4

     Conributions
     The Company expects to contribute $6 million to its pension plans and $1.5 million to its other postretirement benefit plan in 2009.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:
Millions of Dollars	Pension Benefits	Other Benefits

2009	$8.4	$1.5
2010	$10.8	$1.6
2011	$11.4	$1.8
2012	$12.1	$2.0
2013	$13.9	$2.3
2014 - 2018 $	$83.1	$17.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Investment Strategies

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that dampens fluctuations in investment returns.

     We have temporarily invested our assets in fixed income securities due to the uncertainty in the markets, but have not changed our long-term strategy.

     Savings and Investment Plans

     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $3.2 million, $3.4 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes 19.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $7.5 million, $7.0 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2009 through 2013 and in aggregate thereafter are approximately $6.2 million, $3.9 million, $2.4 million, $1.3 million, $0.6 million, respectively, and $6.0 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $2.9 million at December 31, 2008.

     Total future minimum payments to be received under direct financing leases for each of the years 2009 through 2013 and the aggregate thereafter are approximately: $6.7 million, $3.5 million, $2.4 million, 1.3 million, 1.0 million and $1.1 million thereafter.

Note 20.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 307 pending silica cases and 26 pending asbestos cases. To date, 1,158 silica cases and 2 asbestos cases have been dismissed. One new asbestos case was filed in the fourth quarter of 2008. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date. We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.1 million, the majority of which has been reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. During 2008, agreement was reached with Pfizer for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, to the extent these cases allege exposure to product sold prior to the formation of the Company. During the fourth quarter, Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
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

•	Groundwater. We have completed investigations of potential groundwater contamination and have submitted a report on the investigations finding that there is no PCB contamination, but some oil contamination of the groundwater. We expect the regulators to require confirmatory long term groundwater monitoring at the site.
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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work is being undertaken pursuant to an administrative Consent Order issued by the Massachusetts Department of Environmental Protection on June 18, 2002. The Order required payment of a civil fine in the amount of $18,500, the investigation of options for ensuring that the facility's wastewater treatment ponds will not result in discharge to groundwater, and closure of a historic lime solids disposal area. The Company informed the Massachusetts Department of Environmental Protection of proposed improvements to the wastewater treatment system on June 29, 2007, and is committed to implementing the improvements by June 1, 2012. Preliminary engineering reviews indicate that the estimated cost of these upgrades to operate this facility beyond 2012 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 21.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 18,691,802 shares and 19,090,139 shares were outstanding at December 31, 2008 and 2007, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $3.8 million or $0.20 per common share were paid during 2008. In February 2009, a cash dividend of approximately $0.9 million or $0.05 per share, was declared, payable in the first quarter of 2009.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table summarizes stock option and restricted stock activity for the Plan:
		Stock Options		Restricted Stock

	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2006	849,107	1,185,765	45.15	84,755	54.20
Granted	(129,500)	79,200	54.82	50,300	54.91
Exercised/vested	--	(103,392)	39.02	(255)	39.30
Canceled	9,504	(9,504)	35.80	--	--

Balance December 31, 2006	729,111	1,152,069	46.44	134,800	55.61
Granted	(233,750)	146,100	61.19	87,650	61.27
Exercised/vested	--	(433,965)	43.01	(33,363)	55.42
Canceled	80,043	(24,489)	55.67	(55,554)	56.56

Balance December 31, 2007	575,404	839,715	50.51	133,533	58.98
Granted	(180,900)	112,300	64.47	68,600	64.06
Exercised/vested	--	(261,460)	43.97	(28,267)	56.45
Canceled	41,346	(28,774)	57.90	(12,572)	58.30

Balance December 31, 2008	435,850	661,781	55.14	161,294	61.63

Note 22.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss):
Millions of Dollars	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2006	$(2.8)	(3.0)	(0.1)	(5.9)
Current year net change	36.0	(51.3)	--	(15.3)

Balance at December 31, 2006	33.2	(54.3)	(0.1)	(21.2)
Current year net change	48.5	18.1	--	66.6

Balance at December 31, 2007	81.7	(36.2)	(0.1)	45.4
Current year net change	(49.4)	(28.8)	1.2	(77.0)

Balance at December 31, 2008	$32.3	$(65.0)	$1.1	$(31.6)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $(18.0) million, $11.2 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 23.  Accounting for Asset Retirement Obligations

     SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2008 and 2007:

Millions of Dollars
	2008	2007

Asset retirement liability, beginning of period	$12.9	$11.7
Accretion expense	0.7	0.8
Payments	(0.2)	(0.1)
Foreign currency translation	(0.4)	0.5

Asset retirement liability, end of period	$13.0	$12.9

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $12.6 million is included in other noncurrent liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Operations.

Note 24.  Non-Operating Income and Deductions
(Millions of dollars)	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006

Interest income	$4.9	$3.1	$1.8
Interest expense	(5.2)	(8.7)	(8.3)
Gain on insurance settlement	--	3.0	1.8
Foreign exchange gains (losses)	1.7	0.5	(0.3)
Other income (deductions)	(1.1)	(0.9)	(0.9)

Non-operating income (deductions), net	$0.3	$(3.0)	$(5.9)

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

Note 25.  Transaction with Former Parent Company

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the agreements, of on-site environmental conditions relating to activities prior to the closing of the initial public offering. The Company had asserted to Pfizer a number of indemnification claims pursuant to those agreements during the ten-year period following the closing of the initial public offering. Since the initial public offering, the Company has incurred and expensed approximately $6 million of environmental claims under these agreements. On January 20, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million. Such payment was recorded as additional paid-in-capital, net of its related tax effect. During 2008, agreement was reached with Pfizer providing for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, for cases alleging damages from exposure to product sold prior to the formation of the Company. During the fourth quarter, Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Segment information for the years ended December 31, 2008, 2007 and 2006 was as follows:
	2008

(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.4	$395.8	$1,112.2
Income from operations	57.0	26.3	83.3
Impairment of assets	0.2	--	0.2
Restructuring and other charges	7.7	5.7	13.4
Depreciation, depletion and amortization	64.3	15.8	80.1
Segment assets	632.4	396.1	1,028.5
Capital expenditures	18.2	11.5	29.7

	2007

(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.6	$361.1	$1,077.7
Income (loss) from operations	(20.0)	11.5	(8.5)
Impairment of assets	79.3	14.8	94.1
Restructuring and other charges	11.3	4.7	16.0
Depreciation, depletion and amortization	68.1	16.5	84.6
Segment assets	698.8	395.6	1,094.4
Capital expenditures	32.9	11.9	44.8

	2006

	Specialty Minerals	Refractories	Total

Net sales	$675.6	$347.9	$1,023.5
Income from operations	60.5	31.9	92.4
Depreciation, depletion and amortization	66.1	14.4	80.5
Segment assets	795.8	356.2	1,152.0
Capital expenditures	40.0	16.0	56.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:
(Millions of Dollars)
Income (loss) before provision for taxes on income and
minority interests and discontinued operations	2008	2007	2006

Income (loss) from operations for reportable segments	$83.3	$(8.5)	$92.4
Unallocated corporate expenses	(1.3)	--	--
Interest income	4.9	3.1	1.8
Interest expense	(5.2)	(8.7)	(8.3)
Other income (deductions)	0.6	2.6	0.7

Income (loss) before provision for taxes on income,
minority interests and discontinued operations	$82.3	$(11.5)	$86.6

Total assets	2008	2007	2006

Total segment assets	$1,028.5	$1,094.4	$1,152.0
Corporate assets	39.1	34.5	41.1

Consolidated total assets	$1,067.6	$1,128.9	$1,193.1

Capital expenditures	2008	2007	2006

Total segment capital expenditures	$29.7	$44.8	$56.0
Corporate capital expenditures	1.3	1.3	1.4

Consolidated total capital expenditures	$31.0	$46.1	$57.4

     The carrying amount of goodwill by reportable segment as of December 31, 2008 and December 31, 2007 was as follows:
	Goodwill

(Millions of Dollars)	2008	2007

Specialty Minerals	$13.4	$15.3
Refractories	53.0	56.7

Total	$66.4	$72.0

     The net change in goodwill since December 31, 2007 is primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:
(Millions of Dollars)
Net Sales	2008	2007	2006

United States	$586.5	$581.9	$592.6

Canada/Latin America	83.8	83.3	80.7
Europe/Africa	352.7	337.4	278.4
Asia	89.2	75.1	71.8

Total International	525.7	495.8	430.9

Consolidated total net sales	$1,112.2	$1,077.7	$1,023.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
(Millions of Dollars)
Long-lived assets	2008	2007	2006

United States	$296.9	$322.4	$425.2

Canada/Latin America	13.3	20.1	18.8
Europe/Africa	130.4	172.1	217.1
Asia	67.1	62.0	75.3

Total International	210.8	254.2	311.2

Consolidated total long-lived assets	$507.7	$576.6	$736.4

     The Company's sales by product category are as follows:
Millions of Dollars	2008	2007	2006

Paper PCC	$547.2	$542.0	$500.6
Specialty PCC	58.5	60.6	56.4
Talc	35.9	37.3	38.9
GCC	74.8	76.7	79.7
Refractory Products	320.8	290.5	264.6
Metallurgical Products	75.0	70.6	83.3

Net sales	$1,112.2	$1,077.7	$1,023.5

Note 27.  Quarterly Financial Data (unaudited)

     The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Millions of Dollars, Except Per Share Amounts
2008 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$153.2	$158.0	$157.2	$137.3
Processed Minerals	27.6	31.1	29.5	22.5

Specialty Minerals Segment	180.8	189.1	186.7	159.8
Refractories Segment	96.7	110.7	108.2	80.2

Net sales	277.5	299.8	294.9	240.0

Gross profit	60.7	62.3	59.4	38.0

Income from operations	27.1	28.8	23.0	3.1
Income from continuing operations	16.8	18.7	16.1	3.4
Income from discontinued operations	0.4	4.6	2.9	2.3

Net income	$17.2	$23.3	$19.0	$5.7

Earnings per share:
Basic:
Earnings per share
from continuing operations	$0.88	$0.99	$0.85	$0.19
Earnings per share
from discontinued operations	0.02	0.24	0.16	0.12

Basic earnings per share	$0.90	$1.23	$1.01	$0.31

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
2008 Quarters	First	Second	Third	Fourth

Diluted:
Earnings per share
from continuing operations	$0.88	$0.98	$0.85	$0.19
Earnings per share
from discontinued operations	0.02	0.24	0.15	0.12

Diluted earnings per share	$0.90	$1.22	$1.00	$0.31

Market price range per share of common stock:
High	$64.74	$72.42	$68.38	$59.36
Low	$52.29	$62.80	$60.73	$37.89
Close	$61.72	$64.65	$61.62	$40.90

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2007 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$148.6	$149.5	$150.3	$154.1
Processed Minerals	27.4	31.3	29.2	26.3

Specialty Minerals Segment	176.0	180.8	179.5	180.4
Refractories Segment	89.5	90.6	87.0	93.9

Net sales	265.5	271.4	266.5	274.3
Gross profit	56.5	60.1	56.3	59.6

Income (loss) from operations	22.7	26.9	(82.2)	24.1
Income (loss) continuing operations	12.6	16.1	(71.8)	17.4
Loss from discontinued operations	(1.8)	(1.7)	(33.7)	(0.6)

Net income (loss)	$10.8	$14.4	$(105.5)	$16.8

Earnings (loss) per share:
Basic:
Earnings (loss) per share
from continuing operations	$0.66	$0.84	$(3.72)	$0.90
Earnings (loss) per share
discontinued operations	(0.09)	(0.09)	(1.75)	(0.03)

Basic earnings (loss) per share	$0.57	$0.75	$(5.47)	$0.87

Diluted:
Earnings (loss) per share
from continuing operations	$0.65	$0.83	$(3.72)	$0.89
Earnings (loss) per share
from discontinued operations	(0.09)	(0.09)	(1.75)	(0.03)

Diluted earnings (loss) per share	$0.56	$0.74	$(5.47)	$0.86

Market price range per share of common stock:
High	$64.00	$68.39	$70.64	$70.91
Low	$56.80	$62.58	$63.07	$63.62
Close	$62.16	$66.95	$67.00	$66.95

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mineral Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2009

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

     The Company assessed its internal control system as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2008, its system of internal control over financial reporting was effective.

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

February 25, 2009

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and` Expenses (b)	Deductions (a)	Balance at End of Period

Year ended December 31, 2008
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,223	$159	$782	$2,600

Year ended December 31, 2007
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$4,550	$(49)	$(1,278)	$3,223

Year ended December 31, 2006
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$5,818	$377	$(1,645)	$4,550

(a)	Includes impact of translation of foreign currencies.
(b)	Provision for bad debts, net of reversal of recoveries of $0.2 million, $-- million and $0.4 million in 2008, 2007 and 2006, respectively.

S-1