Form 10-Q
period 2009-03-29
MINERALS TECHNOLOGIES INC
filed 2009-04-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

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

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 11, 2009 18,725,006

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended

(in thousands, except per share data)	March 29, 2009	March 30, 2008

Net sales	$208,259	$277,520
Cost of goods sold	175,015	216,785

Production margin	33,244	60,735

Marketing and administrative expenses	20,546	26,040
Research and development expenses	4,861	6,120
Restructuring and other costs	549	1,432

Income from operations	7,288	27,143

Non-operating deductions, net	(255)	(1,514)

Income from continuing operations before provision for taxes	7,033	25,629
Provision for taxes on income	1,952	7,945

Income from continuing operations, net of tax	5,081	17,684
Income (loss) from discontinued operations, net of tax	(88)	376

Consolidated net income	4,993	18,060

Less: Net income attributable to non-controlling interests	(836)	(853)

Net income attributable to Minerals Technologies Inc. (MTI)	4,157	17,207

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$0.23	$0.88
Income (loss) from discontinued operations attributable to MTI	(0.01)	0.02

Basic earnings per share attributable to MTI	$0.22	$0.90

Diluted:
Income from continuing operations attributable to MTI	$0.23	$0.88
Income (loss) from discontinued operations attributable to MTI	(0.01)	0.02

Diluted earnings per share attributable to MTI	$0.22	$0.90

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	18,703	19,076
Diluted	18,724	19,179

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	March 29, 2009*	December 31, 2008**

Current assets:
Cash and cash equivalents	$191,160	$181,876
Short-term investments, at cost which approximates market	10,873	9,258
Accounts receivable, net	163,909	163,475
Inventories	115,992	133,983
Prepaid expenses and other current assets	23,045	23,281
Assets held for disposal	21,954	19,674

Total current assets	526,933	531,547

Property, plant and equipment, less accumulated depreciation and depletion - March 29, 2009 - $901,553; December 31, 2008 - $894,638	411,623	429,593
Goodwill	66,071	66,414
Prepaid pension costs	500	483
Other assets and deferred charges	33,903	39,583

Total assets	$1,039,030	$1,067,620

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$10,863	$14,984
Current maturities of long-term debt	4,000	4,000
Accounts payable	63,258	67,393
Restructuring liabilities	5,511	6,840
Other current liabilities	50,079	56,902
Liabilities of assets held for disposal	1,021	734

Total current liabilities	134,732	150,853

Long-term debt	97,221	97,221
Other non-current liabilities	82,064	84,715

Total liabilities	314,017	332,789

Shareholders' equity:
Common stock	2,887	2,883
Additional paid-in capital	313,281	312,972
Retained earnings	866,824	863,601
Accumulated other comprehensive loss	(45,388)	(31,634)
Less common stock held in treasury	(436,238)	(436,238)

Total MTI shareholders' equity	701,366	711,584
Non-controlling interest	23,647	23,247

Total shareholders' equity	725,013	734,831

Total liabilities and shareholders' equity	$1,039,030	$1,067,620

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended

(thousands of dollars)	March 29, 2009	March 30, 2008

Operating Activities:

Net income	$4,157	$17,207
Income (loss) from discontinued operations	(88)	376

Income from continuing operations	4,245	16,831

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	18,389	19,734
Payments relating to restructuring activities	(1,721)	(9,421)
Tax benefits related to stock incentive programs	--	809
Other non-cash items	1,528	2,548
Net changes in operating assets and liabilities	3,311	(26,642)

Net cash provided by operating activities - continuing operations	25,752	3,859
Net cash provided by (used in) operating activities - discontinued operations	(2,169)	2,217

Net cash provided by operating activities	23,583	6,076

Investing Activities:

Purchases of property, plant and equipment	(4,546)	(10,027)
Proceeds from sale of short-term investments	--	520
Purchases of short-term investments	(1,633)	(3,105)

Net cash used in investing activities - continuing operations	(6,179)	(12,612)
Net cash used in investing activities - discontinued operations	--	(51)

Net cash used in investing activities	(6,179)	(12,663)

Financing Activities:

Repayment of long-term debt	--	(4,983)
Net proceeds (repayment) of short-term debt	(2,266)	13,366
Purchase of common shares for treasury	--	(15,986)
Proceeds from issuance of stock under option plan	--	4,988
Excess tax benefits related to stock incentive programs	--	333
Cash dividends paid	(935)	(956)

Net cash used in financing activities	(3,201)	(3,238)

Effect of exchange rate changes on cash and cash equivalents	(4,919)	7,639

Net increase (decrease) in cash and cash equivalents	9,284	(2,186)
Cash and cash equivalents at beginning of period	181,876	128,985

Cash and cash equivalents at end of period	$191,160	$126,799

Supplemental disclosure of cash flow information:
Interest paid	$435	$660

Income taxes paid	$3,153	$3,508

Non-cash financing activities:
Treasury stock purchases settled after period-end	$--	$1,997

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

     Non-controlling interests

     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests (minority interests), and net income attributable solely to the Company. In addition, noncontrolling interests, formerly termed minority interests, are considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. Prior year presentations have been restated to conform with the new statement

Note 3.  Earnings Per Share (EPS)

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended

Basic EPS (in millions, except per share data)	March 29, 2009	March 30, 2008

Income from continuing operations attributable to MTI	$4.3	$16.8
Income (loss) from discontinued operations attributable to MTI	(0.1)	0.4

Net income attributable to MTI	$4.2	$17.2

Weighted average shares outstanding	18,703	19,076

Basic earnings per share from continuing operations attributable to MTI	$0.23	$0.88
Basic earnings (loss) per share from discontinued operations attributable to MTI	(0.01)	0.02

Basic earnings per share attributable to MTI	$0.22	$0.90

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended

Diluted EPS (in millions, except per share data)	March 29, 2009	March 30, 2008

Income from continuing operations attributable to MTI	$4.3	$16.8
Income (loss) from discontinued operations attributable to MTI	(0.1)	0.4

Net income	$4.2	$17.2

Weighted average shares outstanding	18,703	19,076
Dilutive effect of stock options and stock units	21	103

Weighted average shares outstanding, adjusted	18,724	19,179

Diluted earnings per share from continuing operations attributable to MTI	$0.23	$0.88
Diluted earnings (loss) per share from discontinued operations
attributable to MTI	(0.01)	0.02

Diluted earnings per share attributable to MTI	$0.22	$0.90

     The weighted average diluted common shares outstanding for the three-months ended March 29, 2009 and March 30, 2008 excludes the dilutive effect of 799,716 and 315,799 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

Note 4.   Discontinued Operations

     During the fourth quarter of 2007, the Company exited its Synsil® Products product line and reclassified such operations as discontinued. Additionally, the Company reclassified to discontinued operations its two Midwest plants located in Mt. Vernon, Indiana and Wellsville, Ohio. These operations were part of the Company's Specialty Minerals segment. During 2008, the Company sold its idle Synsil operations and its facility in Wellsville, Ohio. The remaining assets of the Mt. Vernon operations are held for disposal.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.
	Three Months Ended

Thousands of Dollars	March 29, 2009	March 30, 2008

Net sales	$3.3	$6.3

Production margin	0.1	0.7

Expenses	0.2	0.2

Restructuring and other costs	--	(0.1)

Income (loss) from operations	$(0.1)	$0.6

Provision for taxes on income	$--	$0.2

Income (loss) from discontinued operations, net of tax	$(0.1)	$0.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The major classes of assets and liabilities held for disposal in the consolidated balance sheets are as follows:
Millions of Dollars	March 29, 2009	Dec. 31, 2008

Assets:
Accounts receivable	$1.5	$1.3
Inventories	6.6	7.2
Property, plant and equipment, net	9.8	9.8
Goodwill	0.8	0.8
Prepaid expense	3.3	0.6

Assets held for disposal	$22.0	$19.7

Liabilities:
Accounts payable	$0.8	$0.6
Accrued liabilities	0.2	0.1

Liabilities of assets held for disposal	$1.0	$0.7

Note 5.   Income Taxes

     As of March 29, 2009, the Company had approximately $8.0 million of total unrecognized income tax benefits. Included in this amount were a total of $6.4 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of approximately $0.6 million during the first three months of 2009, and has an accrued balance of $1.9 million of interest and penalties accrued as of March 29, 2009.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:
(millions of dollars)	March 29, 2009	December 31, 2008

Raw materials	$53,464	$67,498
Work-in-process	9,114	10,191
Finished goods	32,585	35,027
Packaging and supplies	20,829	21,267

Total inventories	$115,992	$133,983

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The carrying amount of goodwill was $66.1 million and $66.4 million as of March 29, 2009 and December 31, 2008, respectively. The net change in goodwill since January 1, 2009 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of March 29, 2009 and December 31, 2008 were as follows:
	March 29, 2009		December 31, 2008

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$7.2	$3.4	$7.4	$3.2
Customer lists	8.7	1.9	9.2	1.9
Other	0.4	0.2	0.4	0.2

	$16.3	$5.5	$17.0	$5.3

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $1.2 million for each of the next five years through 2013.

     Included in other assets and deferred charges is an intangible asset of approximately $3.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.5 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the first quarter of 2009. Estimated amortization as a reduction of sales is as follows: remainder of 2009 - $1.1 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; 2013 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.   Restructuring Costs

     Following an in-depth review of all our operations and development of a new strategic focus, the Company recorded a pre-tax charge of $16.0 million for restructuring and other costs during the second half of 2007. This charge consists of severance and other employee benefit costs, contract termination costs and other exit costs. Restructuring costs of $9.5 million were recorded in 2008 as part of this program, including a $6.8 million pension settlement loss related to the distribution of benefits.

     In the fourth quarter of 2008, the Company initiated an additional restructuring program through permanent reductions and layoffs. A restructuring charge of $3.9 million was recorded in the fourth quarter of 2008. Additional restructuring costs of $0.5 million were recorded in the first quarter of 2009 associated with this program. The restructuring will result in a total workforce reduction of approximately 475 employees, of which approximately 400 reductions have been implemented as of March 29, 2009.

     A reconciliation of the restructuring liability, as of March 29, 2009, is as follows:
(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of March 29, 2009

Severance and other employee benefits	$5.2	$0.4	$(1.7)	$3.9
Contract termination costs	1.6	--	--	1.6
Other exit costs	--	0.1	(0.1)	--

	$6.8	$0.5	$(1.8)	$5.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	March 29, 2009	December 31, 2008

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50,000	$50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4,000	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations	1,421	1,421

Total	101,221	101,221
Less: Current maturities	4,000	4,000

Long-term debt	$97,221	$97,221

     As of March 29, 2009, the Company had $168.5 million of uncommitted short-term bank credit lines, of which approximately $10.9 million were in use.

Note 10.  Pension Plans

     The Company and its subsidiaries have pension plans covering substantially all eligible employees on a contributory or non-contributory basis.

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended

	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008

Service cost	$1.8	$2.2	$0.4	$0.6
Interest cost	3.0	3.3	0.5	0.6
Expected return on plan assets	(3.6)	(5.3)	--	--
Amortization:
Prior service cost	1.9	0.4	0.1	0.1
Recognized net actuarial loss	0.4	0.6	--	0.1

Net periodic benefit cost	$3.5	$1.2	$1.0	$1.4

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $6 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2009. As of March 29, 2009, $0.5 million has been contributed to the pension fund and approximately $0.3 million has been contributed to the post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended

(millions of dollars)	March 29, 2009	March 30, 2008

Consolidated net income	$5.0	$18.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15.5)	19.2
Pension and postretirement plan adjustments	1.5	0.6
Cash flow hedges:
Net derivative gains arising during the period	0.2	0.2

Comprehensive income (loss)	(8.8)	38.0
Comprehensive income attributable to
non-controlling interest	(0.8)	(0.8)

Comprehensive income (loss) attributable to MTI	$(9.6)	$37.2

     The components of accumulated other comprehensive income, net of related tax, are as follows:
(millions of dollars)	March 29, 2009	December 31, 2008

Foreign currency translation adjustments	$16.8	$32.3
Unrecognized pension costs	(63.5)	(65.0)
Net gain (loss) on cash flow hedges	1.3	1.1

Accumulated other comprehensive gain	$(45.4)	$(31.6)

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

     The following is a reconciliation of asset retirement obligations as of March 29, 2009:
(millions of dollars)

Asset retirement liability, December 31, 2008	$13.0
Accretion expense	0.1
Foreign currency translation	(0.1)

Asset retirement liability, March 29, 2009	$13.0

     Approximately $0.4 million is included in other current liabilities and $12.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2009.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Non-Operating Deductions, Net
	Three Months Ended

(millions of dollars)	March 29, 2009	March 30, 2008

Interest income	$0.8	$1.1
Interest expense	(0.9)	(1.5)
Foreign exchange losses	--	(0.8)
Other deductions	(0.2)	(0.3)

Non-operating deductions, net	$(0.3)	$(1.5)

Note 14.  Segment and Related Information

     Segment information for the three-month periods ended March 29, 2009 and March 30, 2008 was as follows:
	Net Sales

(millions of dollars)	Three Months Ended

	March 29, 2009	March 30, 2008

Specialty Minerals	$143.6	$180.8
Refractories	64.7	96.7

Total	$208.3	$277.5

	Income (Loss) from Operations

	Three Months Ended

	March 29, 2009	March 30, 2008

Specialty Minerals	$9.8	$18.4
Refractories	(2.2)	8.8

Total	$7.6	$27.2

     Included in income from operations for the Specialty Minerals segment for the three-month period ended March 29, 2009 and March 28, 2008 were restructuring costs of $0.3 million and $1.1 million, respectively.

         Included in income (loss) from operations for the Refractories segment for the three-month period ended March 29, 2009 and March 28, 2008 were restructuring costs of $0.2 million and $0.3 million, respectively.

     The carrying amount of goodwill by reportable segment as of March 29, 2009 and December 31, 2008 was as follows:
	Goodwill

	Three Months Ended

	March 29, 2009	December 31, 2008

Specialty Minerals	$13.4	$13.4
Refractories	52.7	53.0

Total	$66.1	$66.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income from continuing operations before provision for taxes on income:	Three Months Ended

	March 29, 2009	March 30, 2008

Income from operations for reportable segments	$7.6	$27.2
Unallocated corporate expenses	(0.3)	(0.1)

Consolidated income from operations	7.3	27.1
Non-operating deductions	(0.3)	(1.5)

Income from continuing operations
before provision for taxes on income	$7.0	$25.6

     The Company's sales by product category are as follows:
	Three Months Ended

	March 29, 2009	March 30, 2008

Paper PCC	$112.5	$137.9
Specialty PCC	10.6	15.3
Talc	6.6	9.2
Ground Calcium Carbonate	13.9	18.4
Refractory Products	53.5	79.1
Metallurgical Products	11.2	17.6

Net sales	$208.3	$277.5

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of March 29, 2009, and the related condensed consolidated statements of income for the three-month periods ended March 29, 2009 and March 30, 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended March 29, 2009 and March 30, 2008. These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 27, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended

	March 29, 2009	March 30, 2008

Net sales	100.0%	100.0%
Cost of goods sold	84.0	78.1

Production margin	16.0	21.9

Marketing and administrative expenses	9.9	9.4
Research and development expenses	2.3	2.2
Restructuring and other costs	0.3	0.5

Income from operations	3.5	9.8

Net income attributable to MTI	2.0%	6.2%

Executive Summary

     Consolidated sales for the first quarter of 2009 declined 25% from the prior year to $208.3 million from $277.5 million. Foreign exchange had an unfavorable impact on sales growth of approximately $14.7 million or 5 percentage points of decline. Income from operations declined 73% to $7.3 million in the first quarter of 2009 from $27.1 million in the first quarter of 2008. Included in operating income for the first quarter of 2009 and 2008 are restructuring costs of $0.5 million and $1.4 million, respectively. Income from continuing operations declined 75% to $4.2 million as compared to $16.8 million in the prior year. Net income was $4.2 million as compared to $17.2 million in the prior year.

The Company continues to be affected by weak demand in the end markets we serve -- paper, steel, construction and automotive. This market weakness has caused a significant drop in demand for our products. The benefits derived from our announced restructuring programs, the contractual recovery of raw material increases in the PCC product line, and overall expense reduction initiatives were more than offset by the volume declines experienced in all product lines. The Company continues to take the necessary measures to manage through the worldwide economic recession through our cash conservation and cost containment strategies implemented in the fourth quarter of 2008.

    We continue to face uncertainty in the economic environment as a result of the worldwide recession. However, as a result of 2007 initiatives to restructure and realign our business, which we continued in 2008, and due to our strong balance sheet and cash flow, the Company believes it is in a strong position to manage through these difficult and uncertain times.

     We face some significant risks and challenges in the future:
•

Our global business could continue to be adversely affected by decreases in economic activity. U.S. steel production is at its lowest levels since the mid 1980's at 1.0 million tons per week, approximately 50% of production levels experienced in the first three quarters of 2008. In the Paper industry, production levels for printing and writing papers within North America, our largest market, were down 25% as compared with last year. Housing starts are at 24 year lows with the February 2009 annualized rate at 583,000 units, as compared to 2.1 million units in 2005. In the automotive industry, light vehicle sales in the U.S. were down 38% in the first quarter of 2009 as compared to the first quarter of 2008.

•	The ongoing tightening of credit in the financial markets could adversely affect the ability of our customers and/or our suppliers to obtain financing.
•

The industries we serve, particularly paper, steel, construction and automotive have been adversely affected by the global economic climate. Some of our customers may experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•	Consolidations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on the Company.
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us.
•	Our filler-fiber composite technology continues in development through customer trials, but has yet to be proven on a long-term commercial scale.
•

We are subject to volatility in pricing and supply availability of our key raw materials used in our Paper PCC product line and Refractory product line. Our ability to recover increased costs is uncertain and may become more difficult in this economic environment.

•	We continue to rely upon Chinese suppliers for the majority of our supply of magnesium oxide in the Refractories segment which may be subject to uncertainty in availability and cost.
•	The results of our Processed Minerals and Specialty PCC product lines are subject to fluctuations in energy costs.
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

     During the third quarter of 2008, Katahdin Paper Company shut down indefinitely one of its paper machines in Millinocket, Maine, due to increased energy costs. The Company's satellite PCC facility has also shut down indefinitely in conjunction with the paper machine shut down. Katahdin Paper Company is evaluating the possibility of installing a biomass boiler. If the Millinocket mill does not resume operations, the Company would incur an impairment of assets charge of approximately $7.0 million.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further growth of the Company's PCC coating product sales using the satellite model.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets through our manufacturing facilities in China and Turkey, both within the Refractories segment.

Results of Operations

Sales
(millions of dollars)	First Quarter 2009	% of Total Sales	Growth	First Quarter 2008	% of Total Sales
Net Sales

U.S	$112.2	53.8%	(24)%	$148.5	53.5%
International	96.1	46.2%	(26)%	129.0	46.5%

Net sales	$208.3	100.0%	(25)%	$277.5	100.0%

Paper PCC	$112.5	54.0%	(18)%	$137.9	49.7%
Specialty PCC	10.6	5.1%	(31)%	15.3	5.5%

PCC Products	$123.1	59.1%	(20)%	$153.2	55.2%

Talc	$6.6	3.2%	(28)%	$9.2	3.3%
Ground Calcium Carbonate	13.9	6.7%	(24)	18.4	6.6%

Processed Minerals Products	$20.5	9.8%	(26)%	$27.6	9.9%

Specialty Minerals Segment	$143.6	68.9%	(21)%	$180.8	65.1%

Refractory Products	$53.5	25.7%	(32)%	$79.1	28.5%
Metallurgical Products	11.2	5.4%	(36)%	17.6	6.4%

Refractories Segment	$64.7	31.1%	(33)%	$96.7	34.9%

Net sales	$208.3	100.0%	(25)%	$277.5	100.0%

     Worldwide net sales in the first quarter of 2009 declined 25% from the previous year to $208.3 million. Foreign exchange had an unfavorable impact on sales of approximately $14.7 million or 5 percentage points. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, declined 21% to $143.6 million compared with $180.8 million for the same period in 2008. Sales in the Refractories segment declined 33% from the previous year to $64.7 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, declined 20% in the first quarter to $123.1 million from $153.2 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 6 percentage points. Unit volumes declined in both product lines. Paper PCC sales declined 18% to $112.5 million in the first quarter of 2009 from $137.9 million in the prior year. Paper PCC volumes declined 18% with weakness in all markets due to worldwide economic conditions. Sales of Specialty PCC declined 31% to $10.6 million from $15.3 million in the prior year.

     Net sales of Processed Minerals products declined 26% in the first quarter to $20.5 million from $27.6 million in the first quarter of 2008 due to decreased volumes. This product line continues to be affected by weakness in the residential and commercial construction markets and the automotive market. Volumes have declined 26% from the prior year.

     Net sales in the Refractories segment in the first quarter of 2009 declined 33% to $64.7 million from $96.7 million in the prior year. Sales of refractory products and systems to steel and other industrial applications declined 32 percent to $53.5 million from $79.1 million. Sales of metallurgical products within the Refractories segment decreased 36 percent to $11.2 million as compared with $17.6 million in the same period last year. The declines in all product lines in this segment are driven by lower volumes globally.

     Net sales in the United States declined 24% to $112.2 million in the first quarter of 2009. International sales in the first quarter of 2009 declined 26% to $96.1 million from $129.0 million, primarily due to lower worldwide volumes and to the unfavorable effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Cost of goods sold	$175.0	$216.8	(19)%
Marketing and administrative	$20.5	$26.0	(21)%
Research and development	$4.9	$6.1	(20)%
Restructuring and other costs	$0.5	$1.4	(64)%

     Cost of goods sold was 84.0% of sales compared with 78.1% of sales in the prior year. In the Specialty Minerals segment, production margin decreased 37% as compared with 21% decline in sales. This segment has been affected by weakness in the Processed Minerals product line, additional volume loss in the Paper PCC product line due to permanent and temporary shutdowns in the paper industry, price concessions in the Paper PCC product line and raw material cost increases in Paper PCC. This was partially offset by the contractual recovery of raw material costs in Paper PCC, the benefits of the restructuring program and manufacturing cost savings initiatives. In the Refractories segment, production margin declined 57% as compared with the 33% decline in sales. This segment has been affected by significant volume declines and higher costs of raw materials.

     Marketing and administrative costs decreased 21% in the first quarter to $20.5 million from $26.0 million in the prior year, and represented 9.9% of net sales as compared with 9.4% of net sales in the prior year. The reduction in cost was due to the benefits of the restructuring program and other cost saving initiatives.

     Research and development expenses decreased 20% to $4.9 million and represented 2.3% of net sales as compared with 2.2% of net sales in the prior year. This reduction in cost was due to lower trial expenses and general cost saving initiatives.

     Restructuring and other costs during the first quarter of 2009 were $0.5 million and primarily related to additional provisions for severance and other employee benefits. Restructuring costs were $1.4 million in the first quarter of the prior year.
Income from Operations (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Income from operations	$7.3	$27.1	(73)%

     The Company recorded income from operations in the first quarter of 2009 of $7.3 million, a 73% decline as compared income from operations of $27.1 million in the prior year. Included in income from operations are restructuring charges of $0.5 million and $1.4 million for the first quarter 2009 and 2008, respectively.

     Income from operations in the first quarter of 2009 for the Specialty Minerals segment was $9.8 million, as compared to income from operations of $18.4 million in the prior year. Operating loss for the Refractories segment was $2.2 million, as compared to operating income of $8.8 million in the prior year.

Non-Operating Deductions (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Non-operating deductions, net	$(0.3)	$(1.5)	(83)%

     In the first quarter of 2009, net non-operating deductions decreased $1.2 million to $0.3 million. This decrease was primarily attributable to lower interest expense due to lower interest rates and reduced debt levels. In addition, there were foreign exchange losses of $0.8 million recorded in the first quarter of 2008.

Provision for Taxes on Income (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Provision for taxes on income	$2.0	$7.9	(75)%

     The full year effective tax rate is expected to be approximately 27.75% as compared with 31.0% in the prior year. This reduction was primarily due to a change in the geographic mix of earnings.

Income from Continuing Operations, Net of Tax (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Income from continuing operations,
net of tax	$5.1	$17.7	(71)%

     The Company recorded income from continuing operations, net of tax, of $5.1 million as compared with $17.7 million in the prior year.
Income (Loss) from Discontinued Operations (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Income (loss) from discontinued operations	$(0.1)	$0.4	*	%

     * Percentage not meaningful

     In the first quarter of 2009 the Company recognized a loss from discontinued operations of $0.1 million as compared with income in the prior year of $0.4 million.

Net Income attributable to MTI (millions of dollars)	First Quarter 2009	First Quarter 2008	Growth

Net income attributable to MTI	$4.2	$17.2	(76)%

     Net income attributable to MTI was $4.2 million in the first quarter of 2009 as compared with income of $17.2 million in the prior year. Diluted earnings per common share were $0.22 per share in the first quarter of 2009 as compared with earnings per common share of $0.90 per share in the prior year.

Liquidity and Capital Resources

     Cash flows in the first three months of 2009 provided from operations were applied principally to fund capital expenditures, repay short-term debt and pay the Company's dividend to common shareholders. Cash provided from operating activities amounted to $23.6 million in the first three months of 2009 as compared with $6.1 million for the same period last year. The increase in cash provided from operations was due to lower payments related to restructuring activities in 2009 as compared with first quarter 2008. Additionally, we had a decrease in working capital when compared with the prior year. Working capital is defined as trade accounts receivable, trade accounts payable and inventories. The working capital decrease was primarily due to a decrease in raw material inventories. Our inventory levels decreased from year-end levels particularly in the Refractories segment. In 2008, the Company had accelerated purchases of higher priced raw materials imported from China to avoid potential supply interruptions.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of March 29, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.

     On April 24, 2009, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     We have $168.5 million in uncommitted short-term bank credit lines, of which $10.9 million were in use at March 29, 2009. We anticipate that capital expenditures for 2009 should approximate $50 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; 2013 - $75 million; thereafter - $9.6 million.

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

Recently Issued Accounting Standards

     In December 2008, The FASB issued FSP FAS 132(R) - 1, "Employer's Disclosure about Postretirement Benefit Plan Assets" which will require more detailed disclosures about employers' pension plan assets. The new disclosure requirement will require additional information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard amends disclosure requirements for periods ending after December 15, 2009.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." This statement amends the disclosure requirements under SFAS 133 and requires companies with derivative instruments to provide enhanced disclosures that would enable financial statement users to understand how derivative instruments affect a company's financial position, financial performance and cash flows. This statement is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company adopted this pronouncement as of January 1, 2009.

     In February 2008, the FASB issued FSP FAS 157-1, "Application of FASB No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 excludes fair value measurements for purposes of lease classification or measurement under FASB Statement 13 from the fair value measurement under FASB Statement 157. FSP 157-2 deferred the effective date of Statement 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

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

     In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("Statement No. 160"). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 has not materially impacted the Company's consolidated financial position and results of operations.

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

     We have open forward exchange contracts to purchase approximately $5.8 million of foreign currencies as of March 29, 2009. The contracts mature between April 2009 and July 2009. The fair value of these instruments at March 29, 2009 was a liability of $0.3 million.

     In 2008 the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at March 29, 2009 was an asset of $2.5 million.

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

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of March 29, 2009, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2008 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 28	--	$--	615,674	$37,165,023

January 29 - February 27	--	$--	615,674	$37,165,023

February 28 - March 29	--	$--	615,674	$37,165,023

Total	--	$--

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period. As of March 29, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.

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

April 27, 2009