Form 10-Q
period 2009-06-28
MINERALS TECHNOLOGIES INC
filed 2009-07-31
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11430

--

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter).1.2

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (𨵀.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	NO __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 19, 2009 18,729,060

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended		Six Months Ended

	(in thousands, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

	Net sales	$208,598	$299,794	$416,857	$577,314
	Cost of goods sold	176,192	237,512	351,207	454,297

	Production margin	32,406	62,282	65,650	123,017

	Marketing and administrative expenses	22,591	26,590	43,137	52,630
	Research and development expenses	4,364	6,014	9,225	12,134
	Impairment of assets	37,516	--	37,516	--
	Restructuring and other costs	9,553	899	10,102	2,331

	Income (loss) from operations	(41,618)	28,779	(34,330)	55,922

	Non-operating deductions, net	(3,535)	(724)	(3,790)	(2,238)

	Income (loss) from continuing operations before provision for taxes	(45,153)	28,055	(38,120)	53,684
	Provision (benefit) for taxes on income (loss)	(8,632)	8,653	(6,680)	16,598

	Income (loss) from continuing operations, net of tax	(36,521)	19,402	(31,440)	37,086
	Income (loss) from discontinued operations, net of tax	(3,524)	4,646	(3,612)	5,022

	Consolidated net income (loss)	(40,045)	24,048	(35,052)	42,108

Less:	Net income attributable to noncontrolling interests	(862)	(713)	(1,698)	(1,566)

	Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$(40,907)	$23,335	$(36,750)	$40,542

	Earnings (Loss) per share:

	Basic:
	Income (loss) from continuing operations attributable to MTI	$(1.99)	$0.99	$(1.77)	$1.87
	Income (loss) from discontinued operations attributable to MTI	(0.19)	0.24	(0.19)	0.26

	Basic earnings (loss) per share attributable to MTI	$(2.18)	$1.23	$(1.96)	$2.13

	Diluted:
	Income (loss) from continuing operations attributable to MTI	$(1.99)	$0.98	$(1.77)	$1.86
	Income (loss) from discontinued operations attributable to MTI	(0.19)	0.24	(0.19)	0.26

	Diluted earnings (loss) per share attributable to MTI	$(2.18)	$1.22	$(1.96)	$2.12

	Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

	Shares used in computation of earnings per share:

	Basic	18,728	18,937	18,715	19,006
	Diluted	18,728	19,065	18,715	19,114

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	June 28, 2009*	December 31, 2008**

Current assets:
Cash and cash equivalents	$226,735	$181,876
Short-term investments, at cost which approximates market	13,960	9,258
Accounts receivable, net	166,110	163,475
Inventories	99,525	133,983
Prepaid expenses and other current assets	27,367	23,281
Assets held for disposal	17,461	19,674

Total current assets	551,158	531,547

Property, plant and equipment, less accumulated depreciation and depletion - June 28, 2009 - $838,800; December 31, 2008 - $894,638	373,976	429,593
Goodwill	67,830	66,414
Prepaid pension costs	552	483
Other assets and deferred charges	21,117	39,583

Total assets	$1,014,633	$1,067,620

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$9,499	$14,984
Current maturities of long-term debt	4,000	4,000
Accounts payable	62,580	67,393
Restructuring liabilities	12,628	6,840
Other current liabilities	46,478	56,902
Liabilities of assets held for disposal	793	734

Total current liabilities	135,978	150,853

Long-term debt	97,221	97,221
Other non-current liabilities	54,434	84,715

Total liabilities	287,633	332,789

Shareholders' equity:
Common stock	2,887	2,883
Additional paid-in capital	314,785	312,972
Retained earnings	824,981	863,601
Accumulated other comprehensive loss	(4,604)	(31,634)
Less common stock held in treasury	(436,238)	(436,238)

Total MTI shareholders' equity	701,811	711,584
Non-controlling interest	25,189	23,247

Total shareholders' equity	727,000	734,831

Total liabilities and shareholders' equity	$1,014,633	$1,067,620

* Unaudited
** Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended

(thousands of dollars)	June 28, 2009	June 29, 2008

Operating Activities:

Consolidated net income (loss)	$(35,052)	$42,108
Income (loss) from discontinued operations	(3,612)	5,022

Income (loss) from continuing operations	(31,440)	37,086

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	37,105	40,837
Impairment of assets	37,516	--
Payments relating to restructuring activities	(4,339)	(11,800)
Tax benefits related to stock incentive programs	--	1,643
Other non-cash items	(5,190)	4,028
Net changes in operating assets and liabilities	29,742	(35,677)

Net cash provided by continuing operations	63,394	36,117
Net cash provided by (used in) discontinued operations	(561)	2,003

Net cash provided by operating activities	62,833	38,120

Investing Activities:

Purchases of property, plant and equipment	(9,365)	(19,906)
Proceeds from sale of short-term investments	--	520
Purchases of short-term investments	(3,669)	(4,076)

Net cash used in investing activities - continuing operations	(13,034)	(23,462)
Net cash provided by investing activities -
discontinued operations	--	7,440

Net cash used in investing activities	(13,034)	(16,022)

Financing Activities:

Repayment of long-term debt	--	(16,845)
Net proceeds (repayment) of short-term debt	(3,918)	9,988
Purchase of common shares for treasury	--	(23,717)
Proceeds from issuance of stock under option plan	--	10,921
Excess tax benefits related to stock incentive programs	--	610
Cash dividends paid	(1,871)	(1,904)

Net cash used in financing activities	(5,789)	(20,947)

Effect of exchange rate changes on cash and
cash equivalents	849	8,843

Net increase in cash and cash equivalents	44,859	9,994
Cash and cash equivalents at beginning of period	181,876	128,985

Cash and cash equivalents at end of period	$226,735	$138,979

Supplemental disclosure of cash flow information:
Interest paid	$2,039	$2,755

Income taxes paid	$5,827	$11,378

Non-cash financing activities:
Treasury stock purchases settled after period-end	$--	$297

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended		Six Months Ended

Basic EPS (in millions, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Income (loss) from continuing operations
attributable to MTI	$(37.4)	$18.7	$(33.1)	$35.5
Income (loss) from discontinued operations
attributable to MTI	(3.5)	4.6	(3.6)	5.0

Net income (loss) attributable to MTI	$(40.9)	$23.3	$(36.7)	$40.5

Weighted average shares outstanding	18,728	18,937	18,715	19,006

Basic earnings (loss) per share from continuing operations
attributable to MTI	$(1.99)	$0.99	$(1.77)	$1.87
Basic earnings (loss) per share from discontinued operations
attributable to MTI	(0.19)	0.24	(0.19)	0.26

Basic earnings (loss) per share attributable to MTI	$(2.18)	$1.23	$(1.96)	$2.13

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended		Six Months Ended

Diluted EPS (in millions, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Income (loss) from continuing operations
attributable to MTI	$(37.4)	$18.7	$(33.1)	$35.5
Income (loss) from discontinued operations
attributable to MTI	(3.5)	4.6)	(3.6)	5.0

Net income (loss) attributable to MTI	$(40.9)	$23.3	$(36.7)	$40.5

Weighted average shares outstanding	18,728	18,937	18,715	19,006
Dilutive effect of stock options and stock units	--	128	--	108

Weighted average shares outstanding, adjusted	18,728	19,065	18,715	19,114

Diluted earnings (loss) per share from continuing operations
attributable to MTI	$(1.99)	$0.98	$(1.77)	$1.86
Diluted earnings (loss) per share from discontinued operations
attributable to MTI	(0.19)	0.24)	(0.19)	0.26

Diluted earnings (loss) per share attributable to MTI	$(2.18)	$1.22	$(1.96)	$2.12

     The weighted average diluted common shares outstanding for the three-month and six-month periods ended June 28, 2009 excludes stock options and restricted stock, as inclusion of these would be anti-dilutive. During the three-month and six-month periods ended June 28, 2009, approximately 9,000 and 11,000 common equivalent shares, respectively, were not included in the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, options to purchase 773,589 shares of common stock for the three month and six month periods ended June 28, 2009 were not included in the computation of diluted earnings per share. Options to purchase 240,300 shares of common stock for the three month and six month periods ended June 29, 2008 were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Discontinued Operations

     In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all of its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines.  As a part of this restructuring, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The remaining assets of these operations are held for disposal. During the second quarter of 2008, the Company sold two of its idle Synsil operations in Chester, South Carolina and Woodville, Ohio for approximately $7.5 million. This resulted in a pre-tax gain of approximately $6.5 million ($4.3 million after-tax). During the second quarter of 2009 the Company recorded impairment of asset charges of $3.5 million, net of tax, to recognize the lower market value of its Mt. Vernon, Indiana facility. The Company expects the sale of the remaining assets to be completed during 2009. The Company does not anticipate the ongoing operating cash flows of these operations to be significant.

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
	Three Months Ended		Six Months Ended

Millions of Dollars	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net sales	$4.5	$6.4	$7.8	$12.7

Production margin	0.2	0.7	0.3	1.5

Expenses	0.2	0.2	0.4	0.5

Impairment of assets	5.6		5.6

Restructuring and other costs (reversals)	--	(0.2)	--	(0.3)

Gain on sale of assets	--	6.5	--	6.5

Income (loss) from operations	$(5.6)	$7.2	$(5.7)	$7.8

Provision (benefit) for taxes on income	$(2.1)	$2.6	$(2.1)	$2.8

Income (loss) from discontinued operations, net of tax	$(3.5)	$4.6	$(3.6)	$5.0

     The major classes of assets and liabilities held for disposal in the consolidated balance sheets are as follows:

Millions of Dollars	June 28, 2009	Dec. 31, 2008

Assets:
Accounts receivable	$2.4	$1.3
Inventories	7.2	7.2
Property, plant and equipment, net	5.0	9.8
Goodwill	--	0.8
Prepaid expense	0.8	0.6
Deferred tax asset	2.1	--

Assets held for disposal	$17.5	$19.7

Liabilities:
Accounts payable	$0.6	$0.6
Accrued liabilities	0.2	0.1

Liabilities of assets held for disposal	$0.8	$0.7

Note 5.   Income Taxes

     As of June 28, 2009, the Company had approximately $7.8 million of total unrecognized income tax benefits. Included in this amount were a total of $6.3 million of unrecognized income tax benefits that if recognized would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy prior to the adoption of FIN 48 and upon the adoption of FIN 48 is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued approximately $0.1 million and $(0.5) million during the second quarter and first half of 2009, respectively, and has an accrued balance of $2.0 million of interest and penalties accrued as of June 28, 2009.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	June 28, 2009	December 31, 2008

Raw materials	$44.0	$67.5
Work-in-process	8.6	10.2
Finished goods	26.5	35.0
Packaging and supplies	20.4	21.3

Total inventories	$99.5	$134.0

Note 7.  Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.

     The carrying amount of goodwill was $67.8 million, and $66.4 million as of June 28, 2009 and December 31, 2008, respectively. The net change in goodwill since January 1, 2009 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of June 28, 2009 and December 31, 2008 were as follows:

	June 28, 2009		December 31, 2008

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.9	$3.6	$7.4	$3.2
Customer lists	2.7	1.0	9.2	1.9
Other	--	--	0.4	0.2

	$9.6	$4.6	$17.0	$5.3

     In the second quarter of 2009, the Company recorded a $6.0 million impairment charge for customer list intangible assets from its 2006 acquisition in Turkey.

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Estimated amortization expense is $0.6 million for each of the next five years through 2013.

     Included in other assets and deferred charges is an intangible asset of approximately $3.2 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities. In addition, a current portion of $1.5 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million was amortized in the second quarter of 2009. Estimated amortization as a reduction of sales is as follows: remainder of 2009 - $0.7 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; 2013 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Restructuring Costs

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consists of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, of which 240 reductions have been implemented as of June 28, 2009.

      A reconciliation of the restructuring liability for this program, as of June 28, 2009, is as follows:

2007 Restructuring Program

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of June 28, 2009

Severance and other employee benefits	$1.7	$0.1	$(0.6)	$1.2
Contract termination costs	1.6	--	--	1.6

	$3.3	$0.1	$(0.6)	$2.8

      Approximately $0.6 million and $2.2 million in severance payments were paid in the second quarter of 2009 and 2008, respectively. A restructuring liability of $2.8 million remains at June 28, 2009. Such amounts will be funded from operating cash flows and we expect the program to be completed in 2009.

     In the fourth quarter of 2008 as a result of the worldwide economic downturn and the resulting impact on our sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program.

     A reconciliation of the restructuring liability for this program, as of June 28, 2009, is as follows:

2008 Restructuring Program

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of June 28, 2009

Severance and other employee benefits	$3.5	$1.0	$(3.6)	$0.9
Other exit costs	--	0.1	(0.1)	--

	$3.5	$1.1	$(3.7)	$0.9

Approximately $1.9 million in severance payments was paid in the second quarter of 2009. The remaining liability of $0.9 million will be paid from cash flow from operations and the program is expected to be completed in 2009.

In the second quarter of 2009, the Company initiated a program to improve efficiencies through the consolidation of manufacturing operations and reduction of costs.

     The restructuring program will reduce the current workforce by approximately 200 employees worldwide. This reduction in force relates to plant consolidations as well as a streamlining of the corporate and divisional management structures to operate more efficiently.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A reconciliation of the restructuring liability for this program, as of June 28, 2009, is as follows:

2009 Restructuring Program

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of June 28, 2009

Severance and other employee benefits	$--	$8.4	$--	$8.4
Contract termination costs	--	0.4	--	0.4
Other exit costs	--	0.1	--	0.1

	$--	$8.9	$--	$8.9

     The liability of $8.9 million will be paid from cash flow from operations, and the program is expected to be completed by the second quarter of 2010.

Note 9.  Accounting for Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 also establishes a uniform accounting model for the disposal of long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

     In the second quarter of 2009, the Company initiated a restructuring program to improve efficiencies through the consolidation of operations and rationalization of certain product lines, and through the reduction of costs. As part of this program, the Company will consolidate its Old Bridge, New Jersey operation into Bryan, Ohio and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of assets charge of $4.3 million; rationalize its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalize some of its European operations resulting in an impairment of assets charge of $2.2 million; record further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration as well as consolidate its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognize impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility is now unlikely. As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.

     The following table reflects the major components of the impairment of assets charge:

Impairment of assets:

(millions of dollars)	Second Quarter 2009	Remaining Carrying Value of Impaired Assets

Americas Refractories	$9.5	$0.3
European Refractories	11.5	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	6.5	--

Total impairment	$37.5	$12.7

     Included in the impairment of assets charge for Europe Refractories is a $6.0 million charge for certain intangible assets from its 2006 acquisition of a business in Turkey.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company expects to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets.

Note 10.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	June 28, 2009	December 31, 2008

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4.0	4.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4

Total	101.2	101.2
Less: Current maturities	4.0	4.0

Long-term debt	$97.2	$97.2

     As of June 28, 2009, the Company had $171.4 million of uncommitted short-term bank credit lines, of which approximately $9.5 million were in use.

Note 11.  Pension Plans

     The Company and its subsidiaries have pension plans both in the U.S. and internationally, covering substantially all eligible employees on a contributory or non-contributory basis. Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 25% of our total benefit obligation.

Components of Net Periodic Benefit Cost
(millions of dollars)	Pension Benefits

	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Service cost	$1.6	$2.0	$3.4	$4.2
Interest cost	2.4	2.9	5.4	6.2
Expected return on plan assets	(2.7)	(4.7)	(6.3)	(9.9)
Amortization:
Prior service cost	0.4	0.4	0.8	0.7
Recognized net actuarial loss	1.8	0.5	3.7	1.1

Net periodic benefit cost	$3.5	$1.1	$7.0	$2.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(millions of dollars)	Other Benefits

	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Service cost	$0.4	$0.6	$0.7	$1.2
Interest cost	0.5	0.6	0.9	1.2
Amortization:
Prior service cost	--	0.1	--	0.3
Recognized net actuarial loss	(0.2)	0.1	0.1	0.1

Net periodic benefit cost	$0.7	$1.4	$1.7	$2.8

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

     In the second quarter of 2009, the Company amended its post-retirement plan in the U.S. which reduced its accumulated benefit obligation. As a result, the Company reduced the liability associated with this plan from $41.5 million at December 31, 2008 to $11.9 million at June 28, 2009.

Employer Contributions

     The Company expects to contribute $6 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2009. As of June 28, 2009, $1.1 million has been contributed to the pension fund and approximately $0.6 million has been contributed to the post retirement benefit plans.

Note 12.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended

(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Consolidated net income (loss)	$(40.1)	$24.0	$(35.1)	$42.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	23.2	1.6	7.6	20.8
Pension and postretirement plan adjustments	19.8	0.6	21.3	1.2
Cash flow hedges:
Net derivative gains (losses) arising during the period	(1.3)	(0.1)	(1.1)	0.1

Comprehensive income (loss)	1.6	26.1	(7.3)	64.2
Comprehensive income attributable
to noncontrolling interest	(1.5)	(0.7)	(2.4)	(1.6)

Comprehensive income (loss) attributable to MTI	$(0.1)	$25.4	$(9.7)	$62.6

     The components of accumulated other comprehensive gain, net of related tax, are as follows:
(millions of dollars)	June 29, 2009	December 31, 2008

Foreign currency translation adjustments	$39.2	$32.3
Unrecognized pension costs	(43.7)	(65.0)
Net gain (loss) on cash flow hedges	(0.1)	1.1

Accumulated other comprehensive gain	$4.6	$(31.6)

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

     The following is a reconciliation of asset retirement obligations as of June 28, 2009:
(millions of dollars)

Asset retirement liability, December 31, 2008	$13.0
Accretion expense	0.3
Foreign currency translation	0.1

Asset retirement liability, June 28, 2009	$13.4

     Approximately $0.4 million is included in other current liabilities and $13.0 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 28, 2009.

Note 14.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 306 pending silica cases and 25 pending asbestos cases. To date, 1,159 silica cases and 4 asbestos cases have been dismissed. One new asbestos case was filed in the second quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009. The amended Order requires the installation of a groundwater containment system by mid-year 2010. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of June 28, 2009.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 15.  Non-Operating Income and Deductions
	Three Months Ended		Six Months Ended

(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Interest income	$0.8	$1.0	$1.6	$2.1
Interest expense	(0.9)	(1.1)	(1.8)	(2.6)
Foreign exchange gains (losses)	(1.3)	(0.3)	(1.2)	(1.1)
Foreign currency translation loss upon liquidation	(2.3)	--	(2.3)	--
Other deductions	0.2	(0.3)	--	(0.6)

Non-operating income (deductions), net	$(3.5)	$(0.7)	$(3.7)	$(2.2)

     During the second quarter of 2009, the Company recognized currency translation losses of $2.3 million upon liquidation of the Company's operations at its facility at Gomez Palacio, Mexico.

Note 16 .  Noncontrolling interests

     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests (formerly termed minority interests), and net income attributable solely to the Company. In addition, noncontrolling interests, are considered a component of equity for all periods presented. Noncontrolling interests were previously classified within other long-term liabilities. Prior year presentations have been restated to conform with the new statement.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to noncontrolling interests:

	Equity Attributable to MTI

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total

Balance as of December 31, 2008	$2,883	$312,972	$863,601	$(31,634)	$(436,238)	$23,247	$734,831

Comprehensive Income:
Net income	--	--	(36,750)	--	--	1,698	(35,052)
Currency translation adjustment	--	--	--	6,866	--	712	7,578
Unamortized pension gains and
prior service costs	--	--	--	21,254			21,254

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	(1,187)	--	--	(1,187)
Reclassification adjustment	--	--	--	98	--	--	98

Total comprehensive income (loss)	--	--	(36,750)	27,031	--	2,410	(7,309)

Dividends declared	--	--	(1,871)	--	--	--	(1,871)
Dividends to noncontrolling interest	--	--	--	--	--	(468)	(468)
Opening retained earning adjustment	--	--	--	--	--	--	--
Employee benefit transactions	4	(4)	--	--	--	--	--
Income tax benefit arising from employee
stock option plans	--	--	--	--	--	--	--
Amortization of restricted stock	--	788	--	--	--	--	788
Stock option expenses	--	1,029	--	--	--	--	1,029
Purchase of common stock	--	--	--	--	--	--	--

Balance as of June 28, 2009	$2,887	$314,785	$824,981	$(4,604)	$(436,238)	$25,189	$727,000

     The income attributable to noncontrolling interests for the six-month periods ended June 28, 2009 and June 29, 2008 was from continuing operations. The remainder of income (loss) from continuing operations as well as all of the income (loss) from discontinued operations are attributable to MTI. There were no changes in MTI's ownership interest for the period ended June 28, 2009 as compared with December 31, 2008.

Note 17  Segment and Related Information

     Segment information for the three and six-month periods ended June 28, 2009 and June 29, 2008 were as follows:

	Net Sales

	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Specialty Minerals	$152.0	$189.1	$295.7	$369.9
Refractories	56.6	110.7	121.2	207.4

Total	$208.6	$299.8	$416.9	$577.3

	Income (Loss) from Operations

	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Specialty Minerals	$4.3	$20.1	$14.1	$38.5
Refractories	(45.3)	8.9	(47.5)	17.8

Total	$(41.0)	$29.0	$(33.4)	$56.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in income from operations for the Specialty Minerals segment for the three-month and six-month periods ended June 28, 2009 are restructuring costs of $0.1 million as related to the 2007 restructuring program, $0.3 million and $0.5 million, respectively, as related to the 2008 program and $2.0 million as related to the 2009 program. Additionally, included in income from operations for the Specialty Minerals segment is an impairment of asset charge of $6.5 million for the three-month and six-month periods ended June 28, 2009.

     Included in income from operations for the Refractories segment for the three-month and six-month periods ended June 28, 2009 are restructuring costs of $0.3 million and $0.6 million, respectively, as related to the 2008 program and $6.9 million as related to the 2009 program. Additionally, included in income from operations for the Refractories segment is an impairment of asset charge of $31.0 million for the three-month and six-month periods ended June 28, 2009.

     Included in income from operations for the Specialty Minerals segment for the three-month and six-month periods ended June 29, 2008 are restructuring costs of $0.2 million and $1.3 million, respectively, as related to the 2007 restructuring program.

     Included in loss from operations for the Refractories segment for the three-month and six-month periods ended June 29, 2008 are restructuring costs of $0.7 million and $1.1 million, respectively, as related to the 2007 restructuring program.

     The carrying amount of goodwill by reportable segment as of June 28, 2009 and December 31, 2008 was as follows:

	Goodwill

	Three Months Ended

	June 28, 2009	December 31, 2008

Specialty Minerals	$14.3	$13.4
Refractories	53.5	53.0

Total	$67.8	$66.4

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:
Income (loss) from continuing operations before provision for taxes:
	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Income (loss) from operations for reportable segments	$(41.0)	$29.0	$(33.4)	$56.3
Unallocated corporate expenses	(0.6)	(0.2)	(0.9)	(0.4)

Consolidated income (loss) from operations	(41.6)	28.8	(34.3)	55.9
Non-operating income (deductions) from operations	(3.5)	(0.7)	(3.8)	(2.2)

Income (loss) from continuing operations,
before provision for taxes on income	$(45.1)	$28.1	$(38.1)	$53.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:
	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Paper PCC	$115.6	$142.2	$228.2	$280.0
Specialty PCC	12.1	15.8	22.6	31.1
Talc	7.8	9.5	14.5	18.7
Ground Calcium Carbonate	16.5	21.6	30.4	40.1
Refractory Products	46.7	89.8	100.1	168.9
Metallurgical Products	9.9	20.9	21.1	38.5

Net sales	$208.6	$299.8	$416.9	$577.3

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of June 28, 2009 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 28, 2009 and June 29, 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended June 28, 2009 and June 29, 2008. These condensed consolidated financial statements are the responsibility of the company's management.

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
July 30, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended

	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.5	79.2	84.3	78.7

Production margin	15.5	20.8	15.7	21.3
Marketing and administrative expenses	10.8	8.9	10.3	9.1
Research and development expenses	2.1	2.0	2.2	2.1
Impairment of assets	18.0	--	9.0	--
Restructuring and other costs	4.6	0.3	2.4	0.4

Income from operations	(20.0)	9.6	(8.2)	9.7

Income from continuing operations	(17.9)	6.2	(7.9)	6.1

Income (loss) from discontinued operations	(1.7)	1.6	(0.9)	0.9

Net income	(19.6)	7.8%	(8.8)	7.0%

Executive Summary

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program to improve efficiencies through the consolidation and rationalization of certain manufacturing operations and through the reduction of costs. As a result, the Company recorded an impairment of assets charge of $37.5 million and a restructuring charge of $9.6 million related to this realignment. The Company will reduce its current workforce by approximately 200 employees related to the plant consolidations as well as the streamlining of corporate and divisional management structures to operate more efficiently through the current economic environment. This realignment will allow the Company to better position itself strategically for improved profitability when the economy recovers. The major components of this realignment, which is primarily in the Refractories segment are as follows:

Americas Refractories
•	The Company will consolidate its refractory operations at Old Bridge, New Jersey into its facilities in Bryan, Ohio, and Baton Rouge, Louisiana, thereby improving operating efficiencies and reducing logistics for key raw materials. The Company recorded an impairment charge of $4.3 million for this facility.
•	The Company will rationalize its North American specialty shapes product line and recorded an impairment charge of $1.5 million.
•	The Company also recorded an impairment of assets charge of $3.7 million for refractory application equipment as a result of underutilized assets at customer locations under depressed volume conditions.

Asia Refractories
•	The Company recorded impairment charges of $100 million for its Asian refractory operations as a result of continued difficulties in market penetration from its Chinese and other Asian manufacturing facilities. To take advantage of its strong technological capability in refractories, the Company will consolidate its Asian operations and actively seek a regional alliance to aid in the marketing of its high value products.

Europe Refractories
•	The Company will rationalize some of its European operations and recorded an impairment of assets charge of $2.2 million.
•	The Company also recorded an impairment of assets charge of $3.3 million for refractory application equipment as a result of underutilized assets at customer locations under depressed volume conditions.
•	The Company recorded an impairment of assets charge of $6.0 million for certain intangible assets from its 2006 acquisition of a business in Turkey.

North America Paper PCC
•	In the Paper PCC business, the Company recorded an impairment of asset charge of $6.5 million relating to its satellite PCC facility in Millinocket, Maine. This facility has been idle since September 2008 when the host Paper Company indefinitely shut one of its paper machines due to rising operational costs. The potential for the startup of our satellite at this facility is unlikely.

Other Assets
•	In addition, the Company recorded impairment charges of $5.6 million to recognize the lower market value of its Mt. Vernon, Indiana, operation, which has been held for sale since October of 2007 and is included in discontinued operations.

           The Company continues to be affected by weak demand in the end markets we serve - primarily, steel, construction, automotive and paper, which has caused a significant drop in demand for our products. Volume declines in all product lines, under weak market conditions more than offset the benefits derived from our announced restructuring programs and overall expense reduction initiatives.

    We continue to face uncertainty in the economic environment as a result of the worldwide recession. However, due to our strong balance sheet and cash flow, the Company believes it is in a strong position to manage through these difficult and uncertain times, particularly as the result of the restructuring initiatives undertaken in 2007 and 2008, coupled with the realignment of our operations in the second quarter of 2009.

     We face some significant risks and challenges in the future:
•

Our global business could continue to be adversely affected by a weak economic environment. North American steel production is at its lowest levels since the mid 1980's at an average of approximately 1.1 million tons per week, approximately 50% of production levels experienced in the first three quarters of 2008. In the Paper industry, production levels for printing and writing papers within North America, our largest market, were down 23% as compared with last year. Housing starts are at 24 year lows with the June 2009 annualized rate at 582,000 units, as compared to 2.1 million units in 2005. In the automotive industry, light vehicle sales in the U.S. were down 51% for the first six months of 2009 as compared to the first six months of 2008.

•	The availability of credit in the financial markets could adversely affect the ability of our customers and/or our suppliers to obtain financing.
•

The industries we serve, primarily paper, steel, construction and automotive have been adversely affected by the global economic climate. Some of our customers may experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

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
•

We are subject to volatility in pricing and availability of our key raw materials used in our Paper PCC product line and Refractory product line. Our ability to recover increased costs is uncertain and may become more difficult in this economic environment.

•	We continue to rely heavily upon Chinese suppliers for the majority of our magnesium oxide in the Refractories segment which may be subject to uncertainty in availability and cost.
•	Fluctuations in energy costs have an impact on all of our businesses.
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
•

The Company's operations, particularly in the mining and environmental areas (discharges, emissions and greenhouse gases), are subject to heavy regulation by federal, state and foreign authorities; the Company may be subject to, and presumably will be required to comply with, additional laws, regulations and guidelines which may be adopted in the future.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:
•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further growth of the Company's PCC coating product sales using the satellite model.
•	Leveraging the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets.

Results of Operations

     Three months ended June 28, 2009 as compared with three months ended June 29, 2008.

Sales
(millions of dollars)	Second Quarter 2009	% of Total Sales	Growth	Second Quarter 2008	% of Total Sales
Net Sales

U.S	$110.7	53.1%	(30)%	$158.3	52.8%
International	97.9	46.9%	(31)%	141.5	47.2%

Net sales	$208.6	100.0%	(30)%	$299.8	100.0%

Paper PCC	$115.6	55.5%	(19)%	$142.2	47.4%
Specialty PCC	12.1	5.8%	(23)%	15.8	5.3%

PCC Products	$127.7	61.3%	(19)%	$158.0	52.7%

Talc	$7.8	3.7%	(18)%	$9.5	3.2%
Ground Calcium Carbonate	16.5	7.9%	(24)%	21.6	7.2%

Processed Minerals Products	$24.3	11.6%	(22)%	$31.1	10.4%

Specialty Minerals Segment	$152.0	72.9%	(20)%	$189.1	63.1%

Refractory Products	$46.7	22.4%	(48)%	$89.8	29.9%
Metallurgical Products	9.9	4.8%	(53)%	20.9	7.0%

Refractories Segment	$56.6	27.1%	(49)%	$110.7	36.9%

Net sales	$208.6	100.0%	(30)%	$299.8	100.0%

     Worldwide net sales in the second quarter of 2009 decreased 30% from the previous year to $208.6 million. Foreign exchange had an unfavorable impact on sales of approximately $16.2 million or 5 percentage points of decline. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 20% to $152.0 million compared with $189.1 million for the same period in 2008. Sales in the Refractories segment declined 49% from the previous year to $56.6 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 19% in the second quarter to $127.7 million from $158.0 million in the prior year. Foreign exchange had an unfavorable impact on sales of $11.2 million or approximately 7 percentage points of decline. Paper PCC sales declined 19% to $115.6 million in the second quarter of 2009 from $142.2 million in the prior year. Approximately $9.7 million or 7 percentage points of decline was attributable to the effects of foreign exchange. Paper PCC volumes declined in all regions, but primarily in North America and Europe which accounted for $24.2 million of the decline. This was partially offset by higher prices in those regions of $7.3 million. Sales of Specialty PCC decreased 23% to $12.1 million from $15.8 million in the prior year. This decrease was primarily due to the effect of foreign exchange.

     Net sales of Processed Minerals products decreased 22% in the second quarter to $24.3 million from $31.1 million in the second quarter of 2008. This decrease was primarily attributable to the continued weakness in the residential and commercial construction markets and the automotive market. Volumes declined 25% from prior year levels.

     Net sales in the Refractories segment in the second quarter of 2009 decreased 49% to $56.6 million from $110.7 million in the prior year. Foreign exchange had an unfavorable impact on sales of $5.0 million or approximately 5 percentage points of decline. Sales of refractory products and systems to steel and other industrial applications decreased 48% to $46.7 million from $89.8 million. Sales of metallurgical products within the Refractories segment decreased 53 percent to $9.9 million as compared with $20.9 million in the same period last year. The declines in all product lines within this segment are driven by lower worldwide volumes as this segment has been severely affected by the downturn in the steel industry.

     Net sales in the United States decreased 30% to $ 110.7 million in the second quarter of 2009. International sales in the second quarter of 2009 decreased 31% to $ 97.9 million, primarily due to lower worldwide volumes and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Cost of goods sold	$176.2	$237.5	(26)%
Marketing and administrative	$22.6	$26.6	(15)%
Research and development	$4.4	$6.0	(27)%
Impairment of assets	37.5	--	* %
Restructuring and other costs	$9.6	$0.9	* %

   * Percentage not meaningful

     Production margin decreased $29.9 million from the prior year. This reduction was attributable to lower volumes in all product lines related to the weak market conditions, and was approximately $26.4 million of the decline. Approximately $2.4 million was due to the effect of foreign exchange. In the Specialty Minerals segment, production margin decreased 26% or $9.7 million from the prior year. This was attributable to lower volumes of $9.9 million due to weak market conditions in both the PCC and Processed Minerals product line, and additional volume losses relating to permanent and temporary shutdowns in the Paper PCC product line. In the Refractories segment, production margin declined 80% or $20.1 million from the prior year. This was primarily attributable to volume decreases of approximately $18 million.

     Marketing and administrative costs decreased in the second quarter to $22.6 million from $26.6 million in the prior year and represented 10.8% of net sales as compared with 8.9% of net sales in the prior year. This decline was due to the benefits derived from our restructuring program and as well as other cost savings initiatives.

     Research and development expenses decreased 27% to $4.4 million and represented 2.1% of net sales as compared with 2.0% of net sales in the prior year.

     In the third quarter of 2007, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007.

     Restructuring costs incurred in the second quarter of 2009 and 2008 relating to the 2007 restructuring program were as follows:

Restructuring and other costs (2007 program):
	Second Quarter 2009	Second Quarter 2008

Severance and other employee benefits	$--	$0.9
Other exit costs	--	--

	$--	$0.9

     The Company expects incremental annualized savings in 2009 of $2 million from this program over 2008. The total expected annualized savings in 2009 is approximately $13 million from this program and we realized savings of $11 million in 2008. Approximately $0.6 million and $2.2 million in severance payments were paid in the second quarter of 2009 and 2008, respectively. A restructuring liability of $2.8 million remains at June 28, 2009 and will be paid in 2009. Such amounts will be funded from operating cash flows.

In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program.

     Restructuring costs incurred in the second quarter of 2009 relating to the 2008 restructuring program were as follows:

Restructuring and other costs (2008 program):
Second Quarter 2009

Severance and other employee benefits	$0.6
Other exit costs	0.1

$0.7

The Company expects annualized savings of between $6 million to $8 million as it relates to this program. The Company realized compensation and related expense savings of approximately $2.0 million in the second quarter of 2009 which was as expected. Approximately $1.9 million in severance payments was paid in the second quarter of 2009. The remaining liability of $0.9 million will be paid in 2009 from cash flow from operations.

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the second quarter of 2009 as follows:

Restructuring and other costs (2009 program):
(millions of dollars)	Second Quarter 2009

Severance and other employee benefits	$8.4
Contract termination costs	0.4
Other exit costs	0.1

$8.9

     The restructuring program will reduce the current workforce by approximately 200 employees worldwide. This reduction in force relates to plant consolidations as well as a streamlining of corporate and divisional management structures to operate more efficiently. The Company expects to realize annualized pre-tax cost savings of approximately $10 million upon completion of the program as a result of lower compensation and related expenses. The Company expects severance amounts to be paid in 2009. The payments will be funded from operating cash flows.

      Impairment of asset charges:
(millions of dollars)	Second Quarter 2009

Americas Refractories	9.5
Europe Refractories	11.5
Asia Refractories	10.0
North America Paper PCC	6.5

$37.5

      The impairment of assets charge includes a write-down of $6.0 million for certain intangible assets related to our 2006 acquisition in Turkey.

     The Company expects to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write down of fixed assets.

Income (Loss) from Operations (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Income (loss) from operations	$(41.6)	$28.8	*	%

     Loss from operations in the second quarter of 2009 was $41.6 million as compared with income from operations of $28.8 million in the prior year. Income from operations represented 9.6% of net sales in the second quarter of 2008.

     Income from operations for the Specialty Minerals segment declined 79% to $4.3 million from $20.1 million in the prior year and was 2.9% of its net sales as compared with 10.6% in the second quarter of 2008. Loss from operations for the Refractories segment was $45.4 million as compared with income from operations of $8.9 million in the prior year.

Non-Operating Deductions (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Non-operating deductions, net	$(3.5)	$(0.7)	*	%

     In the second quarter of 2009, net non-operating deductions increased to $3.5 million from $0.7 million in the prior year. Included in non-operating deductions is a $2.3 million foreign currency translation loss recognized upon the Company's liquidation of its plant in Gomez Palacio, Mexico.
Provision (Benefit) for Taxes on Income (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Provision (benefit) for taxes on income	$(8.6)	$8.7	*	%

     Benefit for taxes on income during the second quarter of 2009 was $8.6 million as compared to a provision for taxes of $8.7 million during the second quarter of 2008. The effective tax rate for the second quarter of 2009 was 19% compared to 31% for the second quarter of 2008. This decrease primarily relates to the reduction in income taxes resulting from a change in the earnings in the foreign jurisdictions and the related foreign tax rates, the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments. The tax benefit on the restructuring and impairment of assets charge was $9.0 million or an effective tax benefit of 18.5% on such charge.
Income (Loss) from Continuing Operations, net of tax (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Income (loss) from continuing operations, net of tax	$(36.5)	$19.4	*	%

     Loss from continuing operations was $36.5 million as compared with income from continuing operations of $19.4 million in the prior year.
Income (Loss) from Discontinued Operations (millions of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Income (loss) from discontinued operations	$(3.5)	$4.6	*	%

   * Percentage not meaningful

     In the second quarter of 2009 the Company recognized a loss from discontinued operations of $ 3.5 million as compared with income of $4.6 million in the prior year. Included in loss from operations in the second quarter of

2009 are impairment of asset charges of $3.5 million, net of tax. The Company recorded an impairment of assets charge to reflect the lower market value of its Mt. Vernon, Indiana facility. Included in income from discontinued operations for 2008 is a gain of approximately $4.3 million, net of tax, for the sale of our idle Woodville and Chester facilities.

Net Income (Loss) Attributable to MTI (million of dollars)	Second Quarter 2009	Second Quarter 2008	Growth

Net income (loss)	$(40.9)	$23.3	*	%

     Net loss in the second quarter of 2009 was $40.9 million as compared with net income of $23.3 million in the prior year. Diluted loss per common share was $2.18 per share in the second quarter of 2009 as compared with earnings per share of $1.22 per share in the prior year.

Six months ended June 28, 2009 as compared with six months ended June 29, 2008
(millions of dollars)	First Half 2009	% of Total Sales	Growth	First Half 2008	% of Total Sales
Net Sales

U.S	$222.8	53.4%	(28)%	$306.8	53.1%
International	194.1	46.6%	(28)%	270.5	46.9%

Net sales	$416.9	100.0%	(28)%	$577.3	100.0%

Paper PCC	$228.2	54.7%	(19)%	$280.0	48.5%
Specialty PCC	22.6	5.4%	(27)%	31.1	5.4%

PCC Products	$250.8	60.1%	(19)%	$311.1	53.9%

Talc	$14.5	3.5%	(22)%	$18.7	3.2%
Ground Calcium Carbonate	30.4	7.3%	(24)%	40.1	7.0%

Processed Minerals Products	$44.9	10.8%	(24)%	$58.8	10.2%

Specialty Minerals Segment	$295.7	70.9%	(20)%	$369.9	64.1%

Refractory Products	$100.1	24.0%	(41)%	$168.9	29.2%
Metallurgical Products	21.1	5.1%	(45)%	38.5	6.7%

Refractories Segment	$121.2	29.1%	(42)%	$207.4	35.9%

Net sales	$416.9	100.0%	(28)%	$577.3.	100.0%

     Worldwide net sales in the first half of 2009 decreased 28% from the previous year to $416.9 million. Foreign exchange had an unfavorable impact on sales of approximately $31 million or approximately 5 percentage points of decline. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 20% to $295.7 million compared with $369.9 million for the same period in 2008. Sales in the Refractories segment declined 42% from the previous year to $121.2 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 19% in the first half to $250.8 million from $311.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 7 percentage points of growth. Paper PCC sales declined 19% to $228.2 million in the first half of 2009 from $280.0 million in the prior year. Approximately $17.6 million, or 6% of the decline, is due to the effect of foreign exchange. Total Paper PCC volumes declined approximately 17% with volume declines in all regions. Volume declines of approximately $49 million were partially offset by approximately $14.3 million in price increases. Sales of Specialty PCC decreased 27% to $22.6 million from $31.1 million in the prior year. This decline was primarily due to the effect of foreign exchange. The volume declines in this product line were fully offset by price increases.

     Net sales of Processed Minerals products declined 24% from prior year in the first half of 2009 to $44.9 million. This product line continues to be affected by weakness in the residential and commercial construction markets, as well as the automotive market. Volume levels declined 25% from the first half of 2008.

     Net sales in the Refractories segment in the first half of 2009 decreased 42% to $121.2 million from $207.4 million in the prior year. This segment was negatively impacted by the significant drop in global steel production which began in the fourth quarter of 2008 and has continued through the first half of 2009. In addition, foreign exchange had an unfavorable impact on sales of $10.2 million or approximately 5 percentage points of decline. Sales of refractory products and systems to steel and other industrial applications decreased 41 percent to $100.1 million from $168.9 million. Volumes declined approximately 43% in the first half as compared with prior year. Sales of metallurgical products within the Refractories segment decreased 45 percent to $21.1 million as compared with $38.5 million in the same period last year. This decrease was attributable to a volume drop of 48%.

     Net sales in the United States decreased 28% to $222.8 million in the first half of 2009. International sales in the first half of 2009 decreased 28% to $194.1 million, primarily due to lower volume and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	First Half 2009	First Half 2008	Growth

Cost of goods sold	$351.2	$454.3	(23)%
Marketing and administrative	$43.1	$52.6	(18)%
Research and development	$9.3	$12.1	(24)%
Impairment of Assets	$37.5	$--	* %
Restructuring and other costs	$10.1	$2.3	* %

   * Percentage not meaningful

Production margin decreased $57.4 million from prior year. This reduction was attributable to lower volumes in all product lines related to the weak market conditions, and was approximately $49.9 million of the decline. Approximately $3.9 million was due to the effect of foreign exchange. In the Specialty Minerals segment, production margin decreased 32% or $23.1 million from the prior year. This was attributable to lower volumes of $23 million in both the PCC and Processed Minerals product lines, due to both market conditions and to permanent and temporary shutdowns in the Paper PCC product line. In the Refractories segment, production margin declined 69% or $34.3 million from the prior year. This was attributable to volume decreases of approximately $36.6 million, partially offset by cost and expense savings due to cost reduction initiatives and the benefit from our restructuring programs.

     Marketing and administrative costs decreased 18% in the first half to $43.1 million and represented 10.3% of net sales as compared with 9.1% of net sales in the prior year. This reduction was due to the benefits of the restructuring program and other cost savings initiatives.

     Research and development expenses decreased 24% to $9.3 million and represented 2.2% of net sales as compared with 2.1% of net sales in the prior year.

     In the third quarter of 2007, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007.

     Restructuring costs incurred in the first half of 2009 and 2008 relating to the 2007 restructuring program were as follows:
Restructuring and other costs (2007 program):	First Half 2009	First Half 2008

Severance and other employee benefits	$0.1	$1.8
Other exit costs	--	0.5

	$0.1	$2.3

      The Company expects incremental savings in 2009 of $2 million from this program over 2008. The total expected annualized savings in 2009 is approximately $13 million from this program and we realized savings of $11 million in 2008. Approximately $0.6 million and $2.2 million in severance payments were paid in the second quarter of 2009 and 2008, respectively. A restructuring liability of $2.8 million remains at June 28, 2009 and will be paid in 2009. Such amounts will be funded from operating cash flows.

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program.

     Restructuring costs incurred in the first half of 2009 relating to the 2008 restructuring program were as follows:
Restructuring and other costs (2008 program):	First Half 2009

Severance and other employee benefits	$0.9
Other exit costs	0.2

$1.1

      The Company expects annualized savings of between $6 million to $8 million as it relates to this program. The Company realized compensation and related expense savings of approximately $3.5 million in the six-month period ended June 28, 2009. Approximately $3.6 million in severance payments was paid in the first half of 2009. The remaining liability of $0.9 million will be paid in the second half of 2009 from cash flow from operations.

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the first half of 2009 as follows:
Restructuring and other costs (2009 program): (millions of dollars)	First Half 2009

Severance and other employee benefits	$8.4
Contract termination costs	0.4
Other exit costs	0.1

$8.9

     The restructuring program will reduce the current workforce by approximately 200 employees worldwide. This reduction in force relates to the plant consolidations as well as a streamlining of the current management structure to operate more efficiently. The Company expects to realize annualized pre-tax cost savings of approximately $10 million upon completion of this program as a result of lower compensation and related expenses. The Company expects severance amounts to be paid in the second half of 2009. The payments will be funded from operating cash flows.

Impairment of asset charges: (millions of dollars)	First Half 2009

North America Refractories	9.5
Europe Refractories	11.5
Asia Refractories	10.0
North America Paper PCC	6.5

$37.5

     The impairment of assets charge includes a write-down of $6.0 million for certain intangible assets related to our 2006 acquisition in Turkey.

     The Company expects to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write down of fixed assets.

Income (Loss) from Operations (millions of dollars)	First Half 2009	First Half 2008	Growth

Income (loss) from operations	$(34.3)	$55.9	*	%

     Loss from operations in the first half of 2009 was $34.3 million as compared with income from operations of $55.9 million in the prior year. Income from operations represented 9.7% of net sales in the first half of 2008.

     Income from operations for the Specialty Minerals segment declined 63% to $14.1 million from $38.5 million. Operating income for this segment was impacted by the aforementioned factors affecting production margin and the impact of the restructuring and impairment charges. Loss from operations for the Refractories segment was $47.5 million compared with income from operations of $17.8 million.

Non-Operating Deductions (millions of dollars)	First Half 2009	First Half 2008	Growth

Non-operating deductions, net	$(3.8)	$(2.2)	73%

     In the first half of 2009, net non-operating deductions increased 73% to $3.8 million. Included in non-operating deductions for the first half of 2009 are foreign currency translation losses recognized upon the Company's liquidation of its plant in Gomez Palacio, Mexico.

Provision (Benefit) for Taxes on Income (millions of dollars)	First Half 2009	First Half 2008	Growth

Provision (benefit) for taxes on income	$(6.7)	$16.6	*	%

     Benefit for taxes on income during the first half of 2009 was $6.7 million as compared to a provision for taxes of $16.6 million during the first half of 2008. The effective tax rate for the first six months of 2009 was 17.6% compared to 30.9% for the first six months of 2008. This decrease primarily relates to the reduction in income taxes resulting from a change in the earnings in the foreign jurisdictions and the related foreign tax rates, the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments. The tax benefit on the restructuring and impairment of assets charge was $9.0 million or an effective tax benefit of 18.5% on such charge.

Income (Loss) from Continuing Operations (millions of dollars)	First Half 2009	First Half 2008	Growth

Income (loss) from continuing operations	$(31.4)	$37.1	*	%

     Loss from continuing operations was $31.4 million as compared with income from continuing operations of $37.1 million in the prior year.
Income (Loss) from Discontinued Operations (millions of dollars)	First Half 2009	First Half 2008	Growth

Income (loss) from discontinued operations	$(3.6)	$5.0	*	%

   * Percentage not meaningful

     In the first half of 2009 the Company recognized a loss from discontinued operations of $3.6 million as compared with income from discontinued operations the prior year of $5.0 million. Included in loss from discontinued operations for the first half of 2009 are impairment of asset charges of $3.5 million, net of tax. The Company recorded an impairment of assets charge to reflect the lower market value of its Mt. Vernon, Indiana facility. Included in income from discontinued operations for 2008 is a gain of approximately $4.3 million, net of tax, for the sale of our idle Woodville and Chester facilities.
Net Income (Loss) Attributable to MTI (millions of dollars)	First Half 2009	First Half 2008	Growth

Net income (loss)	$(36.8)	$40.5	*	%

     Net loss in the first half of 2009 was $36.8 million as compared with net income of $40.5 million in the prior year. Diluted loss per common share was $1.96 for the first six months of 2009 as compared with earnings per share of $2.12 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2009 provided from operations were applied principally to fund capital expenditures, repay short term debt and pay the Company's dividend to common shareholders. Cash provided from operating activities amounted to $62.8 million in the first six months of 2009 as compared with $38.1 million for the same period last year. The increase in cash provided from operations was due to payments related to restructuring activities and a decrease in working capital when compared with the prior year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital decreased approximately 13% from December 2008. This decrease was primarily attributable to raw materials inventories. Our inventory levels decreased from year end-levels, primarily in the Refractories segment. In 2008, the Company had accelerated purchases of higher priced raw materials from China to avoid potential supply interruptions. This decrease was partially offset by a slight increase in our accounts receivable. Our accounts receivable balances increased in June 2009 when compared with December 2008, despite lower sales levels in the second quarter of 2009. This increase was due to the effects of foreign exchange and timing of payments. There is an overall slowness in our accounts receivable in light of worldwide economic conditions, however, the Company feels this trend is temporary and does not materially affect the collectibility of its receivables.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of June 28, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.54 per share.

     On July 22, 2009, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     The following table summarizes our contractual obligations as of June 28, 2009:

Contractual Obligations
		Payments Due by Period

(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$101.2	$4.0	$12.6	$84.6	$--
Operating lease obligations	19.5	5.2	6.1	1.3	6.9

Total contractual obligations	$120.7	$9.2	$18.7	$85.9	$6.9

     We have $171.4 million in uncommitted short-term bank credit lines, of which $9.5 million were in use at June 28, 2009. Our credit lines are primarily in the US, with approximately $21 million or 12% outside the US. The credit lines are generally one year in term at competitive market rates at large well established institutions. The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2009 should be between $30 million and $40 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants. The aggregate maturities of long-term debt are as follows: remainder of 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; 2013 - $75 million; thereafter - $9.6 million.

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

     The following is an update of certain critical accounting policies from our disclosures at December 31, 2008:
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

The Company conducts its goodwill impairment testing in accordance with SFAS 142 for each Reporting Unit as of the beginning of the fourth quarter with the assistance of valuation specialists. SFAS 142 specifies a two-step process for testing of goodwill impairment and measuring the magnitude of any impairment. Step One involves a) developing the fair value of total invested capital of each Reporting Unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each Reporting Unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a Reporting Unit exceed its fair value, then the Step One test is failed, and the magnitude of any goodwill impairment is determined under Step Two. The amount of impairment loss is determined in Step Two by comparing the implied fair value of Reporting Unit goodwill with the carrying amount of goodwill.

The Company has three reporting units, PCC, Processed Minerals and Refractories. In accordance with SFAS 142, we identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The fair value of each reporting unit materially exceeded the carrying value of each reporting unit.

We estimate fair value of our reporting units by applying information available at the time of our most recent valuation to industry accepted models using an income approach and market approach. The income approach incorporates the discounted cash flow method and focuses on the expected cash flow of the Reporting Unit. The market approach utilizes two methodologies, the Guideline Company Method and the Similar Transactions Method. The Guideline Company Method focuses on comparing the Reporting Units' risk profile and growth prospects to selected similar publicly-traded companies. The Similar Transactions Method considers prices paid in recent transactions in the Reporting Unit's industry or related industries. We believe the income and market approaches are equally relevant to the determination of reporting unit fair value and therefore assigned equal weighting to each method.

A number of assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including sales volumes and prices, operating profit margins, working capital, capital spending, terminal growth rates and discount rates. We utilized a discount rate of 11% for each reporting unit, which is the same for each Reporting Unit and based upon a build-up of market data from similar specialty chemical companies. There is no readily available market evidence to decipher any differences in risk/return prospects within the specialty chemicals industry to arrive at differing risk/return profiles by reporting unit. In addition, we incorporated a company specific risk premium to adjust for the recent economic conditions. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long term market and gross domestic product growth for all three Reporting Units.

The key assumptions we used in the market approach represent multiples of EBITDA and Revenue and are derived from comparable publicly traded companies with similar operating characteristics as the reporting units.

The Refractories segment reporting unit incurred an operating loss in the second quarter due to low volumes associated with weak steel industry market conditions and high raw material costs. We have implemented a restructuring program for this reporting unit designed to improve the profitability in 2010 and beyond. In our valuation of the Refractories segment reporting unit, we assumed minimal sales growth for the remainder of 2009. Our sales growth assumptions over the next five years range from 5% to 8% from these very low levels. As a result of some forecasted volume improvement, coupled with significant cost and expense savings associated with the restructuring program, the fair value was materially in excess of the carrying value and resulted in no impairment of goodwill.

The impairment testing involves the use of accounting estimates and assumptions. Actual results different from such estimates and assumptions could materially impact our financial condition or operating performance.

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

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy has an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2008 was approximately 8% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008 and into 2009. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but has not changed its long-term investment strategy. As of the end of the second quarter, the Company has approximately 85% of its pension assets in fixed income securities. During the first and second quarters of 2009, we analyzed data provided by investment consultants which indicated the likely returns from a move to equities at that time were not significantly better than the expected returns from the capital conservation strategy and that such a change involved significantly more risk. During the third quarter 2009, we have begun a program of systematically moving funds back into equities. The Company intends to rebalance its investment portfolio to adhere to its long-term investment strategy over the next twelve months as the markets continue to stabilize.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $6.8 million of foreign currencies as of June 28, 2009. The contracts mature between July 2009 and January of 2010. The fair value of these instruments at June 28, 2009 was a liability of $0.4 million.

     In 2008, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at June 28, 2009 was an asset of $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2009.

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations. As of June 28, 2009, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 306 pending silica cases and 25 pending asbestos cases. To date, 1,159 silica cases and 4 asbestos cases have been dismissed. One new asbestos case was filed in the second quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009. The amended Order requires the installation of a groundwater containment system by mid-year 2010. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2008.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2008 Annual Report on Form 10-K. However, we continue to discuss this topic in the description of material risk factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Risk Factors" above and incorporated by reference herein. For a description of Risk Factors disclosed in our 2008 Annual Report on Form 10-K, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

March 31 - April 27	--	$--	615,674	$37,165,023

April 28 - May 25	--	$--	615,674	$37,165,023

May 26 - June 28	--	$--	615,674	$37,167,023

Total	--	$--

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of June 28, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 20, 2009, the following two items were submitted to a vote of the stockholders of the Company:
1.	Votes regarding the election of three directors were as follows:

Term Expiring in 2012	Votes For	Votes Withheld
Michael F. Pasquale	17,474,798	516,094
John T. Reid	16,981,497	1,009,395
2.	Votes regarding ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the 2009 fiscal year were as follows:

17,682,328	votes for approval
306,881	votes against
1,683	abstentions
0	broker non-votes

3.

Votes regarding ratification of the adoption of the 2001 Stock Award and Incentive Plan (as amended and restated as of March 18, 2009) to increase the number of shares received and authorized of issuance there under:

12,531,540	votes for approval
4,660,974	votes against
44,353	abstentions
754,025	broker non-votes

ITEM 5.  Other Information

     Not applicable.

ITEM 6.  Exhibits
Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Minerals Technologies Inc.

By:	/s/John A. Sorel

John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

July 30, 2009