Form 10-Q
period 2009-09-27
MINERALS TECHNOLOGIES INC
filed 2009-10-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES __	NO __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES __	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at October 13, 2009 18,732,750

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended		Nine Months Ended
	(in thousands, except per share data)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

	Net sales	$234,256	$294,917	$651,113	$872,231
	Cost of goods sold	190,266	235,482	541,473	689,779

	Production margin	43,990	59,435	109,640	182,452

	Marketing and administrative expenses	24,583	26,009	67,720	78,639
	Research and development expenses	5,147	5,433	14,372	17,567
	Impairment of assets	--	--	37,516	--
	Restructuring and other costs	1,443	5,013	11,545	7,344

	Income (loss) from operations	12,817	22,980	(21,513)	78,902

	Non-operating income (deductions), net	(709)	285	(4,499)	(1,953)

	Income (loss) from continuing operations before provision for taxes	12,108	23,265	(26,012)	76,949
	Provision (benefit) for taxes on income (loss)	2,574	6,329	(4,106)	22,927

	Income (loss) from continuing operations, net of tax	9,534	16,936	(21,906)	54,022
	Income (loss) from discontinued operations, net of tax	279	2,951	(3,333)	7,973

	Consolidated net income (loss)	9,813	19,887	(25,239)	61,995

Less:	Net income attributable to noncontrolling interests	(913)	(879)	(2,611)	(2,445)

	Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$8,900	$19,008	$(27,850)	$59,550

	Earnings (Loss) per share:

	Basic:
	Income (loss) from continuing operations attributable to MTI	$0.46	$0.85	$(1.31)	$2.72
	Income (loss) from discontinued operations attributable to MTI	0.01	0.16	(0.18)	0.42
	Basic earnings (loss) per share attributable to MTI	$0.47	$1.01	$(1.49)	$3.14

	Diluted:
	Income (loss) from continuing operations attributable to MTI	$0.46	$0.85	$(1.31)	$2.71
	Income (loss) from discontinued operations attributable to MTI	0.01	0.15	(0.18)	0.41
	Diluted earnings (loss) per share attributable to MTI	$0.47	$1.00	$(1.49)	$3.12

	Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

	Shares used in computation of earnings per share:

	Basic	18,730	18,859	18,720	18,957
	Diluted	18,786	18,962	18,720	19,064

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	September 27, 2009*	December 31, 2008**

Current assets:
Cash and cash equivalents	$277,814	$181,876
Short-term investments, at cost which approximates market	18,108	9,258
Accounts receivable, net	179,041	163,475
Inventories	88,005	133,983
Prepaid expenses and other current assets	26,106	23,281
Assets held for disposal	14,504	19,674
Total current assets	603,578	531,547

Property, plant and equipment, less accumulated depreciation and depletion - September 27, 2009 - $865,948; December 31, 2008 - $894,638	370,318	429,593
Goodwill	68,457	66,414
Prepaid pension costs	613	483
Other assets and deferred charges	24,889	39,583
Total assets	$1,067,855	$1,067,620

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$8,388	$14,984
Current maturities of long-term debt	4,000	4,000
Accounts payable	73,363	67,393
Restructuring liabilities	10,610	6,840
Other current liabilities	55,720	56,902
Liabilities of assets held for disposal	1,026	734
Total current liabilities	153,107	150,853

Long-term debt	97,221	97,221
Other non-current liabilities	59,427	84,715
Total liabilities	309,755	332,789

Shareholders' equity:
Common stock	2,887	2,883
Additional paid-in capital	316,361	312,972
Retained earnings	832,943	863,601
Accumulated other comprehensive income (loss)	15,072	(31,634)
Less common stock held in treasury	(436,238)	(436,238)

Total MTI shareholders' equity	731,025	711,584
Non-controlling interest	27,075	23,247
Total shareholders' equity	758,100	734,831

Total liabilities and shareholders' equity	$1,067,855	$1,067,620

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended

(thousands of dollars)	Sept. 27, 2009	Sept. 28, 2008

Operating Activities:

Consolidated net income (loss)	$(27,850)	$59,550
Income (loss) from discontinued operations	(3,333)	7,973
Income (loss) from continuing operations	(24,517)	51,577

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	54,864	61,186
Impairment of assets	37,516	--
Payments relating to restructuring activities	(7,290)	(12,900)
Pension settlement loss	498	5,062
Tax benefits related to stock incentive programs	--	1,671
Other non-cash items	(1,972)	8,252
Net changes in operating assets and liabilities	54,628	(37,267)
Net cash provided by continuing operations	113,727	77,581
Net cash provided by discontinued operations	2,811	1,632
Net cash provided by operating activities	116,538	79,213

Investing Activities:

Purchases of property, plant and equipment	(17,200)	(24,247)
Proceeds from sale of short-term investments	--	520
Purchases of short-term investments	(6,656)	(8,357)
Other	585	491
Net cash used in investing activities - continuing operations	(23,271)	(31,593)
Net cash provided by investing activities -
discontinued operations	--	11,360
Net cash used in investing activities	(23,271)	(20,233)

Financing Activities:

Repayment of long-term debt	--	(16,757)
Net proceeds (repayment) of short-term debt	(5,183)	5,076
Purchase of common shares for treasury	--	(37,540)
Proceeds from issuance of stock under option plan	--	11,129
Excess tax benefits related to stock incentive programs	--	622
Cash dividends paid	(2,808)	(2,846)
Net cash used in financing activities	(7,991)	(40,316)

Effect of exchange rate changes on cash and
cash equivalents	10,662	3,466

Net increase in cash and cash equivalents	95,938	22,130
Cash and cash equivalents at beginning of period	181,876	128,985
Cash and cash equivalents at end of period	$277,814	$151,115

Supplemental disclosure of cash flow information:
Interest paid	$2,370	$3,638

Income taxes paid	$9,822	$17,082

Non-cash financing activities:
Treasury stock purchases settled after period-end	$--	$1,177

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

     Subsequent Events

     The Company has evaluated for subsequent events through October 27, 2009, which is the date of issuance of its financial statements.

Note 3.  Earnings Per Share (EPS)

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

Basic EPS (in millions, except per share data)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Income (loss) from continuing operations
attributable to MTI	$8.6	$16.0	$(24.6)	$51.6
Income (loss) from discontinued operations
attributable to MTI	0.3	3.0	(3.3)	8.0
Net income (loss) attributable to MTI	$8.9	$19.0	$(27.9)	$59.6

Weighted average shares outstanding	18,730	18,859	18,720	18,957

Basic earnings (loss) per share from continuing operations
attributable to MTI	$0.46	$0.85	$(1.31)	$2.72
Basic earnings (loss) per share from discontinued operations
attributable to MTI	0.01	0.16	(0.18)	0.42
Basic earnings (loss) per share attributable to MTI	$0.47	$1.01	$(1.49)	$3.14

	Three Months Ended		Nine Months Ended

Diluted EPS (in millions, except per share data)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Income (loss) from continuing operations
attributable to MTI	$8.6	$16.0	$(24.6)	$51.6
Income (loss) from discontinued operations
attributable to MTI	0.3	3.0	(3.3)	8.0
Net income (loss) attributable to MTI	$8.9	$19.0	$(27.9)	$59.6

Weighted average shares outstanding	18,730	18,859	18,720	18,957
Dilutive effect of stock options and stock units	56	103	--	107
Weighted average shares outstanding, adjusted	18,786	18,962	18,720	19,064

Diluted earnings (loss) per share from continuing operations
attributable to MTI	$0.46	$0.85	$(1.31)	$2.71
Diluted earnings (loss) per share from discontinued operations
attributable to MTI	0.01	0.15	(0.18)	0.41
Diluted earnings (loss) per share attributable to MTI	$0.47	$1.00	$(1.49)	$3.12

     The weighted average diluted common shares outstanding for the nine-month period ended September 27, 2009 excludes stock options and restricted stock, as inclusion of these would be anti-dilutive. During the nine-month period ended September 27, 2009 approximately 32,000 common equivalent shares were not included in the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, options to purchase 710,597 shares of common stock for the three month and nine month periods ended September 27, 2009 were not included in the computation of diluted earnings per share. Options to purchase 422,643 shares of common stock for the three month and nine month periods ended September 28, 2008 were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Discontinued Operations

     In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all of its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines.  As a part of this restructuring, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. The remaining assets of these operations are held for disposal.  During the second quarter of 2008, the Company sold two of its idle Synsil operations in Chester, South Carolina and Woodville, Ohio for approximately $7.5 million. This resulted in a pre-tax gain of approximately $6.5 million ($4.3 million after-tax). During the third quarter of 2008, the Company sold its Synsil® facility at Cleburne, Texas for $4.0 million. This resulted in a pre-tax gain of $3.7 million ($2.4 million after tax). During the second quarter of 2009, the Company recorded impairment of asset charges of $3.5 million, net of tax, to recognize the lower market value of its Mt. Vernon, Indiana facility.  On October 26, 2009, the Company completed the sale of this facility for the approximate amount of the net book value of the assets.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

	Three Months Ended		Nine Months Ended

Millions of Dollars	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Net sales	$5.8	$6.0	$13.6	$18.7

Production margin	0.7	1.5	1.0	3.0

Expenses	(0.2)	(0.2)	(0.6)	(0.6)

Impairment of assets	--	--	(5.6)	--

Restructuring and other costs	--	(0.4)	--	(0.1)

Gain on sale of assets	--	3.7	--	10.2

Income (loss) from operations	$0.5	$4.6	$(5.2)	$12.5

Provision (benefit) for taxes on income	$0.2	$1.6	$(1.9)	$4.5

Income (loss) from discontinued operations, net of tax	$0.3	$3.0	$(3.3)	$8.0

     The major classes of assets and liabilities held for disposal in the consolidated balance sheets are as follows:

Millions of Dollars	Sept. 27, 2009	Dec. 31, 2008

Assets:
Accounts receivable	$2.6	$1.3
Inventories	4.8	7.2
Property, plant and equipment, net	5.0	9.8
Goodwill	--	0.8
Prepaid expense	--	0.6
Deferred tax asset	2.1	--
Assets held for disposal	$14.5	$19.7

Liabilities:
Accounts payable	$0.8	$0.6
Accrued liabilities	0.2	0.1
Liabilities of assets held for disposal	$1.0	$0.7

Note 5.   Income Taxes

     As of September 27, 2009, the Company had approximately $8.5 million of total unrecognized income tax benefits. Included in this amount were a total of $6.4 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued approximately $0.3 million and $(0.2) million during the third quarter and first nine months of 2009, respectively, and has $2.3 million of interest and penalties accrued as of September 27, 2009.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	September 27, 2009	December 31, 2008

Raw materials	$34.1	$67.5
Work-in-process	7.4	10.2
Finished goods	26.3	35.0
Packaging and supplies	20.2	21.3
Total inventories	$88.0	$134.0

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually.  The carrying amount of goodwill was $68.5 million and $66.4 million as of September 27, 2009 and December 31, 2008, respectively.  The net change in goodwill since January 1, 2009 was attributable primarily to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of September 27, 2009 and December 31, 2008 were as follows:

	September 27, 2009		December 31, 2008

(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$6.9	$3.7	$7.4	$3.2
Customer lists	2.7	1.1	9.2	1.9
Other	--	--	0.4	0.2
	$9.6	$4.8	$17.0	$5.3

     In the second quarter of 2009, the Company recorded a $6.0 million impairment charge for customer list intangible assets from its 2006 acquisition in Turkey.

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2013.

     Included in other assets and deferred charges was an intangible asset of approximately $2.8 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight PCC satellite facilities.  In addition, a current portion of $1.5 million was included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.3 million was amortized in the third quarter of 2009.  Estimated amortization as a reduction of sales is as follows: remainder of 2009 - $0.4 million; 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; 2013 - $0.6 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.  Restructuring Costs

2007 Restructuring Program

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and to improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consists of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, which has been completed as of September 27, 2009.

      A reconciliation of the restructuring liability for this program, as of September 27, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of September 27, 2009

Severance and other employee benefits	$1.7	$--	$(0.9)	$0.8
Contract termination costs	1.6	--	--	1.6
	$3.3	$--	$(0.9)	$2.4

      Approximately $0.3 million and $1.1 million in severance payments were paid in the third quarter of 2009 and 2008, respectively.  A restructuring liability of $2.4 million remains at September 27, 2009.  Such amounts will be funded from operating cash flows and we expect the program to be completed in 2009.

2008 Restructuring Program

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on our sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program.

     A reconciliation of the restructuring liability for this program, as of September 27, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of September 27, 2009

Severance and other employee benefits	$3.5	$0.8	$(4.1)	$0.2
Other exit costs	--	0.1	(0.1)	--
	$3.5	$0.9	$(4.2)	$0.2

    Approximately $0.5 million in severance payments was paid in the third quarter of 2009.  The remaining liability of $0.2 million will be paid from cash flow from operations and the program is expected to be completed in 2009.

2009 Restructuring Program

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

     An additional cost of $1.7 million was recorded in the third quarter of 2009 as associated with this program. Included in the restructuring costs for the three-month and nine-month periods ended September 27, 2009 was a pension settlement charge of $0.5 million as a result of the workforce reduction associated with this program.

     A reconciliation of the restructuring liability for this program, as of September 27, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of September 27, 2009

Severance and other employee benefits	$--	$9.6	$(2.1)	$7.5
Contract termination costs	--	0.4	--	0.4
Other exit costs	--	0.2	(0.1)	0.1
	$--	$10.2	$(2.2)	$8.0

     The liability of $8.0 million will be paid from cash flows from operations, and the program is expected to be completed by the second half of 2010.

Note 9.  Accounting for Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

     In the second quarter of 2009, the Company initiated a restructuring program to improve efficiencies through the consolidation of operations and rationalization of certain product lines, and through the reduction of costs. As part of this program, the Company will consolidate its Old Bridge, New Jersey operation into Bryan, Ohio and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of assets charge of $4.3 million; rationalize its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalize some of its European operations resulting in an impairment of assets charge of $2.2 million; record further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration as well as consolidate its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognize impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility remains unlikely. As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.

     The following table reflects the major components of the impairment of assets charge recorded in the second quarter of 2009:

Impairment of assets:
(millions of dollars)	Nine Months 2009	Remaining Carrying Value of Impaired Assets

Americas Refractories	$9.5	$0.3
European Refractories	11.5	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	6.5	--
Total impairment	$37.5	$12.7

     Included in the impairment of assets charge for Europe Refractories was a $6.0 million charge for certain intangible assets from its 2006 acquisition of a business in Turkey.

     The remaining carrying value of the impaired assets was determined by estimating marketplace participant views of the discounted cash flows of the asset groups and, in the case of tangible assets, by estimating the market value of the assets, which due to the specialized and limited use nature of our equipment, is primarily driven by the value of the real estate.  As the estimated discounted cash flows were determined to be negative under multiple scenarios, the highest and best use of the tangible asset groups was determined to be a sale of the underlying real estate. The fair value of the significant real estate holdings was based on independent appraisals.

     The Company expects to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company recognized approximately $1.3 million in depreciation savings in the third quarter and first nine months of 2009 as associated with this program.

Note 10.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)
	September 27, 2009	December 31, 2008

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	4.0	4.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Total	101.2	101.2
Less: Current maturities	4.0	4.0
Long-term debt	$97.2	$97.2

     As of September 27, 2009, the Company had $191 million of uncommitted short-term bank credit lines, of which approximately $8.4 million were in use.

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

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits

	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Service cost	$1.9	$1.7	$5.3	$5.9
Interest cost	3.1	2.9	8.5	9.1
Expected return on plan assets	(3.2)	(4.5)	(9.5)	(14.4)
Settlement cost	0.5	5.1	0.5	5.1
Amortization:
Prior service cost	0.3	0.4	1.1	1.2
Recognized net actuarial loss	2.2	0.6	5.9	1.6
Net periodic benefit cost	$4.8	$6.2	$11.8	$8.5

(millions of dollars)	Other Benefits

	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Service cost	$0.2	$0.6	$0.9	$1.8
Interest cost	0.3	0.6	1.2	1.8
Amortization:
Prior service cost	0.1	0.1	0.1	0.4
Recognized net actuarial loss	(0.9)	0.1	(0.8)	0.2
Net periodic benefit cost	$(0.3)	$1.4	$1.4	$4.2

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

    During the third quarter of 2009, the Company recorded a pre-tax settlement charge of $0.5 million related to the restructuring  program initiated in the second quarter of 2009.

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

Employer Contributions

     The Company expects to contribute $6 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2009. As of September 27, 2009, $1.4 million has been contributed to the pension fund and approximately $0.9 million has been contributed to the post retirement benefit plans.

Note 12.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Consolidated net income (loss)	$9.9	$19.9	$(25.2)	$62.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20.1	(25.4)	27.7	(4.6)
Pension and postretirement plan adjustments	1.4	(5.1)	22.7	(3.9)
Cash flow hedges:
Net derivative gains (losses) arising during the period	(0.9)	0.1	(2.0)	0.2
Comprehensive income (loss)	30.5	(10.5)	23.2	53.7
Comprehensive income attributable
to noncontrolling interest	(1.9)	(0.9)	(4.3)	(2.4)
Comprehensive income (loss) attributable to MTI	$28.6	$(11.4)	$18.9	$51.3

     The components of accumulated other comprehensive income (loss), net of related tax, are as follows:

(millions of dollars)	Sept. 28, 2009	Dec. 31, 2008

Foreign currency translation adjustments	$58.3	$32.3
Unrecognized pension costs	(42.3)	(65.0)
Net gain (loss) on cash flow hedges	(0.9)	1.1
Accumulated other comprehensive income (loss)	$15.1	$(31.6)

Note 13.  Accounting for Asset Retirement Obligations

     The Company records asset retirement obligations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also recorded asset retirement obligations at all of its facilities except where there are no legal or contractual obligations.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of September 27, 2009:

(millions of dollars)

Asset retirement liability, December 31, 2008	$13.0
Accretion expense	0.5
Foreign currency translation	0.4
Asset retirement liability, September 27, 2009	$13.9

     Approximately $0.5 million was included in other current liabilities and $13.4 million was included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 27, 2009.

Note 14.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 306 pending silica cases and 26 pending asbestos cases.  To date, 1,159 silica cases and 4 asbestos cases have been dismissed. One new asbestos case was filed in the third quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009.  The amended Order requires the installation of a groundwater containment system by mid-year 2010. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of September 27, 2009.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 15.  Non-Operating Income and Deductions
	Three Months Ended		Nine Months Ended

(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Interest income	$0.6	$1.5	$2.2	$3.6
Interest expense	(0.9)	(1.2)	(2.7)	(3.8)
Foreign exchange gains (losses)	(0.1)	0.3	(1.3)	(0.8)
Foreign currency translation loss upon liquidation	--	--	(2.3)	--
Other deductions	(0.3)	(0.3)	(0.4)	(0.9)
Non-operating income (deductions), net	$(0.7)	$0.3	$(4.5)	$(1.9)

     During the second quarter of 2009, the Company recognized currency translation losses of $2.3 million upon liquidation of the Company's operations at its facility at Gomez Palacio, Mexico.

Note 16 .  Noncontrolling interests

     On January 1, 2009, the Company adopted the provisions of Noncontrolling Interests under ASC subtopic 810-10.  Under the provisions of this statement, the income statement presentation has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests (formerly minority interests), and net income attributable solely to the Company.  In addition, noncontrolling interests are considered a component of equity for all periods presented.  Noncontrolling interests were previously classified within our long-term liabilities.  Prior year presentations have been restated to conform with the new statement.
     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to noncontrolling interests:

	Equity Attributable to MTI

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total

Balance as of December 31, 2008	$2,883	$312,972	$863,601	$(31,634)	$(436,238)	$23,247	$734,831

Comprehensive Income:
Net income	--	--	(27,850)	--	--	2,611	(25,239)
Currency translation adjustment	--	--	--	26,056	--	1,685	27,741
Unamortized pension gains and
prior service costs	--	--	--	22,655	--	--	22,655

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	(2,113)	--	--	(2,113)
Reclassification adjustment	--	--	--	108	--	--	108

Total comprehensive income (loss)	--	--	(27,850)	46,706	--	4,296	23,152

Dividends declared	--	--	(2,808)	--	--	--	(2,808)
Dividends to noncontrolling interest	--	--	--	--	--	(468)	(468)
Opening retained earning adjustment	--	--	--	--	--	--	--
Employee benefit transactions	--	--	--	--	--	--	--
Income tax benefit arising from employee
stock option plans	4	(4)	--	--	--	--	--
Amortization of restricted stock	--	1,802	--	--	--	--	1,802
Stock option expenses	--	1,591	--	--	--	--	1,591
Purchase of common stock	--	--	--	--	--	--	--

Balance as of September 27, 2009	$2,887	$316,361	$832,943	$15,072	$(436,238)	$27,075	$758,100

     The income attributable to noncontrolling interests for the nine-month periods ended September 27, 2009 and September 28, 2008 was from continuing operations. The remainder of income (loss) from continuing operations as well as all of the income (loss) from discontinued operations are attributable to MTI. There were no changes in
MTI's ownership interest for the period ended September 27, 2009 as compared with December 31, 2008.

Note 17.  Segment and Related Information

     Segment information for the three and nine-month periods ended September 27, 2009 and September 28, 2008 were as follows:

	Net Sales

(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Specialty Minerals	$162.5	$186.7	$458.1	$556.6
Refractories	71.8	108.2	193.0	315.6
Total	$234.3	$294.9	$651.1	$872.2

	Income (Loss) from Operations

(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Specialty Minerals	$14.2	$13.5	$28.3	$51.9
Refractories	(0.9)	9.9	(48.5)	27.7
Total	$13.3	$23.4	$(20.2)	$79.6

     Included in income from operations for the Specialty Minerals segment for the three-month period ended September 27, 2009 were restructuring costs of $1.7 million as related to the 2009 program. Included in income from operations for the Specialty Minerals segment for nine-month periods ended September 27, 2009 were restructuring costs of $0.1 million as related to the 2007 restructuring program, $0.5 million as related to the 2008 program and $3.7 million as related to the 2009 program. Additionally, included in income from operations for the Specialty Minerals segment was an impairment of asset charge of $6.5 million for the nine-month period ended September 27, 2009.

     Included in income from operations for the Refractories segment for the three-month period ended September 27, 2009 were restructuring costs of $(0.1) million as related to the 2007 restructuring program, $(0.2) million as related to the 2008 program and $0.1 million as related to the 2009 program. Included in income from operations for the Refractories segment for the nine-month periods ended September 27, 2009 were restructuring costs of $(0.1) million as related to the 2007 restructuring program, $0.3 million as related to the 2008 program, and $ 7.0 million as related to the 2009 program. Additionally, included in income from operations for the Refractories segment was an impairment of asset charge of $31.0 million for the nine-month period ended September 27, 2009.

     Included in income from operations for the Specialty Minerals segment for the three-month and nine-month periods ended September 28, 2008 were restructuring costs of $3.3 million and $4.6 million, respectively, as related to the 2007 restructuring program.

     Included in loss from operations for the Refractories segment for the three-month and nine-month periods ended September 28, 2008 were restructuring costs of $1.7 million and $2.7 million, respectively, as related to the 2007 restructuring program.

     The carrying amount of goodwill by reportable segment as of September 27, 2009 and December 31, 2008 was as follows:
	Goodwill

(millions of dollars)

	Sept. 27, 2009	Dec. 31, 2008

Specialty Minerals	$14.2	$13.4
Refractories	54.3	53.0
Total	$68.5	$66.4

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income (loss) from continuing operations before provision for taxes:
(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Income (loss) from operations for reportable segments	$13.3	$23.4	$(20.2)	$79.6
Unallocated corporate expenses	(0.5)	(0.4)	(1.3)	(0.7)
Consolidated income (loss) from operations	12.8	23.0	(21.5)	78.9
Non-operating income (deductions) from operations	(0.7)	0.3	(4.5)	(2.0)
Income (loss) from continuing operations,
before provision for taxes on income	$12.1	$23.3	$(26.0)	$76.9

     The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Paper PCC	$124.1	$141.7	$352.3	$421.7
Specialty PCC	13.4	15.5	36.1	46.6
Talc	8.6	9.8	23.0	28.5
Ground Calcium Carbonate	16.4	19.7	46.7	59.8
Refractory Products	56.8	86.7	156.9	255.6
Metallurgical Products	15.0	21.5	36.1	60.0
Net sales	$234.3	$294.9	$651.1	$872.2

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of September 27, 2009 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 27, 2009 and September 28, 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2009 and September 28, 2008.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
October 27, 2009

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.2	79.8	83.2	79.1

Production margin	18.8	20.2	16.8	20.9
Marketing and administrative expenses	10.5	8.8	10.4	9.0
Research and development expenses	2.2	1.9	2.2	2.0
Impairment of assets	--	--	5.8	--
Restructuring and other costs	0.6	1.7	1.8	0.9

Income from operations	5.5	7.8	(3.3)	9.0
Net income	3.8%	6.4%	(4.3)	6.8%

Executive Summary

     Consolidated sales for the third quarter of 2009 declined 21% from prior year to $234.3 million from $294.9 million. This decline was primarily due to lower volumes in all businesses.  In addition, foreign exchange had an unfavorable impact on sales growth of approximately $8.7 million or 3 percentage points of decline.  Income from operations declined 44% to $12.8 million from $23.0 million in the prior year.  Included in operating income for the third quarters of 2009 and 2008 were restructuring costs of $1.4 million and $5.0 million, respectively.  Income from continuing operations declined 46% to $8.6 million from $16.0 million in the third quarter of 2008.  Net income decreased 53% to $8.9 million from $19.0 million in the prior year.

     As a result of the economic downturn and worldwide recession which accelerated in the fourth quarter of 2008, the Company continues to be affected by weak demand in the primary end markets we serve – paper, steel, construction, automotive. These economic conditions have caused a significant drop in demand for our products.  Volume declines from prior year in all product lines more than offset the benefits derived from our announced restructuring programs and overall expense reduction initiatives.

     Although there were signs of sequential economic improvement in the third quarter of 2009, there remains uncertainty as to the long-term sustainability of this market upturn and health of the overall economy. The Company believes, however, that due to our strong balance sheet, cash flow and the benefits derived as the result of the restructuring initiatives undertaken in 2007 and 2008, coupled with the realignment of our operations in the second quarter of 2009, the Company is well positioned to achieve sustainable profitable growth when the economy recovers.

     We face some significant risks and challenges in the future:

•
Our global business could continue to be adversely affected by a weak economic environment.
•North American and European steel production in the third quarter of 2009 was approximately 40% below production levels experienced in the first three quarters of 2008.
•In the Paper industry, production levels for printing and writing papers within North America and Europe, our two largest markets, were down 15% as compared with last year.
•Housing starts in the third quarter 2009 were at an annualized rate of approximately 590,000 units, as compared to an annualized rate of 868,000 units in the third quarter of last year. Housing starts were at a peak rate of 2.1 million units in 2005. In the automotive industry,  North American car and truck production was down 22% in the third quarter of 2009 as compared to 2008.

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

     In October 2009, Domtar Corporation announced its intention to convert its Plymouth, North Carolina paper mill to 100% fluff pulp production and International Paper announced the potential closure of it Franklin, Virginia mill.  The Company presently has satellite PCC facilities at these paper mills and is currently evaluating these announcements. We expect that these events will have a negative impact on our operating performance in 2010 and could result in future impairment charges or accelerated depreciation.  The net book value of these facilities was $2.4 million as of September 27, 2009. Combined sales for these facilities for the nine months ended September 27, 2009 were $8.1 million.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further growth of the Company's PCC coating product sales using the satellite model.
•	Leveraging the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets.
• S	Further growth of PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitution.

Results of Operations

     Three months ended September 27, 2009 as compared with three months ended September 28, 2008.

Sales
(millions of dollars)
Net Sales	Third Quarter 2009	% of Total Sales	Growth		Third Quarter 2008	% of Total Sales

U.S	$126.3	53.9%	(18	) %	$154.2	52.3%
International	108.0	46.1%	(23	) %	140.7	47.7%
Net sales	$234.3	100.0%	(21	) %	$294.9	100.0%

Paper PCC	$124.1	53.0%	(12	) %	$141.7	48.0%
Specialty PCC	13.4	5.7%	(14	) %	15.5	5.3%
PCC Products	$137.5	58.7%	(13	) %	$157.2	53.3%

Talc	$8.6	3.7%	(12	) %	$9.8	3.3%
Ground Calcium Carbonate	16.4	7.0%	(17	) %	19.7	6.7%
Processed Minerals Products	$25.0	10.7%	(15	) %	$29.5	10.0%
Specialty Minerals Segment	$162.5	69.4%	(13	) %	$186.7	63.3%

Refractory Products	$56.8	24.2%	(34	) %	$86.7	29.4%
Metallurgical Products	15.0	6.4%	(30	) %	21.5	7.3%
Refractories Segment	$71.8	30.6%	(34	) %	$108.2	36.7%

Net sales	$234.3	100.0%	(21	) %	$294.9	100.0%

     Worldwide net sales in the third quarter of 2009 decreased 21% to $234.3 million from $294.9 million in the previous year. Foreign exchange had an unfavorable impact on sales of approximately $8.7 million or 3 percentage points of decline. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 13% to $162.5 million compared with $186.7 million for the same period in 2008.  Sales in the Refractories segment declined 34% from the previous year to $71.8 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 13% in the third quarter to $137.5 million from $157.2 million in the prior year. Foreign exchange had an unfavorable impact on sales of $6.5 million or approximately 4 percentage points of decline.  Paper PCC sales declined 12% to $124.1 million in the third quarter of 2009 from $141.7 million in the prior year. Paper PCC volumes declined 11% and declined in all regions except Latin America, accounting for $15.7 million of the decline.  In addition, approximately $5.6 million or 4 percentage points of decline was attributable to the effects of foreign exchange.  This was partially offset by contractual price increases of $3.5 million. Sales of Specialty PCC decreased 14% to $13.4 million from $15.5 million in the prior year.  This decline was due to 13% lower volumes and the effect of foreign exchange of $1.0 million.

     Net sales of Processed Minerals products decreased 15% in the third quarter to $25.0 million from $29.5 million in the third quarter of 2008.  This decrease was primarily attributable to the continued weakness in the residential and commercial construction markets and the automotive market.  Volumes declined 16% from prior year levels.

     Net sales in the Refractories segment in the third quarter of 2009 decreased 34% to $71.8 million from $108.2 million in the prior year. The declines in all product lines within this segment were driven by lower worldwide volumes as this segment continues to be severely affected by the downturn in the steel industry, particularly in North America and Europe.  Foreign exchange had an unfavorable impact on sales of $2.1 million or approximately 2 percentage points of decline. Sales of refractory products and systems to steel and other industrial applications decreased 34% to $56.8 million from $86.7 million. Sales of metallurgical products within the Refractories segment decreased 30 percent to $15.0 million as compared with $21.5 million in the same period last year.

     Net sales in the United States decreased 18% to $126.3 million in the third quarter of 2009.  International sales in the third quarter of 2009 decreased 23% to $108.0 million, primarily due to lower worldwide volumes and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Cost of goods sold	$190.3	$235.5	(19)%
Marketing and administrative	$24.6	$26.0	(5)%
Research and development	$5.1	$5.4	(5)%
Restructuring and other costs	$1.4	$5.0	(72)%

     Production margin decreased $15.4 million, or 26%, from the prior year. Although all product lines experienced lower volumes related to the weak market conditions, the reduction in production margin was attributable to the Refractories segment. The effect of foreign exchange on production margin in the quarter was minimal. In the Specialty Minerals segment, production margin increased 1% or $0.2 million from the prior year.  This was attributable to the benefits from the restructuring programs of $1.6 million, lower raw material costs in Paper PCC of $1.5 million, lower energy costs of $1.0 million, as well as other manufacturing cost savings initiatives.  This was mostly offset by lower volumes of $5.4 million due to weak market conditions in both the PCC and Processed Minerals product line and permanent and temporary shutdowns in the Paper PCC product line. In the Refractories segment, production margin declined 58% or $15.6 million from the prior year.  This was attributable to volume decreases of approximately $11.5 million and consumption of higher cost raw materials of $5.4 million for MgO purchased last summer at the peak of the demand cycle for this Chinese sourced material. This was partially offset by benefits from the restructuring programs of $3.0 million.

     Marketing and administrative costs decreased in the third quarter to $24.6 million from $26.0 million in the prior year. This decline was due to the benefits derived from our restructuring program as well as other cost savings initiatives. Marketing and administrative costs represented 10.5% of net sales in the third quarter of 2009 as compared with 8.8% of net sales in the prior year.

     Research and development expenses decreased 5% to $5.1 million. This decrease was primarily in the Refractories segment.  Research and development represented 2.2% of net sales in the third quarter of 2009 as compared with 1.9% of net sales in the prior year.

Restructuring and other costs (2007 program):

     In the third quarter of 2007, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and to improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007.

     Restructuring costs incurred in the third quarter of 2009 and 2008 relating to the 2007 restructuring program were as follows:

	Third Quarter 2009	Third Quarter 2008

Severance and other employee benefits	$(0.1)	$0.3
Pension settlement costs	--	4.7
	$(0.1)	$5.0

     The Company expects incremental annualized savings in 2009 of approximately $2.0 million from this program over 2008 of which approximately $0.3 million was realized in the third quarter. The total expected annualized savings in 2009 is approximately $13 million from this program and we realized savings of $11 million in 2008.  Approximately $0.3 million and $1.1 million in severance payments were paid in the third quarter of 2009 and 2008, respectively.  A restructuring liability of $0.8 million remains at September 27, 2009 and will be paid in 2009.  Such amounts will be funded from operating cash flows.

Restructuring and other costs (2008 program):

     In the fourth quarter of 2008, as a result of the acceleration of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program.

     Restructuring costs incurred in the third quarter of 2009 relating to the 2008 restructuring program were as follows:

Third Quarter 2009

Severance and other employee benefits	$(0.2)
$(0.2)

     The Company expects annualized savings of between $6 million to $8 million as it relates to this program.  The Company realized compensation and related expense savings of approximately $2.7 million in the third quarter of 2009 which was as expected.  Approximately $0.5 million in severance payments was paid in the third quarter of 2009.  The remaining liability of $0.2 million will be paid in 2009 from cash flows from operations.

Restructuring and other costs (2009 program):

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the second quarter of 2009 of $37.5 million and $8.9 million, respectively.

     Restructuring costs incurred in the third quarter of 2009 related to the 2009 restructuring program were as follows:

(millions of dollars)	Third Quarter 2009

Severance and other employee benefits	$1.2
Pension settlement cost	0.5
$1.7

     The restructuring program will reduce the current workforce by approximately 200 employees worldwide.  This reduction in force relates to plant consolidations as well as a streamlining of corporate and divisional management structures to operate more efficiently.  The Company expects to realize annualized pre-tax cost savings of approximately $16 million to $20 million upon completion of the program, of which $10 million relates to lower compensation and related expenses and $5 million relates to annualized pre-tax depreciation savings on the write down of fixed assets. The Company realized compensation and related expense savings of approximately $0.7 million in the third quarter of 2009, which was as expected. The Company realized $1.3 million in pre-tax depreciation savings in the third quarter of 2009, as expected.  Approximately $2.1 million in severance payments were paid in the third quarter of 2009. The Company expects to pay the remaining $7.5 million liability by the second half of 2010.  The payments will be funded from operating cash flows.

Income from Operations (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Income (loss) from operations	$12.8	$23.0	(44)%

     Income from operations in the third quarter of 2009 was 12.8 million as compared with $23.0 million in the prior year.  Income from operations represented 5.5% of net sales in the third quarter of 2009 as compared with 7.8% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 6% to $14.2 million from $13.4 million in the prior year and was 8.7% of its net sales as compared with 7.2% in the third quarter of 2008.  Loss from operations for the Refractories segment was $0.9 million as compared with income from operations of $9.9 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Non-operating deductions, net	$(0.7)	$0.3	*	%
* Percentage not meaningful

     In the third quarter of 2009, net non-operating deductions increased to $0.7 million from income of $0.3 million in the prior year.  This increase was due to lower interest income in the current year due to lower interest rates and foreign exchange losses in the current year on our US dollar and Euro denominated cash holdings, as compared with gains in the prior year.

Provision for Taxes on Income (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Provision for taxes on income	$2.6	$6.3	(59)%

     Provision for taxes on income during the third quarter of 2009 was $2.6 million as compared to $6.3 million during the third quarter of 2008. The effective tax rate for the third quarter of 2009 was 21.3% compared to 27.2% for the third quarter of 2008. This decrease primarily relates to the reduction in income taxes resulting from a change in the earnings in the foreign jurisdictions and the related foreign tax rates, the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments.  The tax benefit on the restructuring and impairment of assets charge was $0.4 million or an effective tax benefit of 26.0% on such charge.

Income from Continuing Operations, net of tax (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Income from continuing operations, net of tax	$8.6	$16.1	(46)%

     Income from continuing operations was $8.6 million as compared with $16.1 million in the prior year.

Income from Discontinued Operations (millions of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Income from discontinued operations	$0.3	$3.0	(91)%

     In the third quarter of 2009 the Company recognized income from discontinued operations of $0.3 million as compared with income of $3.0 million in the prior year. Included in income from discontinued operations for 2008 was a gain of approximately $2.4 million, net of tax, for the sale of our Synsil® facility in Cleburne, Texas.

Net Income Attributable to MTI (million of dollars)	Third Quarter 2009	Third Quarter 2008	Growth

Net income	$8.9	$19.0	(53)%

     Net income in the third quarter of 2009 was $8.9 million as compared with $19.0 million in the prior year.  Diluted earnings per common share was $0.47 per share in the third quarter of 2009 as compared with $1.01 per share in the prior year.

Nine months ended September 27, 2009 as compared with nine months ended September 28, 2008

(millions of dollars)
Net Sales	Nine Months 2009	% of Total Sales	Growth		Nine Months 2008	% of Total Sales

U.S	$349.1	53.6%	(24	) %	$461.0	52.9%
International	302.0	46.4%	(27	) %	411.2	47.1%
Net sales	$651.1	100.0%	(25	) %	$872.2	100.0%

Paper PCC	$352.3	54.1%	(16	) %	$421.7	48.3%
Specialty PCC	36.1	5.6%	(23	) %	46.6	5.4%
PCC Products	$388.4	59.7%	(17	) %	$468.3	53.7%

Talc	$23.0	3.5%	(19	) %	$28.5	3.3%
Ground Calcium Carbonate	46.7	7.2%	(22	) %	59.8	6.8%
Processed Minerals Products	$69.7	10.7%	(21	) %	$88.3	10.1%

Specialty Minerals Segment	$458.1	70.4%	(18	) %	$556.6	63.8%

Refractory Products	$156.9	24.1%	(39	) %	$255.6	29.3%
Metallurgical Products	36.1	5.5%	(40	) %	60.0	6.9%
Refractories Segment	$193.0	29.6%	(39	) %	$315.6	36.2%

Net sales	$651.1	100.0%	(25	) %	$872.2	100.0%

     Worldwide net sales in the first nine months of 2009 decreased 25% from the previous year to $651.1 million.  Foreign exchange had an unfavorable impact on sales of approximately $39.6 million or approximately 5 percentage points of decline. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 18% to $458.1 million compared with $556.6 million for the same period in 2008.  Sales in the Refractories segment declined 39% from the previous year to $193.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 17% in the first nine months to $388.4 million from $468.3 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 6 percentage points of decline.  Paper PCC sales declined 16% to $352.3 million in the first nine months of 2009 from $421.7 million in the prior year. Total Paper PCC volumes declined approximately 16% with volume declines in all regions.  Volume declines of approximately $54.3 million were partially offset by approximately $14.1 million in contractual price increases.  In addition, approximately $23.2 million, or 6% of the decline, is due to the effect of foreign exchange.  Sales of Specialty PCC decreased 23% to $36.1million from $46.6 million in the prior year.  The volume declines of 20% in this product line were partially offset by price increases. Approximately $3.8 million or 8% of the decline was due to the effect of foreign exchange.

     Net sales of Processed Minerals products declined 21% from prior year in the first nine months of 2009 to $69.7 million.  This product line continues to be affected by weakness in the residential and commercial construction markets, as well as the automotive market.  Volume levels declined 22% from the first nine months of 2008.

     Net sales in the Refractories segment in the first nine months of 2009 decreased 39% to $193.0 million from $315.6 million in the prior year. This segment has been negatively impacted by the significant drop in global steel production which accelerated in the fourth quarter of 2008 and has continued through the first nine months of 2009, although there was some stabilization in the third quarter of 2009. In addition, foreign exchange had an unfavorable impact on sales of $12.3 million or approximately 4 percentage points of decline. Sales of refractory products and systems to steel and other industrial applications decreased 39 percent to $156.9 million from $255.6 million.  Volumes declined approximately 41% in the first nine months as compared with prior year.   Sales of metallurgical products within the Refractories segment decreased 40 percent to $36.1 million as compared with $60.0 million in the same period last year. This decrease was attributable to a volume drop of 35%.

     Net sales in the United States decreased 24% to $349.1 million in the first nine months of 2009.  International sales in the first nine months of 2009 decreased 27% to $302.0 million, primarily due to lower volumes and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Cost of goods sold	$541.5	$689.8	(22)%
Marketing and administrative	$67.7	$78.6	(14)%
Research and development	$14.4	$17.6	(18)%
Impairment of Assets ....…………………..	$37.5	$--	* %
Restructuring and other costs	$11.5	$7.3	57%
   * Percentage not meaningful

Production margin decreased $72.9 million or 40% from prior year.  This reduction was attributable to lower volumes in all product lines related to the weak market conditions, and was approximately $72.2 million of the decline.  In the Specialty Minerals segment, production margin decreased 22% or $22.8 million from the prior year.  This was attributable to lower volumes of $29.7 million in both the PCC and Processed Minerals product lines, due to both market conditions and to permanent and temporary shutdowns in the Paper PCC product line, as well as higher raw material costs. This was partially offset by manufacturing cost savings and the benefits derived from our restructuring programs.   In the Refractories segment, production margin declined 65% or $50.0 million from the prior year.  This was attributable to volume decreases of approximately $45.5 million and higher priced raw materials of $6.0 million. This was partially offset by cost and expense savings due to cost reduction initiatives and the benefits derived from our restructuring programs.

     Marketing and administrative costs decreased 14% in the first nine months of 2009 to $67.7 million.  This reduction was due to the benefits of the restructuring program and other cost savings initiatives.  Marketing and administrative costs represented 10.4% of net sales in the first nine months of 2008 as compared with 9.0% of net sales in the prior year.

     Research and development expenses decreased 18% to $14.4 million.  This decline was primarily in the Specialty Minerals segment and was attributable to the reduction of Paper PCC trial costs through lower pricing, timing of  trial activity, and to operating efficiencies achieved through our cost savings initiatives through the first nine months of 2009 as compared with the prior year..  Research and development expenses represented 2.2% of net sales in the first nine months of 2009 as compared with 2.0% of net sales in the prior year.

Restructuring and other costs (2007 program):

     In the third quarter of 2007, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the third quarter of 2007.

     Restructuring costs incurred in the third quarter of 2009 and 2008 relating to the 2007 restructuring program were as follows:

	Nine Months 2009	Nine Months 2008

Severance and other employee benefits	$--	$2.1
Pension settlement costs	--	4.7
Other exit costs	--	0.5
	$--	$7.3

      The Company expects incremental savings in 2009 of $2 million from this program over 2008, of which $1.8 million were realized in the first nine months of 2009. The total expected annualized savings in 2009 is approximately $13 million from this program and we realized savings of $11 million in 2008.  Approximately $0.9 million and $12.9 million in severance payments were paid in the first nine months of 2009 and 2008, respectively.  A restructuring liability of $0.8 million remains at September 27, 2009 and will be paid in 2009.  Such amounts will be funded from operating cash flows.

Restructuring and other costs (2008 program):

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million in the fourth quarter of 2008 associated with this program.

     Restructuring costs incurred in the first nine months of 2009 relating to the 2008 restructuring program were as follows:

	Nine Months 2009	Nine Months 2008

Severance and other employee benefits	$0.8	$--
Other exit costs	0.1	--
	$0.9	$--

      The Company expects annualized savings of between $6 million to $8 million as it relates to this program.  The Company realized compensation and related expense savings of approximately $6.4 million in the nine-month period ended September 27, 2009.  Approximately $4.1 million in severance payments were paid in the first nine months of 2009.  The remaining liability of $0.2 million will be paid in the third quarter of 2009 from cash flow from operations.

Restructuring and other costs (2009 program):

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the second quarter of 2009 of $37.5 million and $8.9 million, respectively.

     Restructuring costs incurred in the first nine months of 2009 related to the 2009 restructuring program were as follows:

(millions of dollars)	Nine Months 2009

Severance and other employee benefits	$9.6
Contract termination costs	0.4
Pension settlement costs	0.5
Other exit costs	0.1
$10.6

     The restructuring program will reduce the current workforce by approximately 200 employees worldwide.  This reduction in force relates to plant consolidations as well as a streamlining of corporate and divisional management structures to operate more efficiently.  The Company expects to realize annualized pre-tax cost savings of approximately $16 million to $20 million upon completion of the program, of which $10 million relates to lower compensation and related expenses and $5 million relates to annualized pre-tax depreciation savings on the write down of fixed assets. The Company realized compensation and related expense savings of approximately $0.7 million in the first nine months of 2009, which was as expected. Approximately $2.1 million in severance payments were paid in the first nine months of 2009. The Company expects to pay the remaining $7.5 million liability by the second half of 2010.  The payments will be funded from operating cash flows.

     As part of this program, the Company will consolidate its Old Bridge, New Jersey, operation into Bryan, Ohio, and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of assets charge of $4.3 million; rationalize its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalize some of its European operations resulting in an impairment of assets charge of $2.2 million; record further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration as well as consolidate its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognize impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility remains unlikely. As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.

     The following table reflects the major components of the impairment of assets charge:

Impairment of assets:
(millions of dollars)	Second Quarter 2009	Remaining Carrying Value of Impaired Assets

Americas Refractories	$9.5	$0.3
European Refractories	11.5	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	6.5	--
Total impairment	$37.5	$12.7

     Included in the impairment of assets charge for Europe Refractories was a $6.0 million charge for certain intangible assets from its 2006 acquisition of a business in Turkey.

     The remaining carrying value of the impaired assets was determined by estimating marketplace participant views of the discounted cash flows of the asset groups and, in the case of tangible assets, by estimating the market value of the assets, which due to the specialized and limited use nature of our equipment, is primarily driven by the value of the real estate.  As the estimated discounted cash flows were determined to be negative under multiple scenarios, the highest and best use of the tangible asset groups was determined to be a sale of the underlying real estate. The fair value of the significant real estate holdings was based on independent appraisals.

     The Company expects to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company recognized approximately $1.3 million in depreciation savings in the first nine months of 2009 as associated with this program.

Income (Loss) from Operations (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Income (loss) from operations	$(21.5)	$78.9	*	%
 * Percentage not meaningful

     Loss from operations in the first nine months of 2009 was $21.5 million as compared with income from operations of $78.9 million in the prior year.  Income from operations represented 9.0% of net sales in the first nine months of 2008.
     Income from operations for the Specialty Minerals segment declined 45% to $28.3 million from $51.9 million.  Operating income for this segment was impacted by the aforementioned factors affecting production margin and the impact of the restructuring and impairment charges.  Loss from operations for the Refractories segment was $48.5 million compared with income from operations of $27.7 million.

Non-Operating Deductions (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Non-operating deductions, net	$(4.5)	$(2.0)	130%

     In the first nine months of 2009, net non-operating deductions increased 130% to $4.5 million. Included in non-operating deductions for the first nine months of 2009 were foreign currency translation losses of $2.3 million recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.

Provision (Benefit) for Taxes on Income (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Provision (benefit) for taxes on income	$(4.1)	$22.9	*	%

     Benefit for taxes on income during the first nine months of 2009 was $4.1 million as compared to a provision for taxes of $22.9 million during the first nine months of 2008. The effective tax rate for the first nine months of 2009 was 15.8% compared to 29.8% for the first nine months of 2008. This decrease primarily relates to the reduction in income taxes resulting from a change in the earnings in the foreign jurisdictions and the related foreign tax rates, the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments.  The tax benefit on the restructuring and impairment of assets charge was $9.4 million or an effective tax benefit of 18.3% on such charge.

Income (Loss) from Continuing Operations (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Income (loss) from continuing operations	$(24.5)	$51.6	*	%
 * Percentage not meaningful

     Loss from continuing operations was $24.5 million as compared with income from continuing operations of $51.6 million in the prior year.

Income (Loss) from Discontinued Operations (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Income (loss) from discontinued operations	$(3.3)	$8.0	*	%
   * Percentage not meaningful

     During the first nine months of 2009, the Company recognized a loss from discontinued operations of $3.3 million as compared with income from discontinued operations the prior year of $8.0 million. Included in the loss from discontinued operations for the first nine months of 2009 were impairment of asset charges of $3.5 million, net of tax.  The Company recorded an impairment of assets charge to reflect the lower market value of its Mt. Vernon, Indiana facility.  Included in income from discontinued operations for 2008 was a gain of approximately $6.7 million, net of tax, for the sale of our Synsil® facilities.

Net Income (Loss) Attributable to MTI (millions of dollars)	Nine Months 2009	Nine Months 2008	Growth

Net income (loss)	$(27.9)	$59.6	*	%
* Percentage not meaningful

     Net loss in the first nine months of 2009 was $27.9 million as compared with net income of $59.6 million in the prior year. Diluted loss per common share was $1.49 for the first nine months of 2009 as compared with earnings per share of $3.12 in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities amounted to $116.5 million in the first nine months of 2009 as compared with $79.2 million for the same period last year.  Cash flows in the first nine months of 2009 provided from operations were applied principally to fund capital expenditures, repay short term debt and pay the Company's dividend to common shareholders.    The increase in cash provided from operations was due primarily to a decrease in working capital when compared with prior year.  In addition,  payments related to restructuring activities were lower as compared to prior year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital decreased approximately 18% from December 2008. This decrease was primarily attributable to reductions in raw materials inventories, primarily in the Refractories segment. In 2008, the Company had accelerated purchases of higher priced raw materials from China to avoid potential supply interruptions. This decrease was partially offset by a slight increase in our accounts receivable. Our accounts receivable balances increased in September 2009 when compared with December 2008 primarily due to higher sales levels in the third quarter of 2009 as compared with the fourth quarter of 2008 and to the effects of foreign exchange.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of September 27, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.54 per share.

     The following table summarizes our contractual obligations as of September 27, 2009:

Contractual Obligations
		Payments Due by Period

(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$101.2	$4.0	$12.6	$84.6	$--
Operating lease obligations	18.3	4.7	5.2	2.6	5.8
Total contractual obligations	$119.5	$8.7	$17.8	$87.2	$5.8

     The Company had $191.0 million in uncommitted short-term bank credit lines, of which $8.4 million were in use at September 27, 2009.  The credit lines are primarily in the US, with approximately $21 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2009 should be approximately $30 million principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2009 - $4.0 million; 2010 - $4.6 million; 2011 - $0.0 million; 2012 - $8.0 million; 2013 - $75 million; thereafter - $9.6 million.

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

Recently Issued Accounting Standards

     In December 2008, a standard was issued which will require more detailed disclosures about employers’ pension plan assets. The new disclosure requirement will require additional information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard amends disclosure requirements for periods ending after December 15, 2009.

     In March 2008, a statement was issued which amends the disclosure requirements for derivative instruments and hedging activities. It requires companies with derivative instruments to provide enhanced disclosures that would enable financial statement users to understand how derivative instruments affect a company’s financial position, financial performance and cash flows.  This statement is effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company adopted this pronouncement as of January 1, 2009.

     In February 2008, a statement was issued which excludes fair value measurements for purposes of lease classification or measurement from the fair value measurement under ASC subtopic 820-10. In additions, the provisions of ASC paragraphs 820-10-50-8A, 55-23A, and 55-23B deferred the effective date of fair value measurement requirements for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

     In December 2007, a statement was issued which changed the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This statement is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

     In December 2007, a statement was issued on noncontrolling interests in consolidated financial statements. The provisions of this statement require (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of this statement has not materially impacted the Company's consolidated financial position and results of operations.

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
     The following is an update of certain critical accounting policies from our disclosures at December 31, 2008:
•
Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and other intangible assets with indefinite lives are reviewed for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends;
•	Market capitalization below invested capital.

The Company conducts its goodwill impairment testing for each Reporting Unit as of the beginning of the fourth quarter with the assistance of valuation specialists. There is a two-step process for testing of goodwill impairment and measuring the magnitude of any impairment. Step One involves a) developing the fair value of total invested capital of each Reporting Unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each Reporting Unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a Reporting Unit exceed its fair value, then the Step One test is failed, and the magnitude of any goodwill impairment is determined under Step Two. The amount of impairment loss is determined in Step Two by comparing the implied fair value of Reporting Unit goodwill with the carrying amount of goodwill.

The Company has three reporting units, PCC, Processed Minerals and Refractories. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.
The Company performed an interim goodwill impairment test of the Refractories segment reporting unit as of the end of the second quarter of 2009 and an interim goodwill impairment test for all reporting units as of the end of the first quarter of 2009. The fair value of each reporting unit materially exceeded the carrying value of each reporting unit.
The Refractories reporting unit incurred an operating loss during the second quarter due to low sales volumes associated with weak steel industry market conditions and high raw material costs consumed from inventory which were purchased last summer during the peak of the demand cycle for Chinese sourced materials. We have implemented a restructuring program for this reporting unit designed to improve profitability in 2010 and beyond by rationalizing certain manufacturing facilities to reach breakeven levels during low volume cycles and improve profitability at higher volumes. In our valuation of the Refractories reporting unit, we assumed minimal sales improvement for the remainder of 2009. Our sales growth volume assumptions over the next five years range from 5% to 8% from the very low levels experienced in the second quarter. In our assumptions, by 2014, we only expect sales volumes to achieve on average 90% of annualized sales volume levels achieved in the third quarter of 2008. As a result of some forecasted volume improvement from present levels, coupled with cost and expense savings associated with the restructuring program, the fair value was significantly in excess of the carrying value and resulted in no impairment of goodwill.

The Company did not perform an interim goodwill impairment test at the end of the third quarter of 2009 as a result of significant improvements in the operating performance of each Reporting Unit.  Sales in the Refractories segment increased 27% from second quarter levels and the operating performance improved by 85%, which exceeded the projections used in the last valuation.

We estimate fair value of our reporting units by applying information available at the time of the valuation to industry accepted models using an income approach and market approach. The income approach incorporates the discounted cash flow method and focuses on the expected cash flow of the Reporting Unit. The market approach utilizes two methodologies, the Guideline Company Method and the Similar Transactions Method. The Guideline Company Method focuses on comparing the Reporting Units' risk profile and growth prospects to selected similar publicly-traded companies. The Similar Transactions Method considers prices paid in recent transactions in the Reporting Unit's industry or related industries. We believe the income and market approaches are equally relevant to the determination of reporting unit fair value and therefore assigned equal weighting to each method.

The key assumptions we used in the income approach included revenue growth rates and profit margins based upon forecasts derived from available industry market data, a terminal growth rate and estimated weighted-average cost of capital based on market participants for which the discount rates were determined. For the Refractories reporting unit, we assumed that revenues would decline approximately 20% in the second half of 2009 compared to 2008 and 30% for the full year 2009 compared to 2008. The rate of sales decline would reduce in the fourth quarter of 2009 when compared with the fourth quarter of 2008, which was the beginning of the effects of the recession in our markets. Our compound annual sales growth assumption from 2008 to 2014 is less than 1%. Revenue growth was 10%, 4% and 6% for the years ended December 31, 2008, 2007 and 2006, respectively. Our gross profit margin is forecast at between 21% and 25% over the next five years and had ranged between 27% and 30% from over the last three years. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long term market and gross domestic product growth. We utilized discount rates of 11% and 12% in the valuation and, in addition, incorporated a company specific risk premium.

For the PCC and Processed Minerals reporting units, we assumed that revenues would decline approximately 10% in the second half of 2009 compared to 2008 and 15% for the full year 2009 compared to 2008. The rate of sales decline would reduce in the fourth quarter of 2009 when compared with the fourth quarter of 2008, which was the beginning of the effects of the recession in our markets. Our compound annual sales growth assumptions from 2008 to 2014 are less than 5% for both the PCC and Processed Minerals product lines.  Revenue growth was 0%, 6% and 7% for the years ended December 31, 2008, 2007 and 2006, respectively. Our gross profit margin is forecast at between 21% and 28% over the next five years and had ranged between 27% and 31% over the last three years. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long term market and gross domestic product growth. We utilized discount rates of 11% and 12% in the valuation and, in addition, incorporated a company specific risk premium.

The key assumptions we used in the market approach represent multiples of Sales and EBITDA and were derived from comparable publicly traded companies with similar operating characteristics as the reporting units. The market multiples used in our assumptions ranged from 0.7 to 0.9 times trailing twelve month Sales and 2009 and 2010 forecasted Sales and ranged from 6.0 to 8.5 times trailing twelve months EBITDA and 2009 and 2010 forecasted EBITDA.

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

     A one percentage point change in our major assumptions would have the following effects

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(2.7)	$0.4	$(1.6)
1% decrease	$2.8	$(0.4)	$1.6

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale

1% increase	$(21.9)	$1.9
1% decrease	$21.9	$(1.9)

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 8%. While we believe we can achieve a long-term average rate of return of 8%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy has an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2008 was approximately 8% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008 and into 2009. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but has not changed its long-term investment strategy. As of the end of the third quarter, the Company has approximately 85% of its pension assets in fixed income securities. During the first and third quarters of 2009, we analyzed data provided by investment consultants which indicated the likely returns from a move to equities at that time were not significantly better than the expected returns from the capital conservation strategy and that such a change involved significantly more risk. During the third quarter 2009, we have begun a program of systematically moving funds back into equities. The Company intends to rebalance its investment portfolio to adhere to its long-term investment strategy over the next twelve months as the markets continue to stabilize.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $3.8 million of foreign currencies as of September 27, 2009. The contracts mature between July 2009 and January of 2010.  The fair value of these instruments at September 27, 2009 was a liability of $0.4 million.

     In 2008, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at September 27, 2009 was a liability of $1.5 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2009.

Changes in Internal Control Over Financial Reporting

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations.  As of September 27, 2009, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 306 pending silica cases and 26 pending asbestos cases.  To date, 1,159 silica cases and 4 asbestos cases have been dismissed. One new asbestos case was filed in the third quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009.  The amended Order requires the installation of a groundwater containment system by mid-year 2010. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of September 27, 2009.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

June 29 - July 26	--	$--	615,674	$37,165,023

July 27 - August 23	--	$--	615,674	$37,165,023

August 24 - September 27	--	$--	615,674	$37,167,023
Total	--	$--

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of September 27, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

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

October 27, 2009