Form 10-K
MINERALS TECHNOLOGIES INC
filed 2010-02-25
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

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

Yes [  ]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]
(Do not check if smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 30, 2009, was approximately $486 million.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 5, 2010, the Registrant had outstanding 18,758,165 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement dated April 5, 2010	Part III

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $534.7 million, $605.7 million and $602.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PCC Products - Paper

In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
·	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
·	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $484.6 million, $547.2 million and $542.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

     Approximately 50% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2009, see Item 2, "Properties," below.

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

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2009, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 19 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

     Uncoated Wood-Free Printing and Writing Papers – Outside North America.  The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company.  The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America.  Presently, the Company owns and operates 20 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

     Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 30% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at about 12 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

     Coated Paper.  The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our Opacarb product line is designed to create value to the papermaker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 10 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $50.1 million, $58.5 million and $60.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $93.7 million, $110.7 million and $114.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net sales of talc products were $32.3 million, $35.9 million and $37.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $61.4 million, $74.8 million and $76.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $278.9 million, $395.8 million and $361.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $225.4 million, $320.8 million and $290.5 million for the years ended December 31, 2009, 2008 and 2007. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.

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

     Over the past several years the Refractories segment has continued to reformulate its products and application technology to maintain its competitive advantage in the market place. Some of the new products the Company has introduced in the past few years include:

·	HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications such as steel ladles;
·	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities;
·	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications such as steel ladle safety linings;
·	ENDURATEQ®: A high durability refractory shape for glass contact applications such as plungers and orifice rings; and
·	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.

     Refractories Markets

     The principal market for the Company's refractory products is the steel industry.  Management believes that certain trends in the steel industry will provide growth opportunities for the Company.  These trends include growth and quality improvements in select geographic regions (e.g., China, Eastern Europe and India) the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to electric arc furnaces (mini-mills) and the ever-increasing need for improved productivity and longer lasting refractories.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $53.5 million, $75.0 million and $70.6 million for the years ended December 31, 2009, 2008 and 2007. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.  The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company oversees domestic marketing and sales activities from Bethlehem, Pennsylvania, and from regional sales offices in the eastern and western United States. The Company's international marketing and sales efforts are directed from regional centers located in Brussels, Belgium; Sao Jose Dos Campos, Brazil; and Shanghai, China. The Company believes its processed minerals are at regional locations that satisfy the stringent delivery requirements of the industries they serve. The Company also believes that its worldwide network of sales personnel and manufacturing sites facilitates the continued international expansion.

Raw Materials

     The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, magnesia and alumina for its Refractory operations, and on having adequate access to ore reserves at its mining operations.

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide.  Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of aluminasilicates.  The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.  The Company purchases a significant portion of its magnesia requirements from sources in China.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs have also affected the delivered cost of raw materials imported from China to North America and Europe.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines. The Company's business strategy for growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; the MINSCAN® and HOTCRETE® application systems and EMforce® for the Processed Minerals and Specialty PCC product lines.

     The Company will continue to develop its filler-fiber composite material, which could increase filler levels in uncoated freesheet paper to upwards of 30%. This product remains in development. The Company is in commercialization discussions with a company in Europe and also conducting large-scale trials in Asia. The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2009, 2008 and 2007, the Company spent approximately $19.9 million, $23.1 million and $26.3 million, respectively, on research and development. The Company's research and development spending for 2009 was approximately 2.2% of net sales.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania.  It also has research and development facilities in China, Finland, Germany, Ireland, Japan and Turkey.  Approximately 93 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 309 patents and approximately 797 trademarks related to its business.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2009, the Company employed 2,173 persons, of whom 1,072 were employed outside of the United States.

Environmental, Health and Safety Matters

     The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety.  Certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations.  Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation.   The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations.  The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company.  Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future.  The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company.

     Laws and regulations are subject to change.  See Item 1A, Risk Factors, for information regarding the possible effects that compliance with new environmental laws and regulations, including those relating to climate change, may have on our businesses and operating results.

     The Company obtained indemnification for certain potential health and safety liabilities under agreements entered into between the Company and Pfizer Inc ("Pfizer") or Quigley Company, Inc., a wholly-owned subsidiary of Pfizer, in connection with the initial public offering of the Company in 1992.  See "Certain Relationships and Related Transactions" in Item 13.

Available Information

     The Company maintains an internet website located at http://www.mineralstech.com.  Its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission ("SEC").  Investors may access these reports through the Company's website by navigating to "Investor Relations" and then to "SEC Filings."

     Financial information concerning our business segments and the geographical areas in which we operate appears in the Notes to the Consolidated Financial Statements.

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

•	Adverse General Economic, Business, and Industry Conditions

The Company’s business and operating results have been and may in the future be adversely affected by the current US recession and other global economic conditions, including declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest rates and exchange rates, and other challenges that could affect the global economy. The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to the Company. Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company’s results.  Accordingly, a continued adverse economic climate in the U.S. or abroad could result in decreases in the Company’s net revenue and profitability.

•	Growth Rate

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Asia and Europe; increasing its penetration into product markets such as the market for papercoating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products such as filler-fiber composite materials for the paper industry; and acquisitions.  Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.

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

Several consolidations in the paper industry have taken place in recent years.  These consolidations could result in partial or total closure of some paper mills where the Company operates PCC satellites.  Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. Similarly, consolidations have occurred in the steel industry.  Such consolidations in the two major industries we serve concentrate purchasing power in the hands of a smaller number of papermakers and steel manufacturers, enabling them to increase pressure on suppliers, such as the Company.  This increased pressure could have an adverse effect on the Company's results of operations in the future.

•	Regulation and Litigation; Environmental Exposures

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations, and potentially to claims for various legal, environmental and tax matters.  The Company is currently a party in various litigation matters.  While the Company carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for such matters, which it believes to be adequate, an unanticipated liability, arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.  State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted.  Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products.  Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products.  We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.

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

•	Availability and Cost of Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations and on having adequate access to ore reserves of appropriate quality at its mining operations.  Unanticipated changes in the costs or availability of such raw materials, or in the Company's ability to have access to its ore reserves, could adversely affect the Company's results of operations.

•	Cyclical Nature of Customers' Businesses

The majority of the Company's sales are to customers in industries which have historically been cyclical paper, steel and construction.  The Company's exposure to variations in its customers' businesses has been reduced by the diversification of its portfolio of products and services; and by its geographic expansion.  Also, the Company has structured most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines.  In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets. The residential component of this market has experienced a significant slowdown which could have an adverse impact on future growth.  A sustained economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's 53 satellite PCC plants as of December 31, 2009.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Maine, Millinocket 3	Katahdin Paper Company LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
North Carolina, Plymouth2	Domtar Inc.
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Virginia, Franklin2	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou1	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Anjalankoski	Myllykoski Paper Oy
Finland, Tervakoski	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah1	Ballarpur Industries Ltd.
Indonesia, Perawang1	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi1	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Chihuahua	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz1	Soporcel - Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank1	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom1	Advance Agro Public Co. Ltd.

1  These plants are owned through joint ventures.
2  The Company expects to cease production at these facilities in the second quarter of 2010.
3  This facility was idle in 2009.

     The Company also owned at December 31, 2009, 8 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, and owned or leased 19 manufacturing facilities worldwide within the Refractories segment.  The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New Jersey, Old Bridge	Plant	Monolithic Refractories
New York, New York	Headquarters2	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC

Location	Facility	Product Line
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	Monolithic Refractories/PCC
Finland, Kaarina	Research Laboratory2	PCC
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office	Monolithic Refractories/Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Sales Office2	PCC
Spain, Santander	Plant/Sales Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office2	Monolithic Refractories
South Korea, Yangsan	Plant3	Monolithic Refractories
Turkey, Gebzea	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1	This plant is leased to another company.
2
Leased by the Company.  The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963.  The Company's headquarters in New York, New York, are held under a lease which expires in 2010.  The Company entered into a new lease agreement for its corporate headquarters in New York, New York which expires in 2021.

3	This plant is owned through a joint venture.

     The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements.  Based on past loss experience, the Company believes it is adequately insured with respect to these assets and for liabilities likely to arise from its operations.

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos-containing materials.  The Company currently has 305 pending silica cases and 26 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. One silica case was dismissed in the fourth quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This Order was amended on June 1, 2009.  The amended order requires the installation of a groundwater containment system by mid-year 2010.  The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility’s wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2009.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:

2009 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$42.10	$42.82	$50.87	$56.39
Low	26.76	31.41	35.87	45.85
Close	32.05	36.78	47.52	54.47

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2008 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$64.74	$72.42	$68.38	$59.36
Low	52.29	62.80	60.73	37.89
Close	61.72	64.65	61.62	40.90

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	787,530	$52.54	1,034,125

Equity compensation plans not approved by security holders	--	--	--

Total	787,530	$52.54	1,034,125

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

September 28 - October 25	--	$--	615,674	$37,167,023

October 26 - November 22	--	$--	615,674	$37,167,023

November 23 - December 31	--	$--	615,674	$0

Total	--	$--

     On October 26, 2005, the Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. As of December 31, 2008, the Company repurchased 1,307,598 shares under this program at an average price of approximately $57.36 per share. This program was completed in February 2008.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2009, 615,674 shares have been purchased under this program at an average price of approximately $61.45 per share.  This program has expired as of December 31, 2009, and $37.2 million of the authorized $75 million were not repurchased by the Company.

     On February 22, 2010, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period.

     On January 27, 2010, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 5, 2010, the last reported sales price on the NYSE was $47.46 per share.  As of February 5, 2010, there were approximately 188 holders of record of the common stock.

The graph below matches the cumulative 5-year total return of holders of Minerals Technologies Inc.'s common stock with the cumulative total returns of the S&P 500 index and the S&P MidCap 400 Materials Sector index. The graph assumes that the value of the investment in the company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2004 and tracks it through 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., The S&P 500 Index
And S&P MidCap 400 Materials Sector

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Minerals Technologies Inc.
S&P 500
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

Minerals Technologies Inc.	100.00	84.07	88.76	101.39	62.13	83.15
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P MidCap 400 Materials Sector	100.00	110.68	138.49	158.15	83.98	134.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The following graph compares the cumulative 3-year total return provided shareholders of Minerals Technologies Inc.’s common stock relative to the cumulative total returns of the S & P 500 index and the S&P MidCap 400 Materials Sector index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2006 and its relative performance is tracked through 12/31/09.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., The S&P 500 Index
And S&P MidCap 400 Materials Sector

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
Minerals Technologies Inc.
S&P 500
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09

Minerals Technologies Inc.	100.00	114.23	70.00	93.69
S&P 500	100.00	105.49	66.46	84.05
S&P MidCap 400 Materials Sector	100.00	114.19	60.64	97.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

It      Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2009	2008	2007	2006	2005

Net sales	$907.3	$1,112.2	$1,077.7	$1,023.5	$956.8
Cost of goods sold	751.5	891.7	845.1	798.7	744.0
Production margin	155.8	220.5	232.6	224.8	212.8

Marketing and administrative expenses	91.1	101.8	104.6	104.6	98.1
Research and development expenses	19.9	23.1	26.3	27.8	27.0
Impairment of assets	39.8	0.2	94.1	--	0.3
Restructuring and other costs	22.0	13.4	16.0	--	--
Income (loss) from operations	(17.0)	82.0	(8.5)	92.4	87.4

Non-operating income (deductions), net	(6.1)	0.3	(3.0)	(5.9)	(3.9)

Income (loss) from continuing operations before provision for taxes on income	(23.1)	82.3	(11.5)	86.5	83.5
Provision (benefit) for taxes on income (loss)	(5.4)	24.1	11.3	27.0	25.1
Income (loss) from continuing operations	(17.7)	58.2	(22.8)	59.5	58.4
Income (loss) from discontinued operations, net of tax	(3.2)	10.3	(37.8)	(6.1)	(3.4)
Consolidated net income (loss)	(20.9)	68.5	(60.6)	53.4	55.0
Less: Net income attributable to
non-controlling interests	(2.9)	(3.2)	(2.9)	(3.4)	(1.7)
Net income (loss) attributable to Minerals
Technologies Inc. (MTI)	$(23.8)	$65.3	$(63.5)	$50.0	$53.3

Earnings Per Share

Basic:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$(1.10)	$2.91	$(1.34)	$2.86	$2.78
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	(0.17)	0.54	(1.97)	(0.31)	(0.16)

Basic earnings (loss) per share attributable to MTI	$(1.27)	$3.45	$(3.31)	$2.55	$2.62

Diluted:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$(1.10)	$2.90	$(1.34)	$2.84	$2.75
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	(0.17)	0.54	(1.97)	(0.31)	(0.16)

Diluted earnings (loss) per share attributable to MTI	$(1.27)	$3.44	$(3.31)	$2.53	$2.59

Weighted average number of common shares outstanding:
Basic	18,724	18,893	19,190	19,600	20,345
Diluted	18,724	18,983	19,190	19,738	20,567
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Balance Sheet Data:
Working capital	$447.8	$380.7	$306.2	$199.7	$145.9
Total assets	1,072.1	1,067.6	1,128.9	1,193.1	1,156.3
Long-term debt	92.6	97.2	111.0	113.4	40.3
Total debt	104.1	116.2	127.7	203.1	156.9
Total shareholders' equity	747.7	734.8	773.3	770.9	788.6

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.8	80.2	78.4
Production margin	17.2	19.8	21.6

Marketing and administrative expenses	10.1	9.1	9.7
Research and development expenses	2.2	2.1	2.4
Impairment of assets	4.4	--	8.8
Restructuring charges	2.4	1.2	1.5
Income (loss) from operations	(1.9)	7.4	(0.8)

Income (loss) from continuing operations before
provision(benefit) for taxes	(2.6)	7.4	(1.1)
Provision (benefit) for taxes on income	(0.6)	2.2	1.0
Non-controlling interests	0.3	0.3	0.3
Income (loss) from continuing operations	(2.3)	4.9	(2.4)
Income (loss) from discontinued operations	(0.3)	1.0	(3.5)

Net income (loss)	(2.6)%	5.9%	(5.9)%

Executive Summary

     As a result of the severe economic downturn and worldwide recession that accelerated in the fourth quarter of 2008 and continued through most of 2009, the Company’s results were significantly affected by weakness in the primary end markets we serve – paper, steel, construction, and automotive.  These economic conditions caused a significant decrease in the demand for our products, as volumes declined in all businesses.  Beginning in the fourth quarter of 2008, the Company responded quickly to the downturn in economic activity by establishing additional procedures to generate and conserve its cash and reduce costs by curtailing production through shortened work schedules, continuing its intensive expense control initiatives, and suspending its stock buyback program. In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program to improve efficiencies through the consolidation and rationalization of certain manufacturing operations and through a further reduction of overhead costs.  As a result, the Company recorded an impairment of assets charge of $37.5 million, restructuring charges of $10.2 million related to this realignment and pension settlement charges of $9.4 million in the second half of 2009.  Volume declines as compared with prior year, however, more than offset the benefits derived from our announced restructuring programs and overall expense reduction initiatives.

     As part of the restructuring program, the Company will consolidate its Old Bridge, New Jersey, operation into Bryan, Ohio, and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials,  resulting in an impairment of assets charge of $4.3 million; rationalize its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalize some of its European operations resulting in an impairment of assets charge of $2.2 million; record further impairment charges of $10.0 million related to its Asian refractory operations and actively seek a regional alliance to aid in marketing its high value product. In addition, we recognized impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility became unlikely.  The Company will also reduce its current workforce by approximately 200 employees related to the plant consolidations as well as the streamlining of corporate and divisional management structures to operate more efficiently through the current economic environment. This realignment allowed the Company to better position itself strategically for improved profitability as the economy recovers.

    In October 2009, Domtar Corporation announced its intention to cease production of paper grades requiring PCC at its Plymouth, North Carolina, paper mill and International Paper announced the closure of its Franklin, Virginia, mill.  The Company has satellite PCC facilities at these paper mills and we expect these satellites to cease production in the second quarter of 2010.  As a result, an impairment of assets charge of $2.0 million was recorded in the fourth quarter. We expect that these events will have a negative impact on our operating performance in 2010.  Combined sales for these facilities in 2009 were $11.5 million.

     Worldwide net sales for 2009 were $ 907.3 million, a decline of 18% from 2008 sales of $1.112 billion. Foreign exchange had an unfavorable impact on sales of approximately $29 million, or 3 percentage points of the decline. Loss from operations was $17.1 million in 2009 as compared with income from operations of $82.0 million in the prior year. Included in the operating loss in 2009 were restructuring charges of $22.0 million and impairment charges of $39.8 million, respectively. Included in the operating income of the prior year were restructuring costs of $13.4 million and an impairment of assets charge of $0.2 million.

     Loss from continuing operations was $17.8 million as compared with income of $58.2 million in the prior year due to the aforementioned restructuring charges as well as the impact of the downturn in the economy. Loss from discontinued operations was $3.2 million in 2009 as compared with income from discontinued operations of $10.3 million in the previous year. In 2009, an impairment of assets charge was recorded in discontinued operations to reflect the lower market value of the Mt. Vernon, Indiana, facility.  In 2008, the Company recorded gains of $13.7 million from the sale of four idle facilities previously written down. Net loss for the year was $23.8 million as compared with net income of $65.3 million in the prior year.

     The Company's balance sheet as of December 31, 2009 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2009 were more than $319 million. In addition, we have available lines of credit of $186 million, our debt to equity ratio was very low at 12%, and our current ratio was 3.9. Our cash flows from operations were in excess of $160 million in 2009.

     The Company, and each of its reporting segments, achieved a dramatically improved performance in the second half of 2009 versus the first half of 2009 as the industries we serve continued to contract in the first half but began to stabilize and even increase slightly in the second half.  In addition to an increase in volumes from improved market conditions in the second half, the Company also began to realize the benefits of the restructuring program initiated in the second quarter of 2009. The Company's production margin increased from $66 million in the first half of 2009 to $90 million in the second half, an improvement of 37%.  Sales increased $74 million in the second half, an improvement of 18%, due to higher volumes.  The Specialty Minerals Segment production margin improved from $50 million in the first half to $64 million in the second half, an increase of 27% on a 13% increase in sales. The Refractories segment production margin improved from $16 million in the first half to $27 million in the second half, an increase of 70% as sales increased $37 million or 30%.

    Although there have been signs of economic recovery beginning in the third quarter of 2009 and continuing into the fourth quarter, there remains uncertainty as to the long-term sustainability of this market upturn and of the health of the overall economy.  The Company feels, however, that due to our strong balance sheet, cash flow, and benefits derived as a result of the restructuring initiatives undertaken in 2007 and 2008, coupled with the realignment of our operations in the second quarter of 2009, the Company is well positioned to achieve sustainable profitable growth as and when the economy recovers.

     We face some significant risks and challenges in the future:
•
Our global business could continue to be adversely affected by decreases in economic activity.
• North American and European steel production in 2009 was approximately 31% below production levels in 2008.
• In the paper industry, production levels for printing and writing papers within North America and Europe, our two largest markets, were down 18% as compared     with prior year.
• Housing starts in 2009 were at a rate of approximately 550 thousand units, down 38% from prior year.  Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was down 32% in 2009 as compared with 2008.

•	The availability of credit in the financial markets could adversely affect the ability of our customers and/or our suppliers to obtain financing.
•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the global economic climate.  Some of our customers may experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

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

•	We continue to rely on China for a significant portion of our supply of magnesium oxide in the Refractories segment which may be subject to uncertainty in availability and cost.
•	Fluctuations in energy costs have an impact on all of our businesses.
•
Changes in the fair market value of our pension assets, rates of return on assets, and discount rates could have a significant impact on our net periodic pension costs as well as our funding requirements.

•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.
•
The Company’s operations, particularly in the mining and environmental areas (discharges, emissions and greenhouse gases), are subject to regulation by federal, state and foreign authorities and may be subject to, and presumably will be required to comply with, additional laws, regulations and guidelines which may be adopted in the future.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further growth of the Company's PCC coating product line using the satellite model.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets.
•	Further growth of PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Further proliferation of operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(Dollars in millions)
Net Sales	2009	% of Total Sales	Growth	2008	% of Total Sales	Growth	2007	% of Total Sales
U.S.	$478.4	52.7%	(18)%	$586.5	52.8%	1%	$581.9	54.0%
International	428.9	47.3%	(18)%	525.7	47.2%	6%	495.8	46.0%
Net sales	$907.3	100.0%	(18)%	$1,112.2	100.0%	3%	$1,077.7	100.0%

Paper PCC	$484.6	53.4%	(11)%	$547.2	49.2%	1%	$542.0	50.3%
Specialty PCC	50.1	5.6%	(14)%	58.5	5.3%	(3)%	60.6	5.6%
PCC Products	$534.7	59.0%	(12)%	$605.7	54.5%	1%	$602.6	55.9%

Talc	$32.3	3.5%	(10)%	$35.9	3.2%	(4)%	$37.3	3.5%
GCC	61.4	6.8%	(18)%	74.8	6.7%	(2)%	76.7	7.1%
Processed Minerals Products	$93.7	10.3%	(15)%	$110.7	9.9%	(3)%	$114.0	10.6%

Specialty Minerals Segment	$628.4	69.3%	(12)%	$716.4	64.4%	--%	$716.6	66.5%

Refractory Products	$225.4	24.8%	(30)%	$320.8	28.9%	10%	$290.5	27.0%
Metallurgical Products	53.5	5.9%	(29)%	75.0	6.7%	6%	70.6	6.5%
Refractories Segment	$278.9	30.7%	(30)%	$395.8	35.6%	10%	$361.1	33.5%

Net sales	$907.3	100.0%	(18)%	$1,112.2	100.0%	3%	$1,077.7	100.0%

     Worldwide net sales in 2009 decreased 18% from the previous year to $907.3 million.  Foreign exchange had an unfavorable impact on sales of $28.6 million or 3 percentage points of the decline.  Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 12% to $628.4 million from $716.4 million for the same period in 2008.  Sales in the Refractories segment declined 30% from the previous year to $278.9 million.  In 2008, worldwide net sales increased 3% to $1.112 billion from $1.078 billion in the prior year.  In 2008, Specialty Minerals segment sales remained flat and Refractories segment sales increased approximately 10% from 2007.

     In 2009, worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 12% to $534.7 million from $605.7 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $21.2 million or 4 percentage points of the decline. Worldwide net sales of Paper PCC decreased 11% to $484.6 million from $547.2 million in the prior year. Total Paper PCC volumes declined 11% from prior year levels with volume declines in all regions except Latin America.  Volume declines of approximately $65.0 million were partially offset by approximately $19.0 million in contractual price increases.  Approximately $17.0 million, or 3% of the decline, was due to the effects of foreign exchange. Sales of Specialty PCC declined 14% to $50.1 million from $58.5 million in 2008. This decrease was primarily attributable to lower volumes of approximately $6.0 million and an unfavorable impact of foreign exchange of $4.2 million, partially offset by price increases of $1.9 million.

     In 2008, worldwide net sales of PCC increased 1% to $605.7 million from $602.6 million in the prior year. Net sales of Paper PCC increased 1% to $547.2 million while Paper PCC volumes declined 4% from 2007 levels.  This decline in volumes was offset by increased selling prices from the pass through of raw material cost increases and to foreign currency. Sales of Specialty PCC declined 3% in 2007 to $58.5 million from $60.6 million in the prior year. This decline was primarily attributable to lower volumes.

     Net sales of Processed Minerals products in 2009 decreased 15% to $93.7 million from $110.7 million in 2008. GCC products and talc products decreased 18% and 10% to $61.4 million and $32.3 million, respectively. The decrease in the Processed Minerals product line was attributable to further weakness in the residential and commercial construction markets as well as the automotive market. As a result, volumes have declined 17% from the prior year.

     Net sales of Processed Minerals products in 2008 decreased 3% to $110.7 million from $114.0 million in 2007. This decrease was primarily attributable to weakness in the residential construction and automotive markets.

     Net sales in the Refractories segment in 2009 decreased 30% to $278.9 million from $395.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $7.3 million, or 2 percentage points of the decline.  This segment has been affected negatively by the significant downturn in the global steel production which accelerated in the fourth quarter of 2008 and continued through the first three quarters of 2009.  The markets showed some signs of stabilization in the fourth quarter of 2009.  Sales of refractory products and systems to steel and other industrial applications decreased 30% to $225.4 million, from $320.8 million.  Volumes declined approximately 32% as compared with prior year.  Sales of metallurgical products within the Refractories segment decreased 29% to $53.5 million from $75.0 million in the prior year on volume declines of 25%.

     Net sales in the Refractories segment in 2008 increased 10% to $395.8 million from $361.1 million in the prior year. This segment was positively affected by increased selling prices necessitated by significant raw material increases, which more than offset volume declines, and to the favorable effects of foreign currency of $9.4 million or 3 percentage points of growth.  Sales of refractory products and systems to steel and other industrial applications increased 10% to $320.8 million in 2008 from $290.5 million in the prior year.  Volumes declined 7% for the full year but were down 27% during the fourth quarter of 2008.  Sales of metallurgical products within the Refractories segment increased 6% to $75.0 million from $70.6 million in 2007.  This increase was primarily attributable to slightly higher volumes and favorable product mix, particularly in North America.

     Net sales in the United States decreased approximately 18% to $478.4 million in 2009 and represented approximately 52.7% of consolidated net sales. International sales decreased approximately 18% to $428.9 million, due to lower worldwide volumes and the effects of foreign currency.

Operating Costs and Expenses
(Dollars in millions)

	2009	Growth	2008	Growth	2007
Cost of goods sold	$751.5	(16%)%	$891.7	6%	$845.1
Marketing and administrative	$91.1	(11%)%	$101.8	(3)%	$104.6
Research and development	$19.9	(14%)%	$23.1	(13)%	$26.3
Impairment of assets	$39.8	* %	$0.2	* %	$94.1
Restructuring charges	$22.0	64% %	$13.4	(17)%	$16.0
*  Percentage not meaningful

     Cost of goods sold in 2009 was 82.8% of sales compared with 80.2% in the prior year.  Our cost of goods sold declined 16% as compared with 18% lower sales resulting in a 29% decrease in production margin. This reduction was attributable to lower volumes in all product lines related to the weak market conditions experienced in 2009.  This was partially offset by expense savings through cost reduction initiatives and the benefits derived from our restructuring programs.  In the Specialty Minerals segment, production margin decreased 12%, or $14.9 million from the prior year.  This is attributable to lower volumes of $26 million in both the PCC and Processed Minerals product lines, as a result of market conditions as well as permanent and temporary shutdowns in the Paper PCC product line.  This was partially offset by manufacturing and expense cost savings of $6 million and the benefits derived from our restructuring programs of approximately $4 million.  In the Refractories segment, production margin declined 54%, or $49.7 million from 2008.  This was attributable to volume decreases of $53 million.  This was partially offset by cost and expense savings of $3 million and the benefits derived from our restructuring programs of $5 million.

     Cost of goods sold in 2008 was 80.2% of sales compared with 78.4% in the prior year.  Our cost of goods sold grew 6%, compared with 3% sales growth resulting in a 5% decrease in production margin. In the Specialty Minerals segment, the production margin decreased 9% as compared with a relatively flat sales growth. This segment had been affected by increased raw materials and energy costs of $24 million, lower volumes in the Processed Minerals and the Paper PCC product lines of $20 million and price concessions in the Paper PCC product line of $5 million.  This was partially offset by the recovery of raw material costs through price increases of

$16 million, the benefits of the restructuring program of $17 million and manufacturing cost savings initiatives of $6 million In the Refractories segment, the production margin increased 1% as compared with 10% sales growth. This segment has been affected by increased raw material costs of $34 million and lower volumes of $2 million, partially offset by price increases of $31 million and the benefits of the restructuring program of $3 million.

     Marketing and administrative costs declined 11% to $91.1 million in 2009, compared to $101.8 million in the prior year, and represented 10.1% of net sales as compared with 9.1% in the prior year. This reduction was due to the benefits of the restructuring program and other cost saving initiatives. In 2008, marketing and administrative expenses were 3% lower than in the prior year.

     Research and development expenses decreased 14% in 2009 to $19.9 million and represented 2.2% of net sales. This decline was attributable to the reduction of Paper PCC trial costs through lower pricing, timing of trial activity, and to operating efficiencies achieved through our cost savings initiatives. In 2008, research and development expense also decreased 13% to $23.1 million and represented 2.1% of net sales.

     The Company recorded restructuring charges of $22.0 million and impairment of assets charges of $39.8 million in 2009.  Approximately $9.4 million of the restructuring charge relates to a pension settlement loss in our defined benefit plan in the United States.  The remainder of the charge relates to provisions for severance and other employee benefits as part of our restructuring program initiated in the second quarter of 2009 as well as additional charges for our restructuring programs initiated in 2007 and 2008.

Restructuring and other costs (2007 program):

     In the third quarter of 2007, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value.  The realignment consisted of exiting certain businesses and consolidating some product lines to better position the Company for future success by focusing on the Company's core strengths.  Major components of this realignment included exiting certain product lines which are reflected in discontinued operations, modification of the PCC coating product line from a merchant business model to a satellite business model, consolidation of certain manufacturing facilities and the write down of other underutilized assets worldwide.  In addition, as part of this program, the Company initiated a plan to reduce its workforce by approximately 7 percent to better control operating expenses and improve efficiencies.

This realignment resulted in impairment of assets charges from continuing operations in 2007 as follows:

(millions of dollars)
Paper PCC	$65.3
Specialty PCC	12.7
Total PCC	78.0
Processed Minerals	1.3
Specialty Minerals Segment	79.3
Refractories Segment	14.8
$94.1

The Company realized, beginning in the fourth quarter of 2007, annualized pre-tax depreciation savings of approximately $10 million related to the writedown of fixed assets, which, were included in income from continuing operations.

The Company also incurred impairment of assets charges from discontinued operations of  approximately $46.9 million and realized, beginning in the fourth quarter of 2007, annualized pre-tax depreciation savings of approximately $3.2 million related to the writedown of fixed assets.

     Restructuring costs incurred in 2009, 2008 and 2007 relating to the 2007 restructuring program were as follows:

(millions of dollars)	2009	2008	2007
Severance and other employee benefits	$--	$2.2	$13.5
Contract termination costs	--	--	1.8
Pension settlement costs	--	6.8	--
Other exit costs	--	0.5	0.7
	$--	$9.5	$16.0

      The Company expected incremental savings in 2009 of $2 million from this program over 2008, of which $1.8 million were realized. The total savings was approximately $12.8 million from this program, of which we realized savings of $11 million in 2008 and $1.8 million of additional savings in 2009.  This program has been completed.  Approximately $1.6 million and $12.9 million in severance payments were paid in 2009 and 2008, respectively.  A restructuring liability of $1.7 million remains at December 31, 2009.  Such amounts will be funded from operating cash flows.

     The Company also incurred restructuring costs from discontinued operations of approximately $2.3 million relating to the 2007 restructuring program. The Company realized approximately $2.0 million in pre-tax cost savings in 2008 as a result of lower compensation and related expenses from this program.

Restructuring and other costs (2008 program):

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million in the fourth quarter of 2008 associated with this program. Additional charges were recorded in 2009 associated with this program.

     Restructuring costs incurred in 2009 and 2008 relating to the 2008 restructuring program were as follows:

(millions of dollars)	2009	2008
Severance and other employee benefits	$0.9	$3.9
Other exit costs	0.1	--
	$1.0	$3.9

      The Company expected annualized savings of between $6 million to $8 million as it relates to this program in 2009.  The Company realized compensation and related expense savings of approximately $9.1 million in 2009.  Approximately $4.2 million in severance payments were paid in 2009.  A restructuring liability of $0.1 million remains at December 31, 2009 and will be funded from cash flow from operations.  This program has been completed.

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

     Restructuring costs incurred in 2009 related to the 2009 restructuring program were as follows:
(millions of dollars)	2009
Severance and other employee benefits	$10.1
Contract termination costs	0.4
Pension settlement costs	9.4
Other exit costs	0.2
$20.1

      As a result of the workforce reduction associated with the restructuring program and the related distribution of benefits, included in restructuring costs for 2009 are non-cash pension settlement costs of $9.4 million for some of our pension plans in the U.S.

The restructuring program reduced the workforce by approximately 200 employees worldwide.  This reduction in force related to plant consolidations as well as a streamlining of corporate and divisional management structures to operate more efficiently.  The Company expects to realize annualized pre-tax cost savings of approximately $16 million to $20 million upon completion of the program, of which $10 million relates to lower compensation and related expenses and $5 million relates to annualized pre-tax depreciation savings on the write-down of fixed assets. The Company realized compensation and related expense savings of approximately $6.5 million in 2009, which was as expected. Approximately $5.1 million in severance payments were paid in 2009. The Company expects to pay the remaining $5.1 million liability by the second half of 2010.  The payments will be funded from operating cash flows.

     The Company recorded an impairment of assets charge of $37.5 million in the second quarter of 2009 as a result of this realignment.  Major components of this realignment, which is primarily in the Refractories segment, are as follows:

Americas Refractories

•
The Company will consolidate its refractory operations at Old Bridge, New Jersey, into its facilities in Bryan, Ohio, and Baton Rouge, Louisiana, thereby improving operating efficiencies and reducing logistics for key raw materials.  The Company recorded an impairment charge of $4.3 million for this facility.

•	The Company will rationalize its North American specialty shapes product line and recorded an impairment charge of $1.5 million.

•
The Company also recorded an impairment of assets charge of $3.7 million for refractory application equipment as a result of underutilized assets at customer locations under depressed volume conditions.

Asia Refractories

•
The Company recorded impairment charges of $10.0 million for its Asian refractory operations as a result of continued difficulties in market penetration from its Chinese and other Asian manufacturing facilities. To take advantage of its strong technological capability in refractories, the Company will consolidate its Asian operations and actively seek a regional alliance to aid in the marketing of its high value products.

Europe Refractories

•	The Company rationalized some of its European operations and recorded an impairment of assets charge of $2.2 million.
•
The Company also recorded an impairment of assets charge of $3.3 million for refractory application equipment as a result of underutilized assets at customer locations experiencing depressed volume conditions.

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

Other Assets

•
In addition, the Company recorded impairment charges of $5.6 million to recognize the lower market value of its Mt. Vernon, Indiana, operation, which had been held for sale since October of 2007 and was included in discontinued operations.  This business was sold in the fourth quarter of 2009.

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

     The Company realized, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets, of which approximately $2.4 million was recognized in depreciation savings in 2009.

     In the fourth quarter of 2009, the Company recorded an impairment of assets charge of $2.0 million and contract termination costs of $0.9 million for its satellite facility at Franklin, Virginia due to the announced closure of the host mill at that location.

Income (Loss) from Operations (Dollars in millions)	2009	Growth		2008	Growth		2007

Income (loss) from operations	$(17.0)	*	%	$82.0	*	%	$(8.5)
* Percentage not meaningful

     The Company recorded a loss from operations in 2009 of $17.0 million as compared with income from operations of $82.0 million in the prior year. Included in the 2009 income from operations were restructuring charges of $22.0 million and an impairment of assets charge of $39.8 million.

     The Specialty Minerals segment recorded income from operations in 2009 of $34.2 million, a 40% decline from $57.0 million in the prior year. Included in income from operations was an impairment of assets charge of $8.5 million and restructuring and other exit costs of $11.5 million.

     The Refractories segment recorded a loss from operations of $48.8 million in 2009 as compared with income from operations of $26.3 million in the prior year. Included in income from operations were restructuring charges of $10.5 million and an impairment of assets charge of $31.3 million.

     In 2008, the Specialty Minerals segment recorded income from operations of $57.0 million as compared with a loss of $20 million in 2007. The Refractories segment recorded operating income in 2008 of $26.3 million as compared with $11.5 million in the previous year.

Non-Operating Income (Deductions) (Dollars in millions)	2009	Growth		2008	Growth		2007

Non-operating income (deductions), net	$(6.1)	*	%	$0.3	*	%	$(3.0)
* Percentage not meaningful

     The Company recorded non-operating loss of $6.1 million in 2009 as compared with non-operating income of $0.3 million in the prior year.  Included in net non-operating deductions in 2009 were foreign currency translation losses of $2.3 million recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.  The remaining increase in non-operating deductions as compared with prior year is primarily related to foreign exchange losses in the current year as compared to foreign exchange gains in the prior year.

     The Company recorded non-operating income of $0.3 million in 2008 as compared with non-operating deductions of $3.0 million in the prior year.  This increase was primarily attributable to lower interest expense due to lower interest rates and debt levels, higher interest income generated in connection with increased cash on hand and foreign exchange gains.

Provision (Benefit) for Taxes on Income (Dollars in millions)	2009	Growth		2008	Growth	2007

Provision for taxes on income	$(5.4)	*	%	$24.1	114%	$11.3
* Percentage not meaningful

          The Company recorded a benefit for taxes on income in 2009 of $5.4 million as compared to a provision for taxes of $24.1 million.  The effective rate in 2009 was 23.3% as compared with 29.3% in 2008.  This decrease primarily relates to the increase in the tax benefit of depletion as a percentage of the decreased earnings.  The tax benefit on the restructuring and impairments charge was $14.7 million, or, an effective tax benefit of 22.9% on such charge.

     The factors having the most significant impact on our effective tax rates for the three periods are percentage depletion, restructuring and impairments, and the rate differential related to foreign earnings indefinitely invested.

     Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $3.2 million in 2009, $3.4 million in 2008, and $3.6 million in 2007. The decrease in 2009 compared to 2008 primarily is due to a decrease in mining sales.

     In December of 2009, Mexico amended the tax law to require the recapture of certain tax benefits previously recognized from filing a Mexican consolidated tax return. The effect on the Company of this new law was to recognize an additional $1.5 million in income tax expense.

     We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in an increase in income tax expense of $ 1.0 million in 2009 and a decrease of income tax expense of $3.7 million and $1.7 million in 2008 and 2007, respectively. The difference between 2007 and 2008 relates primarily to a 2007 restructuring of operations.  The decrease of income tax benefits in 2009 as compared to 2008 results from the restructuring losses in foreign jurisdictions and the income tax rate differential in the foreign jurisdictions.

     During 2009, tax expense increased by $6.2 million due to the establishment of valuation allowances.  The valuation allowances were established primarily as a result of the restructuring as it is more likely than not that the deferred tax assets would not be recognized as they relate to the restructured entities.

Income (Loss) from Continuing Operations (Dollars in millions)	2009	Growth		2008	Growth		2007

Income (loss) from continuing operations	$(17.7)	*	%	$58.2	*	%	$(22.8)
* Percentage not meaningful

     The Company recognized losses from continuing operations of $17.7 million in 2009 as compared with income of $58.2 million in 2008.

Income (loss) from Discontinued Operations (Dollars in millions)	2009	Growth		2008	Growth		2007

Income (loss) from discontinued operations	$(3.2)	*	%	$10.3	*	%	$(37.8)
* Percentage not meaningful

     In 2009, the Company recognized a loss from discontinued operations of $3.2 million as compared with income from discontinued operations in the prior year of $10.3 million.  Included in the loss from discontinued operations for 2009 was impairment of assets charge of $5.6 million, net of tax.  The Company recorded this impairment charge to reflect the lower market value of its Mt. Vernon, Indiana, facility which was sold in the fourth quarter of 2009.  Proceeds approximated the net book value.

      Included in the 2008 income from discontinued operations was a pre-tax gain on sale of idle facilities previously written down of $13.9 million. In 2007, the loss from discontinued operations included pre-tax impairment of asset charges of $46.9 million and restructuring and other exit costs of $2.3 million.

Noncontrolling Interests (Dollars in millions)	2009	Growth	2008	Growth	2007

Noncontrolling interests	$2.9	(10)%	$3.2	10%	$2.9

     The decrease in the income attributable to non-controlling interests is due to lower profitability in our joint ventures.

Net Income (Loss) attributable to Minerals Technologies Inc. (MTI) (Dollars in millions)	2009	Growth		2008	Growth		2007

Net income (loss) attributable to MTI	$(23.8)	*	%	$65.3	*	%	$(63.5)
* Percentage not meaningful

The Company recorded a net loss of $23.8 million in 2009 as compared with net income of $65.3 million in 2008.  The loss in 2009 was attributable to impairment of assets and restructuring charges.

     The Company recorded a net loss of $63.5 million in 2007.

Outlook

     Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines. Although we saw some market stabilization in the third and fourth quarters of 2009, there remains uncertainty as to the sustainability of the upturn and timing of market recovery.  We continue to experience weakness in all of the industries we serve -- paper, steel, construction and automotive. Steel production in North America and Europe experienced declines of more than 25% as compared with prior year and the paper industry continues to consolidate and rationalize capacity.

     However, as a result of the realigning and restructuring of our operations in 2007 and 2008, coupled with the realignment of our operations in the second quarter of 2009, we strengthened the basic foundation of our businesses. Therefore, we are in a better position to sustain profitability as the economy recovers.

     In 2010, we plan to focus on the following growth strategies:

·	Continue development and potential commercial introduction of filler-fiber composite technology for the paper industry to increase the fill-rates of uncoated freesheet paper.
·	Increase market penetration of PCC for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
·	Further expansion of the Company's PCC coating product line using the satellite model.
·	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment.

·	Expand regionally into emerging markets, particularly to China and Eastern Europe.
·	Development of unique calcium carbonates used in the manufacture of biopolymers, a new market opportunity.
·	Continue to improve our cost competitiveness in all product lines.
·	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

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

Liquidity and Capital Resources

     Cash flows provided from operations in 2009 were used principally to fund $26.6 million of capital expenditures and to repay short term and long-term debt of $12.2 million. Cash provided from operating activities totaled $160.8 million in 2009 as compared with $134.2 million in 2008. The increase in cash from operating activities was primarily due to a decrease in working capital as compared to the prior year. This decrease primarily relates to lower inventory levels as compared with December 2008. Included in cash flow from operations was pension plan funding of approximately $7.8 million, $3.2 million and $24.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital decreased approximately 28% from December 2008.  Our total days of working capital decreased to 59 days in 2009 from 88 days in 2008.  This decrease was primarily attributable to reductions in raw materials inventories, primarily in the Refractories segment.  In 2008, the Company had accelerated purchases of higher priced raw materials from China to avoid potential supply interruptions. The Company’s days of inventory on hand decreased to 38 days in 2009 from 65 days in 2008.  This decrease was partially offset by a slight increase in our accounts receivable.  However, our days of sales outstanding decreased to 59 days in 2009 from 63 days in 2008.  Our accounts receivable balances increased in December 2009 when compared with December 2008 primarily due to higher sales levels in the fourth quarter of 2009 as compared with the fourth quarter of 2008.

     As a result of the market decline, the Company reallocated its asset portfolio in its pension plan to fixed income securities to prevent potential further declines in pension assets. During 2009, the Company began a program of systematically moving funds back into equities.  The Company had approximately 51% of its pension assets in fixed income securities as of December 31, 2009. The Company intends to rebalance its investment portfolio to adhere to its long-term investment strategy over the next twelve months as the markets continue to stabilize.  The Company's pension plans are over 85% funded, and presently there are no minimum funding requirements necessary.

     On October 26, 2005, our Company's Board of Directors authorized the Company's management, at its discretion, to repurchase up to $75 million in additional shares over the next three-year period. The Company completed this program in February 2008 and repurchased 1,307,598 shares under this program at an average price of approximately $57.36 per share.

     On October 24, 2007, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of December 31, 2008, 615,674 shares have been repurchased under this program at an average price of a proximately $61.45 per share.  This program has expired and approximately $37.2 million of the $75 million authorized have not been repurchased.

     On February 22, 2010, our Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period.

     On January 27, 2010, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     The following table summarizes our contractual obligations as of December 31, 2009:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$97.2	$4.6	$8.0	$84.6	$--
Operating lease obligations	24.9	6.2	6.1	3.9	8.7
Total contractual obligations	$122.1	$10.8	$14.1	$88.5	$8.7

     We have $191.2 million in uncommitted short-term bank credit lines, of which $5.3 million was in use at December 31, 2009. The credit lines are primarily in the US, with approximately $21 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2010 should be between $50 million to $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2010 - $4.6 million; 2011 - $-- million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; thereafter - $-- million.

     The Company's debt to capital ratio is 12%, which is well below the financial covenant ratio in its debt agreements.

     The Company has contingent obligations associated with unrecognized tax benefits, including interest and penalties, of approximately $8.5 million.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•
Revenue recognition:  Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2009 and 2008, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.  Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance.  Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts:  Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Such allowance is established through a charge to the provision for bad debt expenses.  We recorded bad debt expenses (recoveries) of $1.2 million, $0.2 million and $(0.1) million in 2009, 2008 and 2007, respectively.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

· •
Property, plant and equipment, goodwill, intangible and other long-lived assets:  Property, plant and equipment are depreciated over their useful lives.  Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets.  Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants.  The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant.  Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

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

The Company performed its annual goodwill impairment test for all reporting units in the fourth quarter of 2009. The fair value of each reporting unit materially exceeded the carrying value of each reporting unit.

The Refractories reporting unit incurred an operating loss during the second quarter due to low sales volumes associated with weak steel industry market conditions and high raw material costs consumed from inventory, which were purchased in the summer of 2008 during the peak of the demand cycle for Chinese sourced materials. We have implemented a restructuring program for this reporting unit designed to improve profitability in 2010 and beyond by rationalizing certain manufacturing facilities to reach break-even levels during low volume cycles and improve profitability at higher volumes. In our valuation of the Refractories reporting unit, we assumed minimal sales improvement for the remainder of 2009. Our sales growth volume assumptions over the next five years range from 5% to 8% from the very low levels experienced in 2009, utilizing several volume assumptions and sensitivity analyses. In our assumptions, by 2014, we only expect sales volumes to achieve on average 90% of annualized sales volume levels achieved in the third quarter of 2008. As a result of some forecasted volume improvement from present levels, coupled with cost and expense savings associated with the restructuring program, the fair value was significantly in excess of the carrying value and resulted in no impairment of goodwill.

The goodwill balance for each reporting unit as of December 31, 2009 was as follows:

($ in millions)	December 31, 2009
PCC	$9.5
Processed Minerals	4.6
Refractories	54.0

Total	$68.1

The Invested Capital and Estimated Fair Value (FV), excluding cash, for the Refractories reporting unit as of October 1, 2009 were as follows:

($ in millions)	Invested Capital	Est. FV

Refractories	$199.0	$235.4

The Invested Capital, excluding cash, for the PCC and Processed Minerals Reporting Units as of October 1, 2009 were as follows:

($ in millions)	Invested Capital

PCC	$255.1
Processed Minerals	$104.1

The fair  value of the PCC and Processed Minerals product lines were materially in excess of the carrying value.

The Company had approximately $296 million in cash and short term investments as of October 1, 2009, which would increase both the Invested Capital and Estimated Fair Values by the same amounts.

We estimate fair value of our reporting units by applying information available at the time of the valuation to industry accepted models using an income approach and market approach. The income approach incorporates the discounted cash flow method and focuses on the expected cash flow of the Reporting Unit. The market approach utilizes two methodologies, the Guideline Company Method and the Similar Transactions Method. The Guideline Company Method focuses on comparing the Reporting Units' risk profile and growth prospects to selected similar publicly traded companies. The Similar Transactions Method considers prices paid in recent transactions in the Reporting Unit's industry or related industries. We believe the income and market approaches are equally relevant to the determination of reporting unit fair value and therefore assigned equal weighting to each method.

The key assumptions we used in the income approach included revenue growth rates and profit margins based upon forecasts derived from available industry market data, a terminal growth rate and estimated weighted-average cost of capital based on market participants for which the discount rates were determined. For the Refractories reporting unit, we assumed that revenues would decline approximately 30% for the full year 2009 compared to 2008. The rate of sales decline would reduce in the fourth quarter of 2009 when compared with the fourth quarter of 2008, which was the beginning of the effects of the recession in our markets. Our compound annual sales growth assumption from 2008 to 2014 is negative 1%. Revenue growth was 10%, 4% and 6% for the years ended December 31, 2008, 2007 and 2006, respectively. Our gross profit margin is forecast at between 25% and 26% over the next five years and had ranged between 27% and 30% over the last three years. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long term market and gross domestic product growth. We utilized discount rates of 12% and 13% in the valuation and, in addition, incorporated a company specific risk premium.

For the PCC and Processed Minerals reporting units, we assumed that revenues would decline approximately 15% for the full year 2009 compared to 2008. The rate of sales decline would reduce in the fourth quarter of 2009 when compared with the fourth quarter of 2008, which was the beginning of the effects of the recession in our markets. Our compound annual sales growth assumptions from 2008 to 2014 are less than 5% for both the PCC and Processed Minerals product lines.  Revenue growth was 0%, 6% and 7% for the years ended December 31, 2008, 2007 and 2006, respectively. Our gross profit margin is forecast at between 21% and 28% over the next five years and had ranged between 27% and 31% over the last three years. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long term market and gross domestic product growth. We utilized discount rates of 12% and 14% in the valuation and, in addition, incorporated a company specific risk premium.

The key assumptions we used in the market approach represent multiples of Sales and EBITDA and were derived from comparable publicly traded companies with similar operating characteristics as the reporting units. The market multiples used in our assumptions ranged from 0.7 to 1.1 times 2010 forecasted Sales and ranged from 6.0 to 8.5 times 2010 forecasted EBITDA.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $28.5 million and $13.1 million at December 31, 2009 and 2008, respectively. Such year-end 2009 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

                A one percentage point change in our major assumptions would have the following effects.

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(2.7)	$0.4	$(1.2)
1% decrease	$3.1	$(0.4)	$1.2

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(20.0)	$2.0
1% decrease	$24.8	$(1.8)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.15%. While we believe we can achieve a long-term average rate of return of 7.15%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy had an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2008 was over 9% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but has not changed its long-term investment strategy. As of the end of the year, the Company had approximately 51% of its pension assets in fixed income securities. During the first half of 2009, we analyzed data provided by investment consultants who indicated the likely returns from a move to equities at that time were not significantly better than the expected returns from the capital conservation strategy and that such a change involved significantly more risk. During the third quarter 2009, we began a program of systematically moving funds back into equities. The Company intends to rebalance its investment portfolio and re-evaluate to its long-term investment strategy over the next twelve months as the markets continue to stabilize.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2009, the Company used a volatility assumption of 28.01%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2009, the Company used a 6.3 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2009.

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

Recently Issued Accounting Standards

     In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted.

     In October 2009, the FASB amended the accounting and disclosure requirements for revenue recognition.  These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The implementation of this guidance is not expected to have a material impact on our consolidated financial statements.

     In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on the effective date, and it had no impact on the Company’s Consolidated Financial Statements. However, throughout this Annual Report, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

     In May 2009, new guidance was issued on subsequent events.  The standard provided guidance on management’s assessment of subsequent events.  This standard is effective prospectively for interim and annual periods ending after June 15, 2009.  This implementation of this standard did not have a material impact on our consolidated financial results.

     In December 2008, a standard was issued which will require more detailed disclosures about employers’ pension plan assets. The new disclosure requirement will require additional information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard amends disclosure requirements for periods ending after December 15, 2009.  The Company adopted this pronouncement as of December 31, 2009.

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

     In February 2008, a statement was issued which excludes fair value measurements for purposes of lease classification.  In addition, the effective date of fair value measurement requirements for certain non-financial assets and non-financial liabilities was deferred to fiscal years beginning after November 15, 2008.

     In December 2007, a statement was issued that changed the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This statement is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may have an impact on our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 52% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding.  An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  We had open forward exchange contracts to purchase approximately $4.6 million and $6.4 million of foreign currencies as of December 31, 2009 and 2008, respectively.  These contracts mature between January and July of 2010. The fair value of these instruments at December 31, 2009 and December 31, 2008 was a liability of $0.1 million and $0.4 million, respectively.

     In 2008, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2009 was a liability of $0.6 million. The fair value of these instruments at December 31, 2008 was an asset of $2.1 million.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

 Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage our business operations.  As of December 31, 2009, all of our domestic locations were using the new systems. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP system could adversely affect the Company's disclosure controls and procedures or our results of operations in future periods. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

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

Name	Age	Position

Joseph C. Muscari	63	Chairman of the Board and Chief Executive Officer
D. Randy Harrison	58	Senior Vice President, Organization and Human Resources
D.J. Monagle, III	47	Senior Vice President and Managing Director, Paper PCC
John A. Sorel	62	Senior Vice President, Finance, and Chief Financial Officer
William J.S. Wilkins	53	Senior Vice President and Managing Director, Minteq International
Michael A. Cipolla	52	Vice President, Corporate Controller and Chief Accounting Officer
Douglas T. Dietrich	40	Vice President, Corporate Development and Treasury
William A. Kromberg	64	Vice President, Taxes
Douglas W. Mayger	52	Vice President and Managing Director, Performance Minerals
Thomas J. Meek	52	Vice President, General Counsel and Secretary

     Joseph C. Muscari was elected Chairman of the Board and Chief Executive Officer effective March 1, 2007. Prior to that, he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     D. Randy Harrison was elected Senior Vice President, Organization and Human Resources effective January 1, 2008.  Prior to that, he had been Vice President and Managing Director, Performance Minerals since January 2002.

     D.J. Monagle, III was elected Senior Vice President and Managing Director, Paper PCC, effective October 1, 2008.  In November 2007, he was appointed Vice President and Managing Director - Performance Minerals. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC.

     John A. Sorel was elected Senior Vice President, Finance and Chief Financial Officer in November 2002.  He was elected Senior Vice President, Corporate Development and Finance on January 1, 2002 and prior to 2002 he held positions of increasing authority with the Company, most recently Vice President and Managing Director, Paper PCC.

     William J.S. Wilkins was elected Senior Vice President and Managing Director, Minteq International in November 2007.  He joined the Company in June 2007 as Vice President, Global Supply Chain and Logistics. Prior to that, he had founded Management Services, a consulting firm. Before starting his consultancy, he was President and Chief Executive Officer of Sermatech International Inc.; Vice President and Chief Financial Officer of the Teleflex Aerospace Group; and head of finance and administration at Howmet Castings, a business unit of Alcoa, which he joined in 1994.

     Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003.  Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998.  From 1992 to 1998 he served as Assistant Corporate Controller.

     Douglas T. Dietrich was elected Vice President, Corporate Development and Treasury effective August 2007. He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

     William A. Kromberg has served as Vice President, Taxes of the Company since 1993.

     Douglas W. Mayger was elected Vice President and Managing Director, Performance Minerals which encompasses the Processed Minerals product line and the Specialty PCC product line, effective October 1, 2008. Prior to that, he was General Manager- Carbonates West, Performance Minerals and Business Manager - Western Region. Before joining the Company as plant manager in Lucerne Valley in 2002, he served as Vice President of Operations for Aggregate Industries.

     Thomas J. Meek was elected Vice President, General Counsel and Secretary of the Company effective September 1, 2009.  Prior to that, he served as Deputy General Counsel at Alcoa.  Before joining Alcoa in 1999, Mr. Meek worked with Koch Industries, Inc. of Wichita, Kansas, where he held numerous supervisory positions.  His last position there was Interim General Counsel.  From 1985 to 1990, Mr. Meek was an Associate/Partner in the Wichita, Kansas law firm of McDonald, Tinker, Skaer, Quinn & Herrington, P.A.

     The information concerning the Company's Board of Directors required by this item is incorporated herein by reference to the Company's Proxy Statement, under the captions "Committees of the Board of Directors" and “Item 1- Election of Directors.”

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

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and  "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management as of January 31, 2010" is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

     The information appearing in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") and its wholly-owned subsidiary Quigley Company, Inc. ("Quigley") agreed to indemnify the company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering. During 2008, agreement was reached with Pfizer providing for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, for cases alleging damages from exposure to product sold prior to the formation of the Company and Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs.

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

     The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, under the links entitled "Corporate Responsibility, Corporate Governance and Policies and Charters."  The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence”  is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (2)
3.3	-	Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (5) (+)
10.6	-
Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (6) (+)

10.6(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (*) (+)

10.7	-
Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (7) (+)

10.7(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (*) (+)

10.8	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (8) (+)

10.9	-	Company Employee Protection Plan, as amended August 27, 1999 (9) (+)
10.10	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (10) (+)
10.11	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (11) (+)
10.12	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (12) (+)
10.12(a)	-	First Amendment to the Company Retirement Plan, effective as of January 1, 2008 (13) (+)
10.12(b)	-	Second Amendment to the Company Retirement Plan, dated December 22, 2008 (*) (+)
10.12(c)	-	Third Amendment to the Company Retirement Plan, dated October 9, 2009 (*) (+)
10.12(d)	-	Fourth Amendment to the Company Retirement Plan, dated December 11, 2009 (*) (+)

10.12(e)	-	Fifth Amendment to the Company Retirement Plan, dated December 18, 2009 (*) (+)
10.13	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2008 (*) (+)
10.14	-	Company Savings and Investment Plan, as amended and restated as of September 14, 2007 (14) (+)
10.14(a)	-	First Amendment to the Company Savings and Investment Plan, dated December 22, 2008 (*) (+)
10.14(b)	-	Second Amendment to the Company Savings and Investment Plan, dated December 18, 2009 (*) (+)
10.15	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2008 (*) (+)
10.16	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (15)(+)
10.16(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (*) (+)
10.17	-	Grantor Trust Agreement, as amended and restated as of December 23, 2005, between the Company and The Bank of New York, as Trustee (16)(+)
10.18	-
Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (17)

10.19	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24.0	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(5)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(6)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(7)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(8)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(9)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(12)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(13)	Incorporated by reference to exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(14)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(15)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.

(*)	Filed herewith.

(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 25, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 25, 2010
Joseph C. Muscari	(principal executive officer)

/s/ John A. Sorel	Senior Vice President-Finance and	February 25, 2010
John A. Sorel	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 25, 2010
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

*	Director	February 25, 2010
Paula H. J. Cholmondeley

*	Director	February 25, 2010
Robert L. Clark

*	Director	February 25, 2010
Duane R. Dunham

*	Director	February 25, 2010
Steven J. Golub

*	Director	February 25, 2010
Michael F. Pasquale

*	Director	February 25, 2010
John T. Reid

*	Director	February 25, 2010
William C. Stivers

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(thousands of dollars)

Assets	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$310,946	$181,876
Short-term investments, at cost which approximates market	8,940	9,258
Accounts receivable, less allowance for doubtful accounts:
2009 - $2,890; 2008 - $2,600	173,665	163,475
Inventories	82,483	133,983
Prepaid expenses and other current assets	24,679	23,281
Assets held for disposal	--	19,674
Total current assets	600,713	531,547

Property, plant and equipment, less accumulated depreciation and depletion	359,378	429,593
Goodwill	68,101	66,414
Prepaid pension costs	--	483
Other assets and deferred charges	43,946	39,583
Total assets	$1,072,138	$1,067,620

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$6,892	$14,984
Current maturities of long-term debt	4,600	4,000
Accounts payable	74,513	67,393
Accrued compensation and related items	28,302	27,100
Restructuring liabilities	8,282	6,840
Other current liabilities	30,325	29,802
Liabilities of assets held for disposal	--	734
Total current liabilities	152,914	150,853

Long-term debt	92,621	97,221
Accrued pension and postretirement benefits	45,020	51,922
Other non-current liabilities	33,840	32,793
Total liabilities	324,395	332,789

Commitments and contingent liabilities (Notes 19 and 20)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,881,689 shares in 2009 and 28,832,875 shares in 2008	2,888	2,883
Additional paid-in capital	318,256	312,972
Retained earnings	836,062	863,601
Accumulated other comprehensive income (loss)	3,193	(31,634)
Less common stock held in treasury, at cost; 10,141,073
shares in 2009 and 2008	(436,238)	(436,238)
Total MTI shareholders' equity	724,161	711,584
Non-controlling interest	23,582	23,247
Total shareholders’ equity	747,743	734,831
Total liabilities and shareholders' equity	$1,072,138	$1,067,620

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATION
(thousands of dollars, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$907,321	$1,112,212	$1,077,721
Cost of goods sold	751,503	891,738	845,136
Production margin	155,818	220,474	232,585

Marketing and administrative expenses	91,075	101,857	104,649
Research and development expenses	19,941	23,052	26,348
Impairment of assets	39,831	209	94,070
Restructuring and other costs	22,024	13,365	16,017

Income (loss) from operations	(17,053)	81,991	(8,499)

Interest income	2,874	4,905	3,083
Interest expense	(3,490)	(5,181)	(8,701)
Foreign exchange gains (losses)	(2,452)	1,694	513
Other income (deductions)	(3,019)	(1,142)	2,105
Non-operating income (deductions), net	(6,087)	276	(3,000)

Income (loss) from continuing operation before provision (benefit)
for taxes on income	(23,140)	82,267	(11,499)
Provision (benefit) for taxes on income	(5,387)	24,079	11,266
Income (loss) from continuing operations, net of tax	(17,753)	58,188	(22,765)
Income (loss) from discontinued operations, net of tax	(3,151)	10,282	(37,845)
Consolidated net income (loss)	(20,904)	68,470	(60,610)
Less: Net income attributable to non-controlling interests	(2,892)	(3,183)	(2,904)
Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$(23,796)	$65,287	$(63,514)

Earnings per share:
Basic:
Income (loss) from continuing operations attributable to MTI	$(1.10)	$2.91	$(1.34)
Income (loss) from discontinued operations attributable to MTI	(0.17)	0.54	(1.97)
Basic earnings (loss) per share attributable to MTI	$(1.27)	$3.45	$(3.31)

Diluted:
Income (loss) from continuing operations attributable to MTI	$(1.10)	$2.90	$(1.34)
Income (loss) from discontinued operations attributable to MTI	(0.17)	0.54	(1.97)
Diluted earnings (loss) per share attributable to MTI	$(1.27)	$3.44	$(3.31)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,
	2009	2008	2007
Operating Activities
Consolidated net income (loss)	$(20,904)	$68,470	$(60,610)
Income (loss) from discontinued operations	(3,151)	10,282	(37,845)
Income (loss) from continuing operations	(17,753)	58,188	(22,765)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	72,401	80,146	84,565
Impairment of assets	39,831	209	94,070
Pension settlement loss and amortization	18,833	11,293	5,604
Loss on disposal of property, plant and equipment	793	989	1,639
Deferred income taxes	(23,989)	(3,001)	(15,148)
Provisions for bad debts	1,271	159	(49)
Stock-based compensation	5,780	4,952	4,196
Other	--	--	(175)

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,680)	9,060	15,281
Inventories	58,835	(35,595)	15,223
Prepaid expenses and other current assets	8,558	254	(923)
Pension plan funding	(8,642)	(3,180)	(24,050)
Accounts payable	5,455	3,959	4,049
Restructuring liabilities	1,442	(7,639)	14,479
Income taxes payable	2,090	4,333	3,956
Tax benefits related to stock incentive programs	42	1,696	2,649
Other	(778)	4,296	(1,377)
Net cash provided by continuing operations	156,489	130,119	181,224
Net cash provided by (used in) discontinued operations	4,340	4,092	(1,533)
Net cash provided by operations	160,829	134,211	179,691

Investing Activities
Purchases of property, plant and equipment	(26,591)	(31,027)	(46,072)
Purchases of short-term investments	(7,144)	(10,007)	(14,798)
Proceeds from sales of short-term investments	10,052	6,654	14,147
Proceeds from disposal of property, plant and equipment	838	609	354
Proceeds from insurance settlement	--	--	3,000
Net cash used in investing activities - continuing operations	(22,845)	(33,771)	(43,369)
Net cash provided by (used in) investing activities - discontinued operations	4,428	14,978	(3,376)
Net cash used in investing activities	(18,417)	(18,793)	(46,745)

Financing Activities
Proceeds from issuance of long-term debt	--	--	7,741
Repayment of long-term debt	(4,000)	(17,114)	(5,411)
Net proceeds from issuance (repayment) of short-term debt	(8,249)	4,840	(78,206)
Purchase of common shares for treasury	--	(45,281)	(25,339)
Cash dividends paid	(3,743)	(3,782)	(3,845)
Proceeds from issuance of stock under option plan	172	11,538	17,953
Excess tax benefits related to stock incentive programs	12	610	889
Net cash used in financing activities	(15,808)	(49,189)	(86,218)

Effect of exchange rate changes on cash and cash equivalents	2,466	(13,338)	14,328

Net increase in cash and cash equivalents	129,070	52,891	61,056
Cash and cash equivalents at beginning of year	181,876	128,985	67,929
Cash and cash equivalents at end of year	$310,946	$181,876	$128,985

Non-cash Investing and Financing Activities:
Treasury stock purchases settled after year-end	$--	$--	$2,552

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of January 1, 2007	$2,810	$269,101	$867,512	$(21,248)	$(365,618)	$18,258	$770,815

Comprehensive Income:
Net income (loss)	--	--	(63,514)	--	--	2,904	(60,610)
Currency translation adjustment	--	--	--	48,488	--	1,627	50,115
Unamortized gains and prior service cost	--	--	--	18,106	--	--	18,106

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	(43)	--	--	(43)
Reclassification adjustment	--	--	--	62	--	--	62
Total comprehensive income (loss)	--	--	(63,514)	66,613	--	4,531	7,630
Dividends declared	--	--	(3,845)	--	--	--	(3,845)
Dividends to non-controlling interests.	--	--	--	--	--	(670)	(670)
Opening retained earnings adjustment due
to adoption of FIN 48	--	--	1,943	--	--	--	1,943
Employee benefit transactions	44	17,909	--	--	--	--	17,953
Income tax benefit arising from employee	--	--	--	--	--	--	--
stock option plans	--	3,161	--	--	--	--	3,161
Amortization of restricted stock	--	1,813	--	--	--	--	1,813
Stock option expenses	--	2,383	--	--	--	--	2,383
Purchase of common stock for treasury	--	--	--	--	(27,891)	--	(27,891)
Balance as of December 31, 2007	$2,854	$294,367	$802,096	$45,365	$(393,509)	$22,119	$773,292

Comprehensive Income (loss):
Net income	--	--	65,287	--	--	3,183	68,470
Currency translation adjustment	--	--	--	(49,417)	--	(1,400)	(50,817)
Unamortized losses and prior service cost	--	--	--	(28,751)	--	--	(28,751)

Cash flow hedge:
Net derivative gains arising during the year	--	--	--	1,126	--	--	1,126
Reclassification adjustment	--	--	--	43	--	--	43
Total comprehensive income (loss)	--	--	65,287	(76,999)	--	1,783	(9,929)

Dividends declared	--	--	(3,782)	--	--	--	(3,782)
Dividends to non-controlling interests	--	--	--	--	--	(655)	(655)
Employee benefit transactions	29	11,509	--	--	--	--	11,538
Income tax benefit arising from employee
stock option plans	--	2,143	--	--	--	--	2,143
Amortization of restricted stock	--	2,994	--	--	--	--	2,994
Stock option expenses	--	1,959	--	--	--	--	1,959
Purchase of common stock for treasury	--	--	--	--	(42,729)	--	(42,729)
Balance as of December 31, 2008	$2,883	$312,972	$863,601	$(31,634)	$(436,238)	$23,247	$734,831

Comprehensive Income (loss):
Net income (loss)	--	--	(23,796)	--	--	2,892	(20,904)
Currency translation adjustment	--	--	--	23,479	--	873	24,352
Unamortized gains and prior service cost	--	--	--	12,789	--	--	12,789

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	(1,548)	--	--	(1,548)
Reclassification adjustment	--	--	--	107	--	--	107
Total comprehensive income (loss)	--	--	(23,796	34,827	--	3,765	14,796
Dividends declared			(3,743)				(3,743)
Dividends to non-controlling interests	--	--	--	--	--	(3,430)	(3,430)
Employee benefit transactions	5	322	--	--	--	--	327
Income tax benefit arising from employee
stock option plans	--	56	--	--	--	--	56
Amortization of restricted stock	--	2,750	--	--	--	--	2,750
Stock option expenses	--	2,156	--	--	--	--	2,156
Purchase of common stock for treasury	--	--	--	--	--	--	--
Balance as of December 31, 2009	$2,888	$318,256	$836,062	$3,193	$(436,238)	$23,582	$747,743

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

     Use of Estimates
     The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income tax, valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $8.9 million and $9.3 million at December 31, 2009 and 2008, respectively.

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

     Additionally, items such as idle facility expense, excessive spoilage, freight handling costs and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.

     Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. In general, the straight-line method of depreciation is used for financial reporting purposes. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

     Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated lives to the estimated residual values, and reviewed for impairment.

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

     Accounting for Asset Retirement Obligations
     The Company provides for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company also provides for legal obligations to perform asset retirement activities where timing or methods of settlement are conditional on future events.

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

     Derivative Financial Instruments
     The Company records derivative financial instruments which are used to hedge certain foreign exchange risk at fair value on the balance sheet.  See Note 12 for a full description of the Company's hedging activities and related accounting policies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2009, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

      Subsequent events
     The Company has evaluated for subsequent events through February 25, 2010, which is the date of issuance of its financial statements.

     Noncontrolling Interests
     In 2009, the Company adopted the provisions of a standard issued on Noncontrolling Interests.  The income statement has been revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests and net income attributable solely to the Company.  Additionally, noncontrolling interests are considered a component of equity for all periods presented.  Prior year presentations have been restated to conform with the new statement.  All income attributable to noncontrolling interests  for the periods presented was from continuing operations and there were no changes in MTI’s ownership interest.

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

     Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

     Net income (loss) for years ended 2009, 2008 and 2007 include $2.2 million, $2.0 million and $2.4 million pretax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of operations on the non-qualified stock options is $0.9 million, $0.7 million and $0.6 million for 2009, 2008 and 2007, respectively.

      The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2009 was approximately 8.8%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2009, 2008 and 2007 was $11.86, $19.11 and $21.61, respectively. The weighted average grant date fair value for stock options vested during 2009, 2008 and 2007 was $20.15, $21.12 and $20.83, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $5.9 million and $9.4 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected life (years)	6.3	6.3	6.5
Interest rate	1.87%	2.50%	4.50%
Volatility	28.01%	25.20%	25.10%
Expected dividend yield	0.50%	0.34%	0.26%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance January 1, 2009	661,781	$55.14
Granted	179,200	39.84
Exercised	(7,532)	35.63
Canceled	(45,919)	43.14
Balance December 31, 2009	787,530	52.54	5.87	$3,778

Exercisable, December 31, 2009	466,013	$54.33	2.72	$2,321

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $54.47 as of the last business day of the period ended December 31, 2009 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2009, 2008 and 2007 was $18.50, $22.47 and $21.70 per share, respectively.  As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.3 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2009 is as follows:
	Shares	Weighted Average Exercise Price Per Share
Nonvested options outstanding at December 31, 2008	225,190	$62.38
Options granted	179,200	39.84
Options vested	(80,707)	61.76
Options forfeited	(2,166)	64.86

Nonvested options outstanding, December 31, 2009	321,517	$49.96

     The following table summarizes additional information concerning options outstanding at December 31, 2009:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price
$34.825	-	$44.360	195,748	8.4	$39.43	16,548	$34.94
$46.625	-	$54.225	307,149	3.7	$51.73	307,149	$51.73
$55.870	-	$69.315	284,633	6.4	$62.45	142,316	$62.19
$34.825	-	$69.315	787,530	5.9	$52.54	466,013	$54.33

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan").  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 101,400 shares, 68,600 shares and 87,650 shares for the periods ended December 31, 2009, 2008 and 2007, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2009, there was unrecognized stock-based compensation related to restricted stock of $4.6 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $4.2 million, $3.6 million and $2.8 million for the periods ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company recorded reversals of $0.6 million, $0.1 million and $1.0 million for periods ended December 31, 2009, 2008 and 2007, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 41,020 restricted stock shares that vested as of December 31, 2009.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the restricted stock activity for the Plan:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2008	161,294	$61.63
Granted	101,400	$39.65
Vested	(41,020)	$60.35
Canceled	(32,956)	$61.30
Unvested balance at December 31, 2009	188,718	$50.16

Note 3.   Earnings Per Share (EPS)

(thousand of dollars, except per share amounts)	2009	2008	2007
Basic EPS
Income (loss) from continuing operations attributable to MTI	$(20,645)	$55,005	$(25,669)
Income (loss) from discontinued operations attributable to MTI	(3,151)	10,282	(37,845)
Net income (loss) attributable to MTI	$(23,796)	$65,287	$(63,514)

Weighted average shares outstanding	18,724	18,893	19,190

Basic earnings (loss) per share from continuing operations attributable to MTI	$(1.10)	$2.91	$(1.34)
Basic earnings (loss) per share from discontinued operations attributable to MTI	(0.17)	0.54	(1.97)
Basic earnings (loss) per share attributable to MTI	$(1.27)	$3.45	$(3.31)

Diluted EPS	2009	2008	2007
Income (loss) from continuing operations attributable to MTI	$(20,645)	$55,005	$(25,669)
Income (loss) from discontinued operations attributable to MTI	(3,151)	10,282	(37,845)
Net income (loss) attributable to MTI	$(23,796)	$65,287	$(63,514)

Weighted average shares outstanding	18,724	18,893	19,190
Dilutive effect of stock options	--	90	--
Weighted average shares outstanding, adjusted	18,724	18,983	19,190

Diluted earnings (loss) per share from continuing operations	$(1.10)	$2.90	$(1.34)
Diluted earnings (loss) per share from discontinued operations	(0.17)	0.54	(1.97)
Diluted earnings (loss) per share	$(1.27)	$3.44	$(3.31)

     Options to purchase 322,933 shares, 603,828 shares and 154,133 shares of common stock for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Additionally, the weighted average diluted common shares outstanding for the year ended December 31, 2009 and December 31, 2007 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive.  Approximately, 55,000 and 214,000 common share equivalents were not included in the computation of diluted earnings per share for the periods ended December 31, 2009 and December 31, 2007, respectively, as they would be anti-dilutive.

Note 4.   Discontinued Operations

          In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all of its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines.  As a part of this restructuring, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. During 2008, the Company sold its idle Synsil facilities in Chester, South Carolina and Woodville, Ohio, and Cleburne, Texas. This resulted in a pre-tax gain of $13.7 million ($8.6 million after tax). During the second quarter of 2009, the Company recorded impairment of asset charges of $5.6 million, net of tax, to recognize the lower market value of its Mt. Vernon, Indiana facility.   On October 26, 2009, the Company completed the sale of this facility for the approximate amount of the net book value of the assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

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

Thousands of Dollars	2009	2008	2007

Net sales	$15,600	$23,148	$30,187

Production margin	1,148	3,278	(5,238)

Expenses	582	850	4,129
Impairment of assets	5,778	--	46,878
Restructuring and other costs	--	74	2,317
Gain on sale of assets	239	13,897	--

Income (loss) from operations	$(4,973)	$16,251	$(58,562)

Other income	--	--	82

Foreign currency translation
loss from liquidation of investment		--	--

Provision (benefit) for taxes on income	(1,822)	5,969	(20,635)

Income (loss) from discontinued operations, net of tax	$(3,151)	$10,282	$(37,845)

     The major classes of assets and liabilities held for disposals in the consolidated balance sheets are as follows:

Thousands of Dollars	2009	2008
Assets:
Accounts receivable	$--	$1,229
Inventories	--	7,198
Property, plant and equipment, net	--	9,802
Goodwill	--	815
Other assets	--	630
Assets held for disposal	$--	$19,674

Liabilities:
Accounts payable	$--	$610
Accrued liabilities	--	124
Liabilities of assets held for disposal	$--	$734

Note 5.   Income Taxes

     Income (loss) from continuing operations before provision (benefit) for taxes and discontinued operations by domestic and foreign source is as follows:

Thousands of Dollars	2009	2008	2007
Domestic	$(29,766)	$36,512	$8,243
Foreign	6,626	45,755	(19,742)
Income (loss) from continuing operations before provision (benefit) for income taxes	$(23,140)	$82,267	$(11,499)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for taxes on income consists of the following:

Thousands of Dollars	2009	2008	2007

Domestic
Taxes currently payable

Federal	$7,628	$10,199	$11,257
State and local	68	2,090	1,362
Deferred income taxes	(23,722)	(724)	(9,955)
Domestic tax provision (benefit)	(16,026)	11,565	2,664
Foreign
Taxes currently payable	10,906	14,791	13,795
Deferred income taxes	(267)	(2,277)	(5,193)
Foreign tax provision (benefit)	10,639	12,514	8,602

Total tax provision (benefit)	$(5,387)	$24,079	$11,266

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2009	2008	2007

U.S. statutory tax rate	(35.0)%	35.0%	(35.0)%
Depletion	(13.9)	(4.2)	(31.3)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	4.3	(4.6)	(15.0)
Change in Mexican law	6.4
State and local taxes, net of Federal tax benefit	(12.1)	1.3	6.2
Tax credits and foreign dividends	(1.4)	(0.5)	6.1
Increase in valuation allowance	27.0	0.3	149.9
Impact of uncertain tax positions	0.1	0.9	8.2
Other	1.3	1.1	8.9
Consolidated effective tax rate	(23.3)%	29.3%	98.0%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2009	2008

Deferred tax assets:
State and local taxes	$1,827	$2,073
Accrued expenses	10,926	12,450
Net operating loss carry forwards	10,397	4,073
Pension and post-retirement benefits costs	19,791	24,022
Other	21,176	17,813
Valuation allowance.	(6,477)	(225)
Total deferred tax assets	$57,640	$60,206

     In 2009, there was a decrease in deterred tax assets of $6.2 million due to the establishment of valuation allowances primarily in China, Japan, Mexico, and the United Kingdom.  These allowances were established as a result of restructuring activities as it is more likely than not that the deterred tax assets associated with the restructuring would not be recognized as they relate to these entities.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Thousands of Dollars	2009	2008

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$13,534	$33,049
Intangible assets	9,218	9,476
Restricted stock expense	2,264	1,470
Foreign Exchange gains	1,419	1,693
Mexican tax recapture	1,476	--
Other	1,228	1,380
Total deferred tax liabilities	29,139	47,068
Net deferred tax (assets) liabilities	$(28,501)	$(13,138)

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:

Thousands of Dollars	2009	2008

Net deferred tax assets, current	$(6,745)	$(5,065)
Net deferred assets, long term	(21,756)	(8,073)
	$(28,501)	$(13,138)

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.

     The Company has $5.3 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $0.7 million expire over the next 15 years, and $4.6 million can be utilized over an indefinite period.

     On December 31, 2009, the Company had $8.5 million of total unrecognized tax benefits. Included in this amount were a total of $6.2 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:

(Thousands of Dollars)	2009	2008

Balance as of January 1,	$10,948	$10,395
Increases related to current year positions	723	2,973
Increases (decreases) related to new judgements	(877)	398
Decreases related to audit settlements and statute expirations	(2,315)	(2,204)
Other	17	(614)
Balance as of December 31,	$8,496	$10,948

     The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of $0.1 million of interest and penalties during 2009 and have a total accrued balance on December 31, 2009 of $2.4 million.

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

     Net cash paid for income taxes were $14.1 million, $19.6 million and $16.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 6.   Foreign Operations

     The Company has not provided for U.S. federal and foreign withholding taxes on $184.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2009 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends, the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $184.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $22.4 million.

     Net foreign currency exchange gains (losses), included in non-operating deductions in the Consolidated Statements of Income, were $(2,452,000), $1,694,000 and $513,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7.   Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2009	2008

Raw materials	$32,838	$67,498
Work in process	6,065	10,191
Finished goods	24,412	35,027
Packaging and supplies	19,168	21,267
Total inventories	$82,483	$133,983

Note 8.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2009	2008

Land	$25,572	$25,182
Quarries/mining properties	39,596	39,596
Buildings	141,997	167,912
Machinery and equipment	905,104	959,291
Construction in progress	16,874	12,960
Furniture and fixtures and other	94,567	119,290
	1,223,710	1,324,231
Less: Accumulated depreciation and depletion	(864,332)	(894,638)
Property, plant and equipment, net	$359,378	$429,593

      Depreciation and depletion expense for the years ended December 31, 2009, 2008 and 2007 was $69.0 million, $76.2 million and $80.4 million, respectively.

Note 9.   Restructuring Costs

2007 Restructuring Program

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and to improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consists of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, which has been completed as of December 31, 2009.

      A reconciliation of the restructuring liability for this program, as of December 31, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of December 31,2009
Severance and other employee benefits	$1.7	$--	$(1.6)	$0.1
Contract termination costs	1.6	--	--	1.6
	$3.3	$--	$(1.6)	$1.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

      Approximately $1.6 million and $12.9 million in severance payments were paid in 2009 and 2008, respectively.  A restructuring liability of $1.7 million remains at December 31, 2009.  Such amounts will be funded from operating cash flows and we expect the program to be completed in 2010.

2008 Restructuring Program

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on our sales and operating profits, the Company initiated an additional restructuring program by reducing its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million associated with this program. Additional restructuring costs of $1.0 million were recorded in 2009 related to this program.

     A reconciliation of the restructuring liability for this program, as of December 31, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of December 31, 2009
Severance and other employee benefits	$3.5	$0.9	$(4.3)	$0.1
Other exit costs	--	0.1	(0.1)	--
	$3.5	$1.0	$(4.4)	$0.1

    Approximately $4.2 million in severance payments was paid in 2009.  The remaining liability of $0.1 million will be paid from cash flow from operations and the program is expected to be completed in 2010.

2009 Restructuring Program

      In the second quarter of 2009, the Company initiated a program to improve efficiencies through the consolidation of manufacturing operations and reduction of costs.

     The restructuring program reduced the current workforce by approximately 200 employees worldwide.  This reduction in force relates to plant consolidations as well as a streamlining of the corporate and divisional management structures to operate more efficiently.

     The Company recorded $21.1 million in restructuring charges as associated with this program. Included in the restructuring costs was a pension settlement charge of $9.4 million as a result of the workforce reduction associated with this program.

     A reconciliation of the restructuring liability for this program, as of December 31, 2009, is as follows:

(millions of dollars)	Balance as of December 31, 2008	Additional Provisions	Cash Expenditures	Balance as of December 31, 2009
Severance and other employee benefits	$--	$10.1	$(5.0)	$5.1
Contract termination costs	--	1.3	--	1.3
Other exit costs	--	0.2	(0.1)	0.1
	$--	$11.6	$(5.1)	$6.5

     The liability of $6.5 million will be paid from cash flows from operations, and the program is expected to be completed by the second half of 2010.

Note 10.  Accounting for Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     In the second quarter of 2009, the Company initiated a restructuring program to improve efficiencies through the consolidation of operations and rationalization of certain product lines, and through the reduction of costs. As part of this program, the Company will consolidate its Old Bridge, New Jersey operation into Bryan, Ohio and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

assets charge of $4.3 million; rationalize its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalize some of its European operations resulting in an impairment of assets charge of $2.2 million; record further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration as well as consolidate its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognize impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility became unlikely. As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.

     In the fourth quarter of 2009, the Company recorded an impairment of assets charge of $2.0 million for its satellite facility in Franklin, Virginia, due to the announced closure of the host mill at that location.

     The following table reflects the major components of the impairment of assets charge recorded in 2009:

Impairment of assets:
(millions of dollars)	2009	Remaining Carrying Value of Impaired Assets
Americas Refractories	$9.5	$0.3
European Refractories	11.8	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	8.5	--
Total impairment	$39.8	$12.7

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

     The Company expects to realize annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company recognized approximately $2.4 million in depreciation savings in 2009 associated with this program.

     During the fourth quarter of 2008, the Company recorded a writedown of impaired assets of $0.2 million for the closure of its satellite facility at Dryden, Canada.

     In 2007, as a result of a change in management and deteriorating financial performance, the Company initiated a plan to realign its business operations to improve profitability and increase shareholder value.  The realignment consisted of exiting certain businesses and consolidating some product lines to better position for future success by focusing on the Company's core strengths.  Major components of this realignment included exiting the Synsil® Products product line resulting in an impairment charge of $42.1 million; sale of its two plants in the Midwest that process imported ore in the Processed Minerals  product line resulting in an impairment charge of $4.7 million; modification of its PCC coating product line from a merchant business model to a satellite business model resulting in an impairment charge of $53.7 million; consolidation of facilities in the Specialty PCC operations in the United States resulting in an impairment charge of $12.7 million, slower than anticipated market penetration at our refractories facility in China resulting in an impairment of assets charge of $12.8 million and the write down of other underutilized assets worldwide.  The Company recorded a charge of $140.9 million, of which $46.8 million was reclassified to discontinued operations, as part of the program.

     The impairment charge relates to all product lines. The following table reflects the components of the impairment of assets charge included in continuing operations:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Impairment of assets:
(millions of dollars)	2007	Remaining Carrying Value of Impaired Assets
Paper PCC	$65.3	$0.7
Specialty PCC	12.7	0.5
Total PCC	78.0	1.2
Processed Minerals	1.3	--
Specialty Minerals Segment	$79.3	$1.2
Refractories Segment	14.8	6.0
	$94.1	$7.2

Note 11.  Goodwill and Other Intangible Assets

     The carrying amount of goodwill was $68.1 million and $66.4 million as of December 31, 2009 and December 31, 2008, respectively. The net change in goodwill since December 31, 2008 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets included in other assets and deferred charges subject to amortization as of December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.1	$7.4	$3.2
Customer lists	2.7	1.1	9.2	1.9
Other	--	--	0.4	0.2
	$8.9	$4.2	$17.0	$5.3

       In the second quarter of 2009, the Company recorded a $6.0 million impairment charge for customer list intangible assets from its 2006 acquisition in Turkey.

       The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.9 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated amortization expense is $0.6 million for each of the next five years through 2014.

     Included in other assets and deferred charges is an additional intangible asset of approximately $2.8 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $1.2 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.5 million, $1.8 million and $1.8 million was amortized in 2009, 2008 and 2007, respectively. Estimated amortization as a reduction of sales is as follows: 2010 - $1.2 million; 2011 - $0.9 million; 2012 - $0.6 million; 2013 - $0.6 million; 2014 - $0.5 million; with smaller reductions thereafter over the remaining lives of the contracts.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest rate and forward exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Based on established criteria, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 13 open foreign exchange contracts as of December 31, 2009.

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

Note 13.  Short-term Investments

     The composition of the Company's short-term investments are as follows:

(in thousands of dollars)	2009	2008
Short-term Investments -
Available for Sale Securities:
Short-term bank deposits	$8,940	$9,258

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2009.

Note 14:  Fair Value of Financial Instruments

     Fair value is an exchange price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability. The Company follows a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

     Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

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

     As of December 31, 2009, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 1 or Level 3, and there were no transfers in or out of Level 3 during the year ended December 31, 2009. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

     The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2009. Assets and liabilities are classified in their entirety

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Assets (Liabilities) at Fair Value as of December 31, 2009
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$(778)	$--
Total	$--	$(778)	$--

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2009, the Company had open foreign exchange contracts with a financial institution to purchase approximately $4.6 million of foreign currencies. These contracts range in maturity from January, 2010 to July, 2010. The fair value of these instruments was a liability of $0.1 and $0.4 million, respectively, at both December 31, 2009 and December 31, 2008.

     Additionally, the Company entered into forward contracts to purchase 30 million Euros as a hedge of its net investment in Europe.  These contracts mature in October 2013.  The fair value of these instruments at December 31, 2009 was a liability of $0.6 million.  The fair value of these instruments at December 31, 2008 was an asset of $2.1 million.

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

     The Company's bad debt expense (recoveries) for the years ended December 31, 2009, 2008 and 2007 was $1.3 million, $0.2 million and $(0.1) million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Long-Term Debt and Commitments

     The following is a summary of long term debt:

(thousands of dollars)	Dec. 31, 2009	Dec. 31, 2008

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Due 2009	--	4,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations
Due 2013	1,421	1,421
Total	97,221	101,221
Less: Current maturities	4,600	4,000
Long-term debt	$ 92,621	$ 97,221

     The Variable/Fixed Rate Industrial Development Revenue Bonds due 2009 were tax-exempt 15-year instruments issued to finance the expansion of a PCC plant in Selma, Alabama. The bonds were dated November 1, 1994, and provided for an optional put by the holder (during the Variable Rate Period) and a mandatory call by the issuer. The bonds bear interest at either a variable rate or fixed rate at the option of the Company. Interest was payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.70% and 2.53% for the years ended December 31, 2009 and 2008, respectively.  This obligation was repaid in November 2009.

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.70% and 2.53% for the years ended December 31, 2009 and 2008, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.70% and 2.63% for the years ended December 31, 2009 and 2008, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama.  The bonds bear interest at either a variable rate or fixed rate at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.70% and 2.53% for the years ended December 31, 2009 and 2008, respectively.

          On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. The remaining principal payment of $1.4 million will be made in 2013.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2009 and December 31, 2008 was 1.36% and 4.09%, respectively. The principal payment for both tranches is due on October 5, 2013.

          The aggregate maturities of long-term debt are as follows: 2010 - $4.6 million; 2011 - $--- million; 2012 - $8.0 million; 2013 - $76.4; 2014 - $8.2 million; thereafter - $---- million.

     The Company had available approximately $191.2 million in uncommitted, short-term bank credit lines, of which $5.3 million was in use at December 31, 2009.

     Short-term borrowings as of December 31, 2009 and 2008 were $6.9 million and $15.0 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2009 and 2008 was 3.39% and 6.15%, respectively.

     During 2009, 2008 and 2007, respectively, the Company incurred interest costs of $3.7 million, $5.3 million and $9.2 million including $0.2 million, $0.1 million and $0.5 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2009 and 2008 is as follows:

     Obligations and Funded Status
	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$184.7	$194.8	$41.9	$40.0
Service cost	7.1	7.1	1.1	2.1
Interest cost	11.3	11.1	1.5	2.4
Actuarial (gain) loss	23.6	5.4	(1.4)	(0.3)
Benefits paid	(3.8)	(3.6)	(1.3)	(2.3)
Plan amendments	--	--	(29.0)	--
Settlements	(16.3)	(19.6)	--	--
Foreign exchange impact	3.5	(10.9)	--	--
Other	0.1	0.4	0.4	--
Benefit obligation at end of year	$210.2	$184.7	$13.2	$41.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2009	2008		2009	2008

Change in plan assets
Fair value of plan assets beginning of year	$173.5	$244.5	$		$--
Actual return on plan assets	12.2	(40.1)			--
Employer contributions	7.8	3.2		0.9	2.3
Plan participants' contributions	0.4	--		0.4	--
Benefits paid	(3.8)	(3.6)		(1.3)	(2.3)
Settlements	(16.6)	(19.6)		--	--
Foreign exchange impact	3.2	(10.9)			--
Fair value of plan assets at end of year	$176.7	$173.5		$--	$--

Funded status	$(33.5)	$(11.2)		$(13.2)	$(41.9)

    Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2009	2008	2009	2008

Non-current asset	$--	$0.5	$--	$--
Current liability	(0.4)	(0.2)	(1.3)	(1.5)
Non-current liability	(33.1)	(11.5)	(11.9)	(40.4)
Recognized asset (liability)	$(33.5)	$(11.2)	$(13.2)	$(41.9)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2009	2008	2009	2008

Net actuarial loss	$62.2	$55.2	$2.2	$3.3
Prior service cost	4.7	5.4	(15.4)	1.1
Amount recognized end of year	$66.9	$60.6	$(13.2)	$4.4

     The accumulated benefit obligation for all defined benefit pension plans was $188.4 million and $168.4 million at December 31, 2009 and 2008, respectively.

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Current year actuarial gain (loss)	$(10.6)	$18.4
Amortization of actuarial (gain) loss	4.5	0.1
Amortization of prior service credit loss	1.3	(0.9)
Total recognized in other comprehensive income	$(4.8)	$17.6

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-retirement Benefits
Millions of Dollars	2009	2008	2007	2009	2008	2007
Service cost	$7.1	$7.1	$8.8	$1.1	$2.1	$2.6
Interest cost	11.3	11.1	11.4	1.5	2.4	2.4
Expected return on plan assets	(12.5)	(17.5)	(18.8)	--	--	--
Amortization of prior service cost	2.1	1.5	1.5	(1.6)	0.6	0.5
Recognized net actuarial loss	7.3	2.3	2.8	0.2	0.2	0.8
Settlement /curtailment loss	9.4	7.1	0.1	--	--	--
Net periodic benefit cost	$24.7	$11.6	$5.8	$1.2	$5.3	$6.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Unrecognized prior service cost is amortized over the average remaining service period of each active employee.

     In 2009, as a result of the workforce reduction associated with the restructuring program and associated distribution of benefits, the Company recorded a pre-tax pension settlement charge of $9.4 million relating to lump-sum distributions to employees.

     In 2008, the Company recorded a pre-tax pension settlement charge of $7.1 million relating to employees that received lump-sum distributions in connection with the restructuring program initiated in 2007. Approximately $0.3 million of this charge was included in discontinued operations.

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

     The 2010 estimated amortization of amounts in other comprehensive income are as follows:
(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Amortization of prior service cost	$1.5	$(3.1)
Amortization of net loss	8.2	0.2
Total costs to be recognized	$9.7	$(2.9)

Additional Information
     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Discount rate	6.00%	6.30%	5.75%
Expected return on plan assets	7.15%	8.00%	8.50%
Rate of compensation increase	3.20%	3.50%	3.50%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Discount rate	5.7%	6.20%	6.25%
Rate of compensation increase	3.2%	3.50%	3.50%

     For 2009, 2008 and 2007, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension assets was approximately 7% in 2009, (19%) in 2008 and 4% in 2007.

     The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2009, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

     The Company's pension plan weighted average asset allocation percentages at December 31, 2009 and 2008 by asset category are as follows:
Asset Category	2009	2008

Equity securities	46.2%	11.7%
Fixed income securities	50.9%	85.7%
Real estate	0.1%	0.1%
Other	2.8%	2.5%
Total	100.0%	100.0%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The Company's pension plan fair values at December 31, 2009 and 2008 by asset category are as follows:

Million of Dollars
Asset Category	2009	2008

Equity securities	$81.6	$20.3
Fixed income securities	89.9	148.7
Real estate	0.2	0.2
Other	5.0	4.3
Total	$176.7	$173.5

During 2008, due to the economic crisis, the assets for all of the U.S. pension plans were moved to fixed income securities.  During 2009, the Company began a program of systematically moving funds back into equities.  The Company intends to rebalance its investment portfolio to adhere to its long-term investment strategy over the next twelve months.

     The following table presents domestic and foreign pension plan assets information at December 31, 2009, 2008 and 2007 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
Millions of Dollars	2009	2008	2007	2009	2008	2007
Fair value of plan assets	$126.4	$132.8	$188.7	$50.3	$40.7	$55.8

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2009:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2009
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$57.4	--	--	$57.4
Non-US equities	24.2	--	--	24.2

Fixed Income Securities
Government treasuries	--	33.1	--	33.1
Corporate debt instruments	29.5	27.3	--	56.8

Real estate and otherReal estate and other
Real estate	--	--	0.2	0.2
Other	--	--	5.0	5.0
Total Assets	$111.1	$60.4	$5.2	$176.7

U.S. equities—This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities—This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

 Fixed income—This class included debt instruments issued by the US Treasury, and corporate debt instruments.

     Contributions
     The Company expects to contribute $5 million to its pension plans and $1.5 million to its other postretirement benefit plan in 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2010	$10.5	$1.3
2011	$11.2	$1.3
2012	$11.9	$1.1
2013	$14.0	$1.0
2014	$15.2	$1.0
2015-2019	$87.8	$4.6

Investment Strategies
     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.15%. While we believe we can achieve a long-term average rate of return of 7.15%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy has an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2008 was over 9% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008 and into 2009. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but has not changed its long-term investment strategy. During the first half of 2009, we analyzed data provided by investment consultants which indicated the likely returns from a move to equities at that time were not significantly better than the expected returns from the capital conservation strategy and that such a change involved significantly more risk. During the third quarter 2009, we have begun a program of systematically moving funds back into equities. The Company intends to rebalance its investment portfolio to adhere to its long-term investment strategy over the next twelve months as the markets continue to stabilize.  As of the end of the year, the Company had approximately 51% of its pension assets in fixed income securities.

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.7 million, $3.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Notes 18.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $6.7 million, $7.1 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2010 through 2014 and in aggregate thereafter are approximately $6.2 million, $3.6 million, $2.6 million, $2.2 million, $1.6 million, respectively, and $8.7 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $2.0 million at December 31, 2009.

     Total future minimum payments to be received under direct financing leases for each of the years 2010 through 2014 and the aggregate thereafter are approximately: $6.0 million, $2.9 million, $1.9 million, $1.0 million, $0.7 million and $1.0 million thereafter.

Note 19.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 26 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. One silica case was dismissed in the fourth quarter of 2009. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts, plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This Order was amended on June 1, 2009.  The amended order requires the installation of a groundwater containment system by mid-year 2010.  The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility’s wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2009.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 18,740,616 shares and 18,691,802 shares were outstanding at December 31, 2009 and 2008, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $3.7 million or $0.20 per common share were paid during 2009. In January 2010, a cash dividend of approximately $0.9 million or $0.05 per share, was declared, payable in the first quarter of 2010.

Preferred Stock Purchase Rights

     In 1999, the Company adopted a Preferred Stock Purchase Rights Plan, pursuant to which, each share of the Company’s common stock carried with it one preferred stock purchase right.  These rights would become exercisable upon certain conditions.  The Rights Plan, and the associated rights, expired in accordance with their terms on September 13, 2009.

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

     The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Stock
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2007	729,111	1,152,069	$46.44	134,800	$55.61
Granted	(233,750)	146,100	61.19	87,650	61.27
Exercised/vested	--	(433,965)	43.01	(33,363)	55.42
Canceled	80,043	(24,489)	55.67	(55,554)	56.56
Balance December 31, 2007	575,404	839,715	50.51	133,533	58.98
Granted	(180,900)	112,300	64.47	68,600	64.06
Exercised/vested	--	(261,460)	43.97	(28,267)	56.45
Canceled	41,346	(28,774)	57.90	(12,572)	58.30
Balance December 31, 2008	435,850	661,781	55.14	161,294	61.63
Granted	(280,600)	179,200	39.84	101,400	39.65
Authorized	800,000	--	--	--	--
Exercised/vested	--	(7,532)	35.63	(41,020)	60.35
Canceled	78,875	(45,919)	43.14	(32,956)	61.30
Balance December 31, 2009	1,034,125	787,530	$52.54	188,718	$50.16

Note 21.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the accumulated balances of other comprehensive income (loss):

Millions of Dollars	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$33.2	$(54.3)	$(0.1)	$(21.2)
Current year net change	48.5	18.1	--	66.6

Balance at December 31, 2007	81.7	(36.2)	(0.1)	45.4
Current year net change	(49.4)	(28.8)	1.2	(77.0)

Balance at December 31, 2008	32.3	(65.0)	1.1	(31.6)
Current year net change	23.4	12.8	(1.4)	34.8

Balance at December 31, 2009	$55.7	$(52.2)	$(0.3)	$3.2

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $10.0 million, $(18.0) million and $11.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 22.  Accounting for Asset Retirement Obligations

     The Company records asset retirement obligations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also recorded the provisions related to conditional asset retirement obligations at its facilities. The Company has recorded asset retirement obligations at all of its facilities except where there are no contractual or legal obligations. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of December 31, 2009 and 2008:

Millions of Dollars

	2009	2008
Asset retirement liability, beginning of period	$13.0	$12.9
Accretion expense	0.7	0.7
Payments	--	(0.2)
Foreign currency translation	0.3	(0.4)
Asset retirement liability, end of period	$14.0	$13.0

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $13.6 million is included in other noncurrent liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Operations.

Note 23.  Non-Operating Income and Deductions

(Millions of dollars)	Year Ended December 31,
	2009	2008	2007
Interest income	$2.9	$4.9	$3.1
Interest expense	(3.5)	(5.2)	(8.7)
Gain on insurance settlement	--	--	3.0
Currency translation loss	(2.3)	--	--
Foreign exchange gains (losses)	(2.4)	1.7	0.5
Other income (deductions)	(0.8)	(1.1)	(0.9)
Non-operating income (deductions), net	$(6.1)	$0.3	$(3.0)

     During the second quarter of 2009, the Company recognized foreign currency translation losses of $2.3 million upon liquidation of the Company’s operations at Gomez Palacio, Mexico.

     During the fourth quarter of 2007, the Company recognized a business interruption insurance recovery gain of $3.0 million related to Hurricane Ivan in 2004.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

Note 24.  Transaction with Former Parent Company

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") agreed to indemnify the Company against any liability arising from claims for remediation, as defined in the agreements, of on-site environmental conditions relating to activities prior to the closing of the initial public offering. The Company had asserted to Pfizer a number of indemnification claims pursuant to those agreements during the ten-year period following the closing of the initial public offering. Since the initial public offering, the Company has incurred and expensed approximately $6 million of environmental claims under these agreements. On January 20, 2006, Pfizer and the Company agreed to settle those claims, along with certain other potential environmental liabilities of Pfizer, in consideration of a payment by Pfizer of $4.5 million. Such payment was recorded as additional paid-in-capital, net of its related tax effect. During 2008, agreement was reached with Pfizer providing for reimbursement by Pfizer of past costs of defense, and direct payment of such costs going forward, for cases alleging damages from exposure to product sold prior to the formation of the Company. During the fourth quarter of 2008, Pfizer reimbursed the Company in the amount of $0.1 million for past defense costs.

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

     Segment information for the years ended December 31, 2009, 2008 and 2007 was as follows:

(Millions of Dollars)	2009
	Specialty Minerals	Refractories	Total

Net sales	$628.4	$278.9	$907.3
Income (loss) from operations	34.2	(48.8)	(14.6)
Impairment of assets	8.5	31.3	39.8
Restructuring and other charges	11.5	10.5	22.0
Depreciation, depletion and amortization	58.5	13.9	72.4
Segment assets	631.7	326.2	957.9
Capital expenditures	19.1	5.6	24.7

	2008
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.4	$395.8	$1,112.2
Income from operations	57.0	26.3	83.3
Impairment of assets	0.2	--	0.2
Restructuring and other charges	7.7	5.7	13.4
Depreciation, depletion and amortization	64.3	15.8	80.1
Segment assets	632.4	396.1	1,028.5
Capital expenditures	18.2	11.5	29.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

	2007
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.6	$361.1	$1,077.7
Income (loss) from operations	(20.0)	11.5	(8.5)
Impairment of assets	79.3	14.8	94.1
Restructuring and other charges	11.3	4.7	16.0
Depreciation, depletion and amortization	68.1	16.5	84.6
Segment assets	698.8	395.6	1,094.4
Capital expenditures	32.9	11.9	44.8

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(Millions of Dollars)
Income (loss) from continuing operations before
provision (benefit) for taxes:	2009	2008	2007
Income (loss) from operations for reportable segments	$(14.6)	$83.3	$(8.5)
Unallocated corporate expenses	(2.5)	(1.3)	--
Interest income	2.9	4.9	3.1
Interest expense	(3.5)	(5.2)	(8.7)
Other income (deductions)	(5.4)	0.6	2.6
Income (loss) from continuing operations before provision (benefit) for taxes	$(23.1)	$82.3	$(11.5)

Total assets	2009	2008	2007
Total segment assets	$957.9	$1,028.5	$1,094.4
Corporate assets	114.2	39.1	34.5

Consolidated total assets	$1,072.1	$1,067.6	$1,128.9

Capital expenditures	2009	2008	2007
Total segment capital expenditures	$24.7	$29.7	$44.8
Corporate capital expenditures	1.9	1.3	1.3
Consolidated total capital expenditures	$26.6	$31.0	$46.1

     The carrying amount of goodwill by reportable segment as of December 31, 2009 and December 31, 2008 was as follows:

	Goodwill
(Millions of Dollars)	December 31, 2009	December 31, 2008
Specialty Minerals	$14.1	$13.4
Refractories	54.0	53.0
Total	$68.1	$66.4

     The net change in goodwill since December 31, 2008 is primarily attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:

(Millions of Dollars)
Net Sales	2009	2008	2007
United States	$478.4	$586.5	$581.9

Canada/Latin America	60.2	83.8	83.3
Europe/Africa	283.9	352.7	337.4
Asia	84.8	89.2	75.1
Total International	428.9	525.7	495.8

Consolidated total net sales	$907.3	$1,112.2	$1,077.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

     Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

(Millions of Dollars)
Long-lived assets	2009	2008	2007
United States	$253.5	$296.9	$322.4

Canada/Latin America	13.5	13.3	20.1
Europe/Africa	105.7	130.4	172.1
Asia	59.5	67.1	62.0
Total International	178.7	210.8	254.2

Consolidated total long-lived assets	$432.2	$507.7	$576.6

     The Company's sales by product category are as follows:

Millions of Dollars	2009	2008	2007
Paper PCC	$484.6	$547.2	$542.0
Specialty PCC	50.1	58.5	60.6
Talc	32.3	35.9	37.3
GCC	61.4	74.8	76.7
Refractory Products	225.4	320.8	290.5
Metallurgical Products	53.5	75.0	70.6

Net sales	$907.3	$1,112.2	$1,077.7

Note 26.  Quarterly Financial Data (unaudited)

     The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Millions of Dollars, Except Per Share Amounts

2009 Quarters	First	Second	Third	Fourth
Net Sales by Major Product Line
PCC	$123.1	$127.7	$137.5	$146.4
Processed Minerals	20.5	24.3	25.0	23.9
Specialty Minerals Segment	143.6	152.0	162.5	170.3
Refractories Segment	64.7	56.6	71.8	85.8

Net sales	208.3	208.6	234.3	256.1
Gross profit	33.2	32.4	44.0	46.2

Income (loss) from operations	7.3	(41.6)	12.8	4.5
Income (loss) continuing operations, net of tax	5.1	(36.5)	9.5	4.1
Income (loss) from discontinued operations, net of tax	(0.1)	(3.5)	0.3	0.1
Noncontrolling Interests	(0.8)	(0.9)	(0.9)	(0.2)
Net income (loss) attributable to MTI	$4.2	$(40.9)	$8.9	$4.0
Earnings (loss) per share:
Basic:
Earnings (loss) per share
from continuing operations attributable to MTI	$0.23	$(1.99)	$0.46	$0.20
Earnings (loss) per share
discontinued operations attributable to MTI	(0.01)	(0.19)	0.01	0.01
Basic earnings (loss) per share attributable to MTI	$0.22	$(2.18)	$0.47	$0.22

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS

2009 Quarters	First	Second	Third	Fourth
Diluted:
Earnings (loss) per share
from continuing operations	$0.23	$(1.99)	$0.46	$0.21
Earnings (loss) per share
from discontinued operations	(0.01)	(0.19)	0.01	0.01
Diluted earnings (loss) per share	$0.22	$(2.18)	$0.47	$0.22

Market price range per share of common stock:
High	$42.10	$42.82	$50.87	$56.39
Low	$26.76	$31.41	$35.87	$45.85
Close	$32.05	$36.78	$47.52	$54.47

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2008 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$153.2	$158.0	$157.2	$137.3
Processed Minerals	27.6	31.1	29.5	22.5
Specialty Minerals Segment	180.8	189.1	186.7	159.8
Refractories Segment	96.7	110.7	108.2	80.2

Net sales	277.5	299.8	294.9	240.0

Gross profit	60.7	62.3	59.4	38.0

Income from operations	27.1	28.8	23.0	3.1
Income from continuing operations, net of tax	17.7	19.4	16.9	4.2
Income from discontinued operations, net of tax..	0.4	4.6	2.9	2.3
Noncontrolling interests	(0.9)	(0.7)	(0.8)	(0.8)
Net income attributable to MTI	$17.2	$23.3	$19.0	$5.7

Earnings per share:
Basic:
Earnings per share
from continuing operations attributable to MTI	$0.88	$0.99	$0.85	$0.19
Earnings per share
from discontinued operations attributable to MTI	0.02	0.24	0.16	0.12
Basic earnings per share attributable to MTI	$0.90	$1.23	$1.01	$0.31

Diluted:
Earnings per share
from continuing operations attributable to MTI	$0.88	$0.98	$0.85	$0.19
Earnings per share
from discontinued operations attributable to MTI	0.02	0.24	0.15	0.12
Diluted earnings per share attributable to MTI	$0.90	$1.22	$1.00	$0.31

Market price range per share of common stock:
High	$64.74	$72.42	$68.38	$59.36
Low	$52.29	$62.80	$60.73	$37.89
Close	$61.72	$64.65	$61.62	$40.90

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mineral Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2010

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

     The Company assessed its internal control system as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2009, its system of internal control over financial reporting was effective.

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

February 25, 2010

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and` Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2009
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,600	$1,211	$(921)	$2,890

Year ended December 31, 2008
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,223	$159	$782	$2,600

Year ended December 31, 2007
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$4,550	$(49)	$(1,278)	$3,223

(a)	Includes impact of translation of foreign currencies.
(b)	Provision for bad debts, net of recoveries of $1.2 million, $0.2 million and $-- million in 2009, 2008 and 2007, respectively.

S-1

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10.6(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (*) (+)

10.7(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, D. Randy Harrison, William A. Kromberg, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, John A. Sorel, and William J.S. Wilkins (*) (+)

10.12(b)	-	Second Amendment to the Company Retirement Plan, dated December 22, 2008 (*) (+)
10.12(c)	-	Third Amendment to the Company Retirement Plan, dated October 9, 2009 (*) (+)
10.12(d)	-	Fourth Amendment to the Company Retirement Plan, dated December 11, 2009 (*) (+)
10.12(e)	-	Fifth Amendment to the Company Retirement Plan, dated December 18, 2009 (*) (+)
10.13	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2008 (*) (+)
10.14(a)	-	First Amendment to the Company Savings and Investment Plan, dated December 22, 2008 (*) (+)
10.14(b)	-	Second Amendment to the Company Savings and Investment Plan, dated December 18, 2009 (*) (+)
10.15	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2008 (*) (+)
10.16(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (*) (+)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24.0	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)

(*)	Filed herewith.

(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.