Form 10-Q
period 2010-04-04
MINERALS TECHNOLOGIES INC
filed 2010-04-30
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11430
--
MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)
DELAWARE	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Third Avenue, New York, New York 10017-6707
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

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 18 , 2010 18,796,680

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	April 4, 2010	March 29, 2009

Net sales	$253,457	$208,259
Cost of goods sold	202,089	175,015
Production margin	51,368	33,244

Marketing and administrative expenses	22,340	20,546
Research and development expenses	5,124	4,861
Restructuring and other costs	852	549

Income from operations	23,052	7,288

Non-operating deductions, net	(49)	(255)
Income from continuing operations before provision for taxes	23,003	7,033
Provision for taxes on income	6,901	1,952

Income from continuing operations, net of tax	16,102	5,081
Loss from discontinued operations, net of tax	--	(88)
Consolidated net income	16,102	4,993

Less: Net income attributable to non-controlling interests	733	836
Net income attributable to Minerals Technologies Inc. (MTI)	$15,369	$4,157

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$0.82	$0.23
Loss from discontinued operations attributable to MTI	--	(0.01)
Basic earnings per share attributable to MTI	$0.82	$0.22

Diluted:
Income from continuing operations attributable to MTI	$0.82	$0.23
Loss from discontinued operations attributable to MTI	--	(0.01)
Diluted earnings per share attributable to MTI	$0.82	$0.22

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	18,766	18,703
Diluted	18,835	18,724

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	April 4, 2010*	December 31, 2009**

Current assets:
Cash and cash equivalents	$325,039	$310,946
Short-term investments, at cost which approximates market	10,683	8,940
Accounts receivable, net	179,625	173,665
Inventories	79,962	82,483
Prepaid expenses and other current assets	22,749	24,679
Total current assets	618,058	600,713

Property, plant and equipment, less accumulated depreciation and depletion – April 4, 2010 - $867,556; December 31, 2009 - $864,332	347,704	359,378
Goodwill	67,449	68,101
Other assets and deferred charges	40,167	43,946
Total assets	$1,073,378	$1,072,138

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,975	$6,892
Current maturities of long-term debt	4,600	4,600
Accounts payable	83,548	74,513
Restructuring liabilities	6,476	8,282
Other current liabilities	48,169	58,627
Total current liabilities	147,768	152,914

Long-term debt	92,621	92,621
Other non-current liabilities	81,845	78,860
Total liabilities	322,234	324,395

Shareholders' equity:
Common stock	2,894	2,888
Additional paid-in capital	317,535	318,256
Retained earnings	850,492	836,062
Accumulated other comprehensive (income) loss	(7,752)	3,193
Less common stock held in treasury	(436,238)	(436,238)

Total MTI shareholders' equity	726,931	724,161
Non-controlling interest	24,213	23,582
Total shareholders' equity	751,144	747,743

Total liabilities and shareholders' equity	$1,073,378	$1,072,138

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(thousands of dollars)	April 4, 2010	March 29, 2009
Operating Activities:

Consolidated net income	$16,102	$4,993
Loss from discontinued operations	--	(88)
Income from continuing operations	16,102	5,081

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	17,308	18,389
Payments relating to restructuring activities	(1,763)	(1,721)
Other non-cash items	1,673	692
Net changes in operating assets and liabilities	(151)	3,311
Net cash provided by operating activities - continuing operations	33,169	25,752
Net cash used in operating activities - discontinued operations	--	(2,169)
Net cash provided by operating activities	33,169	23,583

Investing Activities:

Purchases of property, plant and equipment	(8,330)	(4,546)
Purchases of short-term investments	(1,906)	(1,633)
Net cash used in investing activities	(10,236)	(6,179)

Financing Activities:

Net repayment of short-term debt	(473)	(2,266)
Proceeds from issuance of stock under option plan	147	--
Cash dividends paid	(939)	(935)
Net cash used in financing activities	(1,265)	(3,201)

Effect of exchange rate changes on cash and cash equivalents	(7,575)	(4,919)

Net increase in cash and cash equivalents	14,093	9,284
Cash and cash equivalents at beginning of period	310,946	181,876
Cash and cash equivalents at end of period	$325,039	$191,160

Supplemental disclosure of cash flow information:
Interest paid	$100	$435

Income taxes paid	$3,128	$3,153

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2.  Summary of Significant Accounting Policies

     Use of Estimates

     The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income tax, deferred tax valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

Note 3.  Earnings Per Share (EPS)

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
Basic EPS (in millions, except per share data)	April 4, 2010	March 29, 2009

Income from continuing operations attributable to MTI	$15.4	$4.3
Loss from discontinued operations attributable to MTI	--	(0.1)
Net income attributable to MTI	$15.4	$4.2

Weighted average shares outstanding	18.8	18.7

Basic earnings per share from continuing operations attributable to MTI	$0.82	$0.23
Basic loss per share from discontinued operations attributable to MTI	--	(0.01)
Basic earnings per share attributable to MTI	$0.82	$0.22

	Three Months Ended
Diluted EPS (in millions, except per share data)	April 4, 2010	March 29, 2009

Income from continuing operations attributable to MTI	$15.4	$4.3
Loss from discontinued operations attributable to MTI	--	(0.1)
Net income attributable to MTI	$15.4	$4.2

Weighted average shares outstanding	18.8	18.7
Dilutive effect of stock options and stock units ………	--	--
Weighted average shares outstanding , adjusted	$18.8	$18.7

Diluted earnings per share from continuing operations attributable to MTI	$0.82	$0.23
Diluted loss per share from discontinued operations
attributable to MTI	--	(0.01)
Diluted earnings per share attributable to MTI	$0.82	$0.22

     The weighted average diluted common shares outstanding for the three-months ended April 4, 2010 and March 29, 2009 excludes the dilutive effect of 596,914 and 799,716 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

Note 4.   Discontinued Operations

       In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all of its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines.  As a part of this restructuring, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment. During 2008, the Company sold its idle Synsil facilities in Chester, South Carolina, Woodville, Ohio, and Cleburne, Texas and its facility in Wellsville, Ohio.  In the fourth quarter of 2009, the Company sold its operations at Mt. Vernon, Indiana.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

	Three Months Ended
Millions of Dollars	April 4, 2010	March 29, 2009

Net sales	$--	$3.3

Production margin	--	0.1

Expenses	--	0.2

Restructuring and other costs	--	--

Loss from operations	$--	$(0.1)

Provision for taxes on income	$--	$--

Loss from discontinued operations, net of tax	$--	$(0.1)

Note 5.   Income Taxes

     As of April 4, 2010, the Company had approximately $8.6 million of total unrecognized income tax benefits. Included in this amount were a total of $6.3 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.2 million during the first three months of 2010, and has an accrued balance of $2.5 million of interest and penalties accrued as of April 4, 2010.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are significant), is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2003.

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	April 4, 2010	December 31, 2009
Raw materials	$30,590	$32,838
Work-in-process	6,800	6,065
Finished goods	23,157	24,412
Packaging and supplies	19,415	19,168
Total inventories	$79,962	$82,483

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $67.4 million and $68.1 million as of April 4, 2010 and December 31, 2009, respectively.  The net change in goodwill since December 31, 2009 was primarily attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of April 4, 2010 and December 31, 2009 were as follows:

	April 4, 2010		December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.2	$6.2	$3.1
Customer lists	2.7	1.1	2.7	1.1
	$8.9	$4.3	$8.9	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2014.

     Also, included in other assets and deferred charges is an intangible asset of approximately $1.8 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  The current portion of $1.0 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.3 million was amortized in the first quarter of 2010. Estimated amortization as a reduction of sales is as follows: remainder of 2010 - $0.7 million; 2011 - $0.7 million; 2012 - $0.5 million; 2013 - $0.4 million; 2014 - $0.4 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.   Restructuring Costs

2007 Restructuring Program

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and to improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consists of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, which has been completed.

      A reconciliation of the restructuring liability for this program, as of April 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of April 4, 2010
Severance and other employee benefits	$0.1	$--	$--	$0.1
Contract termination costs	1.6	--	(0.3)	1.3
	$1.7	$--	$(0.3)	$1.4

      Approximately $0.3 million in termination costs were paid in the first quarter of 2010.  The remaining restructuring liability of $1.4 million remains will be funded from cash flows from operations and the program is expected to be completed in 2010.

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

     A reconciliation of the restructuring liability for this program, as of April 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of April 4, 2010
Severance and other employee benefits	$0.1	$--	$--	$0.1
Other exit costs	--			--
	$0.1	$--	$--	$0.1

    The remaining liability of $0.1 million will be funded from cash flow from operations and the program is expected to be completed in 2010.

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

    A reconciliation of the restructuring liability for this program, as of April 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of April 4, 2010
Severance and other employee benefits	$5.0	$0.1	$(1.5)	$3.6
Contract termination costs	0.4	--	--	0.4
Other exit costs	0.1	--	--	0.1
	$5.5	$0.1	$(1.5)	$4.1

     Approximately $1.5 million in severance payments was paid in the first quarter of 2010.  The remaining liability of $4.1 million will be funded from cash flows from operations, and the program is expected to be completed in the second half of 2010.

Other Restructuring

     In the fourth quarter of 2009, the Company recorded restructuring charges for the announced closure of the paper mill at its Franklin, Va. satellite facility.

    A reconciliation of the restructuring liability for this closure, as of April 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of April 4, 2010
Severance and other employee benefits	$0.1	$--	$--	$--	$0.1
Contract termination costs	0.9	--	--	(0.9)	0.0
Other exit costs	0.0	0.8	--	--	0.8
	$1.0	$0.8	$--	$(0.9)	$0.9

     The remaining liability of $0.9 million will be funded from cash flows from operations, and the program is expected to be completed in the second half of 2010.

Note 9.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	April 4, 2010	December 31, 2009

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50,000	$50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4,600	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations	1,421	1,421
Total	97,221	97,221
Less: Current maturities	4,600	4,600
Long-term debt	$92,621	$92,621

     As of April 4, 2010, the Company had $191 million of uncommitted short-term bank credit lines, of which approximately $5.0 million were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
(millions of dollars)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Service cost	$2.0	$1.8	$0.1	$0.4
Interest cost	2.9	3.0	0.2	0.5
Expected return on plan assets	(3.2)	(3.6)		--
Amortization:
Prior service cost	0.4	0.4	(0.8)	0.1
Recognized net actuarial loss	2.0	1.9	0.1	--
Net periodic benefit cost	$4.1	$3.5	$(0.4)	$1.0

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $5.0 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2010. As of April 4, 2010, $0.4 million has been contributed to the pension fund and approximately $0.2 million has been contributed to the other post retirement benefit plans.

Note 11.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended
(millions of dollars)	April 4, 2010	March 29, 2009
Consolidated net income	$16.1	$5.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(13.3)	(15.5)
Pension and postretirement plan adjustments	1.0	1.5
Cash flow hedges:
Net derivative gains arising during the period	1.5	0.2
Comprehensive income (loss)	5.3	(8.8)
Comprehensive income attributable to
non-controlling interest	(0.9)	(0.8)
Comprehensive income (loss) attributable to MTI	$4.4	$(9.6)

The components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	April 4, 2010	December 31, 2009
Foreign currency translation adjustments	$42.3	$55.7
Unrecognized pension costs	(51.2)	(52.2)
Net gain (loss) on cash flow hedges	1.2	(0.3)
Accumulated other comprehensive income (loss)	$(7.7)	$3.2

Note 12.  Accounting for Asset Retirement Obligations

     The Company records asset retirement obligations for situations in which the Company will be required to incur costs to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also recorded the provisions related to conditional asset retirement obligations at its facilities.  The Company has recorded asset retirement obligations at all of its facilities except where there are no legal or contractual obligations.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of April 4, 2010:

(millions of dollars)

Asset retirement liability, December 31, 2009	$14.0
Accretion expense	0.2
Foreign currency translation	(0.1)
Asset retirement liability, April 4, 2010	$14.1

     Approximately $0.4 million is included in other current liabilities and $13.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 4, 2010.

Note 13.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 27 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. One silica case was dismissed in the fourth quarter of 2009. Two new asbestos cases were filed, one in the first quarter of 2010 and another one in April 2010.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

•
Building Decontamination. The Company has completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

•
Groundwater. The Company has completed investigations of potential groundwater contamination and has submitted a report on the investigations finding that there is no PCB contamination, but some oil contamination of the groundwater.  We expect the regulators to require confirmatory long term groundwater monitoring at the site.

•
Soil. The Company has completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $400,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009.  The amended Order requires the installation of a groundwater containment system by mid-year 2010, at an estimated capital cost of up to $3.0 million, to allow continued operation of the wastewater treatment ponds through 2024. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of April 4, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 14.  Non-Operating Deductions, Net
	Three Months Ended
(millions of dollars)	April 4, 2010	March 29, 2009
Interest income	$0.5	$0.8
Interest expense	(0.8)	(0.9)
Foreign exchange gains	0.8	--
Other deductions	(0.5)	(0.2)
Non-operating deductions, net	$(0.0)	$(0.3)

Note 15 .  Noncontrolling interests

          The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to noncontrolling interests:

(millions of dollars)	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance as of December 31, 2009	$2,888	318,256	836,062	3,193	(436,238)	23,582	747,743

Comprehensive Income:
Net income	--	--	15,369	--	--	733	16,102
Currency translation adjustment	--	--	--	(13,537)	--	236	(13,301)
Unamortized pension gains and
prior service costs	--	--	--	1,034	--	--	1,034

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	1,527	--	--	1,527
Reclassification adjustment	--	--	--	31	--	--	31
Total comprehensive income (loss)	--	--	15,369	(10,945)	--	969	5,393

Dividends declared	--	--	(939)	--	--	--	(939)
Dividends to noncontrolling interest	--	--	--	--	--	(338)	(338)
Employee benefit transactions	6	(12)	--	--	--	--	(6)
Income tax benefit arising from employee
stock option plans	--	6	--	--	--	--	6
Amortization of restricted stock	--	(1,121)	--	--	--	--	(1,121)
Stock option expenses	--	406	--	--	--	--	406
Balance as of April 4, 2010	$2,894	317,535	850,492	(7,752)	(436,238)	24,213	751,144

     The income attributable to noncontrolling interests for the three-month periods ended April 4, 2010 and March 29, 2009 was from continuing operations. The remainder of the income from continuing operations, as well as all of the income (loss) from discontinued operations, was attributable to MTI. There were no changes in
MTI's ownership interest for the period ended April 4, 2010 as compared with December 31, 2009

Note 16.  Segment and Related Information

     Segment information for the three-month periods ended April 4, 2010 and March 29, 2009 was as follows:

Net Sales
(millions of dollars)	Three Months Ended
	April 4, 2010	March 29, 2009
Specialty Minerals	$172.1	$143.6
Refractories	81.4	64.7
Total	$253.5	$208.3

Income (Loss) from Operations
(millions of dollars)	Three Months Ended
	April 4, 2010	March 29, 2009
Specialty Minerals	$18.4	$9.8
Refractories	5.8	(2.2)
Total	$24.2	$7.6

     Included in income from operations for the Specialty Minerals segment for the three-month period ended April 4, 2010 and March 29, 2009 were restructuring costs of $0.8 million and $0.3 million, respectively.

         Included in income (loss) from operations for the Refractories segment for the three-month period ended April 4, 2010 and March 29, 2009 were restructuring costs of $0.1million and $0.2 million, respectively.

     The carrying amount of goodwill by reportable segment as of April 4, 2010 and December 31, 2009 was as follows:

Goodwill
(millions of dollars)
	Three Months Ended
	April 4, 2010	December 31, 2009
Specialty Minerals	$13.7	$14.1
Refractories	53.7	54.0
Total	$67.4	$68.1

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from continuing operations before provision for taxes on income:	Three Months Ended
(millions of dollars)	April 4, 2010	March 29, 2009

Income from operations for reportable segments	$24.2	$7.6
Unallocated corporate expenses	(1.2)	(0.3)
Consolidated income from operations	23.0	7.3
Non-operating deductions	--	(0.3)
Income from continuing operations
before provision for taxes on income	$23.0	$7.0

     The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	April 4, 2010	March 29, 2009
Paper PCC	$130.7	$112.5
Specialty PCC	14.4	10.6
Talc	10.2	6.6
Ground Calcium Carbonate	16.8	13.9
Refractory Products	62.6	53.5
Metallurgical Products	18.8	11.2
Net sales	$253.5	$208.3

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 4, 2010, and the related condensed consolidated statements of income for the three-month periods ended April 4, 2010 and March 29, 2009, and the related condensed consolidated statements of cash flows for the three-month periods ended April 4, 2010 and March 29, 2009.  These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 30, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended
	April 4, 2010	March 29, 2009
Net sales	100.0%	100.0%
Cost of goods sold	79.7	84.0

Production margin	20.3	16.0

Marketing and administrative expenses	8.8	9.9
Research and development expenses	2.0	2.3
Restructuring and other costs	0.4	0.3

Income from operations	9.1	3.5

Net income attributable to MTI	6.1%	2.0%

Executive Summary

     Consolidated sales for the first quarter of 2010 increased 22% from the prior year to $253.5 million from $208.3 million. Foreign exchange had a favorable impact on sales of approximately $9.2 million or 4 percentage points of growth. Income from operations grew 216% to $23.1 million in the first quarter of 2010 from $7.3 million in the first quarter of 2009. Included in income from operations for the first quarter of 2010 and 2009 were restructuring costs of $0.9 million and $0.5 million, respectively. Net income increased to $15.4 million as compared to $4.2 million in the prior year.

     The Company continues to see improvement in all of the end markets we serve -- paper, steel, construction and automotive. In the prior year, due to the worldwide economic recession, weakness in these markets caused significant drops in demand for our products, resulting in lower volumes.   In the current year, stabilization in the underlying markets and the resulting increase in volumes, coupled with the benefits derived from our announced restructuring programs and productivity improvements have led to improved operating performance in all product lines.

     The Company’s balance sheet as of April 4, 2010 continues to be very strong.  Cash, cash equivalents and short-term investments were more than $336 million.  We have available credit lines of $186 million, our debt to equity ratio continues to be a low 12%, and our current ratio was 4.1.  Our cash flows from operations were approximately $33 million in the first quarter of 2010.

     We face some significant risks and challenges in the future:

•
Our global business could be adversely affected by decreases in economic activity.
• North American and European steel production in Q1 2010 increased 63% and 35%, respectively, from first quarter 2009 levels, however, volumes remains approximately 23% below the pre-recession levels in second quarter of 2008.
• In the paper industry, production levels for printing and writing papers within North America and Europe, our two largest markets, increased 8% and 5%, respectively, from the prior year, but remain approximately 17% below pre-recession levels of second quarter 2008.
• Housing starts in 2010 were at a rate of approximately 617 thousand units, 17% above first quarter 2009, but 39% below second quarter 2008 pre-recession levels.  Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production increased 64% in 2010 as compared with the first quarter of 2009 however remains 15% below second quarter 2008 production levels

•	The reduced availability of credit in the financial markets could adversely affect the ability of our customers and/or our suppliers to obtain financing.
•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the global economic climate.  Some of our customers may still experience further consolidations and shutdowns or may face increased liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•
Consolidations and rationalizations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.

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

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•	Development of the filler-fiber composite program, which continues to undergo large-scale paper machine trials, to increase the fill-rate for uncoated freesheet paper.
•	Increasing our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Further growth of the Company's PCC coating product line using the satellite model.
•	Leverage the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Development of unique calcium carbonates used in the manufacture of novel biopolymers, a new market opportunity.
•	Rapid deployment of value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Continuing our penetration in emerging markets.
•	Further growth of PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Further proliferation of operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales

(millions of dollars)	First Quarter 2010	% of Total Sales	Growth	First Quarter 2009	% of Total Sales
Net Sales

U.S	$136.6	53.9%	22%	$112.2	53.9%
International	116.9	46.1%	22%	96.1	46.1%
Net sales	$253.5	100.0%	22%	$208.3	100.0%

Paper PCC	$130.7	51.6%	16%	$112.5	54.0%
Specialty PCC	14.4	5.7%	36%	10.6	5.1%
PCC Products	$145.1	57.3%	18%	$123.1	59.1%

Talc	$10.2	4.0%	55%	$6.6	3.1%
Ground Calcium Carbonate	16.8	6.6%	21%	13.9	6.7%
Processed Minerals Products	$27.0	10.6%	32%	$20.5	9.8%

Specialty Minerals Segment	$172.1	67.9%	20%	$143.6	68.9%

Refractory Products	$62.6	24.7%	17%	$53.5	25.7%
Metallurgical Products	18.8	7.4%	68%	11.2	5.4%
Refractories Segment	$81.4	32.1%	26%	$64.7	31.1%

Net sales	$253.5	100.0%	22%	$208.3	100.0%

     Worldwide net sales in the first quarter of 2010 increased 22% from the previous year to $253.5 million. Foreign exchange had a favorable impact on sales of approximately $9.2 million or 4 percentage points of growth. Approximately 7 percentage points of growth was attributable to 6 additional days in the first quarter of 2010 as compared to the first quarter of 2009.  Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 20% to $172.1 million compared with $143.6 million for the same period in 2009.  Sales in the Refractories segment for the first quarter of 2010 grew 26% from $64.7 million in the previous year to $81.4 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, grew 18% in the first quarter to $145.1 million from $123.1 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $5.8 million, or, 5 percentage points of growth. Unit volumes increased in both product lines.  Paper PCC sales increased 16% to $130.7 million in the first quarter of 2010 from $112.5 million in the prior year.  Paper PCC volumes increased 13% with volume growth in all regions. Sales of Specialty PCC increased 36% to $14.4 million from $10.6 million in the prior year.  Volumes increased 35% in this product line over the prior year.

     Net sales of Processed Minerals products grew 32% in the first quarter of 2010 to $27.0 million from $20.5 million in the first quarter of 2009.  This increase was attributable to 20% higher volumes and favorable product mix as the residential and commercial construction markets and the automotive market recovery from the depressed conditions experienced in the prior year.

     Net sales in the Refractories segment in the first quarter of 2010 grew 26% to $81.4 million from $64.7 million in the prior year. Foreign exchange had a favorable impact on sales of $3.4 million, or 5 percentage points of growth.  Sales of refractory products and systems to steel and other industrial applications grew 17% to $62.6 million from $53.5 million in the prior year as volumes grew 24% but was partially offset by a reduction in equipment sales. Sales of metallurgical products within the Refractories segment increased 68 percent to $18.8 million as compared with $11.2 million in the same period last year on volume growth of 64%. The increased sales in all product lines in this segment are driven by significantly higher volumes globally.

     Net sales in the United States grew 22% to $136.6 million in the first quarter of 2010 from $112.2 million in the prior year.  International sales in the first quarter of 2010 grew <BTB>22% to $116.9 million from $96.1 million, due to higher worldwide volumes and to the favorable effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth

Cost of goods sold	$202.1	$175.0	15%
Marketing and administrative	$22.3	$20.5	9%
Research and development	$5.1	$4.9	4%
Restructuring and other costs	$0.8	$0.5	60%

     Cost of goods sold was 79.7% of sales compared with 84.0% of sales in the prior year.  Production margin increased 55% as compared with a 22% increase on sales.  All product lines experienced increased volumes under improved economic conditions and had favorable leveraging due to increased productivity levels and the benefits derived from our restructuring programs.  In the Specialty Minerals segment, production margin increased 49% as compared with a 20% increase in sales. This segment had increased volumes of $11.0 million as compared to prior year in both the Processed Minerals and PCC product lines, improved profitability due the contractual recovery of raw material cost increases in its Paper PCC product line of $1.0 million, benefits derived from our announced restructuring programs of $1.1 million and favorable impacts of foreign exchange of $1.0 million. This was partially offset by price concessions of approximately $3.0 million. In the Refractories segment, production margin increased 66% as compared with a 26% increase in sales. This segment’s improved profitability was primarily the result of volume increases of $6.8 million and restructuring savings of $1.7 million. This was partially offset by lower equipment sales of approximately $1.0 million.

     Marketing and administrative costs increased 9% in the first quarter to $22.3 million from $20.5 million in the prior year, primarily due to the additional number of days in the first quarter of this year as compared with prior year.  Marketing and administrative costs as a percentage of net sales, however, represented 8.8% of net sales in the current year as compared with 9.9% of net sales in the prior year.

     Research and development expenses increased 5% to $5.1 million from $4.9 million in the prior year and represented 2.0% of net sales as compared with 2.3% of net sales in the prior year.  The higher costs were primarily due to the aforementioned additional days in the quarter.

     Restructuring and other costs during the first quarter of 2010 were $0.9 million and primarily related to railcar lease early termination costs of $0.8 million associated with the announced plant closures of our Franklin, Va. and Plymouth, NC. satellite facilities and additional provisions for severance and other employee benefits associated with our 2009 restructuring program of $0.1 million. Restructuring costs were $0.5 million in the first quarter of the prior year and related to additional provisions for severance and other employee benefits associated with our 2008 and 2007 restructuring programs of $0.4 million and $0.1 million, respectively.

     The Company expects annualized savings of approximately $11.0 million relating to its 2008 restructuring program and realized savings of $2.8 million ($11.2 million annualized) and $1.5 million in the first quarter of 2010 and first quarter of 2009, respectively.  This program is completed.

     The Company expects annualized savings of $16 million to $20 million relating to its 2009 restructuring program of which approximately $10.0 million relates to lower compensation and related expenses and $5.0 million relates to annualized pretax depreciation savings.   The Company realized $2.8 million ($11.2 million annualized) in compensation and related expense savings and $1.2 million ($5.0 million annualized) in depreciation savings in the first quarter of 2010.

Income from Operations (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth

Income from operations	$23.0	$7.3	215%

     The Company recorded income from operations in the first quarter of 2010 of $23.0 million, a 215% increase over income from operations of $7.3 million in the prior year.

     Income from operations in the first quarter of 2010 for the Specialty Minerals segment was $18.4 million, as compared to income from operations of $9.8 million in the prior year. Operating income for the Refractories segment was $5.8 million, as compared to an operating loss of $2.2 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth

Non-operating deductions, net	$--	$(0.3)	*	%

     In the first quarter of 2010, net non-operating deductions decreased $0.3 million from prior year levels.  This decrease was primarily attributable to higher foreign exchange gains which were partially offset by lower interest income and higher bank charges.

Provision for Taxes on Income (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth

Provision for taxes on income	$6.9	$2.0	254%

     The first quarter effective tax rate is 30.0% as compared with 27.8% in the prior year.  This increase in rate relates to the decrease in the tax benefit of depletion as a percentage of the increased earnings as well as to a change in the geographic mix of earnings as compared with prior year.

Income from Continuing Operations, Net of Tax (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth
Income from continuing operations,
net of tax	$16.1	$5.1	217%

     The Company recorded income from continuing operations, net of tax, of $16.1 million as compared with $5.1 million in the prior year.

Noncontrolling Interests (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth
Noncontrolling interests	$0.7	$0.8	(12)%

     The decrease in the income attributable to noncontrolling interests is due to slightly lower profitability in our joint ventures.

Net Income attributable to MTI (millions of dollars)	First Quarter 2010	First Quarter 2009	Growth
Net income attributable to MTI	$15.4	$4.2	270%

     Net income attributable to MTI was $15.4 million in the first quarter of 2010 as compared with income of $4.2 million in the prior year.  Diluted earnings per common share were $0.82 per share in the first quarter of 2010 as compared with earnings per common share of $0.22 per share in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities amounted to $33.1 million in the first quarter of 2010 as compared with $23.6 million for the same period last year.  Cash flows provided from operations in the first quarter of 2010 were principally used to fund capital expenditures, repay short term debt and pay the Company's dividend to common shareholders.  The increase in cash provided from operations was due primarily to higher earnings as compared to prior year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital decreased approximately 3% from December 2009.  Total days of working capital decreased to 58 days in the first quarter of 2010 from 59 days in the fourth quarter of 2009.  This decrease was primarily attributable to reductions in raw materials inventories and increases in trade payable, partially offset by an increase in our trade receivables. The increase in receivables was primarily due to slightly higher sales levels than in the fourth quarter of the prior year.

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of April 4, 2010, no shares have been purchased under this program.

     The following table summarizes our contractual obligations as of April 4, 2010:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$97.2	$4.6	$8.0	$84.6	$--
Operating lease obligations	21.9	5.3	5.0	4.7	6.9
Total contractual obligations	$119.1	$9.9	$13.0	$89.3	$6.9

     The Company had $190.8 million in uncommitted short-term bank credit lines, of which $5.0 million were in use at April 4, 2010.  The credit lines are primarily in the US, with approximately $21 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2010 should be between $50 million and $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2010 - $4.6 million; 2011 - $0.0 million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

     We have open forward exchange contracts to purchase approximately $2.4 million of foreign currencies as of April 4, 2010. The contracts mature between April 2010 and July 2010.  The fair value of these instruments at April 4, 2010 was a liability of $0.1 million.

     In 2008 the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at April 4, 2010 was an asset of $1.3 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2010.

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations.  As of April 4, 2010 all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended April 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 27 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. One silica case was dismissed in the fourth quarter of 2009. Two new asbestos cases were filed, one in the first quarter of 2010 and another one in April 2010.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

•
Building Decontamination. The Company has completed the investigation of building contamination and submitted a report characterizing the contamination. We are awaiting review and approval of this report by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

•
Groundwater. The Company has completed investigations of potential groundwater contamination and has submitted a report on the investigations finding that there is no PCB contamination, but some oil contamination of the groundwater.  We expect the regulators to require confirmatory long term groundwater monitoring at the site.

•
Soil. The Company has completed the investigation of soil contamination and submitted a report characterizing contamination to the regulators. Based on the results of this investigation, we believe that the contamination may be left in place and monitored, pursuant to a site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations.

     We believe that the most likely form of remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation.

     We estimate that the cost of the likely remediation above would approximate $400,000, and that amount has been recorded as a liability on our books and records.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection on June 18, 2002. This order was amended on June 1, 2009.  The amended Order requires the installation of a groundwater containment system by mid-year 2010, at an estimated capital cost of up to $3.0 million, to allow continued operation of the wastewater treatment ponds through 2024. The amendment also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of April 4, 2010.

   The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2009 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

February 22 - April 4	--	$--	--	$75,000,000

Total	--	$--

     On February 22, 2010, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period.  No shares have yet been purchased under this program.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 5.  Other Information

     Not applicable.

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

10.1	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

April 30, 2010

Exhibit Index

The following exhibits are filed as part of this report.

10.1	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.