Form 10-Q
period 2010-07-04
MINERALS TECHNOLOGIES INC
filed 2010-07-30
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11430
--
MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Third Avenue, New York, NY  10017-6707
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

YES _X_	NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ___	NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at July 19, 2010 18,564,256

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended		Six Months Ended
(in thousands, except per share data)		July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Net sales		$255,770	$208,598	$509,227	$416,857
Cost of goods sold		200,725	176,192	402,814	351,207
Production margin		55,045	32,406	106,413	65,650

Marketing and administrative expenses		22,592	22,591	44,932	43,137
Research and development expenses		4,928	4,364	10,052	9,225
Impairment of assets		--	37,516	--	37,516
Restructuring and other costs		13	9,553	865	10,102

Income (loss) from operations		27,512	(41,618)	50,564	(34,330)

Non-operating income (deductions), net		535	(3,535)	486	(3,790)
Income (loss) from continuing operations before provision for taxes		28,047	(45,153)	51,050	(38,120)
Provision (benefit) for taxes on income (loss)		8,414	(8,632)	15,315	(6,680)

Income (loss) from continuing operations, net of tax		19,633	(36,521)	35,735	(31,440)
Loss from discontinued operations, net of tax		--	(3,524)	0	(3,612)
Consolidated net income (loss)		19,633	(40,045)	35,735	(35,052)

Less:	Net income attributable to non-controlling interests	674	862	1,407	1,698
Net income (loss) attribute to Minerals Technologies Inc. (MTI)		18,959	(40,907)	34,328	(36,750)
Earnings (Loss) per share:

Basic:
Earnings (loss) from continuing operations attributable to MTI		$1.01	$(1.99)	$1.83	$(1.77)
Loss from discontinued operations attributable to MTI		--	(0.19)	--	(0.19)
Basic earnings (loss) per share attributable to MTI		$1.01	$(2.18)	$1.83	$(1.96)

Diluted:
Earnings (loss) from continuing operations attributable to MTI		$1.01	$(1.99)	$1.83	$(1.77)
Loss from discontinued operations attributable to MTI		--	(0.19)	--	(0.19)
Diluted earnings (loss) per share attributable to MTI		$1.01	$(2.18)	$1.83	(1.96)

Cash dividends declared per common share		$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:

Basic		18,700	18,728	18,734	18,715
Diluted		18,749	18,728	18,793	18,715

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	July 4, 2010*	December 31, 2009**

Current assets:
Cash and cash equivalents	$336,777	$310,946
Short-term investments, at cost which approximates market	10,034	8,940
Accounts receivable, net	178,518	173,665
Inventories	81,724	82,483
Prepaid expenses and other current assets	22,630	24,679
Total current assets	629,683	600,713

Property, plant and equipment, less accumulated depreciation and depletion – July 4, 2010 - $866,914; December 31, 2009 - $864,332	336,982	359,378
Goodwill	66,628	68,101
Other assets and deferred charges	38,661	43,946
Total assets	$1,071,954	$1,072,138

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$3,267	$6,892
Current maturities of long-term debt	4,600	4,600
Accounts payable	85,103	74,513
Restructuring liabilities	5,383	8,282
Other current liabilities	53,773	58,627
Total current liabilities	152,126	152,914

Long-term debt	92,621	92,621
Other non-current liabilities	82,611	78,860
Total liabilities	327,358	324,395

Shareholders' equity:
Common stock	2,895	2,888
Additional paid-in capital	319,231	318,256
Retained earnings	868,518	836,062
Accumulated other comprehensive income (loss)	(23,520)	3,193
Less common stock held in treasury	(447,089)	(436,238)

Total MTI shareholders' equity	720,035	724,161
Non-controlling interest	24,561	23,582
Total shareholders' equity	744,596	747,743

Total liabilities and shareholders' equity	$1,071,954	$1,072,138

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(thousands of dollars)	July 4, 2010	June 28, 2009
Operating Activities:

Consolidated net income (loss)	$35,735	$(35,052)
Loss from discontinued operations	--	(3,612)
Income (loss) from continuing operations	35,735	(31,440)

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	33,291	37,105
Impairment of assets	--	37,516
Payments relating to restructuring activities	(2,812)	(4,339)
Tax benefits related to stock incentive programs	43	--
Other non-cash items	3,693	(5,190)
Net changes in operating assets and liabilities	5,516	29,742
Net cash provided by continuing operations	75,466	63,394
Net cash provided by (used in) discontinued operations	--	(561)
Net cash provided by operating activities	75,466	62,833

Investing Activities:

Purchases of property, plant and equipment	(16,036)	(9,365)
Proceeds from sale of short-term investments	1,381	--
Purchases of short-term investments	(3,008)	(3,669)
Net cash used in investing activities	(17,663)	(13,034)

Financing Activities:

Net repayment of short-term debt	(2,128)	(3,918)
Purchase of common shares for treasury	(10,429)	--
Proceeds from issuance of stock under option plan	238	--
Excess tax benefits related to stock incentive programs	19	--
Cash dividends paid	(1,872)	(1,871)
Net cash used in financing activities	(14,172)	(5,789)

Effect of exchange rate changes on cash and
cash equivalents	(17,800)	849

Net increase in cash and cash equivalents	25,831	44,859
Cash and cash equivalents at beginning of period	310,946	181,876
Cash and cash equivalents at end of period	$336,777	$226,735

Supplemental disclosure of cash flow information:
Interest paid	$1,578	$2,039

Income taxes paid	$11,317	$5,827

Non-cash financing activities:
Treasury stock purchases settled after period-end	$422	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
Basic EPS (in millions, except per share data)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Income (loss) from continuing operations
attributable to MTI	$19.0	$(37.4)	$34.3	$(33.2)
Loss from discontinued operations
attributable to MTI	--	(3.5)	--	(3.6)
Net income (loss) attributable to MTI	$19.0	$(40.9)	$34.3	$(36.8)

Weighted average shares outstanding	18.7	18.7	18.7	18.7

Basic earnings (loss) per share from continuing operations
attributable to MTI	$1.01	$(1.99)	$1.83	$(1.77)
Basic loss per share from discontinued operations
attributable to MTI	--	(0.19)	--	(0.19)
Basic earnings (loss) per share attributable to MTI	$1.01	$(2.18)	$1.83	$(1.96)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
Diluted EPS (in millions, except per share data)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Income (loss) from continuing operations
attributable to MTI	$19.0	$(37.4)	$34.3	$(33.2)
Loss from discontinued operations
attributable to MTI	--	(3.5)	--	(3.6)
Net income (loss) attributable to MTI	$19.0	$(40.9)	$34.3	$(36.8)

Weighted average shares outstanding	18.7	18.7	18.7	18.7
Dilutive effect of stock options and stock units	--	--	0.1	--
Weighted average shares outstanding, adjusted	18.7	18.7	18.8	18.7

Diluted earnings (loss) per share from continuing operations
attributable to MTI	$1.01	$(1.99)	$1.83	$(1.77)
Diluted loss per share from discontinued operations
attributable to MTI	--	(0.19)	--	(0.19)
Diluted earnings (loss) per share attributable to MTI	$1.01	$(2.18)	$1.83	$(1.96)

     Options to purchase 621,814 shares of common stock and 773,589 shares for the three month and six month periods ended July 4, 2010 and June 28, 2009, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.  The weighted average diluted common shares outstanding for the three-month and six-month periods ended June 28, 2009 excludes stock options and restricted stock, as inclusion of these would be anti-dilutive. During the three-month and six-month periods ended June 28, 2009, approximately 9,000 and 11,000 common equivalent shares, respectively, were not included in the computation of diluted earnings per share.

Note 4.   Discontinued Operations

     In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all of its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines.  As a part of this restructuring, during the fourth quarter of 2007, the Company classified its Synsil operations and its plants at Mount Vernon, Indiana and Wellsville, Ohio as discontinued operations. These operations were part of the Company's Specialty Minerals segment.  During 2008, the Company sold its idle Synsil facilities in Chester, South Carolina, Woodville, Ohio and Cleburne, Texas and its facility in Wellsville, Ohio. In the fourth quarter of 2009, the Company sold its operations at Mt. Vernon, Indiana.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations. The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Net sales	$--	$4.5	$--	$7.8

Production margin	--	0.2	--	0.3

Expenses	--	0.2	--	0.4

Impairment of assets	--	5.6	--	5.6

Loss from operations	$--	$(5.6)	$--	$(5.7)

Benefit for taxes on income	$--	$(2.1)	$--	$(2.1)

Loss from discontinued operations, net of tax	$--	$(3.5)	$--	$(3.6)

Note 5.   Income Taxes

     As of July 4, 2010, the Company had approximately $8.0 million of total unrecognized income tax benefits. Included in this amount were a total of $5.7 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had reversals of approximately $0.5 million and $0.3 million during the second quarter and first half of 2010, respectively, and has an accrued balance of $2.1 million of interest and penalties accrued as of July 4, 2010.

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

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	July 4, 2010	December 31, 2009
Raw materials	$30.7	$32.8
Work-in-process	6.5	6.1
Finished goods	25.7	24.4
Packaging and supplies	18.8	19.2
Total inventories	$81.7	$82.5

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $66.6 million, and $68.1 million as of July 4, 2010 and December 31, 2009, respectively.  The net change in goodwill since December 31, 2009 was attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Acquired intangible assets subject to amortization as of July 4, 2010 and December 31, 2009 were as follows:

	July 4, 2010		December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.3	$6.2	$3.1
Customer lists	2.7	1.2	2.7	1.1
	$8.9	$4.5	$8.9	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2014.

     Also included in other assets and deferred charges is an intangible asset of approximately $1.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  The current portion of $1.0 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.3 million was amortized in the second quarter of 2010.  Estimated amortization as a reduction of sales is as follows: remainder of 2010 - $0.4 million; 2011 - $0.7 million; 2012 - $0.5 million; 2013 - $0.4 million; 2014 - $0.4 million; with smaller reductions thereafter over the remaining lives of the contracts.

Note 8.  Restructuring Costs

2007 Restructuring Program

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consisted of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, which has been completed.

      A reconciliation of the restructuring liability for this program, as of July 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of July 4, 2010
Severance and other employee benefits	$0.1	$--	$(0.1)	$--
Contract termination costs	1.6	--	(0.3)	1.3
	$1.7	$--	$(0.4)	$1.3

      Approximately $0.1 million and $0.4 million in termination costs were paid in the second quarter and first six months of 2010, respectively.  The remaining restructuring liability of $1.3 million will be funded from operating cash flows and the program is expected to be completed in 2010.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     A reconciliation of the restructuring liability for this program, as of July 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of July 4, 2010
Severance and other employee benefits	$0.1	$--	--	$0.1
Other exit costs	--	--	--	--
	$0.1	$--	--	$0.1

  The remaining liability of $0.1 million will be funded from operating cash flows and the program is expected to be completed in 2010.

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

     A reconciliation of the restructuring liability for this program, as of July 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of July 4, 2010
Severance and other employee benefits	$5.0	$0.6	$(1.9)	$(0.1)	$3.6
Contract termination costs	0.4	(0.4)	--	--	--
Other exit costs	0.1	(0.1)	--	--	--
	$5.5	$0.1	$(1.9)	$(0.1)	$3.6

     Approximately $0.4 and $1.9 in severance payments were paid in the second quarter and first six months of 2010. The remaining liability of $3.6 million will be funded from operating cash flows and the program is expected to be completed in the second half of 2010.

Other Restructuring

     In the fourth quarter of 2009, the Company recorded restructuring charges for the announced closure of the paper mill at its Franklin, Va. satellite facility.

    A reconciliation of the restructuring liability for this closure, as of July 4, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of July 4, 2010
Severance and other employee benefits	$0.1	$--	$--	$--	$0.1
Contract termination costs	0.9	--	--	(0.9)	0.0
Other exit costs	0.0	0.8	(0.5)	--	0.3
	$1.0	$0.8	$(0.5)	$(0.9)	$0.4

     The remaining liability of $0.4 million will be funded from cash flows from operations, and the program is expected to be completed in the second half of 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9.  Accounting for Impairment of Long-Lived Assets

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

     In the second quarter of 2009, the Company initiated a restructuring program to improve efficiencies through the consolidation of operations and rationalization of certain product lines, and through the reduction of costs. As part of this program, the Company consolidated its Old Bridge, New Jersey operation into Bryan, Ohio and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of assets charge of $4.3 million; rationalized its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalized some of its European operations resulting in an impairment of assets charge of $2.2 million; recorded further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration as well as consolidated its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognized impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; recorded an impairment charge of $6.5 million related to the Company's PCC facility in Millinocket, Maine.

As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.  The following table reflects the major components of the impairment of assets charge along with the remaining carrying value of the impaired assets at the time of the impairment:

Impairment of assets:
(millions of dollars)	Second Quarter 2009	Remaining Carrying Value of Impaired Assets
Americas Refractories	$9.5	$0.3
European Refractories	11.5	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	6.5	--
Total impairment	$37.5	$12.7

     Included in the impairment of assets charge for Europe Refractories is a $6.0 million charge for certain intangible assets from the 2006 acquisition of a business in Turkey.

     The remaining carrying value of the impaired assets was determined by estimating marketplace participant views of the discounted cash flows of the asset groups, and in the case of tangible assets, by estimating the market value of the assets, which due to the specialized and limited use nature of our equipment, is primarily driven by the value of the real estate.  As the estimated discounted cash flows were determined to be negative under multiple scenarios, the highest and best use of the tangible asset groups was determined to be the sale of the underlying real estate. The fair value of the significant real estate holdings was based on independent appraisals.

     The Company expected to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company realized depreciation savings of $2.4 million in the first half of 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	July 4, 2010	December 31, 2009

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	4.6	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Total	97.2	97.2
Less: Current maturities	4.6	4.6
Long-term debt	$92.6	$92.6

     As of July 4, 2010, the Company had $180 million of uncommitted short-term bank credit lines, of which approximately $3.3 million were in use.

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

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost	$2.1	$1.6	$4.1	$3.4
Interest cost	3.1	2.4	6.0	5.4
Expected return on plan assets	(3.2)	(2.7)	(6.4)	(6.3)
Amortization:
Prior service cost	0.3	0.4	0.7	0.8
Recognized net actuarial loss	1.9	1.8	3.9	3.7
Net periodic benefit cost	$4.2	$3.5	$8.3	$7.0

(millions of dollars)	Other Benefits
	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Service cost	$0.1	$0.4	$0.2	$0.7
Interest cost	0.3	0.5	0.5	0.9
Amortization:
Prior service cost	(0.8)	--	(1.5)	--
Recognized net actuarial loss	0.2	(0.2)	0.3	0.1
Net periodic benefit cost	$(0.2)	$0.7	$(0.5)	$1.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $5.0 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2010. As of July 4, 2010, $1.2 million has been contributed to the pension fund and approximately $0.4 million has been contributed to the other post retirement benefit plans.

Note 12.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Consolidated net income (loss)	$19.6	$(40.1)	$35.7	$(35.1)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(20.5)	23.1	(33.8)	7.6
Pension and postretirement plan adjustments	1.1	19.8	2.1	21.3
Cash flow hedges:
Net derivative gains (losses) arising during the period	3.5	(1.3)	5.0	(1.1)
Comprehensive income (loss)	3.7	1.5	9.0	(7.3)
Comprehensive income attributable
to non-controlling interest	(0.5)	(1.6)	(1.4)	(2.4)
Comprehensive income (loss) attributable to MTI	$3.2	$(0.1)	7.6	(9.7)

     The components of accumulated other comprehensive gain, net of related tax, are as follows:

(millions of dollars)	July 4, 2010	December 31, 2009
Foreign currency translation adjustments	$22.0	$55.7
Unrecognized pension costs	(50.1)	(52.2)
Net gain (loss) on cash flow hedges	4.6	(0.3)
Accumulated other comprehensive gain (loss)	$(23.5)	$3.2

Note 13.  Accounting for Asset Retirement Obligations

     The Company records asset retirement obligations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also recorded provisions related to conditional asset retirement obligations at its facilities. The Company has recorded asset retirement obligations at all of its facilities except where there are no legal or contractual obligations.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of July 4, 2010:

(millions of dollars)
Asset retirement liability, December 31, 2009	$14.0
Accretion expense	0.4
Additional obligations	0.1
Foreign currency translation	(0.4)
Asset retirement liability, July 4, 2010	$14.1

     Approximately $0.4 million is included in other current liabilities and $13.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 4, 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 14.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 28 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the implementation of a groundwater containment system following DEP review and approval of certain items required to be submitted by the Company in two parts, by July 1, 2010 and by October 1, 2010. The estimated capital cost of the groundwater containment system to allow continued operation of the wastewater treatment ponds through 2024 is $3 million. The amended Order also includes

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of July 4, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 15.  Non-Operating Income and Deductions
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Interest income	$0.6	$0.8	$1.1	$1.6
Interest expense	(0.7)	(0.9)	(1.5)	(1.8)
Foreign exchange gains (losses)	(0.4)	(1.3)	0.4	(1.2)
Foreign currency translation loss upon liquidation	--	(2.3)	--	(2.3)
Gain on sale of previously impaired assets	0.2	--	0.2	--
Settlement for customer contract terminations	0.8	--	0.8	--
Other deductions	--	0.2	(0.5)	--
Non-operating income (deductions), net	$0.5	$(3.5)	$0.5	$(3.7)

     During the second quarter of 2010, the Company recognized income of $0.8 million for a settlement related to a customer contract termination.
     During the second quarter of 2009, the Company recognized currency translation losses of $2.3 million upon liquidation of the Company’s operations at its facility at Gomez Palacio, Mexico.

Note 16 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(thousands of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2009	$2,888	318,256	836,062	3,193	(436,238)	23,582	747,743

Comprehensive Income:
Net income	--	--	34,328	--	--	1,407	35,735
Currency translation adjustment	--	--	--	(33,831)	--	13	(33,818)
Unamortized pension gains and
prior service costs	--	--	--	2,138	--	--	2,138

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	4,935	--	--	4,935
Reclassification adjustment	--	--	--	45	--	--	45
Total comprehensive income (loss)	--	--	34,328	(26,713)	--	1,420	9,035
Dividends declared	--	--	(1,872)	--	--	--	(1,872)
Dividends to non-controlling interest	--	--	--	--	--	(441)	(441)
Employee benefit transactions	7	231	--	--	--		238
Income tax benefit arising from employee
stock option plans	--	61	--	--	--	--	61
Amortization of restricted stock	--	(261)	--	--	--	--	(261)
Stock option expenses	--	944	--	--	--	--	944
Purchase of common stock	--	--	--	--	(10,851)	--	(10,851)
Balance as of July 4, 2010	$2,895	319,231	868,518	(23,520)	(447,089)	24,561	744,596

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     The income attributable to non-controlling interests for the six-month periods ended July 4, 1010 and June 28, 2009 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended July 4, 2010 as compared with December 31, 2009.

Note 17.  Segment and Related Information

     Segment information for the three and six-month periods ended July 4, 2010 and June 28, 2009 were as follows:

(millions of dollars)	Net Sales

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Specialty Minerals	$168.2	$152.0	$340.3	$295.7
Refractories	87.6	56.6	168.9	121.2
Total	$255.8	$208.6	$509.2	$416.9

(millions of dollars)	Income (Loss) from Operations

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Specialty Minerals	$19.3	$4.3	$37.7	$14.1
Refractories	9.3	(45.3)	15.1	(47.5)
Total	$28.6	$(41.0)	$52.8	$(33.4)

     Included in income from operations for the Specialty Minerals segment for the three month and six month periods ended July 4, 2010 were restructuring costs (reversals) of $(0.3) million and $0.5 million, respectively.  Included in income from operations for the Refractories segment for the three month and six month periods ended July 4, 2010 were restructuring costs of $0.3 million and $0.4 million, respectively.

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

         The carrying amount of goodwill by reportable segment as of July 4, 2010 and December 31, 2009 was as follows:

(millions of dollars)	Goodwill

	Three Months Ended
	July 4, 2010	December 31, 2009
Specialty Minerals	$13.6	$14.1
Refractories	53.0	54.0
Total	$66.6	$68.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

  A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income (loss) from continuing operations before provision for taxes:
	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Income (loss) from operations for reportable segments	$28.6	$(41.0)	$52.8	$(33.4)
Unallocated corporate expenses	(1.1)	(0. 6)	(2.2)	(0.9)
Consolidated income (loss) from operations	27.5	(41.6)	50.6	(34.3)
Non-operating income (deductions) from operations	0.5	(3.5)	0.5	(3.8)
Income (loss) from continuing operations,
before provision for taxes on income	$28.0	$(45.1)	$51.1	$(38.1)

     The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Paper PCC	$123.2	$115.6	$253.9	$228.2
Specialty PCC	15.2	12.1	29.6	22.6
Talc	11.4	7.8	21.6	14.5
Ground Calcium Carbonate	18.4	16.5	35.2	30.4
Refractory Products	68.3	46.7	130.8	100.1
Metallurgical Products	19.3	9.9	38.1	21.1
Net sales	$255.8	$208.6	$509.2	$416.9

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 4, 2010 and the related condensed consolidated statements of operations for the three-month and six-month periods ended July 4, 2010 and June 28, 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended July 4, 2010 and June 28, 2009.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
July 30, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.5	84.5	79.1	84.3

Production margin	21.5	15.5	20.9	15.7
Marketing and administrative expenses	8.8	10.8	8.8	10.3
Research and development expenses	1.9	2.1	2.0	2.2
Impairment of assets	--	18.0	--	9.0
Restructuring and other costs	--	4.6	0.2	2.4

Income from operations	10.8	(20.0)	9.9	(8.2)

Income from continuing operations	7.4	(17.9)	6.7	(7.9)

Income (loss) from discontinued operations	--	(1.7)	--	(0.9)
Net income	7.4	(19.6)%	6.7	(8.8)%

Executive Summary

    Consolidated sales for the second quarter of 2010 increased 23% to $255.8 million from $208.6 million in the prior year. Income from operations was $27.5 million as compared with a loss of $41.6 million in the prior year. Included in loss from operations in the prior year was an impairment of assets charge of $37.5 million and restructuring charges of $9.6 million. Net income was $19.0 million as compared with a net loss of $40.9 million in the prior year.

     The Company continued to see improvement in all of the end markets we serve, particularly in steel, construction and automotive. In the prior year, weakness in these markets, due to the worldwide economic recession, resulted in significant drops in demand for our products. In the current year, improvement in the underlying markets and the resulting increase in volumes, coupled with the benefits derived from our announced restructuring programs and productivity improvements have led to improved operating performance in all product lines.

The Company continues to have a very strong balance sheet. Cash, cash equivalents and short-term investments were more than $345 million.  The impact of foreign exchange on cash and cash equivalents was a decline of $17.8 million due to the stronger dollar. Our cash flows from operations were $75.5 million, of which approximately $42 million was generated in the second quarter.  We have available credit lines of $177 million, our debt to equity ratio was 12%, and our current ratio was 4.1.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the global economic climate. Future economic conditions remain uncertain. Our global business could be adversely affected by decreases in economic activity.

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

Results of Operations

     Three months ended July 4, 2010 as compared with three months ended June 28, 2009.

Sales
(millions of dollars)	Second Quarter 2010	% of Total Sales	Growth	Second Quarter 2009	% of Total Sales
Net Sales

U.S	$138.6	54.2%	25%	$110.7	53.1%
International	117.2	45.8%	20%	97.9	46.9%
Net sales	$255.8	100.0%	23%	$208.6	100.0%

Paper PCC	$123.2	48.2%	7%	$115.6	55.5%
Specialty PCC	15.2	5.9%	26%	12.1	5.8%
PCC Products	$138.4	54.1%	8%	$127.7	61.3%

Talc	$11.4	4.5%	46%	$7.8	3.7%
Ground Calcium Carbonate	18.4	7.2%	12%	16.5	7.9%
Processed Minerals Products	$29.8	11.7%	23%	$24.3	11.6%

Specialty Minerals Segment	$168.2	65.8%	11%	$152.0	72.9%

Refractory Products	$68.3	26.7%	46%	$46.7	22.4%
Metallurgical Products	19.3	7.5%	95%	9.9	4.8%
Refractories Segment	$87.6	34.2%	55%	$56.6	27.1%

Net sales	$255.8	100.0%	23%	$208.6	100.0%

     Worldwide net sales in the second quarter of 2010 increased 23% from the previous year to $255.8 million from $208.6 million.  Foreign exchange had a favorable impact on sales of approximately $2.9 million or 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 11% to $168.2 million as compared with $152.0 million for the same period in 2009.  Sales in the Refractories segment increased 55% from the previous year to $87.6 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% in the second quarter to $138.4 million from $127.7 million in the prior year.  Foreign exchange had a favorable impact on sales of $1.7 million or approximately 1 percentage point of growth.  Paper PCC sales increased 7% to $123.2 million in the second quarter of 2010 from $115.6 million in the prior year.  Paper PCC volumes grew in all regions.  Sales of Specialty PCC increased 26% to $15.2 million from $12.1 million in the prior year.  This increase was primarily due to higher volumes.

     Net sales of Processed Minerals products increased 23% in the second quarter to $29.8 million from $24.3 million in the second quarter of 2009.  This increase was primarily attributable to the stabilization of the residential and commercial construction markets and the automotive market compared to depressed conditions in the prior year.  Volumes grew 10% from prior year levels.

     Net sales in the Refractories segment in the second quarter of 2010 increased 55% to $87.6 million from $56.6 million in the prior year. Foreign exchange had a favorable impact on sales of $1.1 million or approximately 1 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 46% to $68.3 million from $46.7 million. Sales of metallurgical products within the Refractories segment increased 95 percent to $19.3 million as compared with $9.9 million in the same period last year. The increases in all product lines within this segment are driven by higher worldwide volumes as this segment had been severely affected by the downturn in the steel industry in the prior year.

     Net sales in the United States increased 25% to $ 138.6 million in the second quarter of 2010.  International sales in the second quarter of 2010 increased 20% to $ 117.2 million, primarily due to higher worldwide volumes and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth

Cost of goods sold	$200.7	$176.2	14%
Marketing and administrative	$22.6	$22.6	0%
Research and development	$4.9	$4.4	11%
Impairment of assets	$--	$37.5	* %
Restructuring and other costs	$--	$9.6	* %
* Percentage not meaningful

     Cost of goods sold was 78.5% of sales as compared with 84.5% of sales in the prior year.  Production margin increased $22.6 million, or 70% as compared with a 23% increase in sales.  Volumes increased in all product lines as economic conditions improved. The businesses also experienced the favorable impact of increased productivity levels and the benefits derived from our restructuring programs. In the Specialty Minerals segment, production margin increased 23% as compared with an 11% increase in sales.  Volume had a favorable impact on production margin of $8.3 million as compared to prior year in both the PCC and Processed Minerals product lines.  This segment also reflected incremental benefits derived from our announced restructuring programs of $0.7 million and lower energy costs of $0.9 million.  This was partially offset by price concessions of $2.3 million.  In the Refractories segment, production margin increased over 300% as compared with a 55% increase in sales.  Production margin was favorably impacted by increased volumes of $12.6 million and restructuring savings of $3.6 million.

     Marketing and administrative costs remained even with the second quarter at $22.6 million as compared with the prior year but represented 8.8% of net sales as compared with 10.8% of net sales in the prior year.  This decline was due to the benefits derived from our restructuring program and as well as other cost savings initiatives.

     Research and development expenses increased 13% to $4.9 million and represented 1.9% of net sales.

     Restructuring charges in the second quarter of 2009 were $9.6 million. Charges of $0.7 million and $8.9 million related to our 2008 and 2009 programs, respectively. In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the second quarter of 2009 as follows:

Restructuring and other costs (2009 program):
(millions of dollars)	Second Quarter 2009
Severance and other employee benefits	$8.4
Contract termination costs	0.4
Other exit costs	0.1
$8.9

      Impairment of asset charges:
(millions of dollars)	Second Quarter 2009
Americas Refractories	$9.5
Europe Refractories	11.5
Asia Refractories	10.0
North America Paper PCC	6.5
$37.5

      The impairment of assets charge includes a write-down of $6.0 million for certain intangible assets related to a 2006 acquisition in Turkey.

    The Company expects annualized savings of $16 million to $20 million relating to its 2009 restructuring program of which approximately $10.0 million relates to lower compensation and related expense savings and $5.0 million relates to annualized pretax depreciation savings.   The Company realized $3.4 million ($13.1 million annualized) in compensation and related expense savings and $1.2 million ($5.0 million annualized) in depreciation savings in the second quarter of 2010.

     The Company expected annualized savings of approximately $11.0 million relating to its 2008 restructuring program and realized $2.8 million ($11.2 million annualized) and $1.5 million in the second quarter of 2010 and 2009, respectively.  This program has been completed.

Income (Loss) from Operations (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth

Income (loss) from operations	$27.5	$(41.6)	*	%
* Percentage not meaningful

     The Company recorded income from operations of $27.5 million in the second quarter of 2010 as compared with a loss of $41.6 million in the prior year.  Income from operations represented 10.8% of sales in the second quarter of 2010.

     Income from operations for the Specialty Minerals segment increased 344% to $19.3 million from $4.3 million in the prior year and was 11.5% of its net sales as compared with 2.9% in the second quarter of 2009.  Operating income for the Refractories segment was $9.6 million as compared to an operating loss of $45.3 million in the prior year and represented 10.6% of sales.

Non-Operating Income (Deductions) (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth

Non-operating income (deductions) net	$0.5	$(3.5)	*	%
* Percentage not meaningful

     In the second quarter of 2010, the Company recorded net non-operating income of $0.5 million as compared to net non-operating deductions of $3.5 million in the prior year.  Included in non-operating income for the second quarter of 2010 are gains on the sale of previously impaired assets of $0.2 million and a settlement related to a customer contract termination of $0.8 million.  Included in non-operating deductions for the prior year is a $2.3 million foreign currency translation loss recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.

Provision (Benefit) for Taxes on Income (loss) (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth
Provision (benefit) for taxes on income	$8.4	$(8.6)	*	%
* Percentage not meaningful

     Provision for taxes on income during the second quarter of 2010 was $8.4 million as compared to a benefit for taxes of $8.6 million during the second quarter of 2009. The effective tax rate for the second quarter of 2010 was 30% compared to 19% for the second quarter of 2009. In the prior year, the tax rate was affected by the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments.  The 2009 tax benefit on the restructuring and impairment of assets charge was $9.0 million or an effective tax benefit of 18.5% on such charge.

Income (Loss) from Continuing Operations, net of tax (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth
Income (loss) from continuing operations, net of tax	$19.6	$(36.5)	*	%
* Percentage not meaningful
     Income from continuing operations was $19.6 million as compared with a loss from continuing operations of $36.5 million in the prior year.

Income (Loss) from Discontinued Operations (millions of dollars)	Second Quarter 2010	Second Quarter 2009	Growth
Income (loss) from discontinued operations	$--	$(3.5)	*	%
   * Percentage not meaningful

     In the second quarter of 2009 the Company recognized a loss from discontinued operations of $3.5 million. Included in loss from operations in the second quarter of 2009 is an impairment of asset charge of $3.5 million, net of tax to reflect the lower market value of its Mt. Vernon, Indiana facility.  This facility was sold in the fourth quarter of 2009.

Non-controlling Interests (million of dollars)	Second Quarter 2010	Second Quarter 2009	Growth
Net income (loss)	$0.7	$0.9	(22)%

     The decrease in the income attributable to non-controlling interests is due to slightly lower profitability in our joint ventures.

Net Income (Loss) Attributable to MTI (million of dollars)	Second Quarter 2010	Second Quarter 2009	Growth
Net income (loss)	$19.0	$(40.9)	*	%
* Percentage not meaningful

     Net income in the second quarter of 2010 was $19.0 million as compared with a net loss of $40.9 million in the prior year.  Diluted earnings per common share were $1.01 per share in the second quarter of 2010 as compared with a loss per share of $2.18 per share in the prior year.

Six months ended July 4, 2010 as compared with six months ended June 28, 2009

(millions of dollars)	First Half 2010	% of Total Sales	Growth	First Half 2009	% of Total Sales
Net Sales

U.S	$275.1	54.0%	23%	$222.8	53.4%
International	234.1	46.0%	21%	194.1	46.6%
Net sales	$509.2	100.0%	22%	$416.9	100.0%

Paper PCC	$253.9	49.9%	11%	$228.2	54.7%
Specialty PCC	29.6	5.8%	31%	22.6	5.4%
PCC Products	$283.5	55.7%	13%	$250.8	60.1%

Talc	$21.6	4.2%	49%	$14.5	3.5%
Ground Calcium Carbonate	35.2	6.9%	16%	30.4	7.3%
Processed Minerals Products	$56.8	11.1%	27%	$44.9	10.8%

Specialty Minerals Segment	$340.3	66.8%	15%	$295.7	70.9%

Refractory Products	$130.8	25.7%	31%	$100.1	24.0%
Metallurgical Products	38.1	7.5%	81%	21.1	5.1%
Refractories Segment	$168.9	33.2%	39%	$121.2	29.1%

Net sales	$509.2	100.0%	22%	$416.9	100.0%

     Worldwide net sales in the first half of 2010 increased 22% from $416.9 million the previous year to $509.2 million.  Foreign exchange had a favorable impact on sales of approximately $12.1 million or approximately 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 15% to $340.3 million compared with $295.7 million for the same period in 2009.  Sales in the Refractories segment increased 39% from the previous year to $168.9 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 13% in the first half to $283.5 million from $250.8 million in the prior year. Foreign exchange had a favorable impact on sales of approximately 3 percentage points of growth.  Paper PCC sales increased 11% to $253.9 million in the first half of 2010 from $228.2 million in the prior year.  Approximately $ 7.0 million, or 3% of the increase, is due to the effect of foreign exchange.  Total Paper PCC volumes increased approximately 10% with volume increases in all regions.  Volume improvement of approximately $ 24.1 million was partially offset by approximately $5.4 million in price decreases.  Sales of Specialty PCC increased 31% to $29.6 million from $22.6 million in the prior year.  This increase was primarily due to volume increases.

     Net sales of Processed Minerals products increased 27% from prior year in the first half of 2010 to $56.8 million.  This increase was attributable to 14% higher volumes as well as favorable product mix as the residential and commercial construction markets and the automotive market recover from the depressed conditions experienced in the prior year.

     Net sales in the Refractories segment in the first half of 2010 increased 39% to $168.9 million from $121.2 million in the prior year. Foreign exchange had a favorable impact on sales of $4.6 million or approximately 4 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 31 percent to $130.8 million from $100.1 million.  Volumes increased approximately 33% in the first half as compared with prior year.   Sales of metallurgical products within the Refractories segment increased 81 percent to $38.1 million as compared with $21.1 million in the same period last year. This increase was attributable to a volume increase of 68%.

     Net sales in the United States increased 23% to $275.1 million in the first half of 2010.  International sales in the first half of 2010 increased 21% to $234.1million, primarily due to higher worldwide volumes and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	First Half 2010	First Half 2009	Growth

Cost of goods sold	$402.8	$351.2	15%
Marketing and administrative	$44.9	$43.1	4%
Research and development	$10.0	$9.3	9%
Impairment of Assets ....…………………..	$--	$37.5	* %
Restructuring and other costs	$0.9	$10.1	* %
   * Percentage not meaningful

      Cost of goods sold was 79.1% of sales as compared with 84.3% of sales in the prior year.  Production margin increased $40.8 million, or 62% on a 22% increase on sales as volumes increased in all product lines under improved economic conditions and the businesses experienced the favorable impact of increased productivity levels and incremental benefits derived from our restructuring programs.  In the Specialty Minerals segment, production margin increased 35% as compared with a 15% increased in sales.  Production margin for this segment was positively affected by increased volumes of $17.8 million in both the Processed Minerals and PCC product lines, benefits derived from our announced restructuring programs of $1.3 million, and favorable impacts of foreign exchange of $1.2 million.   This was partially offset by price concessions of approximately $4.6 million.  In the Refractories segment, production margin increased 148% on a 39% increase in sales.  This segment’s improved profitability was primarily the result of volume increases of $21.8 million and restructuring savings of $5.8 million.  This was partially offset by higher raw material costs of $1.3 million

     Marketing and administrative costs increased 4% in the first half of 2010 to $44.9 million and represented 8.8% of net sales as compared with 10.3% of net sales in the prior year.

     Research and development expenses increased 9% to $10.0 million and represented 2.0% of net sales as compared with 2.2% of net sales in the prior year.

     Restructuring and other costs during the first half of 2010 were $0.9 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, VA and Plymouth, NC satellite facilities and additional net provisions for severance and other employee benefits.  Restructuring costs in the first half of prior year were $10.1 million. Charges of $0.1 million and $1.1 million related to additional provisions for our 2007 and 2008 restructuring programs.  In addition, a charge of $8.9 million related to our 2009 program.

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the first half of 2010 and 2009 as follows:

Restructuring and other costs (2009 program): (millions of dollars)	First Half 2010	First Half 2009
Severance and other employee benefits	$0.6	$8.4
Contract termination costs	(0.5)	0.4
Other exit costs	--	0.1
	$0.1	$8.9

Impairment of asset charges: (millions of dollars)	First Half 2009
North America Refractories	$9.5
Europe Refractories	11.5
Asia Refractories	10.0
North America Paper PCC	6.5
$37.5

     The impairment of assets charge includes a write-down of $6.0 million for certain intangible assets related to a 2006 acquisition in Turkey.

    The Company expected annualized savings of $16 million to $20 million relating to its 2009 restructuring program of which approximately $10.0 million relates to lower compensation and related expense savings and $5.0 million relates to annualized pretax depreciation savings.   The Company realized $6.2 million ($13.1 million annualized) in compensation and related expense savings and $2.4 million ($5.0 million annualized) in depreciation savings in the first half of 2010.

     The Company expected annualized savings of approximately $11.0 million relating to its 2008 restructuring program and realized $5.5 million ($11.2 million annualized) and $3.5 million in the first half of 2010 and 2009, respectively.  This program has been completed.

Income (Loss) from Operations (millions of dollars)	First Half 2010	First Half 2009	Growth

Income (loss) from operations	$50.6	$(34.3)	*	%
* Percentage not meaningful

     Income from operations in the first half of 2010 was $50.6 million as compared with a loss from operations of $34.3 million in the prior year.  Income from operations represented 9.9% of net sales in the first half of 2010.

     Income from operations for the Specialty Minerals segment increased 167% to $37.7 million from $14.1 million in the prior year.  Income from operations for the Refractories segment was $15.1 million compared with a loss from operations of $47.5 million.

Non-Operating Income (Deductions) (millions of dollars)	First Half 2010	First Half 2009	Growth

Non-operating income (deductions), net	$0.5	$(3.8)	*	%
* Percentage not meaningful

     Non-operating income was $0.5 million in the first half of 2010 as compared with, net non-operating deductions of $3.8 million in the prior year. Included in the non-operating income for the first half of 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.  Included in non-operating deductions for the first half of 2009 are foreign currency translation losses recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.

Provision (Benefit) for Taxes on Income (millions of dollars)	First Half 2010	First Half 2009	Growth

Provision (benefit) for taxes on income	$15.3	$(6.7)	*	%
* Percentage not meaningful

     Provision for taxes on income during the first half of 2010 was $15.3 million as compared to a benefit for taxes of $6.7 million during the first half of 2009. The effective tax rate for the first six months of 2010 was 30% compared to 17.6% for the first six months of 2009. Reflected in the rate for the prior year was an increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairment charges.  The 2009 tax benefit on the restructuring and impairment of assets charge was $9.0 million or an effective tax benefit of 18.5% on such charge.

Income (Loss) from Continuing Operations (millions of dollars)	First Half 2010	First Half 2009	Growth
Income (loss) from continuing operations	$35.7	$(31.4)	*	%
* Percentage not meaningful

     Income from continuing operations was $35.7 million as compared with a loss from continuing operations of $31.4 million in the prior year.

Loss from Discontinued Operations (millions of dollars)	First Half 2010	First Half 2009	Growth
Income (loss) from discontinued operations	$--	$(3.6)	*	%
   * Percentage not meaningful

     In the first half of 2009 the Company recognized a loss from discontinued operations of $3.6 million. Included in loss from discontinued operations for the first half of 2009 was an impairment of asset charge of $3.5 million, net of tax.  The Company recorded an impairment of assets charge to reflect the lower market value of its Mt. Vernon, Indiana facility.  This facility was sold in the fourth quarter of 2009.

Non-controlling Interests (million of dollars)	First Half 2010	First Half 2009	Growth
Net income (loss)	$1.4	$1.7	(18)%

     The decrease in the income attributable to non-controlling interests was due to slightly lower profitability in our joint ventures.

Net Income (Loss) Attributable to MTI (millions of dollars)	First Half 2010	First Half 2009	Growth
Net income (loss)	$34.3	$(36.8)	*	%
* Percentage not meaningful

     Net income in the first half of 2010 was $34.3 million as compared with a net loss of $36.8 million in the prior year. Diluted earnings per common share were $1.83 for the first six months of 2010 as compared with a loss per share of $1.96 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first six months of 2010 provided from operations were applied principally to fund capital expenditures, repay short term debt, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to $75.5 million in the first six months of 2010 as compared with $62.8 million for the same period last year.  The increase in cash provided from operations was primarily due to increased income levels partially offset by a change in working capital when compared with the prior year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital decreased approximately 1% from December 2009. Total days of working capital decreased to 54 days in the second quarter of 2010 from 59 days in the fourth quarter of 2009. This decrease was primarily attributable to reductions in raw materials inventories and increases in trade payables, partially offset by an increase in our trade receivables. The increase in receivables was primarily due to higher sales in the second quarter of 2010 than in the fourth quarter of the prior year.

    On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of July 4, 2010, 204,620 shares have been purchased under this program at an average price of approximately $53.03 per share.

     On July 21, 2010, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     The following table summarizes our contractual obligations as of July 4, 2010:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$97.2	$4.6	$8.0	$84.6	$--
Operating lease obligations	22.1	4.6	5.1	4.7	7.7
Total contractual obligations	$119.3	$9.2	$13.1	$89.3	$7.7

     The Company had $180 million in uncommitted short-term bank credit lines, of which $3.3 million were in use at July 4, 2010.  Our credit lines are primarily in the US, with approximately $10 million or 6% outside the US.  The credit lines are generally one year in term at competitive market rates at large well established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2010 should be between $50 million and $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2010 - $4.6 million; 2011 - $0.0 million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

Recently Issued Accounting Standards

     In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 roll forward on a gross basis is effective for fiscal years beginning after December 15, 2010.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $4.5 million of foreign currencies as of July 4, 2010. The contracts mature between July 2010 and January of 2011.  The fair value of these instruments at July 4, 2010 was an asset of less than $0.1 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at July 4, 2010 was an asset of $4.5 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 4, 2010.

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations.  As of July 4, 2010, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended July 4, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 28 pending asbestos cases.  To date, 1,160 silica cases and 4 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the implementation of a groundwater containment system following DEP review and approval of certain items required to be submitted by the Company in two parts by July 1, 2010 and by October 1,2010. The estimated capital cost of the groundwater containment system to allow continued operation of the wastewater treatment ponds through 2024 is $3 million. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of July 4, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2009 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 15 – May 2	--	$--	--	$75,000,000

May 3 - May 30	135,320	$53.86	135,320	$67,711,973

May 31 – July 4	69,300	$51.41	204,620	$64,149,242

Total	204,620	$53.03

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of July 4, 2010, 204,620 shares have been purchased under this program at an average price of approximately $53.03 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 5.  Other Information

     Not applicable.

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/John A. Sorel
John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

July 30, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this report.

15	Letter Regarding Unaudited Financial Information
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
99	Statement of Cautionary Factors That May Affect Future Results
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase