Form 10-Q
period 2010-10-03
MINERALS TECHNOLOGIES INC
filed 2010-10-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at October 18, 2010 18,513,484

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended		Nine Months Ended
	(in thousands, except per share data)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

	Net sales	$249,812	$234,256	$759,039	$651,113
	Cost of goods sold	197,634	190,266	600,448	541,473
	Production margin	52,178	43,990	158,591	109,640

	Marketing and administrative expenses	22,587	24,583	67,519	67,720
	Research and development expenses	4,635	5,147	14,687	14,372
	Impairment of assets	--	--	--	37,516
	Restructuring and other costs	--	1,443	865	11,545

	Income (loss) from operations	24,956	12,817	75,520	(21,513)

	Non-operating income (deductions), net	(177)	(709)	309	(4,499)
	Income (loss) from continuing operations before provision for taxes	24,779	12,108	75,829	(26,012)
	Provision (benefit) for taxes on income (loss)	7,310	2,574	22,625	(4,106)

	Income (loss) from continuing operations, net of tax	17,469	9,534	53,204	(21,906)
	Income (loss) from discontinued operations, net of tax	--	279	--	(3,333)
	Consolidated net income (loss)	17,469	9,813	53,204	(25,239)

Less:	Net income attributable to non-controlling interests	767	913	2,174	2,611
	Net income (loss) attribute to Minerals Technologies Inc. (MTI)	16,702	8,900	51,030	(27,850)
	Earnings (Loss) per share:

	Basic:
	Earnings (loss) from continuing operations attributable to MTI	$0.90	$0.46	$2.73	$(1.31)
	Loss from discontinued operations attributable to MTI	0.00	0.01	0.00	(0.18)
	Basic earnings (loss) per share attributable to MTI	$0.90	$0.47	$2.73	$(1.49)

	Diluted:
	Earnings (loss) from continuing operations attributable to MTI	$0.90	$0.46	$2.72	$(1.31)
	Loss from discontinued operations attributable to MTI	0.00	0.01	0.00	(0.18)
	Diluted earnings (loss) per share attributable to MTI	$0.90	$0.47	$2.72	(1.49)

	Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

	Shares used in computation of earnings per share:

	Basic	18,536	18,730	18,669	18,720
	Diluted	18,600	18,786	18,729	18,720

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	October 3, 2010*	December 31, 2009**

Current assets:
Cash and cash equivalents	$361,893	$310,946
Short-term investments, at cost which approximates market	13,737	8,940
Accounts receivable, net	187,409	173,665
Inventories	90,639	82,483
Prepaid expenses and other current assets	27,239	24,679
Total current assets	680,917	600,713

Property, plant and equipment, less accumulated depreciation and depletion – October 3, 2010 - $900,813; December 31, 2009 - $864,332	338,311	359,378
Goodwill	68,333	68,101
Other assets and deferred charges	36,650	43,946
Total assets	$1,124,211	$1,072,138

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,364	$6,892
Current maturities of long-term debt	--	4,600
Accounts payable	91,799	74,513
Restructuring liabilities	3,758	8,282
Other current liabilities	59,216	58,627
Total current liabilities	159,137	152,914

Long-term debt	92,621	92,621
Other non-current liabilities	85,663	78,860
Total liabilities	337,421	324,395

Shareholders' equity:
Common stock	2,895	2,888
Additional paid-in capital	320,947	318,256
Retained earnings	884,293	836,062
Accumulated other comprehensive income (loss)	3,696	3,193
Less common stock held in treasury	(451,782)	(436,238)

Total MTI shareholders' equity	760,049	724,161
Non-controlling interest	26,741	23,582
Total shareholders' equity	786,790	747,743

Total liabilities and shareholders' equity	$1,124,211	$1,072,138

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(thousands of dollars)	Oct. 3, 2010	Sept. 27, 2009
Operating Activities:

Consolidated net income (loss)	$53,204	$(25,239)
Loss from discontinued operations	--	(3,333)
Income (loss) from continuing operations	53,204	(21,906)

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	49,479	54,864
Impairment of assets	--	37,516
Payments relating to restructuring activities	(4,439)	(7,290)
Pension settlement	--	498
Tax benefits related to stock incentive programs	56	--
Other non-cash items	4,649	(4,583)
Net changes in operating assets and liabilities	5,115	54,628
Net cash provided by continuing operations	108,064	113,727
Net cash provided by (used in) discontinued operations	--	2,811
Net cash provided by operating activities	108,064	116,538

Investing Activities:

Purchases of property, plant and equipment	(24,069)	(17,200)
Proceeds from sale of short-term investments	3,258	--
Purchases of short-term investments	(6,681)	(6,656)
Other	--	585
Net cash used in investing activities	(27,492)	(23,271)

Financing Activities:

Repayment of long-term debt	(4,600)	--
Net repayment of short-term debt	(1,261)	(5,183)
Purchase of common shares for treasury	(15,543)	--
Proceeds from issuance of stock under option plan	504	--
Excess tax benefits related to stock incentive programs	21	--
Cash dividends paid	(2,799)	(2,808)
Net cash used in financing activities	(23,678)	(7,991)

Effect of exchange rate changes on cash and
cash equivalents	(5,947)	10,662

Net increase in cash and cash equivalents	50,947	95,938
Cash and cash equivalents at beginning of period	310,946	181,876
Cash and cash equivalents at end of period	$361,893	$277,814

Supplemental disclosure of cash flow information:
Interest paid	$1,670	$2,370

Income taxes paid	$20,427	$9,822

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Basic EPS (in millions, except per share data)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Income (loss) from continuing operations
attributable to MTI	$16.7	$8.6	$51.0	$(24.6)
Loss from discontinued operations
attributable to MTI	--	0.3	--	(3.3)
Net income (loss) attributable to MTI	$16.7	$8.9	$51.0	$(27.9)

Weighted average shares outstanding	18.5	18.7	18.7	18.7

Basic earnings (loss) per share from continuing operations
attributable to MTI	$0.90	$0.46	$2.73	$(1.31)
Basic loss per share from discontinued operations
attributable to MTI	--	0.01	--	(0.18)
Basic earnings (loss) per share attributable to MTI	$0.90	$0.47	$2.73	$(1.49)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
Diluted EPS (in millions, except per share data)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Income (loss) from continuing operations
attributable to MTI	$16.7	$8.6	$51.0	$(24.6)
Loss from discontinued operations
attributable to MTI	--	0.3	--	(3.3)
Net income (loss) attributable to MTI	$16.7	$8.9	$51.0	$(27.9)

Weighted average shares outstanding	18.5	18.7	18.7	18.7
Dilutive effect of stock options and stock units	0.1	0.1	--	--
Weighted average shares outstanding, adjusted	18.6	18.8	18.7	18.7

Diluted earnings (loss) per share from continuing operations
attributable to MTI	$0.90	$0.46	$2.72	$(1.31)
Diluted loss per share from discontinued operations
attributable to MTI	--	0.01	--	(0.18)
Diluted earnings (loss) per share attributable to MTI	$0.90	$0.47	$2.72	$(1.49)

     Options to purchase 386,775 shares and 710,597 shares of common stock for the three month and nine month periods ended October 3, 2010 and September 27, 2009, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.  The weighted average diluted common shares outstanding for the nine-month period ended September 27, 2009 excludes stock options and restricted stock, as inclusion of these would be anti-dilutive. During the nine-month period ended September 27, 2009, approximately 32,000 common equivalent shares were not included in the computation of diluted earnings per share.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Net sales	$--	$5.8	$--	$13.6

Production margin	--	0.7	--	1.0

Expenses	--	(0.2)	--	(0.6)

Impairment of assets	--	--	--	(5.6)

Income (loss) from operations	$--	$0.5	$--	$(5.2)

Provision (benefit) for taxes on income	$--	$0.2	$--	$(1.9)

Income (loss) from discontinued operations, net of tax	$--	$0.3	$--	$(3.3)

Note 5.   Income Taxes

     As of October 3, 2010, the Company had approximately $10.3 million of total unrecognized income tax benefits. Included in this amount were a total of $6.5 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued approximately $0.3 million and $0.6 million during the third quarter and first nine months of 2010, respectively, and has an accrued balance of $1.8 million of interest and penalties as of October 3, 2010.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few immaterial exceptions, is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2003.

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	October 3, 2010	December 31, 2009
Raw materials	$38.5	$32.8
Work-in-process	6.9	6.1
Finished goods	25.5	24.4
Packaging and supplies	19.7	19.2
Total inventories	$90.6	$82.5

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $68.3 million and $68.1 million as of October 3, 2010 and December 31, 2009, respectively.  The net change in goodwill since December 31, 2009 was attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired intangible assets subject to amortization as of October 3, 2010 and December 31, 2009 were as follows:

	October 3, 2010		December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.4	$6.2	$3.1
Customer lists	2.7	1.2	2.7	1.1
	$8.9	$4.6	$8.9	$4.2

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2014.

     Also included in other assets and deferred charges is an intangible asset of approximately $1.2 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  The current portion of $1.0 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.2 million was amortized in the third quarter of 2010.  Estimated amortization as a reduction of sales is as follows: remainder of 2010 - $0.2 million; 2011 - $0.7 million; 2012 - $0.5 million; 2013 - $0.4 million; 2014 - $0.4 million; with smaller reductions thereafter over the remaining lives of the contracts.

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

      A reconciliation of the restructuring liability for this program, as of October 3, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of October 3, 2010
Severance and other employee benefits	$0.1	$--	$(0.1)	$--
Contract termination costs	1.6	--	(0.3)	1.3
	$1.7	$--	$(0.4)	$1.3

      Approximately $0.4 million in termination costs were paid in the first nine months of 2010.  The remaining restructuring liability of $1.3 million will be funded from operating cash flows and the program is expected to be completed in 2010.

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

     A reconciliation of the restructuring liability for this program, as of October 3, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of October 3, 2010
Severance and other employee benefits	$0.1	$--	(0.1)	$--
Other exit costs	--	--	--	--
	$0.1	$--	(0.1)	$--

  Approximately $0.1 million in termination costs were paid in the first nine months of 2010. This program has been completed.

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

     A reconciliation of the restructuring liability for this program, as of October 3, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of October 3, 2010
Severance and other employee benefits	$5.0	$0.6	$(3.1)	$(0.1)	$2.3
Contract termination costs	0.4	(0.4)	--	--	--
Other exit costs	0.1	(0.1)	--	--	--
	$5.5	$0.1	$(3.1)	$(0.1)	$2.3

     Approximately $1.3 and $3.1 in severance payments were paid in the third quarter and first nine months of 2010, respectively. The remaining liability of $2.3 million will be funded from operating cash flows and the program is expected to be completed in 2010.

Other Restructuring

     In the fourth quarter of 2009, the Company recorded restructuring charges for the announced closure of the paper mill at its Franklin, Va. satellite facility.

    A reconciliation of the restructuring liability for this closure, as of October 3, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of October 3, 2010
Severance and other employee benefits	$0.1	$--	$--	$--	$0.1
Contract termination costs	0.9	--	--	(0.9)	--
Other exit costs	0.0	0.8	(0.8)	--	--
	$1.0	$0.8	$(0.8)	$(0.9)	$0.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The remaining liability of $0.1 million will be funded from cash flows from operations, and the program is expected to be completed in 2010.

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

     As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.  The following table reflects the major components of the impairment of assets charge along with the remaining carrying value of the impaired assets at the time of the impairment:

Impairment of assets:
(millions of dollars)	Third Quarter 2009	Remaining Carrying Value of Impaired Assets
Americas Refractories	$9.5	$0.3
European Refractories	11.5	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	6.5	--
Total impairment	$37.5	$12.7

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

     The Company expected to realize, beginning in the third quarter of 2009, annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company realized depreciation savings of $3.6 million in the first nine months of 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	October 3, 2010	December 31, 2009

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	--	4.6
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Total	92.6	97.2
Less: Current maturities	--	4.6
Long-term debt	$92.6	$92.6

     In September 2010, the Company repaid $4.6 million for its Economic Development Authority Refunding Revenue Bonds.  These bonds were issued in 1999 to refinance the bonds issued in connection with the construction of the company’s PCC plant in Eastover, South Carolina.

     As of October 3, 2010, the Company had $184 million of uncommitted short-term bank credit lines, of which approximately $4.4 million were in use.

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

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27 2009	Oct. 3, 2010	Sept. 27, 2009
Service cost	$1.9	$1.9	$6.0	$5.3
Interest cost	3.1	3.1	9.1	8.5
Expected return on plan assets	(3.4)	(3.2)	(9.8)	(9.5)
Settlement costs	--	0.5	--	0.5
Amortization:
Prior service cost	0.4	0.3	1.1	1.1
Recognized net actuarial loss	2.3	2.2	6.2	5.9
Net periodic benefit cost	$4.3	$4.8	$12.6	$11.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Other Benefits
	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27 2009	Oct. 3, 2010	Sept. 27 2009
Service cost	$0.2	$0.2	$0.4	$0.9
Interest cost	0.2	0.3	0.7	1.2
Amortization:
Prior service cost	(0.8)	0.1	(2.3)	0.1
Recognized net actuarial loss	0.1	(0.9)	0.4	(0.8)
Net periodic benefit cost	$(0.3)	$(0.3)	$(0.8)	$1.4

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $5.0 million to its pension plan and $1.5 million to its other post retirement benefit plans in 2010. As of October 3, 2010, $4.3 million has been contributed to the pension fund and approximately $0.5 million has been contributed to the other post retirement benefit plans.

Note 12.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Consolidated net income (loss)	$17.5	$9.9	$53.2	$(25.2)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	30.9	20.1	(2.9)	27.7
Pension and postretirement plan adjustments	1.3	1.4	3.4	22.7
Cash flow hedges:
Net derivative gains (losses) arising during the period	(3.6)	(0.9)	1.4	(2.0)
Comprehensive income	46.1	30.5	55.1	23.2
Comprehensive income attributable
to non-controlling interest	(2.2)	(1.9)	(3.6)	(4.3)
Comprehensive income attributable to MTI	$43.9	$28.6	51.5	18.9

     The components of accumulated other comprehensive gain, net of related tax, are as follows:

(millions of dollars)	Oct. 3, 2010	December 31, 2009
Foreign currency translation adjustments	$51.4	$55.7
Unrecognized pension costs	(48.8)	(52.2)
Net gain (loss) on cash flow hedges	1.1	(0.3)
Accumulated other comprehensive gain (loss)	$3.7	$3.2

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

     The following is a reconciliation of asset retirement obligations as of October 3, 2010:

(millions of dollars)
Asset retirement liability, December 31, 2009	$14.0
Accretion expense	0.6
Additional obligations	0.1
Payments and foreign currency translation	(0.1)
Asset retirement liability, October 3, 2010	$14.6

     Approximately $0.4 million is included in other current liabilities and $14.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of October 3, 2010.

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

          The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (DEP) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of October 3, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 15.  Non-Operating Income and Deductions

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept 27, 2009	Oct. 3, 2010	Sept 27, 2009
Interest income	$0.7	$0.6	$1.8	$2.2
Interest expense	(0.9)	(0.9)	(2.4)	(2.7)
Foreign exchange gains (losses)	0.1	(0.1)	0.5	(1.3)
Foreign currency translation loss upon liquidation	--	--	--	(2.3)
Gain on sale of previously impaired assets	--	--	0.2	--
Settlement for customer contract terminations	--	--	0.8	--
Other deductions	(0.1)	(0.3)	(0.6)	(0.4)
Non-operating income (deductions), net	$(0.2)	$(0.7)	$0.3	$(4.5)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(thousands of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2009	$2,888	318,256	836,062	3,193	(436,238)	23,582	747,743

Comprehensive Income:
Net income	--	--	51,030	--	--	2,174	53,204
Currency translation adjustment	--	--	--	(4,334)	--	1,433	(2,901)
Unamortized pension gains and				3,379			3,379
prior service costs	--	--	--		--	--

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	1,413	--	--	1,413
Reclassification adjustment	--	--	--	45	--	--	45
Total comprehensive income (loss)	--	--	51,030	503	--	3,607	55,140
Dividends declared	--	--	(2,799)	--	--	--	(2,799)
Dividends to non-controlling interest	--	--	--	--	--	(448)	(448)
Employee benefit transactions	7	497	--	--	--		504
Income tax benefit arising from employee
stock option plans	--	76	--	--	--	--	76
Amortization of restricted stock	--	646	--	--	--	--	646
Stock option expenses	--	1,472	--	--	--	--	1,472
Purchase of common stock	--	--	--	--	(15,544)	--	(15,544)
Balance as of October 3, 2010	$2,895	320,947	884,293	3,696	(451,782)	26,741	786,790

     The income attributable to non-controlling interests for the nine-month periods ended October 3, 2010 and September 27, 2009 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended October 3, 2010 as compared with December 31, 2009.

Note 17.  Segment and Related Information

     Segment information for the three and nine-month periods ended October 3, 2010 and September 27, 2009 were as follows:

(millions of dollars)	Net Sales

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Specialty Minerals	$166.1	$162.5	$506.4	$458.1
Refractories	83.7	71.8	252.6	193.0
Total	$249.8	$234.3	$759.0	$651.1

(millions of dollars)	Income (Loss) from Operations

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Specialty Minerals	$19.7	$14.2	$57.4	$28.3
Refractories	6.3	(0.9)	21.4	(48.5)
Total	$26.0	$13.3	$78.8	$(20.2)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Included in the income from operations for the Specialty Minerals segment for the nine month period ended October 3, 2010 were restructuring costs of $0.5 million.  Included in the income from operations for the Refractories segment for the nine month period ended October 3, 2010 were restructuring costs of $0.4 million.

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

     Included in income from operations for the Refractories segment for the three-month period ended September 27, 2009 were restructuring costs of $(0.1) million as related to the 2007 restructuring program, $(0.2) million as related to the 2008 program and $0.1 million as related to the 2009 program. Included in income from operations for the Refractories segment for the nine-month periods ended September 27, 2009 were restructuring costs of $(0.1) million as related to the 2007 restructuring program, $0.3 million as related to the 2008 program, and $ 7.0 million as related to the 2009 program. Additionally, included in income from operations for the Refractories segment was an impairment of asset charge of $31.0 million for the nine-month periods ended September 27, 2009.

         The carrying amount of goodwill by reportable segment as of October 3, 2010 and December 31, 2009 was as follows:

(millions of dollars)	Goodwill

	Three Months Ended
	October 3, 2010	December 31, 2009
Specialty Minerals	$14.0	$14.1
Refractories	54.3	54.0
Total	$68.3	$68.1

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income (loss) from continuing operations before provision for taxes:
	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Income (loss) from operations for reportable segments	$26.0	$13.3	$78.8	$(20.2)
Unallocated corporate expenses	(1.0)	(0.5)	(3.3)	(1.3)
Consolidated income (loss) from operations	25.0	12.8	75.5	(21.5)
Non-operating income (deductions) from operations	(0.2)	(0.7)	0.3	(4.5)
Income (loss) from continuing operations,
before provision for taxes on income	$24.8	$12.1	$75.8	$(26.0)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Paper PCC	$121.7	$124.1	$375.6	$352.3
Specialty PCC	15.1	13.4	44.7	36.1
Talc	12.5	8.6	34.1	23.0
Ground Calcium Carbonate	16.8	16.4	52.0	46.7
Refractory Products	65.4	56.8	196.2	156.9
Metallurgical Products	18.3	15.0	56.4	36.1
Net sales	$249.8	$234.3	$759.0	$651.1

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of October 3, 2010 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 3, 2010 and September 27, 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 3, 2010 and September 27, 2009.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
October 29, 2010

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.1	81.2	79.1	83.2

Production margin	20.9	18.8	20.9	16.8
Marketing and administrative expenses	9.0	10.5	8.9	10.4
Research and development expenses	1.9	2.2	1.9	2.2
Impairment of assets	--	--	--	5.8
Restructuring and other costs	--	0.6	0.1	1.8

Income from operations	10.0	5.5	9.9	(3.3)
Net income	6.7%	3.8%	6.7%	(4.3)%

Executive Summary

    Consolidated sales for third quarter of 2010 increased 7% to $249.8 million from $234.3 million in the prior year. Income from operations was $25.0 million as compared with $12.8 million in the prior year. Net income was $16.7 million as compared with $8.9 million in the prior year.

     As compared with prior year, the Company’s operations benefitted from the improvement in all of the end markets it serves, particularly in steel, construction and automotive. Weakness in these markets was due to the worldwide economic recession, particularly in the first half of 2009, resulting in significant drops in demand for our products. In the current year, improvement in the underlying markets and the resulting increase in volumes, coupled with the benefits derived from our announced restructuring programs and productivity improvements have led to improved operating performance in all product lines.

The Company continues to have a very strong balance sheet. Cash, cash equivalents and short-term investments were more than $376 million.  Our cash flows from operations were approximately $108 million for the first nine months of 2010, we have available credit lines of approximately $180 million, our debt to equity ratio was 11%, and our current ratio was 4.3.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Our global business could be adversely affected by decreases in economic activity.

•
Some of our customers may experience shutdowns due to further consolidations, or, may face liquidity issues, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•
Consolidations and rationalizations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.

•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us.
•	We are subject to volatility in pricing and supply availability of our key raw materials used in our Paper PCC product line and Refractory product line.
•	We continue to rely on China for a significant portion of our supply of magnesium oxide in the Refractories segment, which may be subject to uncertainty in availability and cost.
•	Fluctuations in energy costs have an impact on all of our businesses.
•	Changes in the fair market value of our pension assets, rates of return on assets, and discount rates could have a significant impact on our net periodic pension costs as well as our funding status.
•	As we expand our operations abroad we face the inherent risks of doing business in many foreign countries, including foreign exchange risk, import and export restrictions, and security concerns.
•
The Company’s operations, particularly in the mining and environmental areas (discharges, emissions and greenhouse gases), are subject to regulation by federal, state and foreign authorities and may be subject to, and presumably will be required to comply with, additional laws, regulations and guidelines which may be adopted in the future.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•	Development of the filler-fiber composite program to increase the fill rate in freesheet paper continues to progress with commercial discussions and full-scale paper machine trials.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

     Three months ended October 3, 2010 as compared with three months ended September 27, 2009.

Sales
(millions of dollars)	Third Quarter 2010	% of Total Sales	Growth	Third Quarter 2009	% of Total Sales
Net Sales

U.S	$135.1	54.1%	7%	$126.3	53.9%
International	114.7	45.9%	6%	108.0	46.1%
Net sales	$249.8	100.0%	7%	$234.3	100.0%

Paper PCC	$121.7	48.8%	(2)%	$124.1	53.0%
Specialty PCC	15.1	6.0%	13%	13.4	5.7%
PCC Products	$136.8	54.8%	(1)%	$137.5	58.7%

Talc	$12.5	5.0%	45%	$8.6	3.7%
Ground Calcium Carbonate	16.8	6.7%	2%	16.4	7.0%
Processed Minerals Products	$29.3	11.7%	17%	$25.0	10.7%

Specialty Minerals Segment	$166.1	66.5%	2%	$162.5	69.4%

Refractory Products	$65.4	26.2%	15%	$56.8	24.2%
Metallurgical Products	18.3	7.3%	22%	15.0	6.4%
Refractories Segment	$83.7	33.5%	17%	$71.8	30.6%

Net sales	$249.8	100.0%	7%	$234.3	100.0%

      Worldwide net sales in the third quarter of 2010 increased 7% from the previous year to $249.8 million from $234.3 million.  Foreign exchange had an unfavorable impact on sales of approximately $3.7 million or 2 percentage points of decline. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $166.1 million as compared with $162.5 million for the same period in 2009.  Sales in the Refractories segment increased 17% to $83.7 million as compared with $71.8 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 1% in the third quarter to $136.8 million from $137.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $2.3 million or approximately 2 percentage point of decline. Paper PCC sales decreased 2% to $121.7 million in the third quarter of 2010 from $124.1 million in the prior year.  Paper PCC volumes grew 1%. Sales of Specialty PCC increased 13% to $15.1 million from $13.4 million in the prior year.  This increase was primarily due to higher volumes.

     Net sales of Processed Minerals products increased 17% in the third quarter to $29.3 million from $25.0 million in the third quarter of 2009.  This increase was primarily attributable to strong sales within our talc product line and the stabilization of the residential and commercial construction markets and the automotive market as compared to depressed conditions in the prior year.  Volumes declined 2% from prior year levels.

     Net sales in the Refractories segment in the third quarter of 2010 increased 17% to $83.7 million from $71.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $1.4 million or approximately 2 percentage points.  Sales of refractory products and systems to steel and other industrial applications increased 15% to $65.4 million from $56.8 million. Sales of metallurgical products within the Refractories segment increased 22 percent to $18.3 million as compared with $15.0 million in the same period last year. The increases in all product lines within this segment are driven by higher worldwide volumes as this segment had been severely affected by the downturn in the steel industry in the prior year.

     Net sales in the United States increased 7% to $135.1 million in the third quarter of 2010.  International sales in the third quarter of 2010 increased 6% to $114.7 million, primarily due to higher worldwide volumes.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth

Cost of goods sold	$197.6	$190.3	4%
Marketing and administrative	$22.6	$24.6	(8)%
Research and development	$4.6	$5.1	(10)%
Restructuring and other costs	$--	$1.4	* %
* Percentage not meaningful

     Cost of goods sold was 79.1% of sales as compared with 81.2% of sales in the prior year.  Production margin increased $8.2 million, or 19% as compared with a 7% increase in sales.  Volumes increased in all product lines as economic conditions improved from prior year levels. The businesses also increased their productivity levels and derived continued benefits from our restructuring programs. In the Specialty Minerals segment, production margin increased 4%, or $1.2 million, as compared with a 2% increase in sales.  Volume had a favorable impact on production margin of $3.1 million as compared to prior year in both the PCC and Processed Minerals product lines.  This segment also reflected cost savings of $0.8 million, incremental benefits derived from our announced restructuring programs of $0.6 million and lower raw material costs of $0.6 million.  This was partially offset by price concessions of $3.1 million.  In the Refractories segment, production margin increased over 63%, or $7.0 million as compared with a 17% increase in sales.  Production margin was favorably affected by increased volumes of $4.8 million, restructuring savings of $2.1 million, and lower raw materials costs of $1.0 million.

     Marketing and administrative costs decreased 8% in the third quarter to $22.6 million as compared with $24.6 million in the prior year and represented 9.0% of net sales as compared with 10.5% of net sales in the prior year.  This decline was due to the benefits derived from our restructuring program and as well as other cost savings initiatives.

     Research and development expenses decreased 10% to $4.6 million from $5.1 million in the third quarter of 2009, primarily due to the difference in the timing of new product trials as compared with prior year.  However, our year to date spending is 2% above prior year levels.

     The Company expected annualized savings of $16 million to $20 million relating to its 2009 restructuring program of which approximately $10.0 million relates to lower compensation and related expense savings and $5.0 million relates to annualized pretax depreciation savings.   The Company realized $3.3 million ($13.8 million annualized) in compensation and related expense savings and $1.2 million ($5.0 million annualized) in depreciation savings in the third quarter of 2010.

     The Company expected annualized savings of approximately $11.0 million relating to its 2008 restructuring program and realized $2.8 million ($11.2 million annualized) and $2.7 million in the third quarter of 2010 and 2009, respectively.  This program has been completed.

Income from Operations (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth

Income from operations	$25.0	$12.8	95%

     The Company recorded income from operations of $25.0 million in the third quarter of 2010 as compared to $12.8 million in the prior year.  Income from operations represented 10.0% of sales in the third quarter of 2010 as compared with 5.5% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 39% to $19.7 million from $14.2 million in the prior year and was 11.9% of its net sales as compared with 8.7% in the third quarter of 2009.  Operating income for the Refractories segment was $6.3 million as compared to an operating loss of $0.9 million in the prior year and represented 7.5% of sales.

Non-Operating Deductions (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth

Non-operating deductions	$(0.2)	$(0.7)	(71)%

     In the third quarter of 2010, the Company recorded net non-operating deductions of $0.2 million as compared to net non-operating deductions of $0.7 million in the prior year.

Provision for Taxes on Income (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth
Provision for taxes on income	$7.3	$2.6	181%

     Provision for taxes on income during the third quarter of 2010 was $7.3 million as compared to $2.6 million during the third quarter of 2009. The effective tax rate for the third quarter of 2010 was 29.5% compared to 21.3% for the third quarter of 2009. In the prior year, the tax rate was affected by the increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairments.

Income from Continuing Operations, net of tax (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth
Income from continuing operations, net of tax	$17.5	$9.5	84%

     Income from continuing operations was $17.5 million as compared to $9.5 million in the prior year.

Income from Discontinued Operations (millions of dollars)	Third Quarter 2010	Third Quarter 2009	Growth
Income from discontinued operations	$--	$0.3	*	%
   * Percentage not meaningful

     In the third quarter of 2009 the Company recognized income from discontinued operations of $0.3 million. This facility was sold in the fourth quarter of 2009.

Non-controlling Interests (million of dollars)	Third Quarter 2010	Third Quarter 2009	Growth
Net income	$0.8	$0.9	(11)%

     The decrease in the income attributable to non-controlling interests is due to slightly lower profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Third Quarter 2010	Third Quarter 2009	Growth
Net income	$16.7	$8.9	88%

     Net income in the third quarter of 2010 was $16.7 million as compared with $8.9 million in the prior year.  Diluted earnings per common share were $0.90 per share in the third quarter of 2010 as compared with $0.47 per share in the prior year.

Nine months ended October 3, 2010 as compared with nine months ended September 27, 2009

(millions of dollars)	Nine Months 2010	% of Total Sales	Growth	Nine Months 2009	% of Total Sales
Net Sales

U.S	$410.2	54.1%	18%	$349.1	53.6%
International	348.8	45.9%	15%	302.0	46.4%
Net sales	$759.0	100.0%	17%	$651.1	100.0%

Paper PCC	$375.6	49.5%	7%	$352.3	54.1%
Specialty PCC	44.7	5.9%	24%	36.1	5.6%
PCC Products	$420.3	55.4%	8%	$388.4	59.7%

Talc	$34.1	4.5%	48%	$23.0	3.5%
Ground Calcium Carbonate	52.0	6.8%	11%	46.7	7.2%
Processed Minerals Products	$86.1	11.3%	24%	$69.7	10.7%

Specialty Minerals Segment	$506.4	66.7%	11%	$458.1	70.4%

Refractory Products	$196.2	25.9%	25%	$156.9	24.1%
Metallurgical Products	56.4	7.4%	56%	36.1	5.5%
Refractories Segment	$252.6	33.3%	31%	$193.0	29.6%

Net sales	$759.0	100.0%	17%	$651.1	100.0%

     Worldwide net sales in the first nine months of 2010 increased 17% to $759.0 million from $651.1 million in the prior year.  Foreign exchange had a favorable impact on sales of approximately $8.4 million or approximately 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 11% to $506.4 million as compared with $458.1 million for the same period in 2009.  Sales in the Refractories segment increased 31% from the previous year to $252.6 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 8% in the first nine months to $420.3 million from $388.4 million in the prior year.  Paper PCC sales increased 7% to $375.6 million in the first nine months of 2010 from $352.3 million in the prior year.  Total Paper PCC volumes increased approximately 7% with volume increases in all regions.  Sales of Specialty PCC increased 24% to $44.7 million from $36.1 million in the prior year.  This increase was primarily due to volume increases.

     Net sales of Processed Minerals products increased 24% from prior year in the first nine months of 2010 to $86.1 million from $69.7 million in the prior year.  This increase was attributable to 9% higher volumes as well as favorable product mix as the residential and commercial construction markets and the automotive market recovered from the depressed conditions experienced in the prior year.

     Net sales in the Refractories segment in the first nine months of 2010 increased 31% to $252.6 million from $193.0 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications increased 25 percent to $196.2 million from $156.9 million.  Volumes increased approximately 27% in the first nine months as compared with prior year.   Sales of metallurgical products within the Refractories segment increased 56 percent to $56.4 million as compared with $36.1 million in the same period last year. This increase was attributable to a volume increase of 34%.

     Net sales in the United States increased 18% to $410.2 million in the first nine months of 2010.  International sales in the first nine months of 2010 increased 15% to $348.8 million, primarily due to higher worldwide volumes.

Operating Costs and Expenses (millions of dollars)	Nine Months 2010	Nine Months 2009	Growth

Cost of goods sold	$600.4	$541.5	11%
Marketing and administrative	$67.5	$67.7	0%

Research and development	$14.7	$14.4	2%
Impairment of Assets	$--	$37.5	* %
Restructuring and other costs	$0.9	$11.5	(92)%
   * Percentage not meaningful

      Cost of goods sold was 79.1% of sales as compared with 83.2% of sales in the prior year.  Production margin increased $49.0 million, or 45% on a 17% increase on sales as volumes increased in all product lines under improved economic conditions and the businesses experienced the favorable impact of increased productivity levels and incremental benefits derived from our restructuring programs.  In the Specialty Minerals segment, production margin increased 23%, or $19 million, as compared with an 11% increase in sales.  Production margin for this segment was positively affected by increased volumes of $19.3 million in both the Processed Minerals and PCC product lines, benefits derived from our announced restructuring programs of $2.1 million and lower raw material and energy costs of $5.2 million. This was partially offset by price concessions of approximately $7.8 million.  In the Refractories segment, production margin increased 113%, or $30 million, on a 31% increase in sales.  This segment’s improved profitability was primarily the result of volume increases of $26.3 million and restructuring savings of $7.0 million.

     Marketing and administrative costs of $67.5 million in the first nine months of 2010 were slightly lower than the $67.7 million in the prior year and represented 8.9% of net sales as compared with 10.4% of net sales in the prior year.

     Research and development expenses increased 2% to $14.7 million and represented 1.9% of net sales as compared with 2.2% of net sales in the prior year.

     Restructuring and other costs during the first nine months of 2010 were $0.9 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, Virginia and Plymouth, North Carolina satellite facilities and additional net provisions for severance and other employee benefits.  Restructuring costs in the first nine months of the prior year were $11.5 million. Charges of $0.9 million related to additional provisions for 2008 restructuring programs.  In addition, a charge of $10.6 million related to our 2009 program.

     In the third quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated a restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the first nine months of 2010 and 2009 as follows:

Restructuring and other costs (2009 program): (millions of dollars)	Nine Months 2010	Nine Months 2009
Severance and other employee benefits	$0.6	$9.6
Contract termination costs	(0.5)	0.4
Pension Settlement Costs	--	0.5
Other exit costs	--	0.1
	$0.1	$10.6

Impairment of asset charges: (millions of dollars)	Nine Months 2009
North America Refractories	$9.5
Europe Refractories	11.5
Asia Refractories	10.0
North America Paper PCC	6.5
$37.5

     The impairment of assets charge includes a write-down of $6.0 million for certain intangible assets related to a 2006 acquisition in Turkey.

    The Company expected annualized savings of $16 million to $20 million relating to its 2009 restructuring program of which approximately $10.0 million relates to lower compensation and related expense savings and $5.0 million relates to annualized pretax depreciation savings.   The Company realized $9.3 million ($13.3 million annualized) in compensation and related expense savings and $3.6 million ($5.0 million annualized) in depreciation savings in the first nine months of 2010.

     The Company expected annualized savings of approximately $11.0 million relating to its 2008 restructuring program and realized $8.3 million ($11.2 million annualized) and $6.4 million in the first nine months of 2010 and 2009, respectively.  This program has been completed.

Income (Loss) from Operations (millions of dollars)	Nine Months 2010	Nine Months 2009	Growth

Income (loss) from operations	$75.5	$(21.5)	*	%
* Percentage not meaningful

     Income from operations in the first nine months of 2010 was $75.5 million as compared with a loss from operations of $21.5 million in the prior year.  Income from operations represented 9.9% of net sales in the nine months of 2010.

     Income from operations for the Specialty Minerals segment increased 103% to $57.4 million from $28.3 million in the prior year.  Income from operations for the Refractories segment was $21.4 million compared with a loss from operations of $48.5 million.

Non-Operating Income (Deductions) (millions of dollars)	Nine months 2010	Nine months 2009	Growth

Non-operating income (deductions), net	$0.3	$(4.5)	*	%
* Percentage not meaningful

     Non-operating income was $0.3 million in the first nine months of 2010 as compared with, net non-operating deductions of $4.5 million in the prior year. Included in the non-operating income for the first nine months of 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.  Included in non-operating deductions for the first nine months of 2009 are foreign currency translation losses recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.

Provision (Benefit) for Taxes on Income (millions of dollars)	Nine months 2010	Nine months 2009	Growth

Provision (benefit) for taxes on income	$22.6	$(4.1)	*	%
* Percentage not meaningful

     Provision for taxes on income during the first nine months of 2010 was $22.6 million as compared to a benefit for taxes of $4.1 million during the first nine months of 2009. The effective tax rate for the first nine months of 2010 was 29.8% as compared to 15.8% for the first nine months of 2009. Reflected in the rate for the prior year was an increase in the tax benefit of depletion as a percentage of the decreased earnings and the effect of the restructuring and impairment charges.  The 2009 tax benefit on the restructuring and impairment of assets charge was $9.4 million or an effective tax benefit of 18.3% on such charge.

Income (Loss) from Continuing Operations, net of tax (millions of dollars)	Nine months 2010	Nine months 2009	Growth
Income (loss) from continuing operations	$53.2	$(21.9)	*	%
* Percentage not meaningful

     Income from continuing operations was $53.2 million as compared with a loss from continuing operations of $21.9 million in the prior year.

Loss from Discontinued Operations (millions of dollars)	Nine months 2010	Nine months 2009	Growth
Income (loss) from discontinued operations	$--	$(3.3)	*	%
   * Percentage not meaningful

     In the first nine months of 2009 the Company recognized a loss from discontinued operations of $3.3 million. Included in loss from discontinued operations for the first nine months of 2009 was an impairment of asset charge of $3.5 million, net of tax.  The Company recorded an impairment of assets charge to reflect the lower market value of its Mt. Vernon, Indiana, facility.  This facility was sold in the fourth quarter of 2009.

Non-controlling Interests (million of dollars)	Nine months 2010	Nine months 2009	Growth
Net income (loss)	$2.2	$2.6	(15)%

     The decrease in the income attributable to non-controlling interests was due to slightly lower profitability in our joint ventures.

Net Income (Loss) Attributable to MTI (millions of dollars)	Nine months 2010	Nine months 2009	Growth
Net income (loss)	$51.0	$(27.9)	*	%
* Percentage not meaningful

     Net income in the first nine months of 2010 was $51.0 million as compared with a net loss of $27.9 million in the prior year. Diluted earnings per common share were $2.72 for the first nine months of 2010 as compared with a loss per share of $1.49 in the prior year.

Liquidity and Capital Resources

     Cash flows in the first nine months of 2010 provided from operations were applied principally to fund capital expenditures, repay short-term debt, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to approximately $108.1 million in the first nine months of 2010 as compared with $116.5 million for the same period last year.  The decrease in cash provided from operations was primarily due to net changes in working capital partially offset by increased income levels when compared with the prior year.  Working capital decreased cash flows approximately $6 million for the nine months ended October 3, 2010 as compared with an increase to cash flows of approximately $39 million for the same period in the prior year.  However, total days of working capital decreased to 57 days in the third quarter of 2010 from 68 days in the third quarter of the prior year. Working capital is defined as trade accounts receivable, trade accounts payable and inventories. The increase in working capital balances was primarily attributable to increases in raw materials inventories and accounts receivable, partially offset by increases in trade payables.

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of October 3, 2010, 299,220 shares have been purchased under this program at an average price of approximately $51.95 per share.

    The following table summarizes our contractual obligations as of October 3, 2010:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$92.6	$--	$8.0	$84.6	$--
Operating lease obligations	22.9	4.4	3.9	5.3	9.3
Total contractual obligations	$115.5	$4.4	$11.9	$89.9	$9.3

     The Company had $184 million in uncommitted short-term bank credit lines, of which $4.4 million were in use at October 3, 2010.  Our credit lines are primarily in the US, with approximately $14 million or 8% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2010 should be between $40 million and $50 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2010 - $0.0 million; 2011 - $0.0 million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $2.4 million of foreign currencies as of October 3, 2010. The contracts mature between October 2010 and January of 2011.  The fair value of these instruments at October 3, 2010 was a liability of $0.3 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at October 3, 2010 was an asset of $1.8 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 3, 2010.

     The Company is in the process of implementing a global enterprise resource planning ("ERP") system to manage its business operations.  As of October 3, 2010, all of our domestic locations were using the new system. The worldwide implementation is expected to be completed over the next few years and involves changes in systems that include internal controls. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company's internal controls over financial reporting and procedures. We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to affected internal controls as we implement the new systems. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting (other than the ongoing implementation of the ERP system discussed above) during the quarter ended October 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (DEP) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of October 3, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2009 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 5 – August 1	52,600	$48.79	257,220	$61,583,092

August 2 – August 29	36,600	$49.91	293,820	$59,756,244

August 30 – October 3	5,400	$55.48	299,220	$59,456,670

Total	94,600	$49.60

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of October 3, 2010, 299,220 shares have been purchased under this program at an average price of approximately $51.95 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 5.  Other Information

     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted.  Section 1503 of the Reform Act contains new reporting requirements regarding coal or other mine safety.  The Company, through its subsidiaries Specialty Minerals Inc. and Barretts Minerals Inc., operates four mines or mine complexes in the United States.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration in the United States (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.

     The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period July 5, 2010 to October 3, 2010 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley,CA	1	0	0	0	0	$1,266	0
Canaan, CT	0	0	0	0	0	0	0
Adams, MA	2	0	0	0	0	$2,120	0
Dillon, MT	0	0	0	0	0	$900	0

*	Our mining complex at Dillon, MT consists of three mines separately identified by MSHA.

(A)
The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which we received a citation from MSHA.

(B)	The total number of orders issued under section 104(b) of the Mine Act.

(C)	The total number of citations and orders for unwarrantable failure of the Company to comply with mandatory health or safety standards under section 104(d) of the Mine Act.

(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.

(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.

(F)	The total dollar value of proposed assessments from MSHA under the Mine Act.

(G)	The total number of mining-related fatalities.

     During the period July 5, 2010 to October 3, 2010, we did not receive any written notice from MSHA, with respect to any mine or mine complex for which we are the operator, of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health and safety hazards under section 104(e) of the Mine Act or (B) the potential to have such a pattern.

     As of October 3, 2010, we had three pending legal action before the Federal Mine Safety and Health Review Commission involving a mine or mine complex for which we are the operator.  These actions involved proceedings to contest certain citations received at our Adams, Massachusetts mine.

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
John A. Sorel
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

October 29, 2010

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