Form 10-K
period 2010-12-31
MINERALS TECHNOLOGIES INC
filed 2011-02-25
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1190717 (I.R.S. Employer Identification Number)
622 Third Avenue 38th Floor New York, New York (Address of principal executive office)	10017-6707 (Zip Code)
(212) 878-1800

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
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

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 30, 2010, was approximately $737 million.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 4, 2011, the Registrant had outstanding 18,263,192 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $554.6 million, $534.7 million and $605.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
·	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
·	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $496.6 million, $484.6 million and $547.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

     Approximately 45% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2010, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes.  Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability.  The Company's research and development and technical service staffs focus on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications.  These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market,  OPACARB® PCC, a family of products for paper coating, and our recently launched FulfillTM family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers.

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

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2010, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 17 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

     Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 20% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at about 12 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

     Coated Paper.  The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our Opacarb product line is designed to create value to the papermaker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 8 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $58.0 million, $50.1 million and $58.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $110.4 million, $93.7 million and $110.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net sales of talc products were $44.0 million, $32.3 million and $35.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $66.4 million, $61.4 million and $74.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana.  The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 20 years at its talc production facility.  See Item 2, “Properties,” for more information with respect to those facilities.

     Our high quality limestone, dolomitic limestone, and talc products are defined primarily by the chemistry and color characteristics of the ore bodies.  Ore samples are analyzed by x-ray fluorescence (XRF) and other techniques to determine purity and more generally by Hunter brightness measurement to determine dry brightness and the Hunter yellowness (b) value.  We serve multiple markets from each of our operations, each of which has different requirements relating to a combination of chemical and physical properties.

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $337.4 million, $278.9 million and $395.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $264.5 million, $225.4 million and $320.8 million for the years ended December 31, 2010, 2009 and 2008. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.

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

     Over the past several years the Refractories segment has continued to reformulate its products and application technology to maintain its competitive advantage in the market place. Some of the new products the Company has introduced in the past few years include:

·	HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications such as steel ladles, electric arc furnaces (EAF) and basic oxygen furnaces (BOF) furnaces;
·	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities;
·	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications such as steel ladle safety linings;
·	ENDURATEQ®: A high durability refractory shape for glass contact applications such as plungers and orifice rings; and
·	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $72.9 million, $53.5 million and $75.0 million for the years ended December 31, 2010, 2009 and 2008. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.  The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide.  Generally, lime is purchased under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.  Generally, the lime utilized in our business is readily available from numerous sources, including, to a small extent, from our Adams, Massachusetts facility. Carbon dioxide is readily available in exhaust gas from the host paper mills, or other operations at our merchant facilities.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  The Company purchases a significant portion of its magnesia requirements from sources in China.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs have also affected the delivered cost of raw materials imported from China to North America and Europe.  The Company continues to work on developing alternate sources of magnesia.  The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines. The Company's business strategy for growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulfillTM high filler technology systems; the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; the MINSCAN® and HOTCRETE® application systems and EMforce® for the Processed Minerals and Specialty PCC product lines.

     Under the FulfillTM platform of products, the Company continues to develop its filler-fiber composite material, which could increase filler levels in uncoated freesheet paper to upwards of 30%. This product remains in development. The Company is in commercialization discussions with a company in Europe and also conducting large-scale trials in Asia. The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2010, 2009 and 2008, the Company spent approximately $19.6 million, $19.9 million and $23.1 million, respectively, on research and development. The Company's research and development spending for 2010, 2009 and 2008 was approximately 2.0%, 2.2% and 2.1% of net sales, respectively.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania.  It also has research and development facilities in China, Finland, Germany, Ireland, Japan and Turkey.  Approximately 79 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 241 patents and approximately 820 trademarks related to its business.  Our patents expire between 2011 and 2028. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2010, the Company employed 2,132 persons, of whom 1,070 were employed outside of the United States.

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

Item 1A.   Risk Factors

     Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

•	Worldwide general economic, business, and industry conditions has had, and may continue to have, an adverse effect on the Company’s results.

The global economic downturn has caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest rates and exchange rates, and other challenges.  The Company’s business and operating results have been and may continue to be adversely affected by these global economic conditions.  The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve, primarily paper, steel, construction and automotive, have been particularly adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company’s results.  The timing, strength or duration of any recovery in the global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected.

• ·	The Company’s operations are subject to the cyclical nature of its customers' businesses and we may not be able to mitigate that risk.

The majority of the Company's sales are to customers in industries that have historically been cyclical: paper, steel, construction, and automotive.  These industries had been particularly adversely affected by the uncertain global economic climate in late 2008 and in 2009.  Our Refractories segment primarily serves the steel industry.  North American and European steel production improved in 2010 from 2009, but was approximately 20% below pre-recession levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets improved in 2010 but were approximately 15% below pre-recession levels.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2010 averaged approximately 585 thousand units, a 6% improvement over 2009.  Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was up 38% in 2010, but remains well below pre-recession levels. Demand for our products is subject to these trends. The Company has taken steps to reduce its exposure to variations in its customers' businesses, including by diversifying its portfolio of products and services; through geographic expansion, and by structuring most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines.  In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products.  However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries.  Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations.  A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

• ·	The Company’s results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as the BRIC (Brazil, Russia, India, China) countries and other Asian and Eastern European countries; increasing its penetration into product markets such as the market for papercoating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products such as the FulfillTM family of products for the paper industry.  Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.  Our strategy also anticipates growth through future acquisitions.  However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing.  Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services.  In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize.  We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated.

• ·	The Company’s sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $496.6 million in 2010, or approximately 49.5% of the Company’s net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

• ·	The Company’s sales could be adversely affected by consolidation in customer industries, principally paper and steel.

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

• ·
The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters.

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations.  We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations.  In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.  State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted.  Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products.  Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products.  We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.  Moreover, changes in tax regulation and international tax treaties could reduce the financial performance of our foreign operations.
The Company is currently a party in various litigation matters and tax and environmental proceedings, and may be subject to claims in the future.  While the Company carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for current matters, which it believes to be adequate, an unanticipated liability, arising out of such a litigation matter or a tax or environmental proceeding could have a material adverse effect on the Company’s financial condition or results of operations.

• ·	Delays or failures in new product development could adversely affect the Company’s operations.

The Company’s future business success will depend in part upon its ability to maintain and enhance its technological capabilities, to respond to changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis.  The Company is engaged in a continuous effort to develop new products and processes in all of its product lines.  Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from our expected results.

• ·	The Company’s ability to compete is dependent upon its ability to defend its intellectual property against infringement.

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

• ·	The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally.  Approximately 47% of our sales in 2010 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies.  Our financial results therefore will be affected by changes in foreign currency rates.  Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future will be affected by changes in foreign exchange rates.  Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions.  We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

• ·	The Company’s operations are dependent on the availability of raw materials and increases in costs of raw materials or energy could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations and on having adequate access to ore reserves of appropriate quality at its mining operations.  Purchase prices and availability of these critical raw materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all.
While most such raw materials are readily available, the Company purchases a significant portion of its magnesia requirements from sources in China.  The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future.  Price increases for certain other of our raw materials, as well as increases in energy prices, have also affected our business. Our ability to recover increased costs is uncertain.  The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these rapidly escalating costs.  While the contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation, there is a time lag before such price adjustments can be implemented.   In 2008, increased raw materials affected our Specialty Minerals segment by $24 million, partially offset by recovery of raw material costs through price increases of $16 million, while raw material prices affected our Refractories segment by $34 million, partially offset by recovery of raw material costs through price increases of $31 million.  In 2009 and 2010, however, the impact of such price increased was not material.
We cannot predict whether, and how much, prices for our key raw materials will increase in the future.  Changes in the costs or availability of such raw materials, to the extent we cannot recover them in price increases to our customers, could adversely affect the Company’s results of operations.

• ·	The Company operates in very competitive industries, which could adversely affect our profitability.

The Company has many competitors. Some of our principal competitors have greater financial and other resources than we have.  Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors, which could reduce profit margins.

• ·	Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company’s financial condition or results of operations.

The Company is dependent on the continued operation of its production facilities. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered.  We may incur losses beyond the limits, or outside the coverage, of our insurance policies.  Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation as of December 31, 2010.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.

Location	Principal Customer
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou1	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Anjalankoski	Myllykoski Paper Oy
Finland, Tervakoski	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah1 ……………………………………	Ballarpur Industries Ltd.
Indonesia, Perawang1	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi1	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz1	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank1	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom1	Advance Agro Public Co. Ltd.

1  These plants are owned through joint ventures.

     The Company also owned and operated at December 31, 2010, 8 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, as well as owned or leased and operated 18 manufacturing facilities worldwide within the Refractories segment.  The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry2	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New York, New York	Headquarters3	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	PCC, Lime, Limestone, Talc
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

International
Australia, Carlingford	Sales Office3	Monolithic Refractories
Belgium, Brussels	Sales Office3/Administrative Office	Monolithic Refractories/PCC

Location	Facility	Product Line
Brazil, Sao Jose dos Campos	Sales Office3/Administrative Office	PCC/
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories
Finland, Kaarina	Research Laboratory3	PCC
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office	Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office3/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office; Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Admin.Sales Office3	PCC
Spain, Santander	Plant/Sales Office3	Monolithic Refractories
South Africa, Pietermaritzburg	Plant/Sales Office	Monolithic Refractories
South Korea, Seoul	Sales Office3	Monolithic Refractories
South Korea, Yangsan	Plant1	Monolithic Refractories
Turkey, Gebzea	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1	This plant is owned through a joint venture.
2	This plant is leased to another company.
3
Leased by the Company.  The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963.  The Company's headquarters in New York, New York, were held under a lease which expired in 2010.  The Company entered into a new lease agreement for its corporate headquarters in New York, New York which expires in 2021.

     The following sets forth, for each of the quarries or mines we own or operate, as set forth above, our current estimate as to the amount of reserves such quarry or mine holds, based on the most recent mine plan, and its usage rate in 2010.

Millions of tons
Location	Reserves	2010 Usage
Arizona, Pima County	9.00	0.09
California, Lucerne Valley	49.90	0.81
Connecticut, Canaan	19.77	0.46
Massachusetts, Adams	25.10	0.65
Montana, Dillon	3.94	0.15

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

Item 3.   Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 27 pending asbestos cases.  To date, 1,160 silica cases and 5 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

•
Building Decontamination. We have completed the investigation of building contamination and submitted several reports characterizing the contamination. We are awaiting review and approval of these reports by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (DEP) on June 18, 2002. This Order was amended on June 1, 2009 and on June 2, 2010.  The amended Order required the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010, which was installed by the Company in 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below

2010 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$56.05	$59.53	$59.68	$66.81
Low	46.36	46.90	45.73	56.43
Close	52.30	46.90	58.65	65.41

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2009 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$42.10	$42.82	$50.87	$56.39
Low	26.76	31.41	35.87	45.85
Close	32.05	36.78	47.52	54.47

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	820,030	$52.11	949,289

Equity compensation plans not approved by security holders	--	--	--

Total	820,030	$52.11	949,289

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 4 – October 31	200	$55.69	299,420	$59,445,532

November 1 – November 28	85,400	$58.74	384,820	$54,428,714

November 29 - December 31	144,800	$65.05	529,620	$45,008,764

Total	230,400	$62.71

     On February 22, 2010 the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of shares over a two-year period.   As of December 31, 2010, 529,620 shares have been repurchased under this program at an average price of approximately $56.63 per share.

     On January 26, 2011, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 4, 2011, the last reported sales price on the NYSE was $65.25 per share.  As of February 4, 2011, there were approximately 182 holders of record of the common stock.

     The following graph compares the cumulative 5-year total return provided shareholders of Minerals Technologies Inc.’s common stock relative to the cumulative total returns of the S & P 500 index, the S&P Midcap 400, the S&P Mid Cap 400 Materials Sector index, and the Dow Jones Industrial Average. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2005 and its relative performance is tracked through 12/31/10.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., the S&P 500 index, the S&P Midcap 400 index, the Dow Jones US Industrials index and the S&P MidCap 400 Materials Sector

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
Minerals Technologies Inc.
S&P 500
S&P Midcap 400
Dow Jones US Industrials
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2011 Dow Jones & Co. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

Minerals Technologies Inc.	100.00	105.58	120.60	73.91	98.91	119.22
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Midcap 400	100.00	110.32	119.12	75.96	104.36	132.16
Dow Jones US Industrials	100.00	113.87	129.32	78.18	98.56	124.21
S&P MidCap 400 Materials Sector	100.00	125.94	137.84	80.40	124.51	157.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

    The following graph compares the cumulative 3-year total return provided shareholders of Minerals Technologies Inc.’s common stock relative to the cumulative total returns of the S & P 500 index, the S&P Midcap 400, the S&P Mid Cap 400 Materials Sector index, and the Dow Jones Industrial Average. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2007 and its relative performance is tracked through 12/31/10.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., the S&P 500 index, the S&P Midcap 400 index, the Dow Jones US Industrials index and the S&P MidCap 400 Materials Sector

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
Minerals Technologies Inc.
S&P 500
S&P Midcap 400
Dow Jones US Industrials
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2011 Dow Jones & Co. All rights reserved.

	12/07	12/08	12/09	12/10

Minerals Technologies Inc.	100.00	61.28	82.02	98.86
S&P 500	100.00	63.00	79.67	91.67
S&P Midcap 400	100.00	63.77	87.61	110.94
Dow Jones US Industrials	100.00	60.45	76.21	96.05
S&P MidCap 400 Materials Sector	100.00	58.33	90.33	114.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

     The following graph compares the cumulative 1-year total return provided shareholders of Minerals Technologies Inc.’s common stock relative to the cumulative total returns of the S & P 500 index, the S&P Midcap 400, the S&P Mid Cap 400 Materials Sector index, and the Dow Jones Industrial Average. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2009 and its relative performance is tracked through 12/31/10.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., the S&P 500 index, the S&P Midcap 400 index, the Dow Jones US Industrials index and the S&P MidCap 400 Materials Sector

$130
$125
$120
$115
$110
$105
$100
$95
$90
$85
$80
12/09
12/10
Minerals Technologies Inc.
S&P 500
S&P Midcap 400
Dow Jones US Industrials
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2011 Dow Jones & Co. All rights reserved.

	12/09	12/10

Minerals Technologies Inc.	100.00	120.53
S&P 500	100.00	115.06
S&P Midcap 400	100.00	126.64
Dow Jones US Industrials	100.00	126.02
S&P MidCap 400 Materials Sector	100.00	126.28

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Ite   Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2010	2009	2008	2007	2006

Net sales	$1,002.4	$907.3	$1,112.2	$1,077.7	$1,023.5
Cost of goods sold	793.2	751.5	891.7	845.1	798.7
Production margin	209.2	155.8	220.5	232.6	224.8

Marketing and administrative expenses	90.5	91.1	101.8	104.6	104.6
Research and development expenses	19.6	19.9	23.1	26.3	27.8
Impairment of assets	--	39.8	0.2	94.1	--
Restructuring and other costs	0.8	22.0	13.4	16.0	--
Income (loss) from operations	98.3	(17.0)	82.0	(8.5)	92.4

Non-operating income (deductions), net	0.6	(6.1)	0.3	(3.0)	(5.9)

Income (loss) from continuing operations before Provision(benefit) for taxes on income(loss)	98.9	(23.1)	82.3	(11.5)	86.5
Provision (benefit) for taxes on income (loss)	29.0	(5.4)	24.1	11.3	27.0
Income (loss) from continuing operations	69.9	(17.7)	58.2	(22.8)	59.5
Income (loss) from discontinued operations, net of tax	--	(3.2)	10.3	(37.8)	(6.1)
Consolidated net income (loss)	69.9	(20.9)	68.5	(60.6)	53.4
Less: Net income attributable to
non-controlling interests	(3.0)	(2.9)	(3.2)	(2.9)	(3.4)
Net income (loss) attributable to Minerals
Technologies Inc. (MTI)	$66.9	$(23.8)	$65.3	$(63.5)	$50.0

Earnings Per Share

Basic:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$3.59	$(1.10)	$2.91	$(1.34)	$2.86
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	--	(0.17)	0.54	(1.97)	(0.31)

Basic earnings (loss) per share attributable to MTI	$3.59	$(1.27)	$3.45	$(3.31)	$2.55

Diluted:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$3.58	$(1.10)	$2.90	$(1.34)	$2.84
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	--	(0.17)	0.54	(1.97)	(0.31)

Diluted earnings (loss) per share attributable to MTI	$3.58	$(1.27)	$3.44	$(3.31)	$2.53

Weighted average number of common shares outstanding:
Basic	18,614	18,724	18,893	19,190	19,600
Diluted	18,693	18,724	18,983	19,190	19,738
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Balance Sheet Data:
Working capital	$520.3	$447.8	$380.7	$306.2	$199.7
Total assets	1,116.1	1,072.1	1,067.6	1,128.9	1,193.1
Long-term debt	92.6	92.6	97.2	111.0	113.4
Total debt	97.2	104.1	116.2	127.7	203.1
Total shareholders' equity	782.7	747.7	734.8	773.3	770.9

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to the Company’s objectives, plans or goals, future actions, future performance or results of current and anticipated products, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts.  They can be identified by the use of words such as “believes,” “expects,” “plans,” “intends,” “anticipates,” and other words and phrases of similar meaning.

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.1	82.8	80.2
Production margin	20.9	17.2	19.8

Marketing and administrative expenses	9.0	10.1	9.1
Research and development expenses	2.0	2.2	2.1
Impairment of assets	--	4.4	--
Restructuring charges	0.1	2.4	1.2
Income (loss) from operations	9.8	(1.9)	7.4

Income (loss) from continuing operations before
Provision (benefit) for taxes	9.9	(2.6)	7.4
Provision (benefit) for taxes on income	2.9	(0.6)	2.2
Non-controlling interests	0.3	0.3	0.3
Income (loss) from continuing operations	6.7	(2.3)	4.9
Income (loss) from discontinued operations	--	(0.3)	1.0

Net income (loss)	6.7%	(2.6)%	5.9%

Executive Summary

     Earnings per share for 2010 were $3.58 per share, the highest in the Company’s 18-year history.  The Company rebounded strongly as it saw improvement in all of the end markets it serves, particularly in steel, automotive and construction, returning the Company to the $1 billion sales level.  In the prior year, weaknesses in the aforementioned markets, due to the worldwide economic recession which began in the fourth quarter of 2008 and continued for most of 2009, resulted in a significant drop in demand for our products. In the current year, improvement in these underlying markets resulted in increased volumes, which, coupled with the benefits derived from our restructuring programs, productivity improvements, and cost savings initiatives, have led to improved operating performance in all of our product lines.

     Worldwide net sales for 2010 were $1.002 billion, an increase of 10% from 2009 sales of $907.3 million. Foreign exchange had a favorable impact on sales of approximately $5.7 million, or less than 1 percentage point of growth. Income from operations was $98.3 million in 2010 as compared with a loss from operations of $17.1 million in the prior year. Included in operating income in 2010 were restructuring charges of $0.8 million.  Included in the operating loss of the prior year were restructuring charges of $22.0 million and impairment charges of $39.8 million, respectively.

     In 2010, the Company continued the execution of its growth strategies of geographic expansion and new product development.  During the year, we ramped up production of our first satellite in India, began construction of two additional satellite PCC plants, one in India and one in the U.S., expanded two of our PCC satellite plants in Thailand and Brazil, and launched FulFillTM , a new portfolio of PCC products.  In addition, in January 2011, we announced the signing of contracts for the construction of two new satellite PCC plants in India.

     The Company's balance sheet as of December 31, 2010 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2010 were approximately $385 million. Our cash flows from operations were in excess of $140 million in 2010.  In addition, we have available lines of credit of $180 million, our debt to equity ratio was very low at 11%, and our current ratio was 4.4.

    We face some significant risks and challenges in the future:
•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Our global business could be adversely affected by decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North American and European steel production improved in 2010 from 2009, but was approximately 20% below pre-recession levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets improved in 2010 but were approximately 15% below pre-recession levels.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2010 averaged at approximately 585 thousand units, a 6% improvement over 2009.  Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was up 38% in 2010, but remains well below pre-recession levels.

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

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance and expand our solid core wire line into BRIC and other Asian countries.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(Dollars in millions)

Net Sales	2010	% of Total Sales	Growth	2009	% of Total Sales	Growth	2008	% of Total Sales
U.S.	$534.3	53.3%	12%	$478.4	52.7%	(18)%	$586.5	52.8%
International	468.1	46.7%	9%	428.9	47.3%	(18)%	525.7	47.2%
Net sales	$1,002.4	100.0%	10%	$907.3	100.0%	(18)%	$1,112.2	100.0%

Paper PCC	$496.6	49.5%	2%	$484.6	53.4%	(11)%	$547.2	49.2%
Specialty PCC	58.0	5.8%	16%	50.1	5.6%	(14)%	58.5	5.3%
PCC Products	$554.6	55.3%	4%	$534.7	59.0%	(12)%	$605.7	54.5%

Talc	$44.0	4.4%	36%	$32.3	3.5%	(10)%	$35.9	3.2%
GCC	66.4	6.6%	8%	61.4	6.8%	(18)%	74.8	6.7%
Processed Minerals Products	$110.4	11.0%	18%	$93.7	10.3%	(15)%	$110.7	9.9%

Specialty Minerals Segment	$665.0	66.3%	6%	$628.4	69.3%	(12)%	$716.4	64.4%

Refractory Products	$264.5	26.4%	17%	$225.4	24.8%	(30)%	$320.8	28.9%
Metallurgical Products	72.9	7.3%	36%	53.5	5.9%	(29)%	75.0	6.7%
Refractories Segment	$337.4	33.7%	21%	$278.9	30.7%	(30)%	$395.8	35.6%

Net sales	$1,002.4	100.0%	10%	$907.3	100.0%	(18)%	$1,112.2	100.0%

     Worldwide net sales in 2010 increased 10% from the previous year to $1.002 billion.  Foreign exchange had a favorable impact on sales of $5.7 million or less than 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 6% to $665.0 million from $628.4 million for the same period in 2009.  Sales in the Refractories segment grew 21% to $337.4 from $278.9 in the previous year. In 2009, worldwide net sales decreased 18% to $907.3 million from $1,112.2 billion in the prior year.  In 2009, Specialty Minerals segment sales declined 12% and Refractories segment sales declined 30% from 2008 levels.

     In 2010, worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 4% to $554.6 million from $534.7 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $3.5 million or less than 1 percentage point of growth. Worldwide net sales of Paper PCC increased 2% to $496.6 million from $484.6 million in the prior year. Total Paper PCC volumes increased 3% from prior year levels with moderate volume increases with the exception of Asia where there was an 18% increase in volumes due to the startup of our new Indian satellite facility and increase of volumes at other facilities. Volume increases of approximately $18.2 million were partially offset by approximately $10 million in contractual price decreases. Sales of Specialty PCC increased 16% to $58.0 million from $50.1 million in 2009. This increase was primarily attributable to higher volumes.

     In 2009, worldwide net sales of PCC decreased 12% to $534.7 million from $605.7 million in the prior year.  Worldwide net sales of Paper PCC decreased 11% to $484.6 million from $547.2 million.  Total Paper PCC volumes declined 11% from 2008 levels.  Volume declines of $65.0 million were partially offset by $19.0 million in contractual price increases.  Approximately $17.0 million was due to the unfavorable effects of foreign exchange.  Sales of Specialty PCC also declined 14% in 2009 to $50.1 million from $58.5 million in the prior year. This decline was primarily attributable to lower volumes.

     Net sales of Processed Minerals products in 2010 increased 18% to $110.4 million from $93.7 million in 2009. GCC products and talc products increased 8% and 36% to $66.4 million and $44.0 million, respectively. The increases in the Processed Minerals product line was primarily attributable to increased volumes due to stronger sales and price increases within our talc product line, as well as improvements in the residential and commercial construction markets and the automotive market as compared to the depressed conditions in the prior year. Volumes increased 9% from the prior year.

     Net sales of Processed Minerals products in 2009 decreased 15% to $93.7 million from $110.7 million in 2008. GCC products and talc products decreased 18% and 10% to $61.4 million and $32.3 million, respectively.  The decrease in the Processed Minerals product line was attributable to further weakness in the residential and commercial construction markets as well as the automotive markets.  As a result, volumes had declined 17% from the prior year.

     Net sales in the Refractories segment in 2010 increased 21% to $337.4 million from $278.9 million in the prior year. Foreign exchange had a favorable impact on sales of $2.3 million, or approximately 1 percentage point. Sales of refractory products and systems to steel and other industrial applications increased 17% to $264.5 million from $225.4 million. Sales of metallurgical products within the Refractories segment increased 36% to $72.9 million as compared with $53.5 million in the same period last year. The increases in all product lines within this segment are driven by higher worldwide volumes due to improved market conditions in the steel industry as compared to significant weaknesses in the prior year.

     Net sales in the Refractories segment in 2009 decreased 30% to $278.9 million from $395.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $7.3 million, or 2 percentage points of the decline.  This segment had been affected negatively by the significant downturn in global steel production which accelerated in the fourth quarter of 2008 and continued through the first three quarters of 2009.  The markets showed some sign of stabilization in the fourth quarter of 2009.  Sales of refractory products and systems to steel and other industrial applications decreased 30% to $225.4 million, from $320.8 million.  Volumes declined approximately 32% as compared with prior year.  Sales of metallurgical products within the Refractories segment decreased 29% to $53.5 million from $75.0 million in the prior year on volume declines of 25%.

     Net sales in the United States grew approximately 12% to $534.3 million in 2010 and represented approximately 53.3% of consolidated net sales. International sales increased approximately 9% to $468.1 million from $428.9.  The increase in sales was primarily due to higher worldwide volumes.

Operating Costs and Expenses
(Dollars in millions)

	2010	Growth	2009	Growth	2008
Cost of goods sold	$793.2	6%	$751.5	(16%)%	$891.7
Marketing and administrative	$90.5	(1)%	$91.1	(11%)%	$101.8
Research and development	$19.6	(2)%	$19.9	(14%)%	$23.1
Impairment of assets	$--	* %	$39.8	* %	$0.2
Restructuring charges	$0.8	(96)%	$22.0	64% %	$13.4
*  Percentage not meaningful

     Cost of goods sold in 2010 was 79.1% of sales compared with 82.8% in the prior year.  Production margin increased $53.3 million, or 34% as compared with a 10% increase in sales.  Volumes increased in all product lines as economic conditions improved from prior year levels. The businesses also increased their productivity levels and derived continued benefits from our announced restructuring programs. In the Specialty Minerals segment, production margin increased 18%, or $20.1 million, as compared with a 6% increase in sales.  Volume had a favorable impact on production margin of $18.1 million as compared to prior year in both the PCC and Processed Minerals product lines.  This segment also reflected cost savings of $2.9 million, incremental benefits derived from our announced restructuring programs of $2.6 million, and lower net raw material and energy costs of $5.3 million.  This was partially offset by net price concessions of $9.3 million.  In the Refractories segment, production margin increased over 79%, or $33.2 million as compared with a 21% increase in sales.  Production margin was favorably affected by increased volumes of $28.0 million and restructuring savings of $4.6 million.

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

     Marketing and administrative costs declined 1% to $90.5 million in 2010 from $91.1 million in the prior year, and represented 9.0% of net sales as compared with 10.1% in the prior year. This reduction was due to the benefits of the restructuring program and other cost saving initiatives. In 2009, marketing and administrative expenses were 11% lower than in the prior year.

     Research and development expenses decreased 2% in 2010 to $19.6 million from $19.9 million and represented 2.0% of net sales. This decline was primarily attributable to the operating efficiencies achieved through our cost savings initiatives. In addition, in 2009, the Company incurred $1.0 million in freight costs to move mobile trial equipment to Asia to support our new products development efforts. In 2009, research and development expense decreased 14% and represented 2.2% of net sales.

     Restructuring and other costs during 2010 were $0.8 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, Virginia, and Plymouth, North Carolina, satellite facilities and additional net provisions for severance and other employee benefits.

     In 2009, the Company recorded restructuring charges of $22.0 million and impairment of assets charges of $39.8 million in 2009.  Approximately $9.4 million of the restructuring charge related to a pension settlement loss in our defined benefit plan in the United States.  The remainder of the charge related to provisions for severance and other employee benefits as part of our restructuring program initiated in the second quarter of 2009 as well as additional charges for our restructuring program initiated in 2008.

Restructuring and other costs (2008 program):

     In the fourth quarter of 2008, as a result of the worldwide economic downturn and the resulting impact on the Company's sales and operating profits, the Company initiated a restructuring program in which it reduced its workforce by approximately 14% through a combination of permanent reductions and temporary layoffs. The Company recorded a charge of $3.9 million in the fourth quarter of 2008 associated with this program. Additional charges were recorded in 2009 associated with this program.

     Restructuring costs incurred in 2010, 2009 and 2008 relating to the 2008 restructuring program were as follows:

(millions of dollars)	2010	2009	2008
Severance and other employee benefits	$0.0	$0.9	$3.9
Other exit costs	0.0	0.1	--
	$0.0	$1.0	$3.9

      The Company expected annualized savings of $11.0 million as it relates to this program. The Company realized $11.2 million and $9.1 million in 2010 and 2009, respectively.  Approximately $4.2 million in severance payments were paid in 2009.  This program has been completed.

Restructuring and other costs (2009 program):

     In the second quarter of 2009, as a result of the continuation of the severe downturn in the worldwide steel industry, the Company initiated an additional restructuring program, primarily in the Refractories segment, to improve efficiencies through consolidation of manufacturing operations and reduction of costs. This realignment resulted in impairment of asset charges and restructuring charges in the second quarter of 2009 of $37.5 million and $8.9 million, respectively.

     Restructuring costs incurred in 2010 and 2009 related to the 2009 restructuring program were as follows:

(millions of dollars)	2010	2009
Severance and other employee benefits	$0.5	$10.1
Contract termination costs	(0.4)	0.4
Pension settlement costs	0.0	9.4
Other exit costs	0.0	0.2
	$0.1	$20.1

      As a result of the workforce reduction associated with the restructuring program and the related distribution of benefits, included in restructuring costs for 2009 are non-cash pension settlement costs of $9.4 million for some of our pension plans in the U.S.

The restructuring program reduced the workforce by approximately 200 employees worldwide.  This reduction in force related to plant consolidations as well as a streamlining of corporate and divisional management structures to operate more efficiently.  The Company expected to realize annualized pre-tax cost savings of approximately $16 million to $20 million upon completion of the program, of which $10 million relates to lower compensation and related expenses and $5 million relates to annualized pre-tax depreciation savings on the write-down of fixed assets. The Company realized compensation and related expense savings of approximately $20.9 million and $6.5 million in 2010 and 2009, respectively, which was higher than expected. Depreciation savings were realized upon write down of the assets. Approximately $3.5 million and $5.1 million in severance payments were paid in 2010 and 2009, respectively. The Company expects to pay the remaining $2.0 million liability by the second half of 2011.  The payments will be funded from operating cash flows.

     The Company recorded an impairment of assets charge of $37.5 million in the second quarter of 2009 as a result of this realignment.  Major components of this realignment, which was primarily in the Refractories segment, were as follows:

Americas Refractories

•
The Company consolidated its refractory operations at Old Bridge, New Jersey, into its facilities in Bryan, Ohio, and Baton Rouge, Louisiana, thereby improving operating efficiencies and reducing logistics for key raw materials.  The Company recorded an impairment charge of $4.3 million for this facility.

•	The Company rationalized its North American specialty shapes product line and recorded an impairment charge of $1.5 million.

•
The Company also recorded an impairment of assets charge of $3.7 million for refractory application equipment as a result of underutilized assets at customer locations under depressed volume conditions.

Asia Refractories

•
The Company recorded impairment charges of $10.0 million for its Asian refractory operations as a result of continued difficulties in market penetration from its Chinese and other Asian manufacturing facilities. To take advantage of its strong technological capability in refractories, the Company consolidated its Asian operations and is actively seeking a regional alliance to aid in the marketing of its high value products.

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

     In the fourth quarter of 2009, the Company also recorded an impairment of assets charge of $2.0 million and contract termination costs of $0.9 million for its satellite facility at Franklin, Virginia due to the announced closure of the host mill at that location.

Income (Loss) from Operations (Dollars in millions)	2010	Growth		2009	Growth		2008

Income (loss) from operations	$98.3	*	%	$(17.0)	*	%	$82.0
* Percentage not meaningful

     The Company recorded income from operations in 2010 of $98.3 million as compared with a loss from operations of $17.0 million in the prior year. Included in income from operations in 2010 were restructuring charges of $0.8 million. Included in the 2009 loss from operations were restructuring charges of $22.0 million and an impairment of assets charge of $39.8 million.

     The Specialty Minerals segment recorded income from operations of $74.7 million in 2010 as compared with $34.2 million in the prior year. Included in income from operations in 2010 are restructuring charges of $0.5 million.  Included in income from operations for the prior year are impairment of assets charges of $8.5 million and restructuring and other exit costs of $11.5 million.

     The Refractories segment recorded income from operations of $28.0 million in 2010 as compared with a loss from operations of $48.8 in the previous year.   Included in income from operations in 2010 are restructuring costs of $0.3 million. Included in the loss from income from operations in the prior year were restructuring charges of $10.5 million and an impairment of assets charge of $31.3 million.

     In 2009, the Specialty Minerals segment recorded income from operations of $34.2 million as compared $57 million in the prior year. The Refractories segment recorded a loss from operations of $48.8 million as compared with income from operations of $26.3 million in the previous year.

Non-Operating Income (Deductions) (Dollars in millions)	2010	Growth		2009	Growth		2008

Non-operating income (deductions), net	$0.6	*	%	$(6.1)	*	%	$0.3
* Percentage not meaningful

     The Company recorded non-operating income of $0.6 million in 2010 as compared with non-operating deduction of $6.1 million in the prior year. Included in the non-operating income 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.

The Company recorded non-operating deductions of $6.1 million in 2009 as compared with non-operating income of $0.3 million in 2008.  Included in net non-operating deductions in 2009 were foreign currency translation losses of $2.3 million recognized upon the Company’s liquidation of its plant in Gomez Palacio, Mexico.  The remaining increase in non-operating deductions as compared with the prior year is primarily related to foreign exchange losses in 2009 as compared to foreign exchange gains in the prior year.

Provision (Benefit) for Taxes on Income (Dollars in millions)	2010	Growth		2009	Growth		2008

Provision for taxes on income	$29.0	*	%	$(5.4)	*	%	$24.1
* Percentage not meaningful

     The Company recorded provision for taxes on income of $29.0 million in 2010 as compared to a benefit of $5.4 million in the previous year.   The effective tax rate for 2010 was 29.3% as compared with a tax benefit of 23.3% in the previous year.

     The increase in the tax rate in the current year primarily relates to the decrease in the tax benefit of depletion as a percentage of earnings as well as the geographical mix of earnings.

     The factors having the most significant impact on our effective tax rates for the three periods are percentage depletion, restructuring and impairments, and the rate differential related to foreign earnings indefinitely invested.

     Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $3.7 million in 2010, $3.2 million in 2009, and $3.4 million in 2008.

     We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax of $3.1 million in 2010, an increase in income tax expense of $1.0 million in 2009 and a decrease of income tax expense of $3.7 million in 2008. The increase of income tax benefits in 2010 as compared with 2009 results from the restructuring losses in the foreign jurisdictions in 2009 and the income tax rate differential in the foreign jurisdictions. The decrease of income tax benefits in 2009 as compared to 2008 results from the restructuring losses in foreign jurisdictions and the income tax rate differential in the foreign jurisdictions.

     The Company recorded a benefit for taxes on income in 2009 of $5.4 million as compared to a provision for taxes of $24.1 million in 2008.  The effective rate in 2009 was a benefit of 23.3% as compared with a tax of 29.3% in 2008.  This decrease primarily relates to the increase in the tax benefit of depletion as a percentage of the decreased earnings.  The tax benefit on the restructuring and impairments charge was $14.7 million, or, an effective tax benefit of 22.9% on such charge.

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

Income (Loss) from Continuing Operations (Dollars in millions)	2010	Growth		2009	Growth		2008

Income (loss) from continuing operations	$69.9	*	%	$(17.7)	*	%	$58.2
* Percentage not meaningful

     The Company recognized income from continuing operations of $69.9 million in 2010 as compared to a loss of $17.7 million in 2009.  The loss in 2009 was attributable to the aforementioned impairment of assets and restructuring charges.  The Company recorded income from continuing operations of $58.2 million in 2008.

Income (loss) from Discontinued Operations (Dollars in millions)	2010	Growth		2009	Growth		2008

Income (loss) from discontinued operations	$--	*	%	$(3.2)	*	%	$10.3
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

      Included in the 2008 income from discontinued operations was a pre-tax gain on sale of idle facilities previously written down of $13.9 million.

Noncontrolling Interests (Dollars in millions)	2010	Growth	2009	Growth	2008

Noncontrolling interests	$3.0	3%	$2.9	(10)%	$3.2

     The increase in the income attributable to non-controlling interests is due to the higher profitability in our joint ventures.

Net Income (Loss) attributable to Minerals Technologies Inc. (MTI) (Dollars in millions)	2010	Growth		2009	Growth		2008

Net income (loss) attributable to MTI	$66.9	*	%	$(23.8)	*	%	$65.3
* Percentage not meaningful

      The Company recorded net income of $66.9 million in 2010 as compared with a net loss of $23.8 million in 2009.  The loss in 2009 was attributable to impairment of assets and restructuring charges.

      The Company recorded a net income of $65.3 million in 2008.

Outlook

     Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines. Although we saw some market stabilization and improvement in 2010, there remains uncertainty as to the sustainability of the upturn.

     In 2011, we plan to focus on the following growth strategies:

·	Continue development of multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper.
·	Increase market penetration of PCC for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
·	Further expansion of the Company's PCC coating product line using the satellite model.
·	Emphasize higher value specialty products and application systems to increase market penetration in the Refractories segment and expand our solid core wire line into BRIC and other Asian countries.
·	Expand regionally into emerging markets, particularly to China and India.
·	Development of unique calcium carbonates used in the manufacture of biopolymers, a new market opportunity.
·	Continue to improve our cost competitiveness in all product lines.
·	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

Liquidity and Capital Resources

     Cash flows provided from operations in 2010 were used principally to fund $34.5 million of capital expenditures, repay short term and long-term debt of $5.9 million, and repurchase $27.9 million in treasury shares. Cash provided from operating activities totaled $142.4 million in 2010 as compared with $160.8 million in 2009. The decrease in cash from operating activities was primarily due to changes in working capital, primarily relating to a small increase in inventory levels in 2010 as compared a large decrease in 2009, partially offset by higher accounts payable balances. Included in cash flow from operations was pension plan funding of approximately $8.5 million, $7.8 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital increased approximately 4% from December 2009.  Our total days of working capital remained even at 59 days in 2010 from 2009. The Company’s days of inventory on hand increased to 40 days in 2010 from 38 days in 2009.  Our days of sales outstanding increased to 61 days in 2010 from 59 days in 2009.  Our accounts receivable balances increased in December 2010 when compared with December 2009 primarily due to higher sales levels in the fourth quarter of 2010 as compared with the fourth quarter of 2009.

     The Company's pension plans are over 85% funded, and presently there are no minimum funding requirements necessary.

     On February 22, 2010 the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of shares over a two-year period.   As of December 31, 2010, 529,620 shares have been repurchased under this program at an average price of approximately $56.63 per share.

     On January 26, 2011, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     The following table summarizes our contractual obligations as of December 31, 2010:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$92.6	$--	$8.0	$84.6	$--
Operating lease obligations	19.8	5.0	4.5	3.6	6.7
Total contractual obligations	$112.4	5.0	12.5	88.2	6.7

     We have $184.5 million in uncommitted short-term bank credit lines, of which $4.3 million was in use at December 31, 2010. The credit lines are primarily in the US, with approximately $14 million or 8% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2011 should be between $60 million to $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2011 - $-- million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; 2015 - $-- million; thereafter - $-- million.

     The Company's debt to capital ratio is 11%, which is well below the only financial covenant ratio in its debt agreements.

     The Company has contingent obligations associated with unrecognized tax benefits, including interest and penalties, of approximately $6.5 million.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•
Revenue recognition:  Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2010 and 2009, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.  Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance.  Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts:  Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Such allowance is established through a charge to the provision for bad debt expenses.  We recorded bad debt expenses (recoveries) of $0.1 million, $1.2 million and $0.2 million in 2010, 2009 and 2008, respectively.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

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
The Company performed its annual goodwill impairment test for all reporting units in the fourth quarter of 2010. The fair value of each reporting unit materially exceeded the carrying value of each reporting unit.

The goodwill balance for each reporting unit as of December 31, 2010 and 2009, respectively, was as follows:

($ in millions)	December 31, 2010	December 31, 2009
PCC	$9.2	$9.5
Processed Minerals	4.6	4.6
Refractories	53.3	54.0

Total	$67.2	$68.1

The Invested Capital for each reporting units as of October 4, 2010 were as follows:

($ in millions)	Invested Capital

PCC	$430.5
Processed Minerals	$136.5
Refractories	$321.2

The fair value of each of its reporting units were materially in excess of the carrying value.

The Company had approximately $375 million in cash and short term investments as of October 4, 2010, which would increase both the Invested Capital and Estimated Fair Values by the same amounts.

We estimate fair value of our reporting units by applying information available at the time of the valuation to industry accepted models using an income approach and market approach. The income approach incorporates the discounted cash flow method and focuses on the expected cash flow of the Reporting Unit. Under the market approach, the Guideline Company Method was utilized. The Guideline Company Method focuses on comparing the Reporting Units' risk profile and growth prospects to selected similar publicly traded companies. We believe the income and market approaches are equally relevant to the determination of reporting unit fair value and we therefore assigned equal weighting to each method.

The key assumptions we used in the income approach included revenue growth rates and profit margins based upon forecasts derived from available industry market data, a terminal growth rate and estimated weighted-average cost of capital based on market participants for which the discount rates were determined.

For the Refractories reporting unit, our compound annual sales growth assumption from 2010 to 2015 is 5%. Our gross profit margin is forecast at between 23% and 24% over the next five years.  The 2010 gross profit margin was 22.5%. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long-term market and gross domestic product growth. We utilized discount rates of 12% and 13% in the valuation and, in addition, incorporated a company specific risk premium.

For the PCC and Processed Minerals reporting units, our compound annual sales growth assumptions from 2010 to 2015 are 5.8% and 3.6% respectively.  Our gross profit margin is forecast at between 18% and 20% over the next five years. The 2010 gross profit percentages for PCC and Processed Minerals was 20% and 19%, respectively. The terminal growth rates were projected at 3% after five years, which reflects our estimate of long-term market and gross domestic product growth. We utilized discount rates of 12% and 13% in the valuation and, in addition, incorporated a company specific risk premium.

The key assumptions we used in the market approach represent multiples of Sales and EBITDA and were derived from comparable publicly traded companies with similar operating characteristics as the reporting units. The market multiples used in our assumptions ranged from 1.0 to 1.3 times 2011 forecasted Sales and ranged from 5.0 to 8.0 times 2011 forecasted EBITDA.

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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $28.9 million and $28.5 million at December 31, 2010 and 2009, respectively. Such year-end 2010 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

                A one percentage point change in our major assumptions would have the following effects.

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(2.7)	$0.4	$(1.2)
1% decrease	$3.2	$(0.3)	$1.2

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(22.6)	$2.0
1% decrease	$28.1	$(1.8)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.4%. While we believe we can achieve a long-term average rate of return of 7.4%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy had an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2010 was over 9% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but had not changed its long-term investment strategy. During the third quarter of 2009, we began a program of systematically moving funds back into equities. As of December 31, 2010, the Company had approximately 70% of its pension assets in equity securities and 30% in fixed income securities.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2010, the Company used a volatility assumption of 28.75%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2010, the Company used a 6.3 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2010.

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

Recently Issued Accounting Standards

     In December 2010, the FASB issued authoritative guidance that updates existing disclosure requirements related to supplementary pro forma information for business combinations. Under the updated guidance, a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance will be effective for fiscal years beginning after December 31, 2010.

    In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods in 2010; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 roll forward on a gross basis becomes effective in 2011.

     In October 2009, the FASB amended the accounting and disclosure requirements for revenue recognition.  These amendments, effective in 2011, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The implementation of this guidance is not expected to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may have an impact on our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 47% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding.  An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  We had open forward exchange contracts to purchase approximately $ 3.2 million and $4.6 million of foreign currencies as of December 31, 2010 and 2009, respectively.  These contracts mature between January and July of 2011. The fair value of these instruments at December 31, 2010 and December 31, 2009 was a liability of $0.2 million and $0.1 million, respectively.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2010 was an asset of $2.7 million. The fair value of these instruments at December 31, 2009 was a liability of $0.6 million.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

 Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

     The Company has substantially completed the implementation of a global enterprise resource planning ("ERP") system to manage its business operations.  As of December 31, 2010, all of our domestic and European locations were using the new systems. The transition to the new system has proceeded to date without any adverse effects to internal controls. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted.  Section 1503 of the Reform Act contains new reporting requirements regarding coal or other mine safety.  The Company, through its subsidiaries Specialty Minerals Inc. and Barretts Minerals Inc., operates four mines or mine complexes in the United States.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.

The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period October 4, 2010 to December 31, 2010 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley, CA	0	0	0	0	0	0	0
Canaan, CT	0	0	0	0	0	0	0
Adams, MA	0	0	0	0	0	0	0
Dillon, MT*	0	0	0	0	0	0	0

The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period January 1, 2010 to December 31, 2010 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley, CA	1	0	0	0	0	$2,066.00	0
Canaan, CT	0	0	0	0	0	$517.00	0
Adams, MA	5	0	0	0	0	$6,319.00	0
Dillon, MT*	1	0	0	0	0	$1,707.00	0

*	Our mining complex at Dillon, MT consists of three mines separately identified by MSHA.

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

During the period October 4, 2010 to December 31, 2010, and for the full year January 1, 2010 to December 31, 2010, we did not receive any written notice from MSHA, with respect to any mine or mine complex for which we are the operator, of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health and safety hazards under section 104(e) of the Mine Act or (B) the potential to have such a pattern.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name	Age	Position

Joseph C. Muscari	64	Chairman of the Board and Chief Executive Officer
Douglas T. Dietrich,	41	Senior Vice President, Finance, and Chief Financial Officer
D. Randy Harrison	59	Senior Vice President, Supply Chain
D.J. Monagle, III	48	Senior Vice President and Managing Director, Paper PCC
William J.S. Wilkins	54	Senior Vice President and Managing Director, Minteq International
Michael A. Cipolla	53	Vice President, Corporate Controller and Chief Accounting Officer
J. Michael Harley	50	Vice President, Corporate Development and Treasury
Douglas W. Mayger	53	Vice President and Managing Director, Performance Minerals
Thomas J. Meek	53	Vice President, General Counsel and Secretary
Janet L. Walsh	56	Vice President, Human Resources

     Joseph C. Muscari was elected Chairman of the Board and Chief Executive Officer effective March 1, 2007. Prior to that, he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     Douglas T. Dietrich was elected Senior Vice President, Finance and Chief Financial Officer effective January 1, 2011.  Prior to that, he was appointed Vice President, Corporate Development and Treasury effective August 2007. He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

     D, Randy Harrison was elected Senior Vice President, Supply Chain effective November 2010.  Prior to that, he was elected Senior Vice President, Organization and Human Resources effective January 1, 2008.  Prior to that, he had been Vice President and Managing Director, Performance Minerals since January 2002.

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

     J. Michael Harley was elected Vice President, Corporate Development and Treasury effective November 2010.  Prior to that he was founder of GrowthPhases, LLC and GrowthPhases® Alliance, a consulting and interim management alliance with members in Asia, Europe, and the Americas.  Prior to establishing GrowthPhases, he served as Director of Mergers and Acquisitions at Monsanto Company.

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

     Janet L. Walsh was elected Vice President, Human Resources effective November 2010.  Prior to that, she founded Birchtree Global, LLC in 1999, a consulting firm  that provided management expertise in human resources, financial, tax, legal and immigration management to clients worldwide.  Prior to that, she served as Director, Global Human Resources for the Mead Corporation.  She also served as Senior Adjunct Professor and curriculum author at the Keller Graduate School of DeVry University from 1994 to 2010.

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

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (2)
3.3	-	Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (5) (+)
10.5(a)	-	Second to Employment Agreement, dated July 21, 2010, between the Company and Joseph C. Muscari (29) (+)
10.6	-
Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, J. Michael Harley, D. Randy Harrison, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, Janet L. Walsh and William J.S. Wilkins (6) (+)

10.6(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, J. Michael Harley, D. Randy Harrison, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, Janet L. Walsh and William J.S. Wilkins (7) (+)

10.7	-
Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, J. Michael Harley, D. Randy Harrison, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, Janet L. Walsh and William J.S. Wilkins (8) (+)

10.7(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, J. Michael Harley, D. Randy Harrison, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, Janet L. Walsh and William J.S. Wilkins (9) (+)

10.8	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, J. Michael Harley, D. Randy Harrison, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, III, Janet L. Walsh and William J.S. Wilkins (10) (+)

10.9	-	Company Employee Protection Plan, as amended August 27, 1999 (11) (+)
10.10	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (12) (+)
10.11	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (13) (+)
10.12	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (14) (+)
10.12(a)	-	First Amendment to the Company Retirement Plan, effective as of January 1, 2008 (15) (+)
10.12(b)	-	Second Amendment to the Company Retirement Plan, dated December 22, 2008 (16) (+)
10.12(c)	-	Third Amendment to the Company Retirement Plan, dated October 9, 2009 (17) (+)
10.12(d)	-	Fourth Amendment to the Company Retirement Plan, dated December 11, 2009 (18) (+)
10.12(e)	-	Fifth Amendment to the Company Retirement Plan, dated December 18, 2009 (19) (+)
10.12(f)	-	Sixth Amendment to the Company Retirement Plan, dated December 17, 2010 (*) (+)
10.13	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2008 (20) (+)
10.14	-	Company Savings and Investment Plan, as amended and restated as of September 14, 2007 (21) (+)
10.14(a)	-	First Amendment to the Company Savings and Investment Plan, dated December 22, 2008 (22) (+)
10.14(b)	-	Second Amendment to the Company Savings and Investment Plan, dated December 18, 2009 (23) (+)
10.14(c)	-	Third Amendment to the Company Savings and Investment Plan, dated December 17, 2010 (*) (+)
10.15	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2008 (24) (+)
10.16	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (25)(+)
10.16(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (26) (+)
10.17	-	Company Retiree Medical Plan, effective as of January 1, 2011 (*)(+)
10.18	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (27)(+)
10.19	-
Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (28)

10.20	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24.0	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)

(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(5)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(6)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(7)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(8)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(10)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(11)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(13)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(14)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference to exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(16)	Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to exhibit 10.12(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(18)	Incorporated by reference to exhibit 10.12(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Incorporated by reference to exhibit 10.12(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(22)	Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated by reference to exhibit 10.14(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(24)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(25)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(26)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(28)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.
(29)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on July 27, 2010

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 25, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 25, 2011
Joseph C. Muscari	(principal executive officer)

/s/ Douglas T. Dietrich	Senior Vice President-Finance and	February 25, 2011
Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 25, 2011
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

*	Director	February 25, 2011
Paula H. J. Cholmondeley

*	Director	February 25, 2011
Robert L. Clark

*	Director	February 25, 2011
Duane R. Dunham

*	Director	February 25, 2011
Steven J. Golub

*	Director	February 25, 2011
Michael F. Pasquale

*	Director	February 25, 2011
John T. Reid

*	Director	February 25, 2011
William C. Stivers

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(thousands of dollars)

Assets	December 31,
	2010	2009

Current assets:
Cash and cash equivalents	$367,827	$310,946
Short-term investments, at cost which approximates market	16,707	8,940
Accounts receivable, less allowance for doubtful accounts:
2010 - $2,440; 2009 - $2,890	181,128	173,665
Inventories	86,464	82,483
Prepaid expenses and other current assets	23,446	24,679
Total current assets	675,572	600,713

Property, plant and equipment, less accumulated depreciation and depletion	332,797	359,378
Goodwill	67,156	68,101
Other assets and deferred charges	40,580	43,946
Total assets	$1,116,105	$1,072,138

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$4,611	$6,892
Current maturities of long-term debt	--	4,600
Accounts payable	80,728	74,513
Income taxes payable	6,606	--
Accrued compensation and related items	31,670	28,302
Restructuring liabilities	3,484	8,282
Other current liabilities	28,138	30,325
Total current liabilities	155,237	152,914

Long-term debt	92,621	92,621
Accrued pension and postretirement benefits	48,563	45,020
Other non-current liabilities	36,989	33,840
Total liabilities	333,410	324,395

Commitments and contingent liabilities (Notes 17 and 18)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 28,969,244 shares in 2010 and 28,881,689 shares in 2009	2,897	2,888
Additional paid-in capital	323,235	318,256
Retained earnings	899,211	836,062
Accumulated other comprehensive income (loss)	(3,590)	3,193
Less common stock held in treasury, at cost; 10,670,693
shares in 2010 and 10,141,073 shares in 2009	(466,230)	(436,238)
Total MTI shareholders' equity..................................................................................	755,523	724,161
Non-controlling interest ……………………………………………………………	27,172	23,582
Total shareholders’ equity	782,695	747,743
Total liabilities and shareholders' equity	$1,116,105	$1,072,138

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATION
(thousands of dollars, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$1,002,354	$907,321	$1,112,212
Cost of goods sold	793,161	751,503	891,738
Production margin	209,193	155,818	220,474

Marketing and administrative expenses	90,474	91,075	101,857
Research and development expenses	19,577	19,941	23,052
Impairment of assets	--	39,831	209
Restructuring and other costs	865	22,024	13,365

Income (loss) from operations	98,277	(17,053)	81,991

Interest income	2,765	2,874	4,905
Interest expense	(3,336)	(3,490)	(5,181)
Foreign exchange gains (losses)	324	(2,452)	1,694
Other income (deductions)	819	(3,019)	(1,142)
Non-operating income (deductions), net	572	(6,087)	276

Income (loss) from continuing operation before provision (benefit)
for taxes on income	98,849	(23,140)	82,267
Provision (benefit) for taxes on income	28,963	(5,387)	24,079
Income (loss) from continuing operations, net of tax	69,886	(17,753)	58,188
Income (loss) from discontinued operations, net of tax	--	(3,151)	10,282
Consolidated net income (loss)	69,886	(20,904)	68,470
Less: Net income attributable to non-controlling interests	(3,017)	(2,892)	(3,183)
Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$66,869	$(23,796)	$65,287

Earnings per share:
Basic:
Income (loss) from continuing operations attributable to MTI	$3.59	$(1.10)	$2.91
Income (loss) from discontinued operations attributable to MTI	--	(0.17)	0.54
Basic earnings (loss) per share attributable to MTI	$3.59	$(1.27)	$3.45

Diluted:
Income (loss) from continuing operations attributable to MTI	$3.58	$(1.10)	$2.90
Income (loss) from discontinued operations attributable to MTI	--	(0.17)	0.54
Diluted earnings (loss) per share attributable to MTI	$3.58	$(1.27)	$3.44

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,
	2010	2009	2008
Operating Activities
Consolidated net income (loss)	$69,886	$(20,904)	$68,470
Income (loss) from discontinued operations	--	(3,151)	10,282
Income (loss) from continuing operations	69,886	(17,753)	58,188

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	63,981	72,401	80,146
Impairment of assets	--	39,831	209
Pension settlement loss and amortization	--	18,833	11,293
Loss on disposal of property, plant and equipment	941	793	989
Deferred income taxes	1,772	(23,989)	(3,001)
Provision for bad debts	49	1,271	159
Stock-based compensation	5,860	5,780	4,952
Other non-cash items	189	--	--

Changes in operating assets and liabilities
Accounts receivable	(7,577)	(7,680)	9,060
Inventories	(3,713)	58,835	(35,595)
Prepaid expenses and other current assets	3,164	8,558	254
Pension plan funding	(8,466)	(8,642)	(3,180)
Accounts payable	6,351	5,455	3,959
Restructuring liabilities	(4,741)	1,442	(7,639)
Income taxes payable	6,829	2,090	4,333
Tax benefits related to stock incentive programs	136	42	1,696
Other	7,758	(778)	4,296
Net cash provided by continuing operations	142,419	156,489	130,119
Net cash provided by discontinued operations	--	4,340	4,092
Net cash provided by operations	142,419	160,829	134,211

Investing Activities
Purchases of property, plant and equipment	(34,518)	(26,591)	(31,027)
Purchases of short-term investments	(10,738)	(7,144)	(10,007)
Proceeds from sales of short-term investments	4,125	10,052	6,654
Proceeds from disposal of property, plant and equipment	39	838-	609
Net cash used in investing activities - continuing operations	(41,092)	(22,845)	(33,771)
Net cash provided by investing activities - discontinued operations	--	4,428	14,978
Net cash used in investing activities	(41,092)	(18,417)	(18,793)

Financing Activities
Repayment of long-term debt	(4,600)	(4,000)	(17,114)
Net issuance (repayment) of short-term debt	(1,331)	(8,249)	4,840
Purchase of common shares for treasury	(27,922)	--	(45,281)
Cash dividends paid	(3,720)	(3,743)	(3,782)
Proceeds from issuance of stock under option plan	1,086	172	11,538
Excess tax benefits related to stock incentive programs	53	12	610
Net cash used in financing activities	(36,434)	(15,808)	(49,189)

Effect of exchange rate changes on cash and cash equivalents	(8,012)	2,466	(13,338)

Net increase in cash and cash equivalents	56,881	129,070	52,891
Cash and cash equivalents at beginning of year	310,946	181,876	128,985
Cash and cash equivalents at end of year	$367,827	$310,946	$181,876

Non-cash Investing and Financing Activities:
Treasury stock purchases settled after year-end	$2,069	$--	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31,2007	$2,854	$294,367	$802,096	$45,365	$(393,509)	$22,119	$773,292

Comprehensive Income (loss):
Net income	--	--	65,287	--	--	3,183	68,470
Currency translation adjustment	--	--	--	(49,417)	--	(1,400)	(50,817)
Unamortized losses and prior service cost	--	--	--	(28,751)	--	--	(28,751)

Cash flow hedge:
Net derivative gains arising during the year	--	--	--	1,126	--	--	1,126
Reclassification adjustment	--	--	--	43	--	--	43
Total comprehensive income (loss)	--	--	65,287	(76,999)	--	1,783	(9,929)

Dividends declared	--	--	(3,782)	--	--	--	(3,782)
Dividends to non-controlling interests	--	--	--	--	--	(655)	(655)
Employee benefit transactions	29	11,509	--	--	--	--	11,538
Income tax benefit arising from employee
stock option plans	--	2,143	--	--	--	--	2,143
Stock-based compensation	--	4,953	--	--	--	--	4,953
Purchase of common stock for treasury	--	--	--	--	(42,729)	--	(42,729)
Balance as of December 31, 2008	$2,883	$312,972	$863,601	$(31,634)	$(436,238)	$23,247	$734,831

Comprehensive Income (loss):
Net income (loss)	--	--	(23,796)	--	--	2,892	(20,904)
Currency translation adjustment	--	--	--	23,479	--	873	24,352
Unamortized gains and prior service cost	--	--	--	12,789	--	--	12,789

Cash flow hedge:
Net derivative losses arising during the year	--	--	--	(1,548)	--	--	(1,548)
Reclassification adjustment	--	--	--	107	--	--	107
Total comprehensive income (loss)	--	--	(23,796)	34,827	--	3,765	14,796
Dividends declared			(3,743)				(3,743)
Dividends to non-controlling interests	--	--	--	--	--	(3,430)	(3,430)
Employee benefit transactions	5	322	--	--	--	--	327
Income tax benefit arising from employee
stock option plans	--	56	--	--	--	--	56
Stock-based compensation	--	4,906	--	--	--	--	4,906
Balance as of December 31, 2009	$2,888	$318,256	$836,062	$3,193	$(436,238)	$23,582	$747,743

Comprehensive Income (loss):
Net income	--	--	66,869	--	--	3,017	69,886
Currency translation adjustment	--	--	--	(9,195)	--	1,022	(8,173)
Unamortized gains and prior service cost	--	--	--	347	--	--	347

Cash flow hedge:
Net derivative gains arising during the year	--	--	--	2,020	--	--	2,020
Reclassification adjustment	--	--	--	45	--	--	45
Total comprehensive income (loss)	--	--	66,869	(6,783)	--	4,039	64,125
Dividends declared			(3,720)				(3,720)
Dividends to non-controlling interests	--	--	--	--	--	(449)	(449)
Employee benefit transactions	9	1,231	--	--	--	--	1,240
Income tax benefit arising from employee
stock option plans	--	189	--	--	--	--	189
Stock-based compensation	--	3,559	--	--	--	--	3,559
Purchase of common stock for treasury	--	--	--	--	(29,992)	--	(29,992)
Balance as of December 31, 2010	$2,897	$323,235	$899,211	$(3,590)	$(466,230)	$27,172	$782,695

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

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $16.7 million and $8.9 million at December 31, 2010 and 2009, respectively.

     Trade Accounts Receivable
     Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

     Inventories
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Additionally, items such as idle facility expense, excessive spoilage, freight handling costs, and re-handling costs are recognized as current period charges. The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility. Fixed overhead costs associated with idle capacity are expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Derivative Financial Instruments
     The Company records derivative financial instruments which are used to hedge certain foreign exchange risk at fair value on the balance sheet.  See Note 11 for a full description of the Company's hedging activities and related accounting policies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2010, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Subsequent events
     The Company has evaluated for subsequent events through February 25, 2011, which is the date of issuance of its financial statements.

     Noncontrolling Interests
     In 2009, the Company adopted the provisions of a standard issued by the Financial Accounting Standards Board (“FASB”) on Noncontrolling Interests.  The income statement was revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests and net income attributable solely to the Company.  Additionally, noncontrolling interests are considered a component of equity for all periods presented.  Prior year presentations have been restated to conform with the new statement.  All income attributable to noncontrolling interests for the periods presented was from continuing operations and there were no changes in MTI’s ownership interest.

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

     Net income (loss) for years ended 2010, 2009 and 2008 include $2.0 million, $2.2 million and $2.0 million pretax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of operations on the non-qualified stock options is $0.8 million, $0.9 million and $0.7 million for 2010, 2009 and 2008, respectively.

      The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2010 was approximately 8.8%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2010, 2009 and 2008 was $16.32, $11.86 and $19.11, respectively. The weighted average grant date fair value for stock options vested during 2010, 2009 and 2008 was $17.01, $20.15 and $21.12, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.1 million and $5.9 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected life (years)	6.3	6.3	6.3
Interest rate	2.92%	1.87%	2.50%
Volatility	28.80%	28.01%	25.20%
Expected dividend yield	0.41%	0.50%	0.34%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsi Value (in thousands)
Balance January 1, 2009	787,530	$52.54
Granted	141,140	49.12
Exercised	(31,697)	44.88
Canceled	(76,943)	54.42
Balance December 31, 2010	820,030	$52.11	6.28	$10,917

Exercisable, December 31, 2010	550,715	$54.54	4.99	$5,991

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $65.41 as of the last business day of the period ended December 31, 2010 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2010, 2009 and 2008 was $16.06, $18.50 and $22.47 per share, respectively.  As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2010 is as follows:
	Shares	Weighted Average Exercise Price Per Share
Nonvested options outstanding at December 31, 2009	321,517	$49.96
Options granted	141,140	49.12
Options vested	(148,130)	52.78
Options forfeited …	(45,212)	53.90
Nonvested options outstanding, December 31, 2010	269,315	$47.13

     The following table summarizes additional information concerning options outstanding at December 31, 2010:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/10	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted Average Exercise Price
$34.825	-	$44.360	167,291	7.7	$39.59	61,871	$39.12
$46.625	-	$54.225	398,704	4.9	$50.84	263,464	$51.72
$55.870	-	$69.315	254,035	6.2	$62.35	225,380	$62.08
$34.825	-	$69.315	820,030	6.3	$52.11	550,715	$54.54

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan").  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 78,320 shares, 101,400 shares and 68,600 shares for the periods ended December 31, 2010, 2009 and 2008, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2010, there was unrecognized stock-based compensation related to restricted stock of $3.9 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $3.8 million, $4.2 million and $3.6 million for the periods ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company recorded reversals of $0.1 million, $0.6 million and $0.1 million for periods ended December 31, 2010, 2009 and 2008, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 59,087 restricted stock shares that vested as of December 31, 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the restricted stock activity for the Plan:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2009	188,718	$50.16
Granted	78,320	$49.13
Vested	(59,087)	$54.43
Canceled	(57,681)	$52.12
Unvested balance at December 31, 2010	150,270	$47.19

Note 3.   Earnings Per Share (EPS)

(thousands, except per share amounts)	2010	2009	2008
Basic EPS
Income (loss) from continuing operations attributable to MTI	$66,869	$(20,645)	$55,005
Income (loss) from discontinued operations attributable to MTI	--	(3,151)	10,282
Net income (loss) attributable to MTI	$66,869	$(23,796)	$65,287

Weighted average shares outstanding	18,614	18,724	18,893

Basic earnings (loss) per share from continuing operations attributable to MTI	$3.59	$(1.10)	$2.91
Basic earnings (loss) per share from discontinued operations attributable to MTI	--	(0.17)	0.54
Basic earnings (loss) per share attributable to MTI	$3.59	$(1.27)	$3.45

Diluted EPS	2010	2009	2008
Income (loss) from continuing operations attributable to MTI	$66,869	$(20,645)	$55,005
Income (loss) from discontinued operations attributable to MTI	--	(3,151)	10,282
Net income (loss) attributable to MTI	$66,869	$(23,796)	$65,287

Weighted average shares outstanding	18,614	18,724	18,893
Dilutive effect of stock options	79	--	90
Weighted average shares outstanding, adjusted	18,693	18,724	18,983

Diluted earnings (loss) per share from continuing operations	$3.58	$(1.10)	$2.90
Diluted earnings (loss) per share from discontinued operations	--	(0.17)	0.54
Diluted earnings (loss) per share	$3.58	$(1.27)	$3.44

     Options to purchase 96,801 shares, 322,933 shares and 603,828 shares of common stock for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Additionally, the weighted average diluted common shares outstanding for the year ended December 31, 2009 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive.  Approximately, 55,000 common share equivalents were not included in the computation of diluted earnings per share for the period ended December 31, 2009 as they would be anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for all prior periods presented have been reclassified to reflect these businesses in discontinued operations.

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations for fiscal years ended December 31, 2009 and 2008. There were no discontinued operations in the fiscal year ended December 31, 2010.  The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

Thousands of Dollars	2009	2008

Net sales	$15,600	$23,148

Production margin	1,148	3,278

Expenses	582	850
Impairment of assets	5,778	--
Restructuring and other costs	--	74
Gain on sale of assets	239	13,897

Income (loss) from operations	$(4,973)	$16,251

Other income	--	--

Foreign currency translation
loss from liquidation of investment	--	--

Provision (benefit) for taxes on income	(1,822)	5,969

Income (loss) from discontinued operations, net of tax	$(3,151)	$10,282

Note 5.   Income Taxes

     Income (loss) from continuing operations before provision (benefit) for taxes and discontinued operations by domestic and foreign source is as follows:

Thousands of Dollars	2010	2009	2008
Domestic	$49,484	$(29,766)	$36,512
Foreign	49,365	6,626	45,755
Income (loss) from continuing operations before provision (benefit) for income taxes	$98,849	$(23,140)	$82,267

The provision (benefit) for taxes on income consists of the following:

Thousands of Dollars	2010	2009	2008

Domestic
Taxes currently payable

Federal	$12,287	$7,628	$10,199
State and local	1,861	68	2,090
Deferred income taxes	411	(23,722)	(724)
Domestic tax provision (benefit)	14,559	(16,026)	11,565
Foreign
Taxes currently payable	13,043	10,906	14,791
Deferred income taxes	1,361	(267)	(2,277)
Foreign tax provision (benefit)	14,404	10,639	12,514

Total tax provision (benefit)	$28,963	$(5,387)	$24,079

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentages	2010	2009	2008

U.S. statutory tax rate	35.0%	(35.0)%	35.0%
Depletion	(3.8)	(13.9)	(4.2)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(3.1)	4.3	(4.6)
Change in Mexican law………………………………	0.3	6.4
State and local taxes, net of Federal tax benefit	1.2	(12.1)	1.3
Tax credits and foreign dividends	(0.1)	(1.4)	(0.5)
Decrease in valuation allowance	(0.1)	27.0	0.3
Impact of uncertain tax positions…………………….	(1.5)	0.1	0.9
Other	1.4	1.3	1.1
Consolidated effective tax rate	29.3%	(23.3)%	29.3%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2010	2009

Deferred tax assets:
State and local taxes	$--	$1,827
Accrued expenses	13,890	10,926
Net operating loss carry forwards	10,725	10,397
Pension and post-retirement benefits costs	19,857	19,791
Other	10,990	21,176
Valuation allowance.	(6,276)	(6,477)
Total deferred tax assets	$49,186	$57,640

     In 2009, there was a decrease in deferred tax assets of $6.2 million due to the establishment of valuation allowances primarily in China, Japan, Mexico, and the United Kingdom.  These allowances were established as a result of restructuring activities as it is more likely than not that the deferred tax assets associated with the restructuring would not be recognized as they relate to these entities.

Thousands of Dollars	2010	2009

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$6,203	$13,534
Intangible assets	10,527	9,218
Mexican tax recapture	1,549	1,476
Other	2,000	4,911
Total deferred tax liabilities	20,279	29,139
Net deferred tax (assets) liabilities	$(28,907)	$(28,501)

     The current and long-term portion of net deferred tax (assets) liabilities is as follows:

Thousands of Dollars	2010	2009

Net deferred tax assets, current	$(8,378)	$(6,745)
Net deferred assets, long term	(20,529)	(21,756)
	$(28,907)	$(28,501)

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.  The long-term portion of the net deferred tax assets are included in other assets and deferred charges.

     The Company has $6.3 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $2.4 million expire over the next 20 years, and $3.9 million can be utilized over an indefinite period.

     On December 31, 2010, the Company had $6.5 million of total unrecognized tax benefits. Included in this amount were a total of $4.4 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:

(Thousands of Dollars)	2010	2009

Balance as of January 1,	$8,496	$10,948
Increases related to current year positions	329	723
Increases (decreases) related to new judgments	--	(877)
Decreases related to audit settlements and statute expirations	(2,234)	(2,315)
Other	(118)	17
Balance as of December 31,	$6,473	$8,496

     The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of $0.7 million of interest and penalties during 2010 and had a total accrued balance on December 31, 2010 of $1.7 million.

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

     Net cash paid for income taxes were $24.9 million, $14.1 million and $19.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

     The Company has not provided for U.S. federal and foreign withholding taxes on $217.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2010 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $217.9 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $28.6 million.

Note 6.   Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2010	2009

Raw materials	$34,862	$32,838
Work in process	6,448	6,065
Finished goods	25,757	24,412
Packaging and supplies	19,397	19,168
Total inventories	$86,464	$82,483

Note 7.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2010	2009

Land	$27,334	$25,572
Quarries/mining properties	39,596	39,596
Buildings	144,348	141,997
Machinery and equipment	918,450	905,104
Construction in progress	13,438	16,874
Furniture and fixtures and other	95,256	94,567
	1,238,422	1,223,710
Less: Accumulated depreciation and depletion	(905,625)	(864,332)
Property, plant and equipment, net	$332,797	$359,378

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Depreciation and depletion expense for the years ended December 31, 2010, 2009 and 2008 was $61.2 million, $69.0 million and $76.2 million, respectively.

Note 8.   Restructuring Costs

2007 Restructuring Program

    In the third quarter of 2007, as a result of a change in management and deteriorating financial performance, the Company conducted an in-depth review of all its operations and developed a new strategic focus. The Company initiated a plan to realign its business operations to improve profitability and increase shareholder value by exiting certain businesses and consolidating some product lines. As part of this program, the Company reduced its workforce by approximately 7 percent to better control operating expenses and to improve efficiencies and recorded a pre-tax charge of $16.0 million for restructuring and other exit costs during the second half of 2007. This charge consists of severance and other employee benefit costs of $13.5 million, contract termination costs of $1.8 million and other exit costs of $0.7 million. Additional restructuring costs of $9.5 million were recorded in 2008 related to this program, including a pension settlement loss of approximately $6.8 million related to the distribution of benefits to terminated employees. The restructuring resulted in a total workforce reduction of approximately 250, which was completed as of December 31, 2009.

      A reconciliation of the restructuring liability for this program, as of December 31, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of December 31, 2010
Severance and other employee benefits	$0.1	$--	$(0.1)	$--
Contract termination costs	1.6	--	(0.3)	1.3
	$1.7	$--	$(0.4)	$1.3

      Approximately $0.4 million and $1.6 million in severance payments were paid in 2010 and 2009, respectively.  A restructuring liability of $1.3 million remains at December 31, 2010.  Such amounts will be funded from operating cash flows.

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

     A reconciliation of the restructuring liability for this program, as of December 31, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Balance as of December 31, 2010
Severance and other employee benefits	$0.1	--	(0.1)	--
	$0.1	$--	$(0.1)	$--

    Approximately $0.1 million and $4.2 million in severance payments were paid in 2010 and 2009, respectively. This program was completed in 2010.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the restructuring liability for this program, as of December 31, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of December 31, 2010
Severance and other employee benefits	$5.0	$0.5	$(3.5)	$--	$2.0
Contract termination costs	0.4	(0.4)	--	--	--
Other exit costs	0.1	--	--	(0.1)	--
	$5.5	$0.1	$(3.5)	$(0.1)	$2.0

     The liability of $2.0 million will be paid from cash flows from operations, and the program is expected to be completed by the second half of 2011.

Other Restructuring

     In the fourth quarter of 2009, the Company recorded restructuring charges for the shutdown of its Franklin, Va. satellite facility in connection with the announced closure of the paper mill at that location.

    A reconciliation of the restructuring liability for this closure, as of December 31, 2010, is as follows:

(millions of dollars)	Balance as of December 31, 2009	Additional Provisions	Cash Expenditures	Other	Balance as of December 31, 2010
Severance and other employee benefits	$0.1	$--	$--	$--	$0.1
Contract termination costs	0.9	--	--	(0.9)	--
Other exit costs	0.0	0.8	(0.8)	--	--
	$1.0	$0.8	$(0.8)	$(0.9)	$0.1

     The remaining liability of $0.1 million will be funded from cash flows from operations, and the program is expected to be completed in 2011.

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

     In the second quarter of 2009, the Company initiated a restructuring program to improve efficiencies through the consolidation of operations and rationalization of certain product lines, and through the reduction of costs. As part of this program, the Company consolidated its Old Bridge, New Jersey operation into Bryan, Ohio and Baton Rouge, Louisiana, in order to improve operational efficiencies and reduce logistics for key raw materials, which resulted in an impairment of assets charge of $4.3 million; rationalized its North American specialty shapes product line resulting in an impairment of assets charge of $1.5 million; rationalized some of its European operations resulting in an impairment of assets charge of $2.2 million; recorded further impairment charges of $10.0 million related to its Asian refractory operations as a result of continued difficulties in market penetration and plans to consolidate its Asian operations and actively seek a regional alliance to aid in marketing its high value products; recognized impairment charges for refractory application equipment in North America of $3.7 million and Europe of $3.3 million due to customer underutilized assets under depressed volume conditions; recognized an impairment of $6.5 million related to the Company's PCC facility in Millinocket, Maine, which has been idle since September 2008 and where the start-up of the satellite facility became unlikely. As a result of this realignment, the Company recorded an impairment of assets charge of $37.5 million.

     In the fourth quarter of 2009, the Company recorded an impairment of assets charge of $2.0 million for its satellite facility in Franklin, Virginia, due to the announced closure of the host mill at that location.

     The following table reflects the major components of the impairment of assets charge recorded in 2009:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of assets:
(millions of dollars)	2009	Remaining Carrying Value Upon Impairment of Assets
Americas Refractories	$9.5	$0.3
European Refractories	11.8	0.8
Asian Refractories	10.0	11.6
North America Paper PCC	8.5	--
Total impairment	$39.8	$12.7

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

     The Company expected to realize annualized pre-tax depreciation savings of approximately $5 million related to the write-down of fixed assets. The Company recognized approximately $5.0 million and $2.4 million in depreciation savings in 2010 and 2009, respectively associated with this program.

     During the fourth quarter of 2008, the Company recorded an impairment of assets of $0.2 million for the closure of its satellite facility at Dryden, Canada.

Note 10.  Goodwill and Other Intangible Assets

     The carrying amount of goodwill was $67.2 million and $68.1 million as of December 31, 2010 and December 31, 2009, respectively. The net change in goodwill since December 31, 2009 was attributable to the effects of foreign exchange.

     Acquired intangible assets subject to amortization included in other assets and deferred charges as of December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010		December 31, 2009
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.5	$6.2	$3.1
Customer lists	2.7	1.2	2.7	1.1
	$8.9	$4.7	$8.9	$4.2

       The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.5 million, $0.9 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated amortization expense is $0.6 million for each of the next five years through 2015.

     Included in other assets and deferred charges is an additional intangible asset of approximately $1.3 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at eight satellite PCC facilities. In addition, a current portion of $0.7 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $1.0 million, $1.5 million and $1.8 million was amortized in 2010, 2009 and 2008, respectively. Estimated amortization as a reduction of sales is as follows: 2011 - $0.7 million; 2012 - $0.4 million; 2013 - $0.4 million; 2014 - $0.4 million; 2014 - $0.1 million.

Note 11.   Derivative Financial Instruments and Hedging Activities

     The Company is exposed to foreign currency exchange rate fluctuations. As part of its risk management strategy, the Company uses forward exchange contracts (FEC) to manage its exposure to foreign currency risk on certain raw material

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Based on established criteria, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 13 open foreign exchange contracts as of December 31, 2010.

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

Note 12.  Short-term Investments

     The composition of the Company's short-term investments are as follows:

(in millions of dollars)	2010	2009
Short-term Investments

Short-term bank deposits	$16.7	$8.9

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2010.

Note 13:  Fair Value of Financial Instruments

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 2010, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates and certain investment in money market funds. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.  The fair values of investments in money market funds are determined by quoted prices in active markets and are categorized as level 1. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3 and there were no transfers in or out of Level 3 during the year ended December 31, 2010. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

     The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

(in millions of dollars)	Assets (Liabilities) at Fair Value as of December 31, 2010
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$2.6	$--
Money market funds	$172.1	$--	$--
Total	$172.1	$2.6	$--

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2009

(in millions of dollars)	Assets (Liabilities) at Fair Value as of December 31, 2009
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$(0.8)	$--
Money market funds	$122.6	$--	$--
Total	$122.6	$(0.8)	$--

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2010, the Company had open foreign exchange contracts with a financial institution to purchase approximately $3.2 million of foreign currencies. These contracts range in maturity from January 2011 to July 2011. The fair value of these instruments was a liability of $0.2 and $0.1 million, respectively, at both December 31, 2010 and December 31, 2009.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe.  These contracts mature in October 2013.  The fair value of these instruments at December 31, 2010 was an asset of $2.7 million. The fair value of these instruments at December 31, 2009 was a liability of $0.6 million.

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

     The Company's bad debt expense for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $1.3 million and $0.2 million, respectively.

Note 15.  Long-Term Debt and Commitments

     The following is a summary of long term debt:

(thousands of dollars)	Dec. 31, 2010	Dec. 31, 2009

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25,000	25,000
Economic Development Authority Refunding
Revenue Bonds Series 1999 Due 2010	--	4,600
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations
Due 2013	1,421	1,421
Total	92,621	97,221
Less: Current maturities	--	4,600
Long-term debt	$ 92,621	$ 92,621

     The Economic Development Authority Refunding Revenue Bonds due 2010 were issued on February 23, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Eastover, South Carolina.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option. The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.45% and 0.70% for the years ended December 31, 2010 and 2009, respectively.  These bonds were repaid in September 2010.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.45% and 0.70% for the years ended December 31, 2010 and 2009, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama.  The bonds bear interest at either a variable rate or fixed rate at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.45% and 0.70% for the years ended December 31, 2010 and 2009, respectively.

          On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. The remaining principal payment of $1.4 million will be made in 2013.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating
Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2010 and December 31, 2009 was 0.79% and 1.36%, respectively. The principal payment for both tranches is due on October 5, 2013.

     The aggregate maturities of long-term debt are as follows: 2011 - $-- million; 2012 - $8.0 million; 2013 - $76.4 million; 2014 - $8.2 million; 2015 - $-- million; thereafter - $---- million.

     The Company had available approximately $184.5 million in uncommitted, short-term bank credit lines, of which $4.3 million was in use at December 31, 2010.

     Short-term borrowings as of December 31, 2010 and 2009 were $4.6 million and $6.9 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2010 and 2009 was 3.27% and 3.39%, respectively.

     During 2010, 2009 and 2008, respectively, the Company incurred interest costs of $3.5 million, $3.7 million and $5.3 million including $0.2 million, $0.2 million and $0.1 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2010 and 2009 is as follows:

     Obligations and Funded Status

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$210.2	$184.7	$13.2	$41.9
Service cost	6.6	7.1	0.7	1.1
Interest cost	11.5	11.3	0.8	1.5
Actuarial (gain) loss	10.9	23.6	1.4	(1.4)
Benefits paid	(11.4)	(3.8)	(0.5)	(1.3)
Plan amendments	--	--	--	(29.0)
Settlements	--	(16.3)	--	--
Foreign exchange impact	(1.7)	3.5	--	--
Other	0.4	0.1	--	0.4
Benefit obligation at end of year	$226.5	$210.2	$15.6	$13.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2010	2009	2010	2009

Change in plan assets
Fair value of plan assets beginning of year	$176.7	$173.5	$--	$--
Actual return on plan assets	19.9	12.2	--	--
Employer contributions	8.0	7.8	0.5	0.9
Plan participants' contributions	0.4	0.4	--	0.4
Benefits paid	(11.9)	(3.8)	(0.5)	(1.3)
Settlements	--	(16.6)	--	--
Foreign exchange impact	(1.5)	3.2	--	--
Fair value of plan assets at end of year	$191.6	$176.7	$--	$--

Funded status	$(34.9)	$(33.5)	$(15.6)	$(13.2)

    Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2010	2009	2010	2009

Non-current asset	$0.1	$--	$--	$--
Current liability	(0.5)	(0.4)	(1.5)	(1.3)
Non-current liability	(34.5)	(33.1)	(14.1)	(11.9)
Recognized liability	$(34.9)	$(33.5)	$(15.6)	$(13.2)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2010	2009	2010	2009

Net actuarial loss	$58.8	$62.2	$2.8	$2.2
Prior service cost	3.8	4.7	(13.6)	(15.4)
Amount recognized end of year	$62.6	$66.9	$(10.8)	$(13.2)

     The accumulated benefit obligation for all defined benefit pension plans was $206.0 million and $188.4 million at December 31, 2010 and 2009, respectively.

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Current year actuarial gain (loss)	$(2.0)	$(0.8)
Amortization of actuarial loss	5.5	0.2
Amortization of prior service credit(gain) loss	0.8	(1.8)
Total recognized in other comprehensive income	$(4.3)	$(2.4)

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-retirement Benefits
Millions of Dollars	2010	2009	2008	2010	2009	2008
Service cost	$6.6	$7.1	$7.1	$0.7	$1.1	$2.1
Interest cost	11.5	11.3	11.1	0.8	1.5	2.4
Expected return on plan assets	(12.6)	(12.5)	(17.5)	--	--	--
Amortization of prior service cost	1.4	2.1	1.5	(3.1)	(1.6)	0.6
Recognized net actuarial loss	8.4	7.3	2.3	0.4	0.2	0.2
Settlement /curtailment loss	--	9.4	7.1	--	--	--
Net periodic benefit cost	$15.3	$24.7	$11.6	$(1.2)	$1.2	$5.3

     Unrecognized prior service cost is amortized over the average remaining service period of each active employee.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The 2011 estimated amortization of amounts in other comprehensive income are as follows:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Amortization of prior service cost	$1.3	$(3.1)
Amortization of net loss	8.1	0.3
Total costs to be recognized	$9.4	$(2.8)

Additional Information
     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Discount rate	5.75%	6.00%	6.30%
Expected return on plan assets	7.40%	7.15%	8.00%
Rate of compensation increase	3.50%	3.20%	3.50%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Discount rate	5.70%	5.70%	6.20%
Rate of compensation increase	3.20%	3.20%	3.50%

     For 2010, 2009 and 2008, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension assets was approximately 7% in 2010, 7% in 2009 and (19%) in 2008.

     The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2009, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

     The Company's pension plan weighted average asset allocation percentages at December 31, 2010 and 2009 by asset category are as follows:
Asset Category	2010	2009

Equity securities	69.3%	46.2%
Fixed income securities	28.4%	50.9%
Real estate	0.1%	0.1%
Other	2.2%	2.8%
Total	100.0%	100.0%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's pension plan fair values at December 31, 2010 and 2009 by asset category are as follows:

Million of Dollars
Asset Category	2010	2009

Equity securities	$132.7	$81.6
Fixed income securities	54.5	89.9
Real estate	0.2	0.2
Other	4.2	5.0
Total	$191.6	$176.7

During 2008, due to the economic crisis, the assets for all of the U.S. pension plans were moved to fixed income securities.  During 2009, the Company began a program of systematically moving funds back into equities.  The Company has since rebalanced its investment portfolio to adhere to its long-term investment strategy.

     The following table presents domestic and foreign pension plan assets information at December 31, 2010, 2009 and 2008 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
Millions of Dollars	2010	2009	2008	2010	2009	2008
Fair value of plan assets	$138.1	$126.4	$132.8	$53.5	$50.3	$40.7

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2010:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2010
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$107.0	--	--	$107.0
Non-US equities	25.7	--	--	25.7

Fixed Income Securities
Government treasuries	--	--	--
Corporate debt instruments	30.7	23.8	--	54.5

Real estate and otherReal estate and other
Real estate	--	--	0.2	0.2
Other	--	--	4.2	4.2
Total Assets	$163.4	$23.8	$4.4	$191.6

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Contributions
     The Company expects to contribute $9 million to its pension plans and $1.5 million to its other postretirement benefit plan in 2011.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2011	$9.7	$1.6
2012	$10.6	$1.4
2013	$12.4	$1.2
2014	$13.7	$1.2
2015	$14.8	$1.2
2016-2020 $	$88.6	$6.2

Investment Strategies

      The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target of an average long-term rate of return of 7.4%. While we believe we can achieve a long-term average rate of return of 7.4%, we can not be certain that the portfolio will perform to our expectations. From inception through October 31, 2008, assets were strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company's long-term investment strategy has an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities. The Company's 16-year average rate of return on assets through December 31, 2010 was over 9% on its investment assets despite the significant losses realized in 2008. During the fourth quarter of 2008, the Company adopted a capital conservation strategy as a result of the severe market volatility experienced in the latter part of 2008. As part of this strategy, the Company temporarily invested its pension assets in fixed income securities due to the uncertainty in the markets but has not changed its long-term investment strategy. During the third quarter 2009, we began a program of systematically moving funds back into equities. As of December 31, 2010, the Company had approximately 70% of its pension assets in equity securities and 30% in fixed income securities.

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.7 million, $2.7 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes 17.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $6.0 million, $6.7 million and $7.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2011 through 2015 and in aggregate thereafter are approximately $5.2 million, $2.6 million, $2.2 million, $2.0 million, $1.8 million, respectively, and $10.7 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $1.7 million at December 31, 2010.

     Total future minimum payments to be received under direct financing leases for each of the years 2011 through 2015 and the aggregate thereafter are approximately: $3.5 million, $1.8 million, $1.2 million, $0.9 million, $0.8 million and $0.9 million thereafter.

Note 18.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 27 pending asbestos cases.  To date, 1,160 silica cases and 5 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") at a portion of the site. The following is the present status of the remediation efforts:

•
Building Decontamination. We have completed the investigation of building contamination and submitted several reports characterizing the contamination. We are awaiting review and approval of these reports by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process required by the regulations.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010.  The amended Order required the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010, which the Company installed in 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of December 31, 2010.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 19.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 18,298,551 shares and 18,740,616 shares were outstanding at December 31, 2010 and 2009, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $3.7 million or $0.20 per common share were paid during 2010. In January 2011, a cash dividend of approximately $0.9 million or $0.05 per share, was declared, payable in the first quarter of 2011.

Stock Award and Incentive Plan

     The Company has adopted its 2001 Stock Award and Incentive Plan (the “Plan”), which provides for grants of incentive and non-qualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

     The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Stock
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2008	575,404	839,715	$50.51	133,533	$58.98
Granted	(180,900)	112,300	64.47	68,600	64.06
Exercised/vested	--	(261,460)	43.97	(28,267)	56.45
Canceled	41,346	(28,774)	57.90	(12,572)	58.30
Balance December 31, 2008	435,850	661,781	55.14	161,294	61.63
Granted	(280,600)	179,200	39.84	101,400	39.65
Authorized ……………………………	800,000	--	--	--	--
Exercised/vested……………………….	--	(7,532)	35.63	(41,020)	60.35
Canceled	78,875	(45,919)	43.14	(32,956)	61.30
Balance December 31, 2009	1,034,125	787,530	$52.54	188,718	$50.16
Granted…………………………………	(219,460)	141,140	49.12	78,320	49.13
Exercised/vested……………………….	--	(31,697)	44.88	(59,087)	54.43
Canceled	134,624	(76,943)	54.42	(57,681)	52.12
Balance December 31, 2010	949,289	820,030	$54.54	150,270	$47.19

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss):

(Millions of Dollars)	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$81.7	$(36.2)	$(0.1)	$45.4
Current year net change	(49.4)	(28.8)	1.2	(77.0)

Balance at December 31, 2008	32.3	(65.0)	1.1	(31.6)
Current year net change	23.4	12.8	(1.4)	34.8

Balance at December 31, 2009	$55.7	$(52.2)	$(0.3)	$3.2
Current year net change	(9.2)	0.3	2.1	(6.8)

Balance at December 31, 2010	$46.6	$(51.9)	$1.7	$(3.6)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $1.9 million, $10.0 million and $(18.0) million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 21.  Accounting for Asset Retirement Obligations

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2010 and 2009:

(Millions of Dollars)	2010	2009
Asset retirement liability, beginning of period	$14.0	$13.0
Accretion expense	0.8	0.7
Additional obligations	0.1	--
Payments	(0.1)	--
Foreign currency translation	(0.1)	0.3
Asset retirement liability, end of period	$14.7	$14.0

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $14.3 million is included in other non-current liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Operations.

Note 22.  Non-Operating Income and Deductions

(Millions of dollars)	Year Ended December 31,
	2010	2009	2008
Interest income	$2.7	$2.9	$4.9
Interest expense	(3.3)	(3.5)	(5.2)
Foreign exchange gains (losses)	0.3	(2.4)	1.7
Foreign currency translation loss upon liquidation	--	(2.3)	--
Gain on sale of previously impaired assets	0.2	--	--
Settlement for customer contract terminations	0.8	--	--
Other income (deductions)	(0.1)	(0.8)	(1.1)
Non-operating income (deductions), net	$0.6	$(6.1)	$0.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Segment information for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$665.0	$337.4	$1,002.4
Income from operations	74.7	28.0	102.7
Restructuring and other charges	0.5	0.3	0.8
Depreciation, depletion and amortization	52.6	11.4	64.0
Segment assets	585.7	340.5	926.2
Capital expenditures	23.3	8.2	31.5

	2009
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$628.4	$278.9	$907.3
Income (loss) from operations	34.2	(48.8)	(14.6)
Impairment of assets	8.5	31.3	39.8
Restructuring and other charges	11.5	10.5	22.0
Depreciation, depletion and amortization	58.5	13.9	72.4
Segment assets	631.7	326.2	957.9
Capital expenditures	19.1	5.6	24.7

	2008
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$716.4	$395.8	$1,112.2
Income from operations	57.0	26.3	83.3
Impairment of assets	0.2	--	0.2
Restructuring and other charges	7.7	5.7	13.4
Depreciation, depletion and amortization	64.3	15.8	80.1
Segment assets	632.4	396.1	1,028.5
Capital expenditures	18.2	11.5	29.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(Millions of Dollars)
Income (loss) from continuing operations before
provision (benefit) for taxes:	2010	2009	2008
Income (loss) from operations for reportable segments	$102.7	$(14.6)	$83.3
Unallocated corporate expenses	(4.5)	(2.5)	(1.3)
Interest income	2.7	2.9	4.9
Interest expense	(3.3)	(3.5)	(5.2)
Other income (deductions)	1.2	(5.4)	0.6
Income (loss) from continuing operations before provision (benefit) for taxes	$98.8	$(23.1)	$82.3

Total assets	2010	2009	2008
Total segment assets	$926.2	$957.9	$1,028.5
Corporate assets	189.9	114.2	39.1

Consolidated total assets	$1,116.1	$1,072.1	$1,067.6

Capital expenditures	2010	2009	2008
Total segment capital expenditures	$31.5	$24.7	$29.7
Corporate capital expenditures	3.0	1.9	1.3
Consolidated total capital expenditures	$34.5	$26.6	$31.0

     The carrying amount of goodwill by reportable segment as of December 31, 2010 and December 31, 2009 was as follows:

	Goodwill
(Millions of Dollars)	December 31, 2010	December 31, 2009
Specialty Minerals	$13.8	$14.1
Refractories	53.3	54.0
Total	$67.1	$68.1

     The net change in goodwill since December 31, 2009 is attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:

(Millions of Dollars)
Net Sales	2010	2009	2008
United States	$534.3	$478.4	$586.5

Canada/Latin America	68.9	60.2	83.8
Europe/Africa	288.4	283.9	352.7
Asia	110.8	84.8	89.2
Total International	468.1	428.9	525.7

Consolidated total net sales	$1,002.4	$907.3	$1,112.2

(Millions of Dollars)
Long-lived assets	2010	2009	2008
United States	$239.9	$253.5	$296.9

Canada/Latin America	14.9	13.5	13.3
Europe/Africa	89.9	105.7	130.4
Asia	59.4	59.5	67.1
Total International	164.2	178.7	210.8

Consolidated total long-lived assets	$404.1	$432.2	$507.7

 Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's sales by product category are as follows:

Millions of Dollars	2010	2009	2008
Paper PCC	$496.6	$484.6	$547.2
Specialty PCC	58.0	50.1	58.5
Talc	44.0	32.3	35.9
GCC	66.4	61.4	74.8
Refractory Products	264.5	225.4	320.8
Metallurgical Products	72.9	53.5	75.0

Net sales	$1,002.4	$907.3	$1,112.2

Note 24.  Quarterly Financial Data (unaudited)

     The financial information for all periods presented has been reclassified to reflect discontinued operations. See Note 4 to the Consolidated Financial Statements for further information.

Millions of Dollars, Except Per Share Amounts

2010 Quarters	First	Second	Third	Fourth
Net Sales by Major Product Line
PCC	$145.1	$138.4	$136.8	$134.3
Processed Minerals	27.0	29.8	29.3	24.3
Specialty Minerals Segment	172.1	168.2	166.1	158.6
Refractories Segment	81.4	87.6	83.7	84.7

Net sales	253.5	255.8	249.8	243.3
Gross profit	51.4	55.0	52.2	50.6

Income from operations	23.1	27.5	25.0	22.8
Income continuing operations, net of tax	16.1	19.6	17.5	16.7
Noncontrolling Interests	(0.7)	(0.7)	(0.8)	(0.8)
Net income (loss) attributable to MTI	$15.4	$19.0	$16.7	$15.8
Earnings per share:
Basic:
Earnings per share
from continuing operations attributable to MTI	$0.82	$1.01	$0.90	$0.86
Earnings per share
discontinued operations attributable to MTI	--	--	--	--
Basic earnings per share attributable to MTI	$0.82	$1.01	$0.90	$0.86

2010 Quarters	First	Second	Third	Fourth
Diluted:
Earnings per share
from continuing operations	$0.82	$1.01	$0.90	$0.85
Earnings per share
from discontinued operations	--	--	--	--
Diluted earnings per share	$0.82	$1.01	$0.90	$0.85

Market price range per share of common stock:
High	$56.05	$59.53	$59.68	$66.81
Low	$46.36	$46.90	$45.73	$56.43
Close	$52.30	$46.90	$58.65	$65.41

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$123.1	$127.7	$137.5	$146.4
Processed Minerals	20.5	24.3	25.0	23.9
Specialty Minerals Segment	143.6	152.0	162.5	170.3
Refractories Segment	64.7	56.6	71.8	85.8

Net sales	208.3	208.6	234.3	256.1

Gross profit	33.2	32.4	44.0	46.2

Income from operations	7.3	(41.6)	12.8	4.5
Income from continuing operations, net of tax….	5.1	(36.5)	9.5	4.1
Income from discontinued operations, net of tax..	(0.1)	(3.5)	0.3	0.1
Noncontrolling interests	(0.8)	(0.9)	(0.9)	(0.2)
Net income attributable to MTI…..	$4.2	$(40.9)	$8.9	$4.0

Earnings per share:
Basic:
Earnings per share
from continuing operations attributable to MTI	$0.23	$(1.99)	$0.46	$0.20
Earnings per share
from discontinued operations attributable to MTI	(0.01)	(0.19)	0.01	0.01
Basic earnings per share attributable to MTI	$0.22	$(2.18)	$0.47	$0.22

Diluted:
Earnings per share
from continuing operations attributable to MTI	$0.23	$(1.99)	$0.46	$0.21
Earnings (loss) per share
from discontinued operations attributable to MTI	(0.01)	(0.19)	0.01	0.01
Diluted earnings (loss) per share attributable to MTI	$0.22	$(2.18)	$0.47	$0.22

Market price range per share of common stock:
High	$42.10	$42.82	$50.87	$56.39
Low	$26.76	$31.41	$35.87	$45.85
Close	$32.05	$36.78	$47.52	$54.47

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mineral Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2011

Management's Report On Internal Control Over Financial Reporting

     Management of Minerals Technologies Inc. is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

     The Company assessed its internal control system as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2010, its system of internal control over financial reporting was effective.

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

/s/	Joseph C. Muscari Chairman of the Board and Chief Executive Officer	/s/	Douglas T. Dietrich Senior Vice President, Finance and Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 25, 2011

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2010
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,890	$49	$(499)	$2,440

Year ended December 31, 2009
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,600	$1,211	$(921)	$2,890

Year ended December 31, 2008
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,223	$159	$782	$2,600

(a)	Includes impact of translation of foreign currencies.
(b)	Provision for bad debts, net of recoveries of $0.1 million, $1.2 million and $0.2 million in 2010, 2009 and 2008, respectively.

S-1

Exhibits Index

The following documents are filed as part of this report:

10.12(f)	Sixth Amendment to the Company Retirement Plan, dated December 17, 2010
10.14(c)	Third Amendment to the Company Savings and Investment Plan, dated December 17, 2010
10.17	Company Retiree Medical Plan, effective as of January 1, 2011
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24.0	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase