Form 10-Q
period 2011-04-03
MINERALS TECHNOLOGIES INC
filed 2011-04-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

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

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 15, 2011 18,269,134

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
(thousands, except per share data)	April 3, 2011	April 4, 2010

Net sales	$262,520	$253,457
Cost of goods sold	209,578	202,089
Production margin	52,942	51,368

Marketing and administrative expenses	23,129	22,340
Research and development expenses	4,869	5,124
Restructuring and other costs	230	852

Income from operations	24,714	23,052

Non-operating deductions, net	(837)	(49)
Income from continuing operations before provision for taxes	23,877	23,003
Provision for taxes on income	7,187	6,901

Consolidated net income	16,690	16,102

Less: Net income attributable to non-controlling interests	909	733
Net income attributable to Minerals Technologies Inc. (MTI)	$15,781	$15,369

Earnings per share:

Basic	$0.86	$0.82
Diluted	$0.86	$0.82
Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	18,276	18,766
Diluted	18,415	18,835

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	April 3, 2011*	December 31, 2010**

Current assets:
Cash and cash equivalents	$380,804	$367,827
Short-term investments, at cost which approximates market	18,528	16,707
Accounts receivable, net	193,621	181,128
Inventories	89,273	86,464
Prepaid expenses and other current assets	24,115	23,446
Total current assets	706,341	675,572

Property, plant and equipment, less accumulated depreciation and depletion – April 3, 2011 - $925,717; December 31, 2010 - $905,625….....	328,995	332,797
Goodwill	67,829	67,156
Other assets and deferred charges	40,194	40,580
Total assets	$1,143,359	$1,116,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,384	$4,611
Current maturities of long-term debt	535	--
Accounts payable	90,957	80,728
Restructuring liabilities	2,897	3,484
Other current liabilities	53,829	66,414
Total current liabilities	152,602	155,237

Long-term debt	93,695	92,621
Other non-current liabilities	87,120	85,552
Total liabilities	333,417	333,410

Shareholders' equity:
Common stock	2,909	2,897
Additional paid-in capital	327,749	323,235
Retained earnings	914,077	899,211
Accumulated other comprehensive loss(income)	12,625	(3,590)
Less common stock held in treasury	(476,023)	(466,230)

Total MTI shareholders' equity	781,337	755,523
Non-controlling interest	28,605	27,172
Total shareholders' equity	809,942	782,695

Total liabilities and shareholders' equity	$1,143,359	$1,116,105

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(thousands of dollars)	April 3, 2011	April 4, 2010
Operating Activities:

Consolidated net income	$16,690	$16,102

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	14,688	17,308
Payments relating to restructuring activities	(833)	(1,763)
Other non-cash items	1,653	1,673
Net changes in operating assets and liabilities	(13,136)	(151)
Net cash provided by operating activities	19,062	33,169

Investing Activities:

Purchases of property, plant and equipment	(8,205)	(8,330)
Proceeds from sale of short-term investments	2,764	--
Purchases of short-term investments	(4,336)	(1,906)
Net cash used in investing activities	(9,777)	(10,236)

Financing Activities:

Proceeds from issuance of long-term debt	1,596	--
Net issuance (repayment) of short-term debt	80	(473)
Purchase of common shares for treasury	(9,793)	--
Proceeds from issuance of stock under option plan	3,902	147
Cash dividends paid	(914)	(939)
Net cash used in financing activities	(5,129)	(1,265)

Effect of exchange rate changes on cash and cash equivalents	8,821	(7,575)

Net increase in cash and cash equivalents	12,977	14,093
Cash and cash equivalents at beginning of period	367,827	310,946
Cash and cash equivalents at end of period	$380,804	$325,039

Supplemental disclosure of cash flow information:
Interest paid	$51	$100

Income taxes paid	$8,752	$3,128

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Note 2.  Summary of Significant Accounting Policies

     Use of Estimates

     The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, allowance for doubtful accounts, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, income tax, income tax valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

Note 3.  Earnings Per Share (EPS)

     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
Basic EPS (in millions, except per share data)	April 3, 2011	April 4, 2010

Net income attributable to MTI	$15.8	$15.4

Weighted average shares outstanding	18.3	18.8

Basic earnings per share attributable to MTI	$0.86	$0.82

	Three Months Ended
Diluted EPS (in millions, except per share data)	April 3, 2011	April 4, 2010

Net income attributable to MTI	$15.8	$15.4

Weighted average shares outstanding	18.3	18.8
Dilutive effect of stock options and stock units	0.1	--
Weighted average shares outstanding , adjusted	$18.4	$18.8

Diluted earnings per share attributable to MTI	$0.86	$0.82

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The weighted average diluted common shares outstanding for the three-months ended April 3, 2011 and April 4, 2010 excludes the dilutive effect of 124,863 and 596,914 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

Note 4.   Income Taxes

     As of April 3, 2011, the Company had approximately $6.3 million of total unrecognized income tax benefits. Included in this amount were a total of $5.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of approximately $0.4 million during the first three months of 2011, and has an accrued balance of $1.3 million of interest and penalties accrued as of April 3, 2011.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	April 3, 2011	December 31, 2010
Raw materials	$32.4	$34.9
Work-in-process	6.4	6.4
Finished goods	29.4	25.8
Packaging and supplies	21.1	19.4
Total inventories	$89.3	$86.5

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $67.8 million and $67.2 million as of April 3, 2011 and December 31, 2010, respectively.  The net change in goodwill since December 31, 2010 was attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of April 3, 2011 and December 31, 2010 were as follows:

	April 3, 2011		December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	3.7	$6.2	$3.5
Customer lists	2.7	1.2	2.7	1.2
	$8.9	4.9	$8.9	$4.7

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2015.

     Also included in other assets and deferred charges is an intangible asset of approximately $1.1 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PCC satellite facilities.  The current portion of $0.7 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.2 million was amortized in the first quarter of 2011. Estimated amortization as a reduction of sales is as follows: remainder of 2011 - $0.5 million; 2012 - $0.4 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 7.   Restructuring Costs

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

      A reconciliation of the restructuring liability for this program, as of April 3, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions/ (Reversals)	Cash Expenditures	Balance as of April 3, 2011
Contract termination costs	1.3	(0.2)	(0.3)	0.8
Other exit cost	--	0.9	--	0.9
	$1.3	$0.7	$(0.3)	$1.7

     In the first quarter of 2011, the Company recorded additional restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.

      Approximately $0.3 million in payments were made in the first quarter of 2011.  The remaining restructuring liability of $1.7 million will be funded from cash flows from operations.

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

    A reconciliation of the restructuring liability for this program, as of April 3, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Reversals	Cash Expenditures	Balance as of April 3, 2011
Severance and other employee benefits	$2.0	$(0.3)	$(0.5)	$1.2
	$2.0	$(0.3)	$(0.5)	$1.2

     Approximately $0.5 million in severance payments was paid in the first quarter of 2011.  The remaining liability of $1.2 million will be funded from cash flows from operations.

Other Restructuring

  A reconciliation of other restructuring liabilities as of April 3, 2011, is as follows:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Balance as of December 31, 2010	Additional Reversals	Cash Expenditures	Balance as of April 3, 2011
Severance and other employee benefits	$0.1	$(0.1)	$--	$--
	$0.1	$(0.1)	$--	$--

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	April 3, 2011	December 31, 2010

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other borrowings	1.6	--
Total	94.2	92.6
Less: Current maturities	0.5	--
Long-term debt	$93.7	$92.6

    During the first quarter of 2011, the Company entered into a Renminbi (“RMB”) denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million.  Principal of this loan is payable in equal annual installments over the next three years.  Interest is payable semi-annually and is based upon the official RMB lending rate announced by the People’s Bank of China.  The interest rate for the first quarter of 2011 was 6.4%.

     As of April 3, 2011, the Company had $183 million of uncommitted short-term bank credit lines, of which approximately $4.4 million were in use.

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

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Service cost	$1.8	$2.0	$0.2	$0.1
Interest cost	2.9	2.9	0.2	0.2
Expected return on plan assets	(3.4)	(3.2)	--	--
Amortization:
Prior service cost	0.3	0.4	(0.8)	(0.8)
Recognized net actuarial loss	2.0	2.0	0.1	0.1
Net periodic benefit cost	$3.6	$4.1	$(0.3)	$(0.4)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employer Contributions

     The Company expects to contribute $9.0 million to its pension plans and $1.5 million to its other post retirement benefit plans in 2011.  As of April 3, 2011, $1.1 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010
Consolidated net income	$16.7	$16.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	17.0	(13.3)
Pension and postretirement plan adjustments	1.1	1.0
Cash flow hedges:
Net derivative gains arising during the period	(1.0)	1.5
Comprehensive income (loss)	33.8	5.3
Comprehensive income attributable to
non-controlling interest	(1.8)	(0.9)
Comprehensive income (loss) attributable to MTI	$32.0	$4.4

The components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	April 3, 2011	December 31, 2010
Foreign currency translation adjustments	$62.7	$46.6
Unrecognized pension costs	(50.8)	(51.9)
Net gain (loss) on cash flow hedges	0.7	1.7
Accumulated other comprehensive income (loss)	$12.6	$(3.6)

Note 11.  Accounting for Asset Retirement Obligations

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

     The following is a reconciliation of asset retirement obligations as of April 3, 2011:

(millions of dollars)

Asset retirement liability, December 31, 2010	$14.7
Accretion expense	0.2
Reversal of obligation	(0.3)
Payments	(0.2)
Foreign currency translation	0.2
Asset retirement liability, April 3, 2011	$14.6

     Approximately $0.4 million is included in other current liabilities and $14.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 3, 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 28 pending asbestos cases. One new asbestos case was filed in the first quarter of 2011. To date, 1,160 silica cases and 5 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of April 3, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Deductions, Net

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010
Interest income	$0.8	$0.5
Interest expense	(0.8)	(0.8)
Foreign exchange gains(losses)	(0.5)	0.8
Other deductions	(0.3)	(0.5)
Non-operating deductions, net	$(0.8)	$(0.0)

Note 14 .  Noncontrolling interests

          The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to noncontrolling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2010	$2.9	323.3	899.2	(3.6)	(466.2)	27.2	782.7

Comprehensive Income:
Net income	--	--	15.8	--	--	0.9	16.7
Currency translation adjustment	--	--	--	16.1	--	0.9	17.0
Unamortized pension gains and				1.1			1.1
prior service costs	--	--	--		--	--

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	(1.0)	--	--	(1.0)
Reclassification adjustment	--	--	--	--	--	--	--
Total comprehensive income (loss)	--	--	15.8	16.2	--	1.8	33.8
Dividends declared	--	--	(0.9)	--	--	--	(0.9)
Dividends to non-controlling interest	--	--	--	--	--	(0.4)	(0.4)
Employee benefit transactions	--	3.9	--	--	--	--	3.9
Income tax benefit arising from employee
stock option plans	--	0.1	--	--	--	--	0.1
Stock based compensation	--	0.6	--	--	--	--	0.6
Purchase of common stock	--	--	--	--	(9.8)	--	(9.8)
Balance as of April 3, 2011	$2.9	327.7	914.1	12.6	(476.0)	28.6	809.9

     The income attributable to noncontrolling interests for the three-month periods ended April 3, 2011 and April 4, 2010 was from continuing operations. The remainder of the income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended April 3, 2011 as compared with December 31, 2010.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Segment and Related Information

     Segment information for the three-month periods ended April 3, 2011 and April 4, 2010 was as follows:

Net Sales
(millions of dollars)	Three Months Ended
	April 3, 2011	April 4, 2010
Specialty Minerals	$173.3	$172.1
Refractories	89.2	81.4
Total	$262.5	$253.5

Income from Operations
(millions of dollars)	Three Months Ended
	April 3, 2011	April 4, 2010
Specialty Minerals	$19.3	$18.4
Refractories	6.9	5.8
Total	$26.2	$24.2

     Included in income from operations for the Specialty Minerals segment for the three-month periods ended April 3, 2011 and April 4, 2010 were restructuring costs of $0.4 million and $0.8 million, respectively.

         Included in income from operations for the Refractories segment for the three-month periods ended April 3, 2011 and April 4, 2010 were restructuring costs (reversals)  of $(0.2) million and $0.1 million, respectively.

     The carrying amount of goodwill by reportable segment as of April 3, 2011 and December 31, 2010 was as follows:

Goodwill
(millions of dollars)
	Three Months Ended
	April 3, 2011	December 31, 2010
Specialty Minerals	$14.2	13.8
Refractories	53.6	53.3
Total	$67.8	67.1

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes on income:	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Income from operations for reportable segments	$26.2	$24.2
Unallocated corporate expenses	(1.5)	(1.2)
Consolidated income from operations	24.7	23.0
Non-operating deductions	(0.8)	--
Income from continuing operations
before provision for taxes on income	$23.8	$23.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010
Paper PCC	$129.2	$130.7
Specialty PCC	15.6	14.4
Talc	11.4	10.2
Ground Calcium Carbonate	17.1	16.8
Refractory Products	69.6	62.6
Metallurgical Products	19.6	18.8
Net sales	$262.5	$253.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 3, 2011, and the related condensed consolidated statements of income for the three-month periods ended April 3, 2011 and April 4, 2010, and the related condensed consolidated statements of cash flows for the three-month periods ended April 3, 2011 and April 4, 2010.  These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 29, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended
	April 3, 2011	April 4, 2010
Net sales	100.0%	100.0%
Cost of goods sold	79.8	79.7

Production margin	20.2	20.3

Marketing and administrative expenses	8.8	8.8
Research and development expenses	1.9	2.0
Restructuring and other costs	0.1	0.4

Income from operations	9.4	9.1

Net income attributable to MTI	6.0%	6.1%

Executive Summary

     Consolidated sales for the first quarter of 2011 increased 4% from the prior year to $262.5 million from $253.5 million.  Income from operations grew 7% to $24.7 million in the first quarter of 2011 from $23.1 million in the first quarter of 2010. Included in income from operations for the first quarter of 2011 and 2010 were restructuring costs of $0.2 million and $0.9 million, respectively. Net income increased to $15.8 million as compared to $15.4 million in the prior year.

     The Company’s results reflect a strong financial performance as the economic environment in the end markets we serve have stabilized. The Company continues to focus on the execution of its geographic expansion and new product development growth strategies. The Company is constructing three new satellite PCC facilities in India, one new satellite plant in the U.S. and is continuing to pursue market penetration of its FulFillTM portfolio of PCC products.  We also continue to execute on our efforts to contain costs and improve productivity throughout the organization.

     The Company’s balance sheet as of April 3, 2011 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $400 million.  We have available credit lines of $183 million, our debt to equity ratio continues to be a low 11%, and our current ratio was 4.6.  Our cash flows from operations were approximately $19 million in the first quarter of 2011.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Our global business could be adversely affected by decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North American and European steel production improved 8.5% in the first quarter of 2011 as compared with fourth quarter 2010, but remains below pre-recession levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets for the first quarter 2011 were slightly below fourth quarter 2010 and first quarter of the prior year. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in the first quarter of 2011 averaged at approximately 563 thousand units, and were up 5.4% from fourth quarter 2010 levels. Housing starts were down, however, by 8.8% when compared to first quarter 2010. Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was up 17% from year end 2010, but remains below pre-recession levels.

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

Recently, there was a high magnitude earthquake and tsunami in northern Japan. We have two manufacturing facilities and an administrative office located there. All of our plants are presently operating and there have been minimal supply chain disruptions. However, in our Refractories segment, approximately 15 percent of our Japanese customers were affected, which will have a negative impact on our Japanese refractory sales. We estimate income from operations will be negatively impacted by approximately $0.6 million to $0.7 million for the remainder of the year.

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

Results of Operations

Three months ended April 3, 2011 as compared with three months ended April 4, 2010

Sales

(millions of dollars)	First Quarter 2011	% of Total Sales	Growth	First Quarter 2010	% of Total Sales
Net Sales

U.S	$139.4	53.1%	2%	$136.6	53.9%
International	123.1	46.9%	5%	116.9	46.1%
Net sales	$262.5	100.0%	4%	$253.5	100.0%

Paper PCC	$129.2	49.2%	(1)%	$130.7	51.6%
Specialty PCC	15.6	5.9%	8%	14.4	5.7%
PCC Products	$144.8	55.1%	0%	$145.1	57.3%

Talc	$11.4	4.4%	12%	$10.2	4.0%
Ground Calcium Carbonate	17.1	6.5%	2%	16.8	6.6%
Processed Minerals Products	$28.5	10.9%	6%	$27.0	10.6%

Specialty Minerals Segment	$173.3	66.0%	1%	$172.1	67.9%

Refractory Products	$69.6	26.5%	11%	$62.6	24.7%
Metallurgical Products	19.6	7.5%	4%	18.8	7.4%
Refractories Segment	$89.2	34.0%	10%	$81.4	32.1%

Net sales	$262.5	100.0%	4%	$253.5	100.0%

     Worldwide net sales in the first quarter of 2011 increased 4% to $262.5 million from $253.5 million in the previous year. Foreign exchange had a favorable impact on sales of approximately $1.9 million or less than one percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 1% to $173.3 million compared with $172.1 million for the same period in 2010.  Sales in the Refractories segment for the first quarter of 2011 grew 10% to $89.2 million from $81.4 million in the previous year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, were $144.8 million as compared with $145.1 million in the prior year. Paper PCC sales declined 1% to $129.2 million in the first quarter of 2011 from $130.7 million in the prior year.  Sales were affected by the full quarter effect of the closure of two satellite PCC facilities in the prior year, and to price concessions provided to certain customers in connection with long-term contract extensions. Sales of Specialty PCC increased 8% to $15.6 million from $14.4 million in the prior year.  Volumes increased 4% in this product line over the prior year.

     Net sales of Processed Minerals products grew 6% in the first quarter of 2011 to $28.5 million from $27.0 million in the first quarter of 2010.  This increase was attributable to 10% higher volumes, led by a strong performance in the talc product line which had sales and volume improvements of 12%.

     Net sales in the Refractories segment in the first quarter of 2011 grew 10% to $89.2 million from $81.4 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications grew 11% to $69.6 million from $62.6 million in the prior year primarily due to increased selling prices and volumes and to higher equipment sales. Sales of metallurgical products within the Refractories segment increased 4 percent to $19.6 million as compared with $18.8 million in the same period last year on volume declines of 13%.

     Net sales in the United States grew 2% to $139.4 million in the first quarter of 2011 from $136.6 million in the prior year.  International sales in the first quarter of 2011 grew <BTB>5% to $123.1 million from $116.9 million.

Operating Costs and Expenses (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth

Cost of goods sold	$209.6	$202.1	4%
Marketing and administrative	$23.1	$22.3	4%
Research and development	$4.9	$5.1	(5)%
Restructuring and other costs	$0.2	$0.8	(73)%

     Cost of goods sold was 79.8% of sales compared with 79.7% of sales in the prior year.  Production margin increased 3% as compared with a 4% increase on sales.  In the Specialty Minerals segment, production margin increased 1%, which was in line with the increase in sales. This segment had increased volumes of $1.4 million and improved productivity and cost reductions of $2.3 million as compared to prior year.  This was partially offset by net price changes of approximately $1.5 million and higher energy and raw material costs of $1.9 million. In the Refractories segment, production margin increased 7% as compared with a 10% increase in sales. This segment had increased volumes of $2.6 million, price increases of $2.6 million and higher equipment sales of $0.5 million, which were partially offset by $3.9 million in raw material increases.

     Marketing and administrative costs increased 4% in the first quarter to $23.1 million from $22.3 million in the prior year. Marketing and administrative costs as a percentage of net sales, however, remained flat at 8.8% of net sales in the current year as compared with the prior year.

     Research and development expenses decreased 5% to $4.9 million from $5.1 million in the prior year and represented 1.9% of net sales as compared with 2.0% of net sales in the prior year.  The lower costs were primarily due to timing of Paper PCC trials.

     Restructuring and other costs during the first quarter of 2011 were $0.2 million and primarily related to additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities.  In the prior year, restructuring costs of $0.9 million primarily related to railcar lease early termination costs of $0.8 million associated with the announced plant closures of our Franklin, Virginia and Plymouth, North Carolina PCC satellite facilities and additional provisions for severance and other employee benefits associated with our 2009 restructuring program of $0.1 million.

Income from Operations (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth

Income from operations	$24.7	$23.0	7%

     The Company recorded income from operations in the first quarter of 2011 of $24.7 million, a 7% increase over income from operations of $23.0 million in the prior year.

     Income from operations in the first quarter of 2011 for the Specialty Minerals segment was $19.3 million, as compared to income from operations of $18.4 million in the prior year. Operating income for the Refractories segment was $6.9 million, as compared to an operating profit of $5.8 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth

Non-operating deductions, net	$(0.8)	$--	*	%
* Percentage not meaningful

     In the first quarter of 2011, net non-operating deductions increased $0.8 million from prior year levels.  This increase was primarily attributable to foreign exchange losses in the current year as compared with foreign exchange gains in the prior year.

Provision for Taxes on Income (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth

Provision for taxes on income	$7.2	$6.9	4%

     The first quarter effective tax rate for 2011 and 2010 was 30.0%.

Consolidated Net Income, net of tax (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth
Consolidated net income, net of tax	$16.7	$16.1	4%

     The Company recorded income from continuing operations, net of tax, of $16.7 million as compared with $16.1 million in the prior year.

Noncontrolling Interests (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth
Noncontrolling interests	$0.9	$0.7	29%

     The increase in the income attributable to noncontrolling interests is due to higher profitability in our joint ventures.

Net Income attributable to MTI (millions of dollars)	First Quarter 2011	First Quarter 2010	Growth
Net income attributable to MTI	$15.8	$15.4	3%

     Net income attributable to MTI was $15.8 million in the first quarter of 2011 as compared with income of $15.4 million in the prior year.  Diluted earnings per common share were $0.86 per share in the first quarter of 2011 as compared with earnings per common share of $0.82 per share in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities amounted to $19.1 million in the first quarter of 2011 as compared with $33.1 million for the same period last year.  Cash flows provided from operations in the first quarter of 2011 were principally used to fund capital expenditures, repurchase shares and pay the Company's dividend to common shareholders.  The decrease in cash provided from operations was due primarily to an increase in working capital in the current year as compared with a decrease in the prior year and higher cash payments in the current year for income taxes and other operating liabilities.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital increased approximately 4% from December 2010.  Total days of working capital increased to 60 days in the first quarter of 2011 from 59 days in the fourth quarter of 2010.  This increase was primarily attributable to increases in our trade receivables. The increase in receivables was primarily due to higher sales levels than in the fourth quarter of the prior year.

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a two-year period. As of April 3, 2011, 682,305 shares have been repurchased under this program at an average price of approximately $58.31 per share.

     The following table summarizes our contractual obligations as of April 3, 2011:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$94.2	$0.5	$85.5	$8.2	$--
Operating lease obligations	22.5	4.9	5.0	5.3	7.3
Total contractual obligations	$116.7	$5.4	$90.5	$13.5	$7.3

     The Company had $183 million in uncommitted short-term bank credit lines, of which $4.4 million were in use at April 3, 2011.  The credit lines are primarily in the US, with approximately $13 million or 7% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2011 should be between $50 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2011 - $0.5 million; 2012 - $8.5 million; 2013 - $77.0 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Recently Issued Accounting Standards

     We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements of the Company.

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

     We have open forward exchange contracts to purchase approximately $1.7 million of foreign currencies as of April 3, 2011. The contracts mature between April 2011 and July 2011.  The fair value of these instruments at April 3, 2011 was a liability of less than $0.1 million.

     In 2008 the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at April 3, 2011 was an asset of $1.0 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2011.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 28 pending asbestos cases. One new asbestos case was filed in the first quarter of 2011. To date, 1,160 silica cases and 5 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order requires the installation of a groundwater containment system following DEP review and approval of certain items submitted by the Company prior to July 1, 2010. The amended Order also includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The groundwater containment system, required to allow continued operation of the wastewater treatment ponds pending the required upgrades, will be up to $3 million.  The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of April 3, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2010 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 30	46,800	$63.96	576,420	$42,015,485
January 31 - February 27	46,577	$64.35	622,997	$39,018,193
February 28 - April 4	59,308	$64.11	682,305	$35,215,807

Total	152,685	$64.14

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a next two-year period. As of April 3, 2011, 682,305 shares have been repurchased under this program at an average price approximately of $58.31 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 5.  Other Information

     Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) contains certain reporting requirements regarding coal or other mine safety.  The Company, through its subsidiaries Specialty Minerals Inc. and Barretts Minerals Inc., operates four mines or mine complexes in the United States.  The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.

The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period January 1, 2011 to April 3, 2011 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley, CA	2	0	0	0	0	*	0
Canaan, CT	0	0	0	0	0	*	0
Adams, MA	2	0	0	0	0	$1,758	0
Dillon, MT**	1	0	0	0	0	$2,618	0

*	As of the date of this report, we have not received proposed assessments for violations issued during this period for these locations.
**	Our mining complex at Dillon, MT consists of three mines separately identified by MSHA.

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

During the period January 1, 2011 to April 3, 2011, we did not receive any written notice from MSHA, with respect to any mine or mine complex for which we are the operator, of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health and safety hazards under section 104(e) of the Mine Act or (B) the potential to have such a pattern.

As of April 3, 2011, we had no pending legal actions before the Federal Mine Safety and Health Review Commission involving a mine or mine complex for which we are the operator.

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

April 29, 2011

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