Form 10-Q
period 2011-07-03
MINERALS TECHNOLOGIES INC
filed 2011-07-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

or

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
YES _X_	NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at July 19, 2011 18,076,070

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended		Six Months Ended
(in thousands, except per share data)		July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net sales		$268,399	$255,770	$530,919	$509,227
Cost of goods sold		214,725	200,725	424,303	402,814
Production margin		53,674	55,045	106,616	106,413

Marketing and administrative expenses		23,710	22,592	46,839	44,932
Research and development expenses		4,897	4,928	9,766	10,052
Restructuring and other costs		0	13	230	865

Income from operations		25,067	27,512	49,781	50,564

Non-operating income (deductions), net		(799)	535	(1,636)	486
Income from continuing operations before provision for taxes		24,268	28,047	48,145	51,050
Provision for taxes on income		7,112	8,414	14,299	15,315

Consolidated net income		17,156	19,633	33,846	35,735

Less:	Net income attributable to non-controlling interests	743	674	1,652	1,407
Net income attribute to Minerals Technologies Inc. (MTI)		16,413	18,959	32,194	34,328

Earnings per share:
Basic		$0.90	$1.01	$1.77	$1.83
Diluted		$0.90	$1.01	1.75	$1.83

Cash dividends declared per common share		$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:

Basic		18,177	18,700	18,227	18,734
Diluted		18,290	18,749	18,353	18,793

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	July 3, 2011*	December 31, 2010**

Current assets:
Cash and cash equivalents	$396,106	$367,827
Short-term investments, at cost which approximates market	16,763	16,707
Accounts receivable, net	200,700	181,128
Inventories	97,731	86,464
Prepaid expenses and other current assets	28,260	23,446
Total current assets	739,560	675,572

Property, plant and equipment, less accumulated depreciation and depletion – July 3, 2011 - $943,336; December 31, 2010 - $905,625	329,813	332,797
Goodwill	67,348	67,156
Other assets and deferred charges	38,542	40,580
Total assets	$1,175,263	$1,116,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,517	$4,611
Current maturities of long-term debt	543	--
Accounts payable	107,206	80,728
Restructuring liabilities	1,985	3,484
Other current liabilities	58,593	66,414
Total current liabilities	172,844	155,237

Long-term debt	93,710	92,621
Other non-current liabilities	87,060	85,552
Total liabilities	353,614	333,410

Shareholders' equity:
Common stock	2,911	2,897
Additional paid-in capital	330,500	323,235
Retained earnings	929,580	899,211
Accumulated other comprehensive income (loss)	18,871	(3,590)
Less common stock held in treasury	(489,867)	(466,230)

Total MTI shareholders' equity	791,995	755,523
Non-controlling interest	29,654	27,172
Total shareholders' equity	821,649	782,695

Total liabilities and shareholders' equity	$1,175,263	$1,116,105

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(thousands of dollars)	July 3, 2011	July 4, 2010
Operating Activities:

Consolidated net income (loss)	$33,846	$35,735

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	29,179	33,291
Payments relating to restructuring activities	(1,756)	(2,812)
Tax benefits related to stock incentive programs	407	43
Other non-cash items	3,271	3,693
Net changes in operating assets and liabilities	(8,256)	5,516
Net cash provided by operating activities	56,691	75,466

Investing Activities:

Purchases of property, plant and equipment	(21,943)	(16,036)
Proceeds from sale of short-term investments	5,251	1,381
Purchases of short-term investments	(4,336)	(3,008)
Net cash used in investing activities	(21,028)	(17,663)

Financing Activities:

Proceeds from issuance of long-term debt	1,596	--
Net issuance (repayment) of short-term debt	320	(2,128)
Purchase of common shares for treasury	(23,292)	(10,429)
Proceeds from issuance of stock under option plan	4,821	238
Excess tax benefits related to stock incentive programs	153	19
Cash dividends paid	(1,823)	(1,872)
Net cash used in financing activities	(18,225)	(14,172)

Effect of exchange rate changes on cash and
cash equivalents	10,841	(17,800)

Net increase in cash and cash equivalents	28,279	25,831
Cash and cash equivalents at beginning of period	367,827	310,946
Cash and cash equivalents at end of period	$396,106	$336,777

Supplemental disclosure of cash flow information:
Interest paid	$1,634	$1,578

Income taxes paid	$15,832	$11,317

Non-cash financing activities:
Treasury stock purchases settled after period-end	$345	$422

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
Basic EPS (in millions, except per share data)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net income attributable to MTI	$16.4	$19.0	$32.2	$34.3

Weighted average shares outstanding	18.2	18.7	18.2	18.7

Basic earnings per share attributable to MTI	$0.90	$1.01	$1.77	$1.83

	Three Months Ended		Six Months Ended
Diluted EPS (in millions, except per share data)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net income attributable to MTI	$16.4	$19.0	$32.2	$34.3

Weighted average shares outstanding	18.2	18.7	18.2	18.7
Dilutive effect of stock options and stock units	0.1	--	0.2	0.1
Weighted average shares outstanding, adjusted	18.3	18.7	18.4	18.8

Diluted earnings per share attributable to MTI	$0.90	$1.01	$1.75	$1.83

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The weighted average diluted common shares outstanding for the three-month and six-month periods ended July 3, 2011 and July 4, 2010 excludes the dilutive effect of 123,363 options and 621,814 options, respectively, as such options had an exercise price in excess of the average market value of the Company’s common stock during such periods.

Note 4.   Income Taxes

     As of July 3, 2011, the Company had approximately $6.4 million of total unrecognized income tax benefits. Included in this amount were a total of $4.4 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase (reversal) of approximately $0.1 million and $(0.3) million during the second quarter and first half of 2011, respectively, and has an accrued balance of $1.4 million of interest and penalties accrued as of July 3, 2011.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	July 3, 2011	December 31, 2010
Raw materials	$40.2	$34.9
Work-in-process	7.5	6.4
Finished goods	29.3	25.8
Packaging and supplies	20.7	19.4
Total inventories	$97.7	$86.5

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $67.3 million, and $67.2 million as of July 3, 2011 and December 31, 2010, respectively.  The net change in goodwill since December 31, 2010 was attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of July 3, 2011 and December 31, 2010 were as follows:

	July 3, 2011		December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$3.8	$6.2	$3.5
Customer lists	2.7	1.3	2.7	1.2
	$8.9	$5.1	$8.9	$4.7

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2015.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Also included in other assets and deferred charges is an intangible asset of approximately $0.8 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  The current portion of $0.7 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.2 million was amortized in the second quarter of 2011.  Estimated amortization as a reduction of sales is as follows: remainder of 2011 - $0.3 million; 2012 - $0.4 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million with smaller reductions thereafter over the remaining lives of the contracts.

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

      A reconciliation of the restructuring liability for this program, as of July 3, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Provisions (Reversals)	Cash Expenditures	Balance as of July 3, 2011
Contract termination costs	$1.3	$(0.2)	$(0.3)	$0.8
Other exit costs	--	0.9	(0.9)	--
	$1.3	$0.7	$(1.2)	$0.8

     In the first quarter of 2011, the Company recorded additional restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.

     Approximately $0.9 million and $1.2 million in restructuring costs were paid in the second quarter and first six months of 2011, respectively.  The remaining restructuring liability of $0.8 million will be funded from cash flows from operations.

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

     A reconciliation of the restructuring liability for this program, as of July 3, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Provisions (Reversals)	Cash Expenditures	Balance as of July 3, 2011
Severance and other employee benefits	$2.0	$(0.3)	$(0.5)	$1.2
	$2.0	$(0.3)	$(0.5)	$1.2

  Approximately $0.5 million in severance payments were paid in the first six months of 2011. The remaining restructuring liability of $1.2 million will be funded from cash flow from operations.

Other Restructuring

    In the fourth quarter of 2009, the Company recorded restructuring charges for the shutdown of its Franklin, Va satellite facility in connection  with the announced closure of  the paper mill at that location.  A reconciliation of the restructuring liability for this closure, as of July 3, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Provisions (Reversals)	Cash Expenditures	Balance as of July 3, 2011
Severance and other employee benefits	$0.1	$(0.1)	$--	$--
	$0.1	$(0.1)	$--	$--

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	July 3, 2011	December 31, 2010

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other borrowings	1.6	--
Total	94.2	92.6
Less: Current maturities	0.5	--
Long-term debt	$93.7	$92.6

     During the first quarter of 2011, the Company entered into a Renminbi (“RMB”) denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million. Principal of this loan is payable in equal installments over the next three years.  Interest is payable semi-annually and is based upon the official RMB lending rate announced by the People’s Bank of China.  The interest rate for the second quarter and first half of 2011 was 6.4%.

     As of July 3, 2011, the Company had $198 million of uncommitted short-term bank credit lines, of which approximately $4.5 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$1.9	$2.1	$3.7	$4.1
Interest cost	3.0	3.1	5.9	6.0
Expected return on plan assets	(3.6)	(3.2)	(7.0)	(6.4)
Amortization:
Prior service cost	0.3	0.3	0.6	0.7
Recognized net actuarial loss	2.1	1.9	4.1	3.9
Net periodic benefit cost	$3.7	$4.2	$7.3	$8.3

(millions of dollars)	Other Benefits
	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Service cost	$0.2	$0.1	$0.4	$0.2
Interest cost	0.2	0.3	0.4	0.5
Amortization:
Prior service cost	(0.8)	(0.8)	(1.6)	(1.5)
Recognized net actuarial loss	0.1	0.2	0.2	0.3
Net periodic benefit cost	$(0.3)	$(0.2)	$(0.6)	$(0.5)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $6.0 million to its pension plan and $1.0 million to its other post retirement benefit plans in 2011. As of July 3, 2011, $2.9 million has been contributed to the pension fund and approximately $0.2 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Consolidated net income (loss)	$17.1	$19.6	$33.8	$35.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5.1	(20.5)	22.1	(33.8)
Pension and postretirement plan adjustments	1.9	1.1	3.0	2.1
Cash flow hedges:
Net derivative gains (losses) arising during the period	(0.4)	3.5	(1.4)	5.0
Comprehensive income (loss)	23.7	3.7	57.5	9.0
Comprehensive income attributable
to non-controlling interest	(1.1)	(0.5)	(2.9)	(1.4)
Comprehensive income (loss) attributable to MTI	$22.6	$3.2	54.6	7.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of accumulated other comprehensive gain, net of related tax, are as follows:

(millions of dollars)	July 3, 2011	December 31, 2010
Foreign currency translation adjustments	$67.5	$46.6
Unrecognized pension costs	(48.9)	(51.9)
Net gain (loss) on cash flow hedges	0.3	1.7
Accumulated other comprehensive gain (loss)	$18.9	$(3.6)

Note 11.  Accounting for Asset Retirement Obligations

     The Company records asset retirement obligations for situations in which the Company will be required to retire tangible long-lived assets. These are primarily related to its PCC satellite facilities and mining operations. The Company has also recorded provisions related to conditional asset retirement obligations at its facilities. The Company has recorded asset retirement obligations at all of its facilities except where there are no legal or contractual obligations.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of July 3, 2011:

(millions of dollars)
Asset retirement liability, December 31, 2010	$14.7
Accretion expense	0.3
Reversal of obligation	(0.3)
Payments	(0.2)
Foreign currency translation	0.3
Asset retirement liability, July 3, 2011	$14.8

     Approximately $0.4 million is included in other current liabilities and $14.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 3, 2011.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 25 pending asbestos cases.  To date, 1,160 silica cases and 8 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. Historic documentation indicates that PCBs and mercury were first used at the contaminated

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

portion of the facility at a time of U.S. government ownership for production of materials needed by the military during World War II, the Korean War, and the subsequent Cold War period.

The following is the present status of the remediation efforts:

•
Building Decontamination. We have completed the investigation of building contamination and submitted several reports characterizing the contamination. We are awaiting review and approval of these reports by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process, including a site-specific risk assessment required by the regulators.

•
Groundwater. We have completed investigations of potential groundwater contamination and have submitted a report on the investigations finding that there is no PCB or mercury contamination, but some oil contamination of the groundwater.  We expect the regulators to require confirmatory long term groundwater monitoring at the site.

•
Soil. We have completed investigations of soil contamination and submitted reports characterizing contamination to the regulators. Based on the results of these investigations we believe that, with minor exceptions, the contamination may be left in place and monitored, pursuant to the site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations..

     We believe that the most likely form of overall site remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964.  Though the cost of the likely remediation above remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $400,000, which has been accrued as of July 3, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of July 3, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Income and Deductions

	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest income	$1.0	$0.6	$1.8	$1.1
Interest expense	(0.8)	(0.7)	(1.6)	(1.5)
Foreign exchange gains (losses)	(0.8)	(0.4)	(1.3)	0.4
Gain on sale of previously impaired assets	--	0.2	--	0.2
Settlement for customer contract terminations	--	0.8	--	0.8
Other deductions	(0.2)	--	(0.5)	(0.5)
Non-operating income (deductions), net	$(0.8)	$0.5	$(1.6)	$0.5

     During the second quarter of 2010, the Company recognized income of $0.8 million for a settlement related to a customer contract termination.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2010	$2.9	323.2	899.2	(3.6)	(466.2)	27.2	782.7

Comprehensive Income:
Net income	--	--	32.2	--	--	1.7	33.8
Currency translation adjustment	--	--	--	20.9	--	1.3	22.2
Unamortized pension gains and
prior service costs	--	--	--	3.0	--	--	3.0

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	(1.4)	--	--	(1.4)
Reclassification adjustment	--	--	--	--	--	--	--
Total comprehensive income (loss)	--	--	32.2	22.5	--	2.9	57.6
Dividends declared	--	--	(1.8)	--	--	--	(1.8)
Dividends to non-controlling interest	--	--	--	--	--	(0.5)	(0.5)
Employee benefit transactions	--	4.8	--	--	--	--	4.8
Income tax benefit arising from employee
stock option plans	--	0.1	--	--	--	--	0.1
Stock based compensation	--	2.3	--	--	--	--	2.3
Purchase of common stock	--	--	--	--	(23.6)	--	(23.6)
Balance as of July 3, 2011	$2.9	330.5	929.6	18.9	(489.9)	29.6	821.6

     The income attributable to non-controlling interests for the six-month periods ended July 3, 2011 and July 4, 2010 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended July 3, 2011 as compared with December 31, 2010.

Note 15.  Segment and Related Information

     Segment information for the three and six-month periods ended July 3, 2011 and July 4, 2010 were as follows:

Net Sales

(millions of dollars)	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Specialty Minerals	$171.8	$168.2	$345.1	$340.3
Refractories	96.6	87.6	185.8	168.9
Total	$268.4	$255.8	$530.9	$509.2

Income from Operations

(millions of dollars)	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Specialty Minerals	$18.6	$19.3	$37.9	$37.7
Refractories	7.8	9.3	14.7	15.1
Total	$26.4	$28.6	$52.6	$52.8

     Included in income from operations for the Specialty Minerals segment for the three-month and six month periods ended July 3, 2011 were restructuring costs of $0.4 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in income from operations for the Refractories segment for the three-month and six month periods ended July 3, 2011 were restructuring reversals of $0.2 million.

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

         The carrying amount of goodwill by reportable segment as of July 3, 2011 and December 31, 2010 was as follows:

Goodwill

(millions of dollars)	Three Months Ended
	July 3, 2011	December 31, 2010
Specialty Minerals	$14.2	$13.8
Refractories	53.1	53.3
Total	$67.3	$67.2

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes:
(millions of dollars)	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Income from operations for reportable segments	$26.4	$28.6	$52.6	$52.8
Unallocated corporate expenses	(1.3)	(1.1)	(2.8)	(2.2)
Consolidated income from operations	25.1	27.5	49.8	50.6
Non-operating income (deductions) from operations	(0.8)	0.5	(1.6)	0.5
Income from continuing operations,
before provision for taxes on income	$24.3	$28.0	$48.1	$51.1

     The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Paper PCC	$123.6	$123.2	$252.8	$253.9
Specialty PCC	16.6	15.2	32.2	29.6
Talc	12.7	11.4	24.1	21.6
Ground Calcium Carbonate	18.9	18.4	36.0	35.2
Refractory Products	75.3	68.3	144.9	130.8
Metallurgical Products	21.3	19.3	40.9	38.1
Net sales	$268.4	$255.8	$530.9	$509.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 16.  Subsequent Event

     On July 4, 2011, the Company divested  a 50% interest in its Refractories joint venture in Korea for $1.5 million.  As a result of such transaction, the Company has a 20% equity interest in this entity and will recognize a non-cash foreign currency translation loss of approximately $1.4 million relating to the deconsolidation of this entity.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of July 3, 2011 and the related condensed consolidated statements of operations for the three-month and six-month periods ended July 3, 2011 and July 4, 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2011 and July 4, 2010.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
July 29, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.0	78.5	79.9	79.1
Production margin	20.0	21.5	20.1	20.9
Marketing and administrative expenses	8.8	8.8	8.8	8.8
Research and development expenses	1.8	1.9	1.8	2.0
Restructuring and other costs	--	--	--	0.2
Income from operations	9.3	10.8	9.4	9.9
Net income	6.1%	7.4%	6.1%	6.7%

Executive Summary

    Consolidated sales for the second quarter of 2011 increased 5% to $268.4 million from $255.8 million in the prior year. Income from operations was $25.1 million as compared to $27.5 million in the prior year, a decrease of 9%. Net income was $16.4 million as compared to $19.0 million in the prior year.

     The Company’s results reflect a continued strong financial performance as the economic environment in the end markets we serve have stabilized.  However, the Company has been affected by higher materials and energy costs as well as the effect of natural disasters which have had a negative affect on earnings when compared to the prior year. The Company continues to focus on the execution of its geographic expansion and new product development growth strategies. The Company began operations at one satellite PCC facility in India during the second quarter, is constructing two new satellite PCC facilities in India, one new satellite plant in the U.S. and is continuing to pursue market penetration of its FulFillTM portfolio of PCC products.  We also announced  the LaCam®- Torpedo measuring system,  a new laser measurement technology to measure refractory lining thickness in hot torpedo ladles in the steel industry. We also continue to execute on our efforts to contain costs and improve productivity throughout the organization.

     The Company’s balance sheet remains strong. Cash, cash equivalents and short-term investments were approximately $413 million.  We have available credit lines of $194 million, our debt to equity ratio was 12%, and our current ratio was 4.3.  Our cash flows from operations were $58 million in the first half of 2011, of which approximately $39 million was generated in the second quarter.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North American and European steel production improved 4% in the second quarter of 2011 as compared with the prior year, however, remains below pre-recession levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets for the second quarter 2011 were 2% below first quarter 2011 and 3% below second quarter of the prior year. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in the second quarter of 2011 averaged at approximately 573 thousand units, and were down 1% from first quarter 2011 levels and were down 5% when compared to second quarter 2010. Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was approximately 2% higher than the prior year, but was down 6% from first quarter and remains below pre-recession levels.

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

     At the end of the first quarter, there was a high magnitude earthquake and tsunami in northern Japan. We have two manufacturing facilities and an administrative office located there. All of our plants are presently operating and there have been minimal supply chain disruptions. However, in our Refractories segment, approximately 15 percent of our Japanese customers were affected. This will continue to have a negative impact on our Japanese refractory sales. We estimate income from operations will be negatively impacted by approximately $0.2 million to $0.3 million for the remainder of the year.

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France by the end of September 2011. M-real is actively marketing this facility for sale, however, if they are unable to find a credible buyer for the paper mill within the aforementioned time frame, they indicate plans to close the paper mill. The Company presently operates a satellite PCC facility at this location. If M-real terminates its operations at the Alizay paper mill, the Company would likely shut down its PCC satellite facility and could incur an impairment of assets charge of approximately $6.5 million. The Company has evaluated this facility for impairment of assets and has determined that no impairment charge is required in the second quarter.

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

Results of Operations

     Three months ended July 3, 2011 as compared with three months ended July 4, 2010.

Sales
(millions of dollars)	Second Quarter 2011	% of Total Sales	Growth	Second Quarter 2010	% of Total Sales
Net Sales

U.S	$141.2	52.6%	2%	$138.6	54.2%
International	127.2	47.4%	9%	117.2	45.8%
Net sales	$268.4	100.0%	5%	$255.8	100.0%

Paper PCC	$123.6	46.0%	0%	$123.2	48.2%
Specialty PCC	16.6	6.2%	9%	15.2	5.9%
PCC Products	$140.2	52.2%	1%	$138.4	54.1%

Talc	$12.7	4.7%	11%	$11.4	4.5%
Ground Calcium Carbonate	18.9	7.0%	3%	18.4	7.2%
Processed Minerals Products	$31.6	11.8%	6%	$29.8	11.7%

Specialty Minerals Segment	$171.8	64.0%	2%	$168.2	65.8%

Refractory Products	$75.3	28.1%	10%	$68.3	26.7%
Metallurgical Products	21.3	7.9%	10%	19.3	7.5%
Refractories Segment	$96.6	36.0%	10%	$87.6	34.2%

Net sales	$268.4	100.0%	5%	$255.8	100.0%

     Worldwide net sales in the second quarter of 2011 increased 5% to $268.4 million from $255.8 million from the previous year.  Foreign exchange had a favorable impact on sales of approximately $9.8 million or approximately 4 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $171.8 million as compared with $168.2 million for the same period in 2010.  Sales in the Refractories segment increased 10% from the previous year to $96.6 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% in the second quarter to $140.2 million from $138.4 million in the prior year.  Foreign exchange had a favorable impact on sales of $5.5 million or approximately 4 percentage points of growth.  Paper PCC sales increased less than 1% to $123.6 million in the second quarter of 2011 from $123.2 million in the prior year.  Paper PCC volumes declined 6% from prior year with declines in all regions. Sales for Paper PCC were affected by paper mill annual maintenance shutdowns and other paper machine shutdowns in the second quarter.  Sales of Specialty PCC increased 9% to $16.6 million from $15.2 million in the prior year.  This increase was primarily due to increased pricing and a better product mix.

     Net sales of Processed Minerals products increased 6% in the second quarter to $31.6 million from $29.8 million in the second quarter of 2010.  This increase was primarily attributable to 11%  higher volumes,with improvements in both product lines in addition to price increases in the talc product line .

     Net sales in the Refractories segment in the second quarter of 2011 increased 10% to $96.6 million from $87.6 million in the prior year. Foreign exchange had a favorable impact on sales of $4.3 million or approximately 5 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 10% to $75.3 million from $68.3 million in the prior year primarily due to increased selling prices and higher equipment sales in the quarter as compared to prior year. Sales of metallurgical products within the Refractories segment increased 10% to $21.3 million as compared with $19.3 million in the same period last year.

     Net sales in the United States increased 2% to $141.2 million in the second quarter of 2011.  International sales in the second quarter of 2011 increased 9% to $127.2 million primarily due to increased selling prices in the Refractories segment and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2011	Second Quarter 2010	Growth

Cost of goods sold	$214.7	$200.7	7%
Marketing and administrative	$23.7	$22.6	5%
Research and development	$4.9	$4.9	* %

     Cost of goods sold was 80.0% of sales as compared with 78.5% of sales in the prior year.  Production margin decreased $1.4 million, or 2% as compared with a 5% increase in sales. In the Specialty Minerals segment, production margin decreased 1% as compared with a 2% increase in sales. This segment incurred higher raw material and energy costs that were not fully recovered through pricing due to contractual stipulations.  In the Refractories segment, production margin decreased 5% as compared with a 10% increase in sales.  This segment had higher raw material costs of $6.0 million which were partially offset by price increases of $3.6 million and higher equipment sales.

     Marketing and administrative costs increased 5% in the second quarter to $23.7 million from $22.6 million in the prior year but remained flat at 8.8% as a percentage of net sales in the current year as compared with the prior year.

     Research and development expenses remained flat at $4.9 million and represented 1.8% of net sales as compared with 1.9% of sales in the prior year.

Income from Operations (millions of dollars)	Second Quarter 2011	Second Quarter 2010	Growth

Income from operations	$25.1	$27.5	(9)%

     The Company recorded income from operations of $25.1 million in the second quarter of 2011, a 9% decline from prior year income from operations of $27.5 million. Income from operations represented 9.3% of net sales in the current year as compared with 10.8% of sales in the second quarter of 2010.

     Income from operations in the second quarter of 2011 for the Specialty Minerals segment was $18.6 million, as compared to income from operations of $19.3 million in the prior year.  Operating income for the Refractories segment was $7.8 million as compared to income from operations of $9.3 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	Second Quarter 2011	Second Quarter 2010	Growth

Non-operating income (deductions) net	$(0.8)	$0.5	*	%
* Percentage not meaningful

     In the second quarter of 2011, the Company recorded net non-operating deduction of $0.8 million as compared to net non-operating income of $0.5 million in the prior year.  Included in non-operating income for the second quarter of 2010 were gains on the sale of previously impaired assets of $0.2 million and a settlement related to a customer contract termination of $0.8 million.  Non-operating deductions also increased in the current year due to higher foreign exchange losses in the current year as compared with the prior year.

Provision for Taxes on Income (millions of dollars)	Second Quarter 2011	Second Quarter 2010	Growth
Provision (benefit) for taxes on income	$7.1	$8.4	(15)%

     The second quarter effective tax rate for 2011 was 29.3% as compared with 30.0% for the second quarter of 2010.

Consolidated Net Income, net of tax (millions of dollars)	Second Quarter 2011	Second Quarter 2010	Growth
Consolidated net income, net of tax	$17.2	$19.6	(13)%

     The company recorded consolidated income, net of tax, of $17.2 million as compared with $19.6 million in the prior year.

Non-controlling Interests (million of dollars)	Second Quarter 2011	Second Quarter 2010	Growth
Non-controlling interests	$0.7	$0.7	0%

     The slight increase in the income attributable to non-controlling interests is due to slightly higher profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Second Quarter 2011	Second Quarter 2010	Growth
Net income attributable to MTI	$16.4	$19.0	(13)%

     Net income attributable to MTI was $16.4 million in the second quarter of 2011 as compared with income of $19.0 million in the prior year.  Diluted earnings were $0.90 per share in the second quarter of 2011 as compared with earnings of $1.01 per share in the prior year.

Six months ended July 3, 2011 as compared with six months ended July 4, 2010

(millions of dollars)	First Half 2011	% of Total Sales	Growth	First Half 2010	% of Total Sales
Net Sales

U.S	$280.6	52.9%	2%	$275.1	54.0%
International	250.3	47.1%	7%	234.1	46.0%
Net sales	$530.9	100.0%	4%	$509.2	100.0%

Paper PCC	$252.8	47.6%	0%	$253.9	49.9%
Specialty PCC	32.2	6.1%	9%	29.6	5.8%
PCC Products	$285.0	53.7%	1%	$283.5	55.7%

Talc	$24.1	4.5%	12%	$21.6	4.2%
Ground Calcium Carbonate	36.0	6.8%	2%	35.2	6.9%
Processed Minerals Products	$60.1	11.3%	6%	$56.8	11.1%

Specialty Minerals Segment	$345.1	65.0%	1%	$340.3	66.8%

Refractory Products	$144.9	27.3%	11%	$130.8	25.7%
Metallurgical Products	40.9	7.7%	7%	38.1	7.5%
Refractories Segment	$185.8	35.0%	10%	$168.9	33.2%

Net sales	$530.9	100.0%	4%	$509.2	100.0%

     Worldwide net sales in the first half of 2011 increased 4% from $509.2 million the previous year to $530.9 million.  Foreign exchange had a favorable impact on sales of approximately $11.7 million or approximately 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 1% to $345.1 million compared with $340.3 million for the same period in 2010.  Sales in the Refractories segment increased 10% from the previous year to $185.8 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% in the first half to $285.1 million from $283.5 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $6.5 million or 2 percentage points of growth.  Paper PCC sales decreased slightly to $252.8 million in the first half of 2011 from $253.9 million in the prior year.  Foreign exchange had a favorable impact on sales of $5.9 million or two percentage points of growth.  Volumes for this product line declined approximately 4% with declines in all regions. Sales in this product line were affected by the closure of two satellite PCC facilities in the prior year and to price concessions provided to certain customers in connection with long-term extensions.  Sales of Specialty PCC increased 9% to $32.2 million from $29.6 million in the prior year.  This increase was primarily due to volume increases of 4% and the effect of foreign exchange.

     Net sales of Processed Minerals products increased 6% from prior year in the first half of 2011 to $60.1 million from $56.8 million in the prior year.  This increase was attributable to 10% higher volumes, and price increases in the talc product line.

     Net sales in the Refractories segment increased 10% in the first half of 2011 to $185.5 million from $168.9 million in the prior year. Foreign exchange had a favorable impact on sales of $5.2 million or approximately 3 percentage points of growth. Sales of refractory products and systems to steel and other industrial applications increased 11% to  $144.9 million from $130.8 million primarily due to increased selling prices, higher volumes, and higher equipment sales.  Sales of metallurgical products within the Refractories segment increased 7% to $40.9 million as compared with $38.1 million in the same period last year on volume declines of 9%.

     Net sales in the United States increased 2% to $280.6 million in the first half of 2011.  International sales in the first half of 2011 increased 7% to $250.3 million from $234.1 million in the previous year.

Operating Costs and Expenses (millions of dollars)	First Half 2011	First Half 2010	Growth

Cost of goods sold	$424.3	$402.8	5%
Marketing and administrative	$46.8	$44.9	4%
Research and development	$9.8	$10.0	(3)%
Restructuring and other costs	$0.2	$0.9	(78)%

      Cost of goods sold was 79.9% of sales as compared with 79.1% of sales in the prior year.  Production margin remained flat as compared to prior year on a 4% increase on sales. In the Specialty Minerals segment, production margin was flat on a 1% increase in sales.  This segment incurred higher raw materials and energy costs that were not fully recovered by price increases. In the Refractories segment, production margin was flat on a 10% increase in sales.  This segment incurred higher raw material costs of $10.0 million that were partially offset by price increases of $6.2 million causing the unfavorable trend in production margin as compared with the 10% sales growth.

     Marketing and administrative costs increased 4% in the first half of 2011 to $46.8 million from $44.9 million in the prior year.  Marketing and administrative costs as a percentage of net sales, however, remained flat at 8.8% in the current year as compared with prior year.

     Research and development expenses decreased 3% to $9.8 million and represented 1.8% of net sales as compared with 2.0% of net sales in the prior year.  The lower costs were primarily due to timing of Paper PCC trials.

     Restructuring and other costs during the first half of 2011 were $0.2 million and primarily related to an additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities.  Restructuring and other costs during the first half of 2010 were $0.9 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, VA and Plymouth, NC satellite facilities and additional net provisions for severance and other employee benefits.

Income from Operations (millions of dollars)	First Half 2011	First Half 2010	Growth

Income (loss) from operations	$49.8	$50.6	(2)%

     The Company recorded income from operations in the first half of 2011 of $49.8 million as compared with $50.6 million in the prior year.  Income from operations represented 9.4% of net sales in the first half of 2011 as compared to 9.9% of net sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 1% to $37.9 million from $37.7 million in the prior year.  Income from operations for the Refractories segment declined 3% to $14.7 million in the current year from $15.1 million in the previous year.

Non-Operating Income (Deductions) (millions of dollars)	First Half 2011	First Half 2010	Growth

Non-operating income (deductions), net	$(1.6)	$0.5	*	%
* Percentage not meaningful

     Non-operating deductions were $1.6 million as compared with non-operating income was $0.5 million in the first half of 2010. Included in the non-operating income for the first half of 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.  Non-operating deductions also increased in the current year due to foreign exchange losses of $1.3 million.  In the prior year, there were foreign exchange gains of $0.4 million.

Provision for Taxes on Income (millions of dollars)	First Half 2011	First Half 2010	Growth

Provision for taxes on income	$14.3	$15.3	(7)%

     The effective tax rate for 2011 was 29.7% as compared with 30.0% in 2010.

Consolidated net income, net of tax (millions of dollars)	First Half 2011	First Half 2010	Growth
Consolidated net income, net of tax	$33.8	$35.7	(5)%

     The Company recorded consolidated net income, net of tax, of $33.8 million as compared with $35.7 million in the prior year.

Noncontrolling Interests (million of dollars)	First Half 2011	First Half 2010	Growth
Noncontrolling interests	$1.7	$1.4	21%

     The increase in the income attributable to noncontrolling interests was due to slightly higher profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	First Half 2011	First Half 2010	Growth
Net income attributable to MTI	$32.2	$34.3	(6)%

     Net income attributable to MTI was $32.2 million in the first half of 2011 as compared with income of $34.3 million in the prior year.  Diluted earnings per common share were $1.77 per shares in the first half of 2011 as compared with earnings per common share of $1.83 per share in the prior year.

Liquidity and Capital Resources

     Cash flows provided from operations in the first half of 2011 were principally used to fund capital expenditures, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to $56.7 million in the first six months of 2011 as compared with $75.5 million for the same period last year.  The decrease in cash provided from operations was primarily due to an increase in working capital in the current year as compared with a decrease in the prior year, and higher cash payments in the current year for income taxes and other operating liabilities.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital increased approximately 1% from December 2010. Total days of working capital decreased two days to 57 days in the second quarter of 2011 from 59 days in the fourth quarter of 2010. This decrease was due to higher sales levels at the end of second quarter 2011 as compared with the fourth quarter 2010.

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million shares of Company stock a two-year period. As of July 3, 2011, 894,804 shares have been purchased under this program at an average price of approximately $59.93 per share.

    The Company's Board of Directors has also authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period upon completion of the existing share repurchase program.

     On July 20, 2011, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     The following table summarizes our contractual obligations as of July 3, 2011:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$94.2	$0.5	$85.5	$8.2	$--
Operating lease obligations	21.3	4.1	4.9	5.0	7.3
Total contractual obligations	$115.5	$4.6	$90.4	$13.2	$7.3

     The Company had $198 million in uncommitted short-term bank credit lines, of which $4.5 million were in use at July 3, 2011.  Our credit lines are primarily in the US, with approximately $28 million or 14% outside the US.  The credit lines are generally one year in term at competitive market rates at large well established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2011 should be between $50 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2011 - $0.5 million; 2012 - $8.5 million; 2013 - $77.0 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 48% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt.  An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $0.5 million of foreign currencies as of July 3, 2011. The contracts matured in July 2011.  The fair value of these instruments at July 3, 2011 was a liability of less than $0.1 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at July 3, 2011 was an asset of $0.3 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 3, 2011.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 305 pending silica cases and 25 pending asbestos cases.  To date, 1,160 silica cases and 8 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

Environmental Matters

     On April 9, 2003, the Connecticut Department of Environmental Protection ("DEP") issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. Historic documentation indicates that PCBs and mercury were first used at the contaminated portion of the facility at a time of U.S. government ownership for production of materials needed by the military during World War II, the Korean War, and the subsequent Cold War period.

The following is the present status of the remediation efforts:

•
Building Decontamination. We have completed the investigation of building contamination and submitted several reports characterizing the contamination. We are awaiting review and approval of these reports by the regulators. Based on the results of this investigation, we believe that the contamination may be adequately addressed by means of encapsulation through painting of exposed surfaces, pursuant to the Environmental Protection Agency's ("EPA") regulations and have accrued such liabilities as discussed below. However, this conclusion remains uncertain pending completion of the phased remediation decision process, including a site-specific risk assessment required by the regulators.
•
Groundwater. We have completed investigations of potential groundwater contamination and have submitted a report on the investigations finding that there is no PCB or mercury contamination, but some oil contamination of the groundwater.  We expect the regulators to require confirmatory long term groundwater monitoring at the site.

•
Soil. We have completed investigations of soil contamination and submitted reports characterizing contamination to the regulators. Based on the results of these investigations we believe that, with minor exceptions, the contamination may be left in place and monitored, pursuant to the site-specific risk assessment, which is underway. However, this conclusion is subject to completion of a phased remediation decision process required by applicable regulations..

     We believe that the most likely form of overall site remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964.  Though the cost of the likely remediation above remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $400,000, which has been accrued as of July 3, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of July 3, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2010 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 4 – May 1	42,402	$65.43	724,707	$32,441,643

May 2 - May 29	78,797	$65.52	803,504	$27,279,250

May 30 – July 4	91,300	$64.70	894,804	$21,371,707

Total	212,499	$65.15

   On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares a the next two-year period. As of July 3, 2011, 894,804 shares have been purchased under this program at an average price of approximately $59.93 per share.

    The Company's Board of Directors has also authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period upon completion of the existing share repurchase program.

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

     The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period April 4, 2011 to July 3, 2011 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley, CA	7	0	0	0	0	*	0
Canaan, CT	0	0	0	0	0	0	0
Adams, MA	0	0	0	0	0	$443	0
Dillon, MT**	0	0	0	0	0	$300	0

*	As of the date of this report, we have not received proposed assessments for violations issued during this period for this location.
**	The Barretts Minerals Inc mining complex at Dillon, MT consists of three mines separately identified by MSHA.

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

     During the period April 4, 2011 to July 3, 2011, we did not receive any written notice from MSHA, with respect to any mine or mine complex for which we are the operator, of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health and safety hazards under section 104(e) of the Mine Act or (B) the potential to have such a pattern.

     As of July 3, 2011, we had no pending legal actions before the Federal Mine Safety and Health Review Commission involving a mine or mine complex for which we are the operator.

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
Douglas T. Dietrich
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

July 29, 2011

Exhibits Index

The following documents are filed as part of this report:

15	Letter Regarding Unaudited Interim Financial Information
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase