Form 10-Q
period 2011-10-02
MINERALS TECHNOLOGIES INC
filed 2011-10-28
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

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

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES __	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at October 17, 2011 17,661,570

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended		Nine Months Ended
(in thousands, except per share data)		Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Net sales		$262,192	$249,812	$793,111	$759,039
Cost of goods sold		209,282	197,634	633,585	600,448
Production margin		52,910	52,178	159,526	158,591

Marketing and administrative expenses		22,553	22,587	69,392	67,519
Research and development expenses		4,723	4,635	14,489	14,687
Restructuring and other costs		240	--	470	865

Income from operations		25,394	24,956	75,175	75,520

Non-operating income (deductions), net		(1,663)	(177)	(3,299)	309
Income from continuing operations before provision for taxes		23,731	24,779	71,876	75,829
Provision for taxes on income		7,387	7,310	21,686	22,625

Consolidated net income		16,344	17,469	50,190	53,204

Less:	Net income attributable to non-controlling interests	656	767	2,308	2,174
Net income attribute to Minerals Technologies Inc. (MTI)		$15,688	$16,702	$47,882	$51,030

Earnings per share:
Basic		$0.88	$0.90	$2.64	$2.73
Diluted		$0.87	$0.90	2.62	$2.72

Cash dividends declared per common share		$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:

Basic		17,928	18,536	18,128	18,669
Diluted		18,019	18,600	18,242	18,729

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	October 2, 2011*	December 31, 2010**

Current assets:
Cash and cash equivalents	$382,528	$367,827
Short-term investments, at cost which approximates market	16,697	16,707
Accounts receivable, net	197,818	181,128
Inventories	97,525	86,464
Prepaid expenses and other current assets	23,917	23,446
Total current assets	718,485	675,572

Property, plant and equipment, less accumulated depreciation and depletion – October 2, 2011 - $930,089; December 31, 2010 - $905,625	322,574	332,797
Goodwill	65,359	67,156
Other assets and deferred charges	37,950	40,580
Total assets	$1,144,368	$1,116,105

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,370	$4,611
Current maturities of long-term debt	8,549	--
Accounts payable	105,997	80,728
Restructuring liabilities	1,616	3,484
Other current liabilities	61,650	66,414
Total current liabilities	183,182	155,237

Long-term debt	85,721	92,621
Other non-current liabilities	83,532	85,552
Total liabilities	352,435	333,410

Shareholders' equity:
Common stock	2,912	2,897
Additional paid-in capital	332,531	323,235
Retained earnings	944,374	899,211
Accumulated other comprehensive income (loss)	(4,759)	(3,590)
Less common stock held in treasury	(511,237)	(466,230)

Total MTI shareholders' equity	763,821	755,523
Non-controlling interest	28,112	27,172
Total shareholders' equity	791,933	782,695

Total liabilities and shareholders' equity	$1,144,368	$1,116,105

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(thousands of dollars)	Oct. 2, 2011	Oct. 3, 2010
Operating Activities:

Consolidated net income	$50,190	$53,204

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	43,724	49,479
Payments relating to restructuring activities	(2,360)	(4,439)
Tax benefits related to stock incentive programs	428	56
Other non-cash items	5,799	4,649
Net changes in operating assets and liabilities	(4,904)	5,115
Net cash provided by operating activities	92,877	108,064

Investing Activities:

Purchases of property, plant and equipment	(36,913)	(24,069)
Proceeds from sale of short-term investments	7,170	3,258
Purchases of short-term investments	(8,221)	(6,681)
Net cash used in investing activities	(37,964)	(27,492)

Financing Activities:

Repayment of long-term debt	--	(4,600)
Proceeds from issuance of long-term debt	1,596	--
Net proceeds (repayment) of short-term debt	1,463	(1,261)
Purchase of common shares for treasury	(43,432)	(15,543)
Proceeds from issuance of stock under option plan	5,078	504
Excess tax benefits related to stock incentive programs	158	21
Cash dividends paid	(2,719)	(2,799)
Net cash used in financing activities	(37,856)	(23,678)

Effect of exchange rate changes on cash and
cash equivalents	(2,356)	(5,947)

Net increase in cash and cash equivalents	14,701	50,947
Cash and cash equivalents at beginning of period	367,827	310,946
Cash and cash equivalents at end of period	$382,528	$361,893

Supplemental disclosure of cash flow information:
Interest paid	$1,871	$1,670

Income taxes paid	$22,698	$20,427

Non-cash financing activities:
Treasury stock purchases settled after period-end	$1,575	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended October 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Basic EPS (in millions, except per share data)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Net income attributable to MTI	$15.7	$16.7	$47.9	$51.0

Weighted average shares outstanding	17.9	18.5	18.1	18.7

Basic earnings per share attributable to MTI	$0.88	$0.90	$2.64	$2.73

	Three Months Ended		Nine Months Ended
Diluted EPS (in millions, except per share data)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Net income attributable to MTI	$15.7	$16.7	$47.9	$51.0

Weighted average shares outstanding	17.9	18.5	18.1	18.7
Diluted effect of stock options and stock units	0.1	0.1	0.1	--
Weighted average shares outstanding, adjusted	18.0	18.6	18.2	18.7

Diluted earnings per share attributable to MTI	$0.87	$0.90	$2.62	$2.72

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    The weighted average diluted common shares outstanding for the three-month and nine-month periods ended October 2, 2011 and October 3, 2010 excludes the dilutive effect of 603,869 options and 386,775 options, respectively, as such options had an exercise price in excess of the average market value of the Company’s common stock during such periods.

Note 4.   Income Taxes

     As of October 2, 2011, the Company had approximately $6.5 million of total unrecognized income tax benefits. Included in this amount were a total of $4.4 million of unrecognized income tax benefits that if recognized would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a material impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company accrued (reversed) approximately $0.1 million and $(0.2) million during the third quarter and first nine months of 2011, respectively, and had an accrued balance of $1.5 million of interest and penalties as of October 2, 2011.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	October 2, 2011	December 31, 2010
Raw materials	$41.5	$34.9
Work-in-process	6.1	6.4
Finished goods	29.2	25.8
Packaging and supplies	20.7	19.4
Total inventories	$97.5	$86.5

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $65.4 million and $67.2 million as of October 2, 2011 and December 31, 2010, respectively.  The net change in goodwill since December 31, 2010 was attributable to the effect of foreign exchange.

Acquired intangible assets subject to amortization as of October 2, 2011 and December 31, 2010 were as follows:

	October 2, 2011		December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$4.0	$6.2	$3.5
Customer lists	2.7	1.3	2.7	1.2
	$8.9	$5.3	$8.9	$4.7

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2015.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      Also included in other assets and deferred charges is an intangible asset of approximately $0.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  A current portion of $0.7 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.2 million was amortized in the third quarter of 2011.  Estimated amortization as a reduction of sales is as follows: remainder of 2011 - $0.1 million; 2012 - $0.4 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million; with smaller reductions thereafter over the remaining lives of the contracts.

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

      A reconciliation of the restructuring liability for this program, as of October 2, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions (Reversals)	Cash Expenditures	Balance as of October 2, 2011
Contract termination costs	$1.3	$(0.2)	$(0.3)	$0.8
Other exit costs	--	0.9	(0.9)	--
	$1.3	$0.7	$(1.2)	$0.8

     In the first quarter of 2011, the Company recorded additional restructuring costs associated with our 2007 restructuring of our PCC facility in Germany.

     Approximately $1.2 million in exit costs were paid in the first nine months of 2011.  The remaining restructuring liability of $0.8 million will be funded from cash flows from operations.

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

     A reconciliation of the restructuring liability for this program, as of October 2, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions (Reversals)	Cash Expenditures	Balance as of October 2, 2011
Severance and other employee benefits	$2.0	$(0.1)	$(1.1)	$0.8
	$2.0	$(0.1)	$(1.1)	$0.8

     Approximately $0.6 million  and $1.1 million in severance payments were paid in the third quarter and first nine months of 2011, respectively. The remaining liability of $0.8 million will be funded from operating cash flows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Restructuring

     In the fourth quarter of 2009, the Company recorded restructuring charges for the shutdown of its Franklin, Va. satellite facility in connection with the announced closure of the paper mill at that location.  A reconciliation of the restructuring liability for this closure, as of October 2, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions (Reversals)	Cash Expenditures	Balance as of October 2, 2011
Severance and other employee benefits	$0.1	$(0.1)	$--	$--
	$0.1	$(0.1)	$--	$--

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	October 2, 2011	December 31, 2010

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other Borrowings	1.7	--
Total	94.3	92.6
Less: Current maturities	8.6	--
Long-term debt	$85.7	$92.6

     During the first quarter of 2011, the Company entered into a Renminbi (“RMB”) denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million. Principal of this loan is payable in equal installments over the next three years.  Interest is payable semi-annually and is based upon the official RMB lending rate announced by the People’s Bank of China.  The interest rate for the third quarter and first nine months of 2011 was 6.2%.

     As of October 2, 2011, the Company had $186 million of uncommitted short-term bank credit lines, of which approximately $5.4 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Service cost	$0.4	$1.9	$4.1	$6.0
Interest cost	0.8	3.1	6.8	9.1
Expected return on plan assets	(0.8)	(3.4)	(7.9)	(9.8)
Settlement cost	0.4	--	0.4	--
Amortization:
Prior service cost	--	0.4	0.7	1.1
Recognized net actuarial loss	0.3	2.3	4.3	6.2
Net periodic benefit cost	$1.1	$4.3	$8.4	$12.6

(millions of dollars)	Other Benefits
	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.1	0.2	0.5	0.7
Amortization:
Prior service cost	(0.8)	(0.8)	(2.3)	(2.3)
Recognized net actuarial loss	--	0.1	0.2	0.4
Net periodic benefit cost	$(0.5)	$(0.3)	$(1.1)	$(0.8)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $6.0 million to its pension plan and $1.0 million to its other post retirement benefit plans in 2011. As of October 2, 2011, $4.6 million has been contributed to the pension fund and approximately $0.4 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

     The following are the components of comprehensive income:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Consolidated net income	$16.3	$17.5	$50.2	$53.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(25.3)	30.9	(3.2)	(2.9)
Pension and postretirement plan adjustments	(1.2)	1.3	1.8	3.4
Sale of interest in business	(0.9)	--	(0.9)	--
Cash flow hedges:
Net derivative gains (losses) arising during the period	1.5	(3.6)	0.1	1.4
Comprehensive income	(9.4)	46.1	48.1	55.1
Comprehensive income attributable
to non-controlling interest	1.5	(2.2)	(1.4)	(3.6)
Comprehensive income attributable to MTI	$(7.9)	$43.9	46.7	51.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of accumulated other comprehensive gain, net of related tax, are as follows:

(millions of dollars)	Oct. 2, 2011	December 31, 2010
Foreign currency translation adjustments	$43.5	$46.6
Unrecognized pension costs	(50.0)	(51.9)
Net gain (loss) on cash flow hedges	1.8	1.7
Accumulated other comprehensive gain (loss)	$(4.7)	$(3.6)

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

     The following is a reconciliation of asset retirement obligations as of October 2, 2011:

(millions of dollars)
Asset retirement liability, December 31, 2010	$14.7
Accretion expense	0.5
Additional obligations	0.2
Reversal of obligations	(0.4)
Payments	(0.2)
Asset retirement liability, October 2, 2011	$14.8

     Approximately $0.4 million is included in other current liabilities and $14.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of October 2, 2011.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 76 pending silica cases and 25 pending asbestos cases.  To date, 1,389 silica cases and 8 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     We believe that the most likely form of overall site remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964.  Though the cost of the likely remediation above remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $400,000, which has been accrued as of October 2, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of October 2, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Income and Deductions

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Interest income	$1.1	$0.7	$2.9	$1.8
Interest expense	(0.8)	(0.9)	(2.4)	(2.4)
Foreign exchange (losses) gains	(0.2)	0.1	(1.5)	0.5
Foreign currency translation loss upon liquidation	(1.4)	--	(1.4)	--
Gain on sale of previously impaired assets	--	--	--	0.2
Settlement for customer contract terminations	--	--	--	0.8
Other deductions	(0.4)	(0.1)	(0.9)	(0.6)
Non-operating (deductions) income, net	$(1.7)	$(0.2)	$(3.3)	$0.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    During the third quarter of 2011, the Company recognized currency translation losses of $1.4 million upon the sale of a 50% interest in and deconsolidation of its joint venture in Korea.

     During the second quarter of 2010, the Company recognized income of $0.8 million for a settlement related to a customer contract termination.

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2010	$2.9	323.2	899.2	(3.6)	(466.2)	27.2	782.7

Comprehensive Income:
Net income	--	--	47.9	--	--	2.4	50.3
Sale of interest in business	--	--	--	--	--	(0.9)	(0.9)
Currency translation adjustment	--	--	--	(3.1)	--	(0.1)	(3.2)
Unamortized pension gains and
prior service costs	--	--	--	1.8	--	--	1.8

Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	0.1	--	--	0.1
Reclassification adjustment	--	--	--	--	--	--	--
Total comprehensive income (loss)	--	--	47.9	(1.2)	--	1.4	48.1
Dividends declared	--	--	(2.7)	--	--	--	(2.7)
Dividends to non-controlling interest	--	--	--	--	--	(0.5)	(0.5)
Employee benefit transactions	--	5.1	--	--	--	--	5.1
Income tax benefit arising from employee
stock option plans	--	0.2	--	--	--	--	0.2
Stock based compensation	--	4.1	--	--	--	--	4.1
Purchase of common stock	--	--	--	--	(45.0)	--	(45.0)
Balance as of October 2, 2011	$2.9	332.5	944.4	(4.8)	(511.2)	28.1	792.0

     The income attributable to non-controlling interests for the nine-month periods ended October 2, 2011 and October 3, 2010 was from continuing operations. The remainder of income was attributable to MTI. In the third quarter of 2011, the company divested a 50% interest in its Refractories joint venture in Korea.  As a result, the Company now has a 20% equity interest in this entity and recognized a $1.4 million currency translation loss upon deconsolidation of this entity. The fair value of the remaining 20% interest was approximately $0.6 million and the Company will account for this investment using the equity method.   There were no other changes in MTI's ownership interest for the period ended October 2, 2011 as compared with December 31, 2010.

Note 15.  Segment and Related Information

     Segment information for the three and nine-month periods ended October 2, 2011 and October 3, 2010 were as follows:

(millions of dollars)	Net Sales

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Specialty Minerals	$171.1	$166.1	$516.1	$506.4
Refractories	91.1	83.7	277.0	252.6
Total	$262.2	$249.8	$793.1	$759.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(millions of dollars)	Income from Operations

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Specialty Minerals	$19.3	$19.7	$57.2	$57.4
Refractories	7.5	6.3	22.2	21.4
Total	$26.8	$26.0	$79.4	$78.8

     Included in income from operations for the Specialty Minerals segment for the nine month period ended October 2, 2011 were restructuring costs of $0.4 million.

     Included in income from operations for the Refractories segment for the three month and nine month period ended October 2, 2011 were restructuring costs of $0.2 million and $0.0 million, respectively.

     Included in income from operations for the Specialty Minerals segment for the nine month period ended October 3, 2010 were restructuring costs of $0.5 million.

     Included in income from operations for the Refractories segment for the nine month period ended October 3, 2010 were restructuring costs of $0.4 million.

         The carrying amount of goodwill by reportable segment as of October 2, 2011 and December 31, 2010 was as follows:

(millions of dollars)	Goodwill

	Three Months Ended
	October 2, 2011	December 31, 2010
Specialty Minerals	$13.9	$13.8
Refractories	51.5	53.3
Total	$65.4	$67.1

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income from continuing operations before provision for taxes:
	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Income from operations for reportable segments	$26.8	$26.0	$79.4	$78.8
Unallocated corporate expenses	(1.4)	(1.0)	(4.2)	(3.3)
Consolidated income from operations	25.4	25.0	75.2	75.5
Non-operating income (deductions) from operations	(1.7)	(0.2)	(3.3)	0.3
Income from continuing operations,
before provision for taxes on income	$23.7	$24.8	$71.9	$75.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Paper PCC	$126.5	$121.7	$379.3	$375.6
Specialty PCC	16.0	15.4	48.2	44.1
Talc	11.3	12.5	35.4	34.1
Ground Calcium Carbonate	17.3	16.8	53.2	52.0
Refractory Products	71.1	65.4	216.1	196.2
Metallurgical Products	20.0	18.3	60.9	56.4
Net sales	$262.2	$249.8	$793.1	$759.0

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of October 2, 2011 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended October 2, 2011 and October 3, 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2011 and October 3, 2010.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
October 28, 2011

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended
	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.8	79.1	79.9	79.1

Production margin	20.2	20.9	20.1	20.9
Marketing and administrative expenses	8.6	9.0	8.7	8.9
Research and development expenses	1.8	1.9	1.8	1.9
Restructuring and other costs	0.1	--	0.1	0.1

Income from operations	9.7	10.0	9.5	9.9
Net income	6.0%	6.7%	6.0%	6.7%

Executive Summary

     Consolidated sales for the third quarter of 2011 increased 5% to $262.2 million from $249.8 million in the prior year. Income from operations was $25.4 million as compared to $25.0 million in the prior year, an increase of 2%. Net income was $15.7 million as compared to $16.7 million in the prior year.  Included in net income for the quarter is a $1.4 million currency translation loss recognized upon divestiture of a 50% interest in the Company’s Refractories joint venture in Korea.

     The Company’s results reflect continued solid financial performance despite some softening in our end markets and uncertainty in the global markets.  In addition, the Company has been affected by higher materials and energy costs. However, we have been able to partially offset these cost increases with price increases.  The Company continues to focus on the execution of its geographic expansion and new product development growth strategies. During the third quarter, the Company began operations at one satellite PCC facility in the US, is constructing three new satellite PCC facilities in India, and is continuing to pursue market penetration of its FulFillTM portfolio of PCC products.  We also continue to execute on our efforts to contain costs and improve productivity throughout the organization.

     The Company’s balance sheet remains strong. Cash, cash equivalents and short-term investments were approximately $399 million.  We have available credit lines of $186 million, our debt to equity ratio was 12%, and our current ratio was 3.9.  Our cash flows from operations were $93 million in the first nine months of 2011, of which approximately $36 million was generated in the third quarter.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North American and European steel production improved 8%  and 6%, respectively in the third quarter of 2011 as compared with the prior year, however, remains below pre-recession levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets for the third quarter 2011 were 1% higher than second quarter 2011 and 4% below third quarter of the prior year. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in the third quarter of 2011 averaged at approximately 615 thousand units, and were up 8% from second quarter 2011 levels and were up 5% when compared to third quarter 2010. Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was approximately 8% higher than the prior year, but were up only 1% from the second quarter of 2011 and are now approximately five percent below pre-recession levels.
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

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France by the end of September 2011. Over the past several months, M-real has been in discussions with a number of paper producers; however none of the candidates have fulfilled M-real’s conditions for sale.  On October 18th, M-real announced it had not reached an agreement with potential buyers and that it had commenced an information and consultation process to close this facility.  However, we have not received any further information as to a possible closure date.  M-real stated in its announcement that serious negotiations with two potential buyers had taken place in the past few weeks and that the French government has supported M-real in the sales process.  We are aware that the negotiations with the potential buyers have continued beyond the October 18th.  If M-real terminates its operations at the Alizay paper mill, the Company would likely shut down its PCC satellite facility and could incur an impairment of assets charge. Under that scenario, the Company could pursue options for mitigation or recovery of assets, including redeployment of assets to other locations to the extent feasible. The net book value of the facility as of October 2, 2011 is $5.9 million. Projected 2011 annual sales at Alizay are approximately $9 million.

     During the third quarter of 2011, NewPage Corporation filed for Chapter 11 bankruptcy protection.  The Company does business with five NewPage mills, including operating three satellite PCC facilities at NewPage locations. At present, the Company continues to supply PCC to these mills.   If NewPage is unable to emerge from the bankruptcy process or should these facilities cease operations, the Company could incur an impairment of assets charge of up to $16 million and may incur additional provisions for bad debt.  Annualized sales to NewPage locations in 2011 are projected to be approximately $20 million.

     During the third quarter of 2011, UPM-Kymmene announced its intention to permanently reduce paper capacity at several locations in Europe by the end of 2011.  The Company presently operates a PCC satellite facility at one of these locations at Myllykoski, Finland.  The net book value of the Company’s assets at that facility is $0.7 million. The Company is accelerating depreciation of these assets over the last four months of the year.  Sales at the Company’s satellite at Myllykoski for 2011 are projected to be approximately $15 million.

     The Company has evaluated these facilities for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge is required in the third quarter.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers and coating applications, a new market opportunity.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance and expand our solid core wire line into BRIC and other Asian countries.
•	Deploy the Company’s new LaCam® -Torpedo measuring system, a new laser measurement technology to measure refractory lining thickness in hot ladles.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

  However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

     Three months ended October 2, 2011 as compared with three months ended October 3, 2010.

Sales
(millions of dollars)	Third Quarter 2011	% of Total Sales	Growth	Third Quarter 2010	% of Total Sales
Net Sales

U.S	$140.2	53.5%	4%	$135.1	54.1%
International	122.0	46.5%	6%	114.7	45.9%
Net sales	$262.2	100.0%	5%	$249.8	100.0%

Paper PCC	$126.5	48.3%	4%	$121.7	48.8%
Specialty PCC	16.0	6.1%	6%	15.1	6.0%
PCC Products	$142.5	54.4%	4%	$136.8	54.8%

Talc	$11.3	4.3%	(10)%	$12.5	5.0%
Ground Calcium Carbonate	17.3	6.6%	3%	16.8	6.7%
Processed Minerals Products	$28.6	10.9%	(2)%	$29.3	11.4%

Specialty Minerals Segment	$171.1	65.3%	3%	$166.1	66.5%

Refractory Products	$71.1	27.1%	9%	$65.4	26.2%
Metallurgical Products	20.0	7.6%	9%	18.3	7.3%
Refractories Segment	$91.1	34.7%	9%	$83.7	33.5%

Net sales	$262.2	100.0%	5%	$249.8	100.0%

      Worldwide net sales in the third quarter of 2011 increased 5% from the previous year to $262.2 million from $249.8 million.  Foreign exchange had a favorable impact on sales of approximately $10.4 million or 4 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 3% to $171.1 million as compared with $166.1 million for the same period in the prior year.  Sales in the Refractories segment increased 9% to $91.1 million as compared with $83.7 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 4% in the third quarter to $142.5 million from $136.8 million in the prior year.  Foreign exchange had a favorable impact on sales of $5.9 million or approximately 4 percentage point of growth. Paper PCC sales increased 4% to $126.5 million in the third quarter of 2011 from $121.7 million in the prior year.  Paper PCC volumes declined 6% in the third quarter from the prior year. This was more than offset by price increases and the effects of foreign exchange. Sales of Specialty PCC increased 6% to $16.0 million from $15.1 million in the prior year.  This increase was primarily due to slightly higher volumes, increased pricing and the effects of foreign exchange.

     Net sales of Processed Minerals products decreased 2% in the third quarter to $28.6 million from $29.3 million in the third quarter of 2010.  This decrease was primarily due to 15% lower volumes in our talc product line which was attributable to significant customer inventory restocking in the prior year.  This was offset by 7% higher volumes in our ground calcium product line due to higher roofing sales in the southwestern United States as compared with prior year.

     Net sales in the Refractories segment in the third quarter of 2011 increased 9% to $91.1 million from $83.7 million in the prior year. Foreign exchange had a favorable impact on sales of $4.5 million or approximately 5 percentage points of growth.  Sales of refractory products and systems to steel and other industrial applications increased 9% to $71.1 million from $65.4 million in the prior year.  This increase was primarily due to increased selling prices and the effects of foreign exchange, which more than offset a 5% decline in volumes, primarily in Asia, due to the sale of a 50% interest in and deconsolidation of our joint venture in Korea. Sales of metallurgical products within the Refractories segment increased 9% to $20.0 million as compared with $18.3 million in the same period last year.

     Net sales in the United States increased 4% to $140.2 million in the third quarter of 2011 from $135.1 million in the prior year.  International sales in the third quarter of 2011 increased 6% to $122.0 million, primarily due to the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2011	Third Quarter 2010	Growth

Cost of goods sold	$209.3	$197.6	6%
Marketing and administrative	$22.6	$22.6	0%
Research and development	$4.7	$4.6	2%
Restructuring and other costs	$0.2	$--	*
* Percentage not meaningful

     Cost of goods sold was 79.8% of sales as compared with 79.1% of sales in the prior year.  Production margin increased $0.7 million, or 1% as compared with a 5% increase in sales.  In the Specialty Minerals segment, production margin remained flat over prior year, as compared with a 3% increase in sales.  Net pricing increases of $3.2 million were more than offset by higher raw material and energy costs incurred that were not fully recovered through pricing due to contractual stipulations.  In the Refractories segment, production margin increased 4%, or $0.7 million as compared with a 9% increase in sales.  This segment had higher raw material costs of $3.9 million which were offset by price increases of $3.2 million and the favorable effects of foreign exchange.

     Marketing and administrative costs remained flat at $22.6 million as compared the prior year and represented 8.6% of net sales as compared with 9.0% of net sales in the prior year.

     Research and development expenses increased 2% to $4.7 million from $4.6 million in the third quarter of 2010 and represented 1.8% of net sales as compared with 1.9% of net sales in the prior year.

     Restructuring costs were $0.2 million in the quarter and represented incremental employee severance costs associated with our 2009 program.

Income from Operations (millions of dollars)	Third Quarter 2011	Third Quarter 2010	Growth

Income from operations	$25.4	$25.0	2%

     The Company recorded income from operations of $25.4 million in the third quarter of 2011 as compared to $25.0 million in the prior year.  Income from operations represented 9.7% of sales in the third quarter of 2011 as compared with 10.0% of sales in the prior year.

     Income from operations for the Specialty Minerals segment declined 2% to $19.3 million from $19.7 million in the prior year and was 11.3% of net sales as compared with 12.0% in the third quarter of 2010.  Operating income for the Refractories segment was $7.5 million as compared to income from operations of $6.3 million in the prior year and represented 8.3% of sales as compared with 7.5% of sales.

Non-Operating Deductions (millions of dollars)	Third Quarter 2011	Third Quarter 2010	Growth

Non-operating deductions	$1.7	$0.2	*	%
* Percentage not meaningful

     In the third quarter of 2011, the Company recorded net non-operating deductions of $1.7 million as compared to net non-operating deductions of $0.2 million in the prior year.  During the third quarter of 2011, the Company recognized currency translation losses of $1.4 million upon deconsolidation of our joint venture in Korea.

Provision for Taxes on Income (millions of dollars)	Third Quarter 2011	Third Quarter 2010	Growth
Provision for taxes on income	$7.4	$7.3	1%

     Provision for taxes on income during the third quarter of 2011 was $7.4 million as compared to $7.3 million during the third quarter of 2010. The effective tax rate for the third quarter of 2011 was 31.1% compared to 29.5% for the third quarter of 2010. In the third quarter of 2011, the effective tax rate was negatively affected by 1.5 percentage points related to the foreign currency translation loss for which the Company could not record a tax benefit.

Consolidated Net Income, net of tax (millions of dollars)	Third Quarter 2011	Third Quarter 2010	Growth
Consolidated net income, net of tax	$16.3	$17.5	(7)%

     The Company recorded consolidated net income, net of tax, of $16.3 million as compared with $17.5 million in the prior year.

Non-controlling Interests (million of dollars)	Third Quarter 2011	Third Quarter 2010	Growth
Net income	$0.7	$0.8	(13)%

     The decrease in the income attributable to non-controlling interests is due to slightly lower profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Third Quarter 2011	Third Quarter 2010	Growth
Net income	$15.7	$16.7	(6)%

     Net income attributable to MTI was $15.7 million in the third quarter of 2011 as compared with income of $16.7 million in the prior year. Diluted earnings per common share were $0.87 per share in the third quarter of 2011 as compared with $0.90 per share in the prior year.

Nine months ended October 2, 2011 as compared with nine months ended October 3, 2010

(millions of dollars)	First Nine Months 2011	% of Total Sales	Growth	First Nine Months 2010	% of Total Sales
Net Sales

U.S	$420.8	53.1%	3%	$410.2	54.1%
International	372.3	46.9%	7%	348.8	45.9%
Net sales	$793.1	100.0%	4%	$759.0	100.0%

Paper PCC	$379.3	47.8%	1%	$375.6	49.5%
Specialty PCC	48.2	6.1%	8%	44.7	5.9%
PCC Products	$427.5	53.9%	2%	$420.3	55.4%

Talc	$35.4	4.5%	4%	$34.1	4.5%
Ground Calcium Carbonate	53.2	6.7%	2%	52.0	6.8%
Processed Minerals Products	$88.6	11.2%	3%	$86.1	11.3%

Specialty Minerals Segment	$516.1	65.1%	2%	$506.4	66.7%

Refractory Products	$216.1	27.2%	10%	$196.2	25.9%
Metallurgical Products	60.9	7.7%	8%	56.4	7.4%
Refractories Segment	$277.0	34.9%	10%	$252.6	33.3%

Net sales	$793.1	100.0%	4%	$759.0	100.0%

     Worldwide net sales in the first nine months of 2011 increased 4% to $793.1 million from $759.0 million in the prior year.  Foreign exchange had a favorable impact on sales of approximately $22.1 million or approximately 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $516.1 million as compared with $506.4 million for the same period in 2010.  Sales in the Refractories segment increased 10% from the previous year to $277.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 2% in the first nine months to $427.5 million from $420.3 million in the prior year.  Foreign exchange had a favorable impact on sales of $12.4 million, or 3 percentage points of growth. Paper PCC sales increased 1% to $379.3 million in the first nine months of 2011 from $375.6 million in the prior year.  Total Paper PCC volumes decreased approximately 4% with volume declines in all regions. This was offset by increased pricing and the effects of foreign exchange. Sales of Specialty PCC increased 8% to $48.2 million from $44.7 million in the prior year.  This increase was due to volume increases, increased prices, and the effects of foreign exchange.

     Net sales of Processed Minerals products increased 3% from prior year in the first nine months of 2011 to $88.6 million from $86.1 million in the prior year.  This increase was attributable to 8% higher volumes and price increases in the talc product line.

     Net sales in the Refractories segment in the first nine months of 2011 increased 10% to $277.0 million from $252.6 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications increased 10 percent to $216.1 million from $196.2 million primarily due to increased selling prices, higher volumes, higher equipment sales, and the effects of foreign exchange. Sales of metallurgical products within the Refractories segment increased 8 percent to $60.9 million as compared with $56.4 million in the same period last year due to increased selling prices and better product mix, which more than offset  volume declines of 9%, primarily in Asia.

     Net sales in the United States increased 3% to $420.8 million in the first nine months of 2011.  International sales in the first nine months of 2010 increased 7% to $372.3 million, primarily due to the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Nine Months 2011	Nine Months 2010	Growth

Cost of goods sold	$633.6	$600.4	6%
Marketing and administrative	$69.4	$67.5	3%
Research and development	$14.5	$14.7	(1)%
Restructuring and other costs	$0.5	$0.9	(46)%

      Cost of goods sold was 79.9% of sales as compared with 79.1% of sales in the prior year.  Production margin increased $0.9 million, or 1% on a 4% increase on sales. In the Specialty Minerals segment, production margin remained flat as compared with a 2% increase in sales.  This segment incurred higher raw materials and energy costs that were not fully recovered by price increases.  In the Refractories segment, production margin increased 2%, on a 10% increase in sales.  This segment incurred higher raw material costs of $13 million that were partially offset by price increase of $9.4 million, the favorable effects of foreign exchange and higher equipment sales.

     Marketing and administrative costs increased 3% to $69.4 million in the first nine months of 2011 as compared to $67.5 million in the prior year.  Marketing and administrative costs as a percentage  of net sales, however, was 8.7% of sales in the third quarter of 2011 as compared with 8.9% of sales in the prior year.

     Research and development expenses decreased 1% to $14.5 million and represented 1.8% of net sales as compared with 1.9% of net sales in the prior year.

     Restructuring and other costs during the first nine months of 2011 were $0.5 million and primarily related to an additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities. Restructuring and other costs during the first nine months of 2010 were $0.9 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, Virginia and Plymouth, North Carolina satellite facilities and additional net provisions for severance and other employee benefits.

Income from Operations (millions of dollars)	Nine Months 2011	Nine Months 2010	Growth

Income from operations	$75.2	$75.5	0%

     The Company recorded income from operations in the first nine months of 2011 of $75.2 million as compared with $75.5 million in the prior year.  Income from operations represented 9.5% of net sales as compared with 9.9% of net sales in the prior year.

     Income from operations for the Specialty Minerals segment decreased 1% to $57.1 million from $57.4 million in the prior year.  Income from operations for the Refractories segment increased 4% to $22.2 million from $21.4 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	Nine months 2011	Nine months 2010	Growth

Non-operating income (deductions), net	$(3.3)	$0.3	*	%
* Percentage not meaningful

     Non-operating deductions were $3.3 million in the first nine months of 2011 as compared with net non-operating income of $0.3 million in the prior year.  Included in non-operating deductions for the first nine months of 2011 are foreign currency translation losses recognized upon deconsolidation of the Company’s joint venture in Korea. Included in the non-operating income for the first nine months of 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.

Provision for Taxes on Income (millions of dollars)	Nine months 2011	Nine months 2010	Growth

Provision for taxes on income	$21.7	$22.6	(4)%

     Provision for taxes on income during the first nine months of 2011 was $21.7 million as compared to $22.6 million during the first nine months of 2010. The effective tax rate for the first nine months of 2011 was 30.2% as compared to 29.8% for the first nine months of 2010. The rate for 2011 was affected by the foreign currency translation loss for Korea for which the Company could not record a tax benefit.

Consolidated net income, net of tax (millions of dollars)	Nine months 2011	Nine months 2010	Growth
Income (loss) from continuing operations	$50.2	$53.2	(6)%

     The Company recorded consolidated net income, net of tax, of $50.2 million as compared with $53.2 million in the prior year.

Non-controlling Interests (million of dollars)	Nine months 2011	Nine months 2010	Growth
Net income (loss)	$2.3	$2.2	5%

     The increase in the income attributable to non-controlling interests was due to slightly higher profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	Nine months 2011	Nine months 2010	Growth
Net income	$47.9	$51.0	(6)%

     Net income attributable to MTI was $47.9 million for the first nine months of 2011 as compared with income of $51.0 million in the prior year. Diluted earnings per common share were $2.62 for the first nine months of 2011 as compared with earnings per share of $2.73 in the prior year.

Liquidity and Capital Resources

     Cash flows provided from operations in the first nine months of 2011 were principally used to fund capital expenditures, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to $92.9 million in the first nine months of 2011 as compared with $108.1 million for the same period last year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital decreased approximately 2% from December 2010. Total days of working capital decreased four days to 55 days in the third quarter of 2011 from 59 days in the fourth quarter of 2010. This decrease was due to a reduction of working capital combined with higher sales levels at the end of third quarter 2011 as compared with the fourth quarter 2010.

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million shares of Company stock over a two-year period. As of October 2, 2011, 1,278,606 shares were purchased under this program at an average price of approximately $58.66 per share. This program has been completed.

    The Company's Board of Directors has authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period upon completion of the existing program.

The following table summarizes our contractual obligations as of October 2, 2011:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$94.3	$8.6	$77.5	$8.2	$--
Operating lease obligations	20.2	3.6	4.8	4.0	7.8
Total contractual obligations	$114.5	$12.2	$82.3	$12.2	$7.8

     The Company had $186 million in uncommitted short-term bank credit lines, of which $5.4 million were in use at October 2, 2011.  Our credit lines are primarily in the US, with approximately $16 million or 8% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2011 should be between $50 million and $60 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2011 - $0.6 million; 2012 - $8.5 million; 2013 - $77.0 million; 2014 - $8.2 million; thereafter - $0.0 million.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We have open forward exchange contracts to purchase approximately $1.3 million of foreign currencies as of October 2, 2011. The contracts mature between November 2011 and January of 2012.  The fair value of these instruments at October 2, 2011 was an asset of $0.2 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at October 2, 2011 was an asset of $2.6 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 2, 2011.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 76 pending silica cases and 25 pending asbestos cases.  To date, 1,389 silica cases and 8 asbestos cases have been dismissed. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

     We believe that the most likely form of overall site remediation will be to leave existing contamination in place, encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964.  Though the cost of the likely remediation above remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $400,000, which has been accrued as of October 2, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June

1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $400,000, which has been accrued as of October 2, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2010 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 4 – July 31	46,202	$64.82	941,006	$18,377,025

August 2 – August 29	130,600	$56.30	1,071,606	$11,024,472

August 30 – October 3	207,000	$53.25	1,278,606	$1,614

Total	383,802	$55.68

     On February 22, 2010, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over the next two-year period. As of October 2, 2011, 1,278,606 shares were purchased under this program at an average price of approximately $58.66 per share.  This program has been completed.

     The Company's Board of Directors has authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period upon completion of the existing program.

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

The following table sets forth the information required by the Reform Act with respect to each mine or mine complex for which we are the operator for the period July 4, 2011 to October 2, 2011 (number of occurrences, except for proposed assessment dollar values):

Mining Complex	Section 104(a) – S&S	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments	Fatalities
	(A)	(B)	(C)	(D)	(E)	(F)	(G)
Lucerne Valley, CA	0	0	0	0	0	$28,204	0
Canaan, CT	2	0	0	0	0	$3,868	0
Adams, MA	0	0	0	0	0	$0	0
Dillon, MT**	1	0	0	0	0	$300*	0

*           As of the date of this report, we have not received proposed assessments for certain additional violations issued during this period for this location.
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

During the period July 4 to October 2, 2011, we did not receive any written notice from MSHA, with respect to any mine or mine complex for which we are the operator, of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health and safety hazards under section 104(e) of the Mine Act or (B) the potential to have such a pattern.

As of October 2, 2011, we had eleven pending legal actions before the Federal Mine Safety and Health Review Commission, all resulting from a recent MSHA inspection of the Lucerne Valley, California facility.  We have no other legal actions before the Commission involving any other mine or mine complex for which we are the operator.

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

10.1	Fourth Amendment to the Company’s Savings and Investment Plan
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/ Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President-Finance and
Chief Financial Officer
(principal financial officer)

October 28, 2011

Exhibits Index

The following documents are filed as part of this report:

10.1	Fourth Amendment to the Company’s Savings and Investment Plan
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
99	Statement of Cautionary Factors That May Affect Future Results.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase