Form 10-K
period 2011-12-31
MINERALS TECHNOLOGIES INC
filed 2012-02-27
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [  ]     No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 30, 2011, was approximately $1.2 billion.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 10, 2012, the Registrant had outstanding 17,729,834 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $560.6 million, $554.6 million and $534.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
·	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
·	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $497.0 million, $496.6 million and $484.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

     Approximately 47% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2011, see Item 2, "Properties," below.

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

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills. These merchant facilities are located at Adams, Massachusetts; Birmingham, England; and Walsum, Germany.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2011, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 17 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

     Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 20% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at about 11 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

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

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $63.6 million, $58.0 million and $50.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Birmingham, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $115.5 million, $110.4 million and $93.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net sales of talc products were $46.9 million, $44.0 million and $32.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $68.6 million, $66.4 million and $61.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $368.8 million, $337.4 million and $278.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $287.4 million, $264.5 million and $225.4 million for the years ended December 31, 2011, 2010 and 2009. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.

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
·
LACAM® Torpedo: A laser scanning system that measures the refractory lining thickness inside a Hot Iron (Torpedo) Ladle.  The torpedo ladles transport liquid iron from a blast furnace to the steel plant.

     Refractories Markets

     The principal market for the Company's refractory products is the steel industry.  Management believes that certain trends in the steel industry will provide growth opportunities for the Company.  These trends include growth and quality improvements in select geographic regions (e.g., China, Middle East, Eastern Europe and India) the development of improved manufacturing processes such as thin-slab casting, the trend in North America to shift production from integrated mills to electric arc furnaces (mini-mills) and the ever-increasing need for improved productivity and longer lasting refractories.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $81.4 million, $72.9 million and $53.5 million for the years ended December 31, 2011, 2010 and 2009. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.  The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  The Company purchases a portion of its magnesia requirements from sources in China.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs have also affected the delivered cost of raw materials imported from China to North America and Europe.  The Company has developed alternate sources of magnesia over the past few years that has reduced our reliance on China sourced magnesia.  The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

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

     Under the FulfillTM platform of products, the Company continues to develop its filler-fiber composite material. The Fulfill™ brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The Fulfill™ E-325 series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of Fulfill™ E-325. We have signed agreements with five paper mills and  are actively engaged with additional paper mill sites for further Fulfill™ deployment. We continue product development with other products within this platform. The Company is currently in commercial discussions with a company in Europe for FulFillTM F, our most advanced high filler technology.

     The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2011, 2010 and 2009, the Company spent approximately $19.3 million, $19.6 million and $19.9 million, respectively, on research and development. The Company's research and development spending for 2011, 2010 and 2009 was approximately 1.9%, 2.0% and 2.2% of net sales, respectively.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania.  It also has research and development facilities in China, Finland, Germany, Ireland, Japan and Turkey.  Approximately 77 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 242 patents and approximately 851 trademarks related to its business.  Our patents expire between 2012 and 2030. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2011, the Company employed 2,077 persons, of whom 1,028 were employed outside of the United States.

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

     Financial information concerning our business segments and the geographical areas in which we operate appears in the Notes to the Consolidated Financial Statements.  Information related to our executive officers is included in Item 10, “Directors, Executive Officers and Corporate Governance.”

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

Worldwide general economic, business, and industry conditions have had, and may continue to have, an adverse effect on the Company’s results.

The global economic instability of the past few years has caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges.  The Company’s business and operating results have been and may continue to be adversely affected by these global economic conditions.  In particular, our operations in Europe continue to be impacted by the uncertain European economy.  A currency or financial crisis in Europe could precipitate a significant decline in the European economy, which would likely result in a decrease in demand for our products in Europe.   The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve, primarily paper, steel, construction and automotive, have been particularly adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company’s results.  Global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future.  Future weakness in the global economy could materially and adversely affect our business and operating results.

•	The Company’s operations are subject to the cyclical nature of its customers' businesses and we may not be able to mitigate that risk.

The majority of the Company's sales are to customers in industries that have historically been cyclical: paper, steel, construction, and automotive.  These industries have been particularly adversely affected by the uncertain global economic climate.  Our Refractories segment primarily serves the steel industry.  North American and European steel production has continued to improve from 2009, but in 2011 was still approximately 15% below 2008 levels.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets remain approximately 15% below 2008 levels.  The reduced demand for paper industry products has also caused the paper industry to experience a number of recent bankruptcies and paper mill closures, including among our customers.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2011 averaged approximately 607 thousand units, a 4% improvement over 2010.  Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, North American car and truck production was up 12% in 2011, but remains well below 2008 levels. Demand for our products is subject to these trends. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers' businesses, including by diversifying its portfolio of products and services; through geographic expansion, and by structuring most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines.  In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products.  However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries.  Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations.  A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

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

•	The Company’s sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $497.0 million in 2011, or approximately 47.5% of the Company’s net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

•	The Company’s sales could be adversely affected by consolidation in customer industries, principally paper and steel.

Several consolidations in the paper industry have taken place in recent years and such consolidation could continue in the future. These consolidations could result in partial or total closure of some paper mills where the Company operates PCC satellites. In 2011, the Company idled its satellite plant in Anjalankoski, Finland, due to the permanent closure of the paper mill, and the Company’s satellite plant at Alizay, France, is temporarily closed while the mill’s owner seeks to divest it. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. Similarly, consolidations have occurred in the steel industry.  Such consolidations in the two major industries we serve concentrate purchasing power in the hands of a smaller number of papermakers and steel manufacturers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.
•
The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues.

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

The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts..  Failure to appropriately manage safety, human health, product liability and environmental risks associated with the Company’s products and production processes could adversely impact the Company’s employees and other stakeholders, the Company’s reputation and its results of operations. Public perception of the risks associated with the Company’s products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. While the Company has procedures and controls to manage these risks, carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for current matters, which it believes to be adequate, an unanticipated liability, arising out of a current matter or proceeding or from the other risks described above, could have a material adverse effect on the Company’s financial condition or results of operations.

•	Delays or failures in new product development could adversely affect the Company’s operations.

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

•	The Company’s ability to compete is dependent upon its ability to defend its intellectual property against infringement.

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

•	The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally.  Approximately 47% of our sales in 2011 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We are presently concerned about the possibility of recessionary conditions in Europe, from which we derived approximately 30% of our sales in 2011. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.
•	The Company’s operations are dependent on the availability of raw materials and increases in costs of raw materials or energy could adversely affect our financial results.

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

While most such raw materials are readily available, the Company purchases a portion of its magnesia requirements from sources in China.  The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future.  Price increases for certain other of our raw materials, as well as increases in energy prices, have also affected our business. Our ability to recover increased costs is uncertain.  The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these rapidly escalating costs.  While the contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation, there is a time lag before such price adjustments can be implemented.   In 2011, increased raw materials affected our Specialty Minerals segment by $13 million while raw material prices affected our Refractories segment by $14 million. These increased raw material costs in both segments were partially offset by price increases.

We cannot predict whether, and how much, prices for our key raw materials will increase in the future.  Changes in the costs or availability of such raw materials, to the extent we cannot recover them in price increases to our customers, could adversely affect the Company’s results of operations.

•	The Company operates in very competitive industries, which could adversely affect our profitability.

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

•	Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company’s financial condition or results of operations.

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

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation as of December 31, 2011.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior Wisconsin, Wisconsin Rapids	New Page Corporation New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang 1	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou1	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Anjalankoski2	Myllykoski Paper Oy
Finland, Tervakoski	Trierenberg Holding
France, Alizay	M-real Corporation
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah1	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur1	Ballarpur Industries Ltd.
Indonesia, Perawang1	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi1	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz1	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank1	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom1	Double A Paper Company Ltd.
1  These plants are owned through joint ventures.
2   The Company ceased production at this facility in  the fourth quarter of 2011.

     The Company also owned and operated at December 31, 2011, 8 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, as well as owned or leased and operated 18 manufacturing facilities worldwide within the Refractories segment.  The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry1	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New York, New York	Headquarters3	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

Location	Facility	Product Line
International
Australia, Carlingford	Sales Office2	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories
Finland, Kaarina	Research Laboratory2	PCC
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes
Italy, Nave	Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Admin.Sales Office2	PCC
Spain, Santander	Administrative Office2	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Africa, Johannesburg	Sales Office/Administrative Office2	Monolithic Refractories
Turkey, Gebzea	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Administrative Office/Sales Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1	This plant is leased to another company.
2
Leased by the Company.  The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963.  The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

     The following sets forth, for each of the quarries or mines we own or operate, as set forth above, our current estimate as to the amount of reserves such quarry or mine holds, based on the most recent mine plan, and its usage rate in 2011.

Millions of tons
Location	Reserves	2011 Usage
Arizona, Pima County	8.90	0.10
California, Lucerne Valley	48.80	0.84
Connecticut, Canaan	21.35	0.46
Massachusetts, Adams	24.50	0.60
Montana, Dillon	3.74	0.15

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

Item 3.   Legal Proceedings

          Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 27 pending asbestos cases.  To date, 1,389 silica cases and 8 asbestos cases have been dismissed. One new silica case and one new asbestos case were filed in the fourth quarter of 2011.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

        On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination. We are now conducting a site-specific risk assessment required by the regulators.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Item 4.  Mine Safety Disclosures

     The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

     The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX."

     Information on market prices and dividends is set forth below:

2011 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$68.73	$70.09	$68.63	$58.00
Low	62.46	63.01	49.27	46.75
Close	68.73	67.66	49.27	56.53

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2010 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$56.05	$59.53	$59.68	$66.81
Low	46.36	46.90	45.73	56.43
Close	52.30	46.90	58.65	65.41

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	784,986	$54.19	838,869

Equity compensation plans not approved by security holders	--	--	--

Total	784,986	$54.19	838,869

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 3 – October 3	25	$48.55	1,278,631	$--

October 3 – October 30	59,575	$50.25	59,575	$72,006,308

October 31 – November 27	40	$52.69	59,615	$72,004,201
	--------
November 28 - December 31	--	$--	59,615	$72,004,201

Total	59,640	$50.25

     In 2010 the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of shares over a two-year period.   This program was completed on October 3, 2011. 1,278,631 shares were repurchased under this program at an average price of approximately $58.66 per share.

     In 2011, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period following the completion of the prior program. As of December 31, 2011, 59,615 shares have been repurchased under this program at an average price of approximately $ 50.25 per share.

     On January 25, 2012, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 10, 2012, the last reported sales price on the NYSE was $65.94 per share.  As of February 10, 2012, there were approximately 180 holders of record of the common stock.

     The following graph compares the cumulative 5-year total return provided shareholders of Minerals Technologies Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the S&P Midcap 400, the S&P Mid Cap 400 Materials Sector index, and the Dow Jones Industrial Average. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on 12/31/2005 and its relative performance is tracked through 12/31/11.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Minerals Technologies Inc., the S&P 500 Index, the S&P Midcap 400 Index, the Dow Jones US Industrials Index, and the S&P MidCap 400 Materials Sector

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Minerals Technologies Inc.
S&P 500
S&P Midcap 400
Dow Jones US Industrials
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2012 Dow Jones & Co. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11

Minerals Technologies Inc.	100.00	114.23	70.00	93.69	112.92	97.92
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
Dow Jones US Industrials	100.00	113.57	68.66	86.56	109.08	108.22
S&P MidCap 400 Materials Sector	100.00	108.87	60.86	93.87	117.25	116.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2011	2010	2009	2008	2007

Net sales	$1,044.9	$1,002.4	$907.3	$1,112.2	$1,077.7
Cost of goods sold	832.7	793.2	751.5	891.7	845.1
Production margin	212.2	209.2	155.8	220.5	232.6

Marketing and administrative expenses	92.1	90.5	91.1	101.8	104.6
Research and development expenses	19.3	19.6	19.9	23.1	26.3
Impairment of assets	--	--	39.8	0.2	94.1
Restructuring and other costs	0.5	0.8	22.0	13.4	16.0
Income (loss) from operations	100.3	98.3	(17.0)	82.0	(8.5)

Non-operating income (deductions), net	(2.6)	0.6	(6.1)	0.3	(3.0)

Income (loss) from continuing operations before Provision (benefit) for taxes on income (loss)	97.7	98.9	(23.1)	82.3	(11.5)
Provision (benefit) for taxes on income (loss)	27.5	29.0	(5.4)	24.1	11.3
Income (loss) from continuing operations	70.2	69.9	(17.7)	58.2	(22.8)
Income (loss) from discontinued operations, net of tax	--	--	(3.2)	10.3	(37.8)
Consolidated net income (loss)	70.2	69.9	(20.9)	68.5	(60.6)
Less: Net income attributable to
non-controlling interests	(2.7)	(3.0)	(2.9)	(3.2)	(2.9)
Net income (loss) attributable to Minerals
Technologies Inc. (MTI)	$67.5	$66.9	$(23.8)	$65.3	$(63.5)

Earnings Per Share

Basic:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$3.75	$3.59	$(1.10)	$2.91	$(1.34)
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	--	--	(0.17)	0.54	(1.97)

Basic earnings (loss) per share attributable to MTI	$3.75	$3.59	$(1.27)	$3.45	$(3.31)

Diluted:
Earnings (loss) from continuing operations
attributable to MTI…………………………………..	$3.73	$3.58	$(1.10)	$2.90	$(1.34)
Earnings (loss) from discontinued operations
attributable to MTI…………………………………..	--	--	(0.17)	0.54	(1.97)

Diluted earnings (loss) per share attributable to MTI	$3.73	$3.58	$(1.27)	$3.44	$(3.31)

Weighted average number of common shares outstanding:
Basic	18,009	18,614	18,724	18,893	19,190
Diluted	18,118	18,693	18,724	18,983	19,190
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Balance Sheet Data:
Working capital	$539.4	$520.3	$447.8	$380.7	$306.2
Total assets	1,165.0	1,116.1	1,072.1	1,067.6	1,128.9
Long-term debt	85.4	92.6	92.6	97.2	111.0
Total debt	99.8	97.2	104.1	116.2	127.7
Total shareholders' equity	768.0	782.7	747.7	734.8	773.3

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statements can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.7	79.1	82.8
Production margin	20.3	20.9	17.2

Marketing and administrative expenses	8.8	9.0	10.1
Research and development expenses	1.9	2.0	2.2
Impairment of assets	--	--	4.4
Restructuring charges	--	0.1	2.4
Income (loss) from operations	9.6	9.8	(1.9)

Income (loss) from continuing operations before
Provision (benefit) for taxes	9.4	9.9	(2.6)
Provision (benefit) for taxes on income	2.6	2.9	(0.6)
Non-controlling interests	0.3	0.3	0.3
Income (loss) from continuing operations	6.5	6.7	(2.3)
Income (loss) from discontinued operations	--	--	(0.3)

Net income (loss)	6.5%	6.7%	(2.6)%

Executive Summary

     The Company reported record earnings per share for 2011 of $3.73 per share. The Company’s results reflected continued solid financial performance as the Company continued to advance its growth strategies of geographic market expansion and new product innovation and development.

     Worldwide net sales for 2011 were $1.045 billion, an increase of 4% from 2010 sales of $1.002 billion. Foreign exchange had a favorable impact on sales of approximately $21.0 million, or less than 2 percentage points of growth. Income from operations was a record $100.3 million in 2011 as compared to income from operations of $98.3 million in the prior year. Included in operating income in 2011 were restructuring charges of $0.5 million.  Included in operating income of the prior year were restructuring charges of $0.8 million.

     In 2011, the Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the year, we signed contracts for five new satellite PCC facilities, three in India, one in Thailand and another in Bangladesh, and began operation of three new satellite plants.  We now have five commercial agreements with paper mills for our FulfillTM  portfolio of products.  The company also completed the expansion of three satellites in Thailand, Brazil and the US.  In 2011, the company also recorded record earnings for its Refractories segment.

     The Company's balance sheet as of December 31, 2011 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2011 were approximately $414 million. Our cash flows from operations were in excess of $133 million in 2011.  In addition, we had available lines of credit of $180 million, our debt to equity ratio was very low at 11.5%, and our current ratio was 4.0.

We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  Although North American and European steel production improved 7% and 5%, respectively in 2011 as compared with the prior year, it remains well below 2008 levels.  In the paper industry, which is served by our Paper PCC product line, 2011 production levels for printing and writing papers within North America and Europe, our two largest markets were 5% and 2% below the prior year.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2011 averaged approximately 607 thousand units, and were up 4% from 2010 levels. Housing starts were at a peak rate of 2.1 million units in 2005.  In the automotive industry, 2011 North American car and truck production was approximately 12% higher than the prior year, but  still approximately 5% below 2008 levels.

•
Some of our customers may experience mill shutdowns due to further consolidations, or may face liquidity issues, or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•
Consolidations and rationalizations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as Minerals Technologies Inc.

•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us.
•	We are subject to volatility in pricing and supply availability of our key raw materials used in our Paper PCC product line and Refractory product line.
•	We continue to rely on China for a portion of our supply of magnesium oxide in the Refractories segment, which may be subject to uncertainty in availability and cost.
•	Fluctuations in energy costs have an impact on all of our businesses.
•
Changes in the fair market value of our pension assets, rates of return on assets, and discount rates could continue to have a significant impact on our net periodic pension costs as well as our funding status.

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

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France. Over the past several months, M-real has been in discussions with a number of paper producers; however none of the candidates have fulfilled M-real’s conditions for sale.  Although the paper mill is presently not operating, we believe discussions for the sale of the mill continue.
If M-real terminates its operations at the Alizay paper mill, the Company would likely shut down its PCC satellite facility and could incur an impairment of assets charge. Under that scenario, the Company could pursue options for mitigation or recovery of assets, including redeployment of assets to other locations to the extent feasible. The net book value of the facility as of December 31, 2011 is $5.3 million. 2011 annual sales at Alizay were approximately $7 million.

     During the third quarter of 2011, NewPage Corporation filed for Chapter 11 bankruptcy protection.  The Company does business with five NewPage mills, including operating three satellite PCC facilities at NewPage locations. At present, the Company continues to supply PCC to these mills.   If NewPage is unable to emerge from the bankruptcy process or should these facilities cease operations, the Company could incur an impairment of assets charge of up to $16 million and may incur additional provisions for bad debt.  Annual sales to NewPage locations in 2011 were approximately $20 million.

The Company has evaluated these facilities for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge is required in the fourth quarter.

     During the third quarter of 2011, UPM-Kymmene announced its intention to permanently reduce paper capacity at several locations in Europe by the end of 2011.  The Company operated a PCC satellite facility at one of these locations at Anjalankoski, Finland, which ceased operations in the fourth quarter of 2011. The Company accelerated depreciation of the assets at this location, which had a net book value of $0.7 million at the time of the announcement, over the last four months of the year.  Sales at the Company’s satellite at Anjalankoski for 2011 were approximately $15 million.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(Dollars in millions)
Net Sales	2011	% of Total Sales	Growth	2010	% of Total Sales	Growth	2009	% of Total Sales
U.S.	$557.5	53.4	4%	$534.3	53.3%	12%	$478.4	52.7%
International	487.4	46.6	4%	468.1	46.7%	9%	428.9	47.3%
Net sales	$1,044.9	100.0	4%	$1,002.4	100.0%	10%	$907.3	100.0%

Paper PCC	$497.0	47.5	--%	$496.6	49.5%	2%	$484.6	53.4%
Specialty PCC	63.6	6.1	10%	58.0	5.8%	16%	50.1	5.6%
PCC Products	$560.6	53.6	1%	$554.6	55.3%	4%	$534.7	59.0%

Talc	$46.9	4.5	7%	$44.0	4.4%	36%	$32.3	3.5%
GCC	68.6	6.6	3%	66.4	6.6%	8%	61.4	6.8%
Processed Minerals Products	$115.5	11.1	5%	$110.4	11.0%	18%	$93.7	10.3%

Specialty Minerals Segment	$676.1	64.7	2%	$665.0	66.3%	6%	$628.4	69.3%

Refractory Products	$287.4	27.5	9%	$264.5	26.4%	17%	$225.4	24.8%
Metallurgical Products	81.4	7.8	12%	72.9	7.3%	36%	53.5	5.9%
Refractories Segment	$368.8	35.3	9%	$337.4	33.7%	21%	$278.9	30.7%

Net sales	$1,044.9	100.0%	4%	$1,002.4	100.0%	10%	$907.3	100.0%

     Worldwide net sales in 2011 increased 4% from the previous year to $1.045 billion.  Foreign exchange had a favorable impact on sales of $21.0 million or less than 2 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $676.1 million from $665.0 million in 2010.  Sales in the Refractories segment grew 9% to $368.8 million from $337.4 million in the previous year. In 2010, worldwide net sales increased 10% to $1.002 billion from $907.3 million in the prior year.  In 2010, Specialty Minerals segment sales increased 6% and Refractories segment sales increased 21% from 2009 levels.

     In 2011, worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $560.6 million from $554.6 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $10.9 million or less than 2 percentage points of growth. Worldwide net sales of Paper PCC were flat at $497.0 million, increasing slightly from the $496.6 million in the prior year. Total Paper PCC volumes decreased 4% from prior year levels with declines in all regions. Volume decreases of approximately $20.7 million were offset by contractual price increases and the effects of foreign exchange. Sales of Specialty PCC increased 10% to $63.6 million from $58.0 million in 2010. This increase was attributable to higher volumes and the effects of foreign exchange.

     In 2010, worldwide net sales of PCC increased 4% to $554.6 million from $534.7 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $3.5 million or less than 1 percentage point of growth.  Worldwide net sales of Paper PCC increased 2% to $496.6 million from $484.6 million in the prior year.  Total Paper PCC volumes increased 3% from 2009 levels with moderate volume increases with the exception of Asia where there was an 18% increase in volumes due to the startup of a new  satellite facility in India and increase of volumes at other facilities. Volume increases of approximately $18.2 million were partially offset by $10 million in contractual price decreases.  Sales of Specialty PCC increased 16% in 2010 to $58.0 million from $50.1 million in the prior year. This increase was primarily attributable to higher volumes.

     Net sales of Processed Minerals products in 2011 increased 5% to $115.5 million from $110.4 million in 2010. GCC products and talc products increased 3% and 7% to $68.6 million and $46.9 million, respectively. The increases in the Processed Minerals product line was attributable to increased volumes due to slight improvements in the residential and commercial construction markets and moderate improvements in  the automotive market. Volumes increased 7% from the prior year.

     Net sales of Processed Minerals products in 2010 increased 18% to $110.4 million from $93.7 million in 2009. GCC products and talc products increased 8% and 36% to $66.4 million and $44.0 million, respectively.  The increased in the Processed Minerals product line as primarily attributable to increased GCC volumes and due to increased volumes and selling price increases within our talc product line, as well as improvements in the residential and commercial construction markets and the automotive market as compared to the depressed conditions in the prior year.  Volumes increased 9% from the prior year.

     Net sales in the Refractories segment in 2011 increased 9% to $368.8 million from $337.4 million in the prior year. Foreign exchange had a favorable impact on sales of $10.1 million, or approximately 3 percentage points.  Sales of refractory products and systems to steel and other industrial applications increased 9% to $287.4 million from $264.5 million. Sales of metallurgical products within the Refractories segment increased 12% to $81.4 million as compared with $72.9 million last year. The increases in all product lines within this segment were primarily due to price increases and the effects of foreign exchange.

     Net sales in the Refractories segment in 2010 increased 21% to $337.4 million from $278.9 million in the prior year. Foreign exchange had an unfavorable impact on sales of $2.3 million, or approximately 1 percentage point. Sales of refractory products and systems to steel and other industrial applications increased 17% to $264.5 million from $225.4 million.  Sales of metallurgical products within the Refractories segment increased 36% to $72.9 million as compared with $53.5 million in the same period last year.  The increase in all product lines within this segment are driven by higher worldwide volumes due to improved market conditions in the steel industry as compared to significant weaknesses in the prior year.

     Net sales in the United States grew approximately 4% to $557.5 million in 2011 and represented approximately 53.4% of consolidated net sales. International sales increased approximately 4% to $487.4 million from $468.1 million.  The increase in sales was primarily due to higher worldwide volumes, price increases, the effects of foreign exchange and a slight contribution from our new satellite PCC plants .

Operating Costs and Expenses
(Dollars in millions)

	2011	Growth	2010	Growth	2009
Cost of goods sold	$832.7	5%	$793.2	6%	$751.5
Marketing and administrative	$92.1	2%	$90.5	(1)%	$91.1
Research and development	$19.3	(2)%	$19.6	(2)%	$19.9
Impairment of assets	$--	0%	$--	0%	$39.8
Restructuring charges	$0.5	(38)%	$0.8	(96)%	$22.0
*  Percentage not meaningful

     Cost of goods sold in 2011 was 79.7% of sales compared with 79.1% in the prior year.  Production margin increased $3 million, or 1% as compared with a 4% increase in sales.  In the Specialty Minerals segment, production margin decreased 1%, or $0.7 million, as compared with a 2% increase in sales. This segment incurred higher raw materials and energy costs that were not fully recovered by price increases. In the Refractories segment, production margin increased $3.7 million, or 5% as compared with a 9% increase in sales.  This segment incurred higher raw material costs that were partially offset by price increases, higher equipment sales and the effects of foreign exchange.

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

     Marketing and administrative costs increased 1.7% to $92.1 million in 2011 from $90.5 million in the prior year.  Marketing and administrative costs as a percentage of net sales however, represented 8.8% of net sales as compared with 9.0% in the prior year. In 2010, marketing and administrative expenses were 1% lower than in the prior year.

     Research and development expenses decreased 2% in 2011 to $19.3 million from $19.6 million and represented 1.9% of net sales. In 2010, research and development expense decreased 2% from 2009 and represented 2.0% of net sales.

     Restructuring and other costs in 2011 were $0.5 million and primarily related to additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany and the additional severance cost associated with the ceasing of production at  our PCC facility at Anjalankoski, Finland.   This was partially offset by the reversals of previously recorded liabilities from our 2009 program.

     Restructuring and other costs during 2010 were $0.8 million and primarily related to railcar lease early termination costs associated with the announced plant closures of our Franklin, Virginia, and Plymouth, North Carolina, satellite facilities and additional net provisions for severance and other employee benefits.

Income (Loss) from Operations (Dollars in millions)	2011	Growth	2010	Growth	2009

Income (loss) from operations	$100.3	2%	$98.3	*	$(17.0)
* Percentage not meaningful

     The Company recorded income from operations in 2011 of $100.3 million as compared with $98.3 million in the prior year. Included in income from operations in 2011 were restructuring charges of $0.5 million. Included in 2010 were restructuring charges of $0.8 million.

     The Specialty Minerals segment recorded income from operations of $72.8 million in 2011 as compared with $74.7 million in the prior year. Included in income from operations were restructuring charges of $1.0 million and $0.5 million in 2011 and 2010, respectively.

     The Refractories segment recorded income from operations of $33.2 million in 2011 as compared to $28.0 million in the prior year.  Included in income from operations in 2011 were restructuring reversals of $(0.6) million. Included in the income from operations in the prior year were restructuring charges of $0.3 million.

     In 2010, the Specialty Minerals segment recorded income from operations of $74.7 million as compared $34.2 million in the prior year. The Refractories segment recorded income from operations of $28.0 million in 2010 as compared to a loss from operations of $48.8 million in the previous year.

Non-Operating Income (Deductions) (Dollars in millions)	2011	Growth		2010	Growth	2009

Non-operating income (deductions), net	$(2.6)	*	%	$0.6	*	$(6.1)
* Percentage not meaningful

     The Company recorded non-operating deductions of $2.6 million in 2011 as compared with non-operating income of $0.6 million in the previous year.  Included in non-operating deductions in 2011 were foreign currency losses of $1.4 million recognized upon the sale of a 50% interest in and deconsolidation of the Company’s joint venture in Korea.

     The Company recorded non-operating income of $0.6 million in 2010 as compared with non-operating deduction of $6.1 million in the prior year. Included in the non-operating income 2010 was a gain on the sale of previously impaired assets of $0.2 million and a settlement relating to a customer contract termination of $0.8 million.

Provision (Benefit) for Taxes on Income (Dollars in millions)	2011	Growth	2010	Growth	2009

Provision for taxes on income	$27.5	(5)%	$29.0	*	$(5.4)
* Percentage not meaningful

     The Company recorded provision for taxes on income of $27.5 million in 2011 as compared with $29.0 million in the previous year.   The effective tax rate for 2011 was 28.1% as compared with 29.3% in the prior year. The decrease in the tax rate in the current year primarily relates to a favorable United States tax court case settlement and the resulting expiration of the statute of limitation of the tax years related to the tax court case.

     The Company recorded provision for taxes on income of $29.0 million in 2010 as compared to a benefit of $5.4 million in the previous year.   The effective tax rate for 2010 was 29.3% as compared with a tax benefit of 23.3% in the previous year.   The increase in the tax over the previous year primarily relates to the decrease in the tax benefit of depletion as a percentage of earnings as well as the geographical mix of earnings.

     The factors having the most significant impact on our effective tax rates in recent periods are the reversal of tax reserves as a result of a tax court case settlement, percentage depletion, restructuring and impairments, and the rate differential related to foreign earnings indefinitely invested.

     Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $4.0 million in 2011, $3.7 million in 2010, and $3.2 million in 2009.

     We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $0.9 million in 2011, a decrease of income tax expense of $3.1 million in 2010, and an increase in income tax expense of $1.0 million in 2009.  The decrease of income tax benefits in 2011 as compared with 2010 results from the change in the mix of earnings in the foreign jurisdictions in 2011, statutory tax rate changes,  and a change in the amount of local income and tax adjustments.  The increase of income tax benefits in 2010 as compared with 2009 results from the restructuring losses in the foreign jurisdictions in 2009 and the income tax rate differential in the foreign jurisdictions.

Income (Loss) from Continuing Operations (Dollars in millions)	2011	Growth	2010	Growth	2009

Income (loss) from continuing operations	$70.3	--%	$69.9	*	$(17.7)
* Percentage not meaningful

     The Company recognized income from continuing operations of $70.3 million in 2011, slightly higher than the $69.9 million recorded in 2010.  In 2009, the company recorded a loss from operations of $17.7 million.  The loss in 2009 was attributable to the aforementioned impairment of assets and restructuring charges.

Income (loss) from Discontinued Operations (Dollars in millions)	2011	Growth	2010	Growth	2009

Income (loss) from discontinued operations	$--	%	$--	*	$(3.2)
* Percentage not meaningful

     In 2009, the Company recognized a loss from discontinued operations of $3.2 million. Included in the loss from discontinued operations for 2009 was impairment of assets charge of $5.6 million, net of tax.  The Company recorded this impairment charge to reflect the lower market value of its Mt. Vernon, Indiana, facility which was sold in the fourth quarter of 2009.  Proceeds approximated the net book value.

Noncontrolling Interests (Dollars in millions)	2011	Growth	2010	Growth	2009

Noncontrolling interests	$2.7	(10)%	$3.0	3%	$2.9

     The decrease in the income attributable to non-controlling interests is due to the lower profitability in our joint ventures and the deconsolidation of our Korean joint venture upon the sale of a 50% interest.

Net Income (Loss) attributable to Minerals Technologies Inc. (MTI) (Dollars in millions)	2011	Growth	2010	Growth	2009

Net income (loss) attributable to MTI	$67.5	1%	$66.9	*	$(23.8)
* Percentage not meaningful

     The Company recorded net income of $67.5 million in 2012 as compared to $66.9 million in 2010.  Diluted earnings per share were $3.73 as compared with $3.58 in the previous year.

      In 2009, the Company recorded a net loss of $23.8 million which was attributable to impairment of assets and restructuring charges.

Outlook

     Looking forward, we remain cautious about the state of the global economy, particularly in Europe, and the impact it will have on our product lines. Although we saw market stabilization and improvement in 2010, which continued in 2011, there remains uncertainty as to the sustainability of the upturn.

     In 2012, we plan to focus on the following growth strategies:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurances that we will achieve success in implementing any one or more of these strategies.

Liquidity and Capital Resources

     Cash flows provided from operations in 2011 were used principally to fund $52.1 million of capital expenditures, and repurchase $48.0 million in treasury shares. Cash provided from operating activities totaled $133.7 million in 2011 as compared with $142.4 million in 2010. The decrease in cash from operating activities was primarily due to higher income tax payments. Included in cash flow from operations was pension plan funding of approximately $6.6 million, $8.5 million and $7.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

     Trade working capital is defined as trade accounts receivable, trade accounts payable and inventories.   Our total days of trade working capital decreased to 55 days from 59 days in 2010 reflecting the improvements in working capital management within both business segments.

     The funding status of the Company’s pension plans was approximately 70% at December 31, 201l and we have met all minimum funding requirements.  The funding status at Decmber 31, 2010 was 85%.  The reduction in our funding status was due to a large increase in the projected benefit obligation from a change in the discount rate.

     In 2010 the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of shares over a two-year period.  This program has been completed. 1,278,631 shares were repurchased under this program at an average price of approximately $58.66 per share.

     In 2011, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period upon completion of the prior program.   As of December 31, 2011, 59,615 shares have been repurchased under this program at an average price of approximately $50.25 per share.

     On January 25, 2012, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     The following table summarizes our contractual obligations as of December 31, 2011:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt	$94.0	$8.6	$85.4	$--	$--
Operating lease obligations	21.3	4.4	4.8	5.3	6.8
Total contractual obligations	$115.3	12.9	90.3	5.3	6.8

     We have $185.6 million in uncommitted short-term bank credit lines, of which $5.8 million was in use at December 31, 2011. The credit lines are primarily in the US, with approximately $15.6 million or 8% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2012 should be between $60 million to $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2012 - $8.6 million; 2013 - $77.2 million; 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million; thereafter - $-- million.

     The Company's debt to capital ratio is 12%, which is well below the only financial covenant ratio in its debt agreements.

     The Company has contingent obligations associated with unrecognized tax benefits, including interest and penalties, of approximately $3.9 million.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•
Revenue recognition:  Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2011 and 2010, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.  Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance.  Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts:  Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Such allowance is established through a charge to the provision for bad debt expenses.  We recorded bad debt expenses of $0.9 million, $0.1 million and $1.2 million in 2011, 2010 and 2009, respectively.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

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

•

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends;
•	Market capitalization below invested capital.

The goodwill balance for each reporting unit as of December 31, 2011 and 2010, respectively, was as follows:

($ in millions)	December 31, 2011	December 31, 2010
PCC	$9.2	$9.2
Processed Minerals	4.6	4.6
Refractories	54.3	53.3

Total	$68.1	$67.2

Annually, the Company performs a qualitative assessment for each of its reproting units to determine if the two steo process for impairment is required. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company then evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. Step one involves a) developing the fair value of total invested capital of each Reporting Unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each Reporting Unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a Reporting Unit exceed its fair value, then the Step One test is failed, and the magnitude of any goodwill impairment is determined under Step Two. The amount of impairment loss is determined in Step Two by comparing the implied fair value of Reporting Unit goodwill with the carrying amount of goodwill.
The Company has three Reporting Units, PCC, Processed Minerals and Refractories. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.

In the fourth quarter of 2011, the Company performed a qualitative assessment of its reporting units and determined it was not more likely than not that the fair value of each of its reporting units was less than their carrying values.

●
 Accounting for income taxes: As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Operations.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $44.4 million and $28.9 million at December 31, 2011 and 2010, respectively. Such year-end 2011 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

●
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
A one percentage point change in our major assumptions would have the following effects:

                     Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(3.1)	$0.4	$(1.3)
1% decrease	$3.7	$(0.4)	$1.3

                     Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(31.4)	$2.5
1% decrease	$39.2	$(2.3)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2011 was over 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2011, the Company had approximately 60% of its pension assets in equity securities and 40% in fixed income securities.

●
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

●
Stock Based Compensation: The Company uses the Black-Scholes option pricing model to determine the fair value of stock options on their date of grant.  This model is based upon assumptions relating to the volatility of the stock price, the life of the option, risk-free interest rate and dividend yield. Of these, stock price volatility and option life require greater levels of judgment and are therefore critical accounting estimates.

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2011, the Company used a volatility assumption of 30.93%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2011, the Company used a 6.3 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur, however, were we to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2011.

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

Recently Issued Accounting Standards

     In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, an amendment to FASB ASC Topic 820, Fair Value Measurement. The amendment revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The amendment requires additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to have a material effect on the Company's consolidated financial statements.

     In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments under this guidance will be applied retrospectively.

     In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. ASU 2011-05, as amended by ASU 2011-12, is effective for the company on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating the historical practice of showing these items within our Consolidated Statements of Shareholders’ Equity.

     In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity's financial statements. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company early-adopted the provisions of the guidance and conducted a qualitative analysis and determined the two-step process was not needed at this time.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  We had open forward exchange contracts to purchase approximately $ 0.2 million and $3.2 million of foreign currencies as of December 31, 2011 and 2010, respectively.  These contracts matured in January 2012. The fair value of these instruments at December 31, 2011 and December 31, 2010 was a liability of less than $0.1 million and $0.2 million, respectively.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2011 was an asset of $3.5 million. The fair value of these instruments at December 31, 2010 was an asset of $2.7 million.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

 Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

     The Company has substantially completed the implementation of a global enterprise resource planning ("ERP") system to manage its business operations and all of our domestic and European locations are using the new systems. The transition to the new system has proceeded to date without any adverse effects to internal controls. We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

     Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name	Age	Position

Joseph C. Muscari	65	Chairman of the Board and Chief Executive Officer
Douglas T. Dietrich	42	Senior Vice President, Finance and Treasury, Chief Financial Officer
Douglas W. Mayger	54	Senior Vice President, Performance Minerals and MTI Supply Chain
Thomas J. Meek	54	Senior Vice President, General Counsel and Secretary, Chief Compliance Officer
D.J. Monagle, III	49	Senior Vice President and Managing Director, Paper PCC
Michael A. Cipolla	54	Vice President, Corporate Controller and Chief Accounting Officer
Jonathan J. Hastings	49	Vice President, Corporate Development
Johannes C. Schut	47	Vice President and Managing Director, Minteq International

     Joseph C. Muscari was elected Chairman of the Board and Chief Executive Officer effective March 1, 2007. Prior to that, he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     Douglas T. Dietrich was elected Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 1, 2011.  Prior to that, he was appointed Vice President, Corporate Development and Treasury effective August 2007. He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

     Douglas W. Mayger was elected Senior Vice President, Performance Minerals and Supply Chain in June 2011.  Prior to that, he was Vice President and Managing Director, Performance Minerals which encompasses the Processed Minerals product line and the Specialty PCC product line, effective October 1, 2008. Prior to that, he was General Manager- Carbonates West, Performance Minerals and Business Manager - Western Region. Before joining the Company as plant manager in Lucerne Valley in 2002, he served as Vice President of Operations for Aggregate Industries.

     Thomas J. Meek was elected Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer in October 2011.  Prior to that, he was Vice President, General Counsel and Secretary of the Company effective September 1, 2009.  Prior to that, he served as Deputy General Counsel at Alcoa.  Before joining Alcoa in 1999, Mr. Meek worked with Koch Industries, Inc. of Wichita, Kansas, where he held numerous supervisory positions.  His last position there was Interim General Counsel.  From 1985 to 1990, Mr. Meek was an Associate/Partner in the Wichita, Kansas law firm of McDonald, Tinker, Skaer, Quinn & Herrington, P.A.

     D.J. Monagle, III was elected Senior Vice President and Managing Director, Paper PCC, effective October 1, 2008.  In November 2007, he was appointed Vice President and Managing Director - Performance Minerals. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility.  Between 1985 and 1990, he served as an aviation officer n the U.S. Army’s 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

     Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003.  Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998.  From 1992 to 1998 he served as Assistant Corporate Controller.

     Jonathan J. Hastings was elected Vice President, Corporate Development effective September 2011.  Prior to that, he was Senior Director of Strategy and New Business Development- Coatings, Global at The Dow Chemical Company.  Prior to that he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager—Packaging and Building Materials—Europe.

     Johannes C. Schut was elected Vice President and Managing Director, Minteq International in March 2011.  He joined the Company in 2004 as Director of Finance- Europe.  In 2006, he was named Vice President, Minteq – Europe including Middle East and India.  Before joining Minerals Technologies Inc., Mr. Schut held positions of increasing responsibility with Royal Phillips Electronics and Royal FrieslandCampina – DMV International.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-33.

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (2)
3.3	-	Certificate of Designations authorizing issuance and establishing designations, preferences and rights of Series A Junior Preferred Stock of the Company (1)
4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (5) (+)
10.5(a)	-	Second to Employment Agreement, dated July 21, 2010, between the Company and Joseph C. Muscari (6) (+)
10.6	-	Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (7) (+)
10.6(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III(8) (+)

10.7	-	Employment Agreement, dated May 13, 2004, between the Company and Johannes C. Schut (*) (+)
10.8	-	Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle(9) (+)
10.8(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (10) (+)

10.9	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (11) (+)

10.10	-	Company Employee Protection Plan, as amended August 27, 1999 (12) (+)
10.11	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (13) (+)
10.11(a)	-	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (*) (+)
10.12	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (14) (+)
10.13	-	Company Retirement Plan, as amended and restated effective as of January 1, 2006 (15) (+)
10.13(a)	-	First Amendment to the Company Retirement Plan, effective as of January 1, 2008 (16) (+)
10.13(b)	-	Second Amendment to the Company Retirement Plan, dated December 22, 2008 (17) (+)
10.13(c)	-	Third Amendment to the Company Retirement Plan, dated October 9, 2009 (18) (+)
10.13(d)	-	Fourth Amendment to the Company Retirement Plan, dated December 11, 2009 (19) (+)
10.13(e)	-	Fifth Amendment to the Company Retirement Plan, dated December 18, 2009 (20) (+)
10.13(f)	-	Sixth Amendment to the Company Retirement Plan, dated December 17, 2010 (21) (+)
10.14	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (22) (+)
10.15	-	Company Savings and Investment Plan, as amended and restated as of September 14, 2007 (23) (+)
10.15(a)	-	First Amendment to the Company Savings and Investment Plan, dated December 22, 2008 (24) (+)
10.15(b)	-	Second Amendment to the Company Savings and Investment Plan, dated December 18, 2009 (25) (+)
10.15(c)	-	Third Amendment to the Company Savings and Investment Plan, dated December 17, 2010 (26) (+)
10.15(d)	-	Fourth Amendment to the Company Savings and Investment Plan, dated October 19, 2011 (27) (+)
10.16	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (28) (+)
10.16(a)	-	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (*)(+)
10.17	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (29)(+)
10.17(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (30) (+)
10.18	-	Company Retiree Medical Plan, effective as of January 1, 2011 (31)(+)
10.19	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (32)(+)
10.20	-
Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (33)

10.21	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)
95		Information Concerning Mine Safety Violations (*)
(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(5)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.

(6)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on July 27, 2010
(7)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 209.
(9)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(10)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(12)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(13)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(15)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(16)	Incorporated by reference to exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(18)	Incorporated by reference to exhibit 10.12(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Incorporated by reference to exhibit 10.12(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to exhibit 10.12(e) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to exhibit 10.12(f) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(22)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.
(24)	Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(25)	Incorporated by reference to exhibit 10.14(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(26)	Incorporated by reference to exhibit 10.14(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended October 2, 2011.
(28)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(29)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(30)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(31)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(32)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(33)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 24, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 24, 2012
Joseph C. Muscari	(principal executive officer)

/s/ Douglas T. Dietrich	Senior Vice President-Finance and Treasury,	February 24, 2012
Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 24, 2012
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

*	Director	February 24, 2012
Paula H. J. Cholmondeley

*	Director	February 24, 2012
Robert L. Clark

*	Director	February 24, 2012
Duane R. Dunham

*	Director	February 24, 2012
Steven J. Golub

*	Director	February 24, 2012
Michael F. Pasquale

*	Director	February 24, 2012
John T. Reid

*
Marc E. Robinson	Director	February 24, 2012

*	Director	February 24, 2012
William C. Stivers

*	Director	February 24, 2012
Barbara Smith

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(thousands of dollars)

Assets	December 31,
	2011	2010

Current assets:
Cash and cash equivalents	$395,152	$367,827
Short-term investments, at cost which approximates market	18,494	16,707
Accounts receivable, less allowance for doubtful accounts:
2011 - $3,008; 2010 - $2,440	194,317	181,128
Inventories	90,760	86,464
Prepaid expenses and other current assets	21,566	23,446
Total current assets	720,289	675,572

Property, plant and equipment, less accumulated depreciation and depletion	318,134	332,797
Goodwill	64,671	67,156
Other assets and deferred charges	61,861	40,580
Total assets	$1,164,955	$1,116,105

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$5,846	$4,611
Current maturities of long-term debt	8,552	--
Accounts payable	103,354	80,728
Income taxes payable	5,334	6,606
Accrued compensation and related items	33,026	31,670
Restructuring liabilities	1,411	3,484
Other current liabilities	23,379	28,138
Total current liabilities	180,902	155,237

Long-term debt	85,449	92,621
Accrued pension and postretirement benefits	97,318	48,563
Other non-current liabilities	33,266	36,989
Total liabilities	396,935	333,410

Commitments and contingent liabilities (Notes 17 and 18)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
issued 29,134,244 shares in 2011 and 28,969,244 shares in 2010	2,913	2,897
Additional paid-in capital	335,134	323,235
Retained earnings	963,130	899,211
Accumulated other comprehensive income (loss)	(45,331)	(3,590)
Less common stock held in treasury, at cost; 11,479,279
shares in 2011 and 10,670,693 shares in 2010	(514,234)	(466,230)
Total MTI shareholders' equity	741,612	755,523
Non-controlling interest	26,408	27,172
Total shareholders’ equity	768,020	782,695
Total liabilities and shareholders' equity	$1,164,955	$1,116,105

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATION
(thousands of dollars, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$1,044,853	$1,002,354	$907,321
Cost of goods sold	832,657	793,161	751,503
Production margin	212,196	209,193	155,818

Marketing and administrative expenses	92,058	90,474	91,075
Research and development expenses	19,330	19,577	19,941
Impairment of assets	--	--	39,831
Restructuring and other costs	470	865	22,024

Income (loss) from operations	100,338	98,277	(17,053)

Interest income	3,907	2,765	2,874
Interest expense	(3,254)	(3,336)	(3,490)
Foreign exchange gains (losses)	(1,211)	324	(2,452)
Other income (deductions)	(2,040)	819	(3,019)
Non-operating income (deductions), net	(2,598)	572	(6,087)

Income (loss) from continuing operation before provision (benefit)
for taxes on income	97,740	98,849	(23,140)
Provision (benefit) for taxes on income	27,486	28,963	(5,387)
Income (loss) from continuing operations, net of tax	70,254	69,886	(17,753)
Income (loss) from discontinued operations, net of tax	--	--	(3,151)
Consolidated net income (loss)	70,254	69,886	(20,904)
Less: Net income attributable to non-controlling interests	(2,733)	(3,017)	(2,892)
Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$67,521	$66,869	$(23,796)

Earnings per share:
Basic:
Income (loss) from continuing operations attributable to MTI	$3.75	$3.59	$(1.10)
Income (loss) from discontinued operations attributable to MTI	--	--	(0.17)
Basic earnings (loss) per share attributable to MTI	$3.75	$3.59	$(1.27)

Diluted:
Income (loss) from continuing operations attributable to MTI	$3.73	$3.58	$(1.10)
Income (loss) from discontinued operations attributable to MTI	--	--	(0.17)
Diluted earnings (loss) per share attributable to MTI	$3.73	$3.58	$(1.27)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
	Year Ended December 31,
	2011	2010	2009
Operating Activities
Consolidated net income (loss)	$70,254	$69,886	$(20,904)
Income (loss) from discontinued operations	--	--	(3,151)
Income (loss) from continuing operations	70,254	69,886	(17,753)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	58,223	63,981	72,401
Impairment of assets	--	--	39,831
Pension settlement loss and amortization	--	--	18,833
Loss on disposal of property, plant and equipment	288	941	793
Deferred income taxes	1,250	1,772	(23,989)
Provision for bad debts	878	49	1,271
Stock-based compensation	7,237	5,860	5,780
Other non-cash items	41	189	--

Changes in operating assets and liabilities
Accounts receivable	(14,186)	(7,577)	(7,680)
Inventories	(7,340)	(3,713)	58,835
Prepaid expenses and other current assets	(5,787)	3,164	8,558
Pension plan funding	(6,650)	(8,466)	(8,642)
Accounts payable	24,824	6,351	5,455
Restructuring liabilities	(2,550)	(4,741)	1,442
Income taxes payable	(712)	6,829	2,090
Tax benefits related to stock incentive programs	166	136	42
Other	7,723	7,758	(778)
Net cash provided by continuing operations	133,659	142,419	156,489
Net cash provided by discontinued operations	--	--	4,340
Net cash provided by operations	133,659	142,419	160,829

Investing Activities
Purchases of property, plant and equipmentq	(52,060)	(34,518)	(26,591)
Purchases of short-term investments	(12,423)	(10,738)	(7,144)
Proceeds from sales of short-term investments	9,380	4,125	10,052
Proceeds from disposal of property, plant and equipment	78	39	838
Net cash used in investing activities - continuing operations	(55,025)	(41,092)	(22,845)
Net cash provided by investing activities - discontinued operations	--	--	4,428
Net cash used in investing activities	(55,025)	(41,092)	(18,417)

Financing Activities
Issuance of long-term debt	1,596	--	--
Repayment of long-term debt	(275)	(4,600)	(4,000)
Net issuance (repayment) of short-term debt	2,030	(1,331)	(8,249)
Purchase of common shares for treasury	(48,004)	(27,922)	--
Cash dividends paid	(3,601)	(3,720)	(3,743)
Proceeds from issuance of stock under option plan	5,912	1,086	172
Excess tax benefits related to stock incentive programs	6	53	12
Net cash used in financing activities	(42,336)	(36,434)	(15,808)

Effect of exchange rate changes on cash and cash equivalents	(8,973)	(8,012)	2,466

Net increase in cash and cash equivalents	27,325	56,881	129,070
Cash and cash equivalents at beginning of year	367,827	310,946	181,876
Cash and cash equivalents at end of year	$395,152	$367,827	$310,946

Non-cash Investing and Financing Activities:
Treasury stock purchases settled after year-end	$--	$2,069	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31,2008	$2,883	$312,972	$863,601	$(31,634)	$(436,238)	$23,247	$734,831

Comprehensive Income (loss):
Net income(loss)	--	--	(23,796)	--	--	2,892	(20,904)
Currency translation adjustment	--	--	--	23,479	--	873	24,352
Unamortized gains and prior service cost	--	--	--	12,789	--	--	12,789
Cash flow hedge:
Net derivative losses arising during the year	--	--	--	(1,548)	--	--	(1,548)
Reclassification adjustment	--	--	--	107	--	--	107
Total comprehensive income (loss)	--	--	(23,796)	34,827	--	3,765	14,796
Dividends declared	--	--	(3,743)	--	--	--	(3,743)
Dividends to non-controlling interests	--	--	--	--	--	(3,430)	(3,430)
Employee benefit transactions	5	322	--	--	--	--	327
Income tax benefit arising from employee
stock option plans	--	56	--	--	--	--	56
Stock-based compensation	--	4,906	--	--	--	--	4,906
Balance as of December 31, 2009	$2,888	$318,256	$836,062	$3,193	$(436,238)	$23,582	$747,743

Comprehensive Income (loss):
Net income	--	--	66,869	--	--	3,017	69,886
Currency translation adjustment	--	--	--	(9,195)	--	1,022	(8,173)
Unamortized gains and prior service cost	--	--	--	347	--	--	347
Cash flow hedge:
Net derivative gains arising during the year	--	--	--	2,020	--	--	2,020
Reclassification adjustment	--	--	--	45	--	--	45
Total comprehensive income (loss)	--	--	66,869	(6,783)	--	4,039	64,125
Dividends declared			(3,720)				(3,720)
Dividends to non-controlling interests	--	--	--	--	--	(449)	(449)
Employee benefit transactions	9	1,231	--	--	--	--	1,240
Income tax benefit arising from employee
stock option plans	--	189	--	--	--	--	189
Stock-based compensation	--	3,559	--	--	--	--	3,559
Purchase of Common Stock for Treasury	--	--	--	--	(29,992)	--	(29,992)
Balance as of December 31, 2010	$2,897	$323,235	$899,211	$(3,590)	$(466,230)	$27,172	$782,695

Comprehensive Income (loss):
Net income	--	--	67,521	--	--	2,733	70,254
Sale of controlling interest	--	--	--	--	--	(820)	(820)
Currency translation adjustment	--	--	--	(16,687)	--	(878)	(17,565)
Unamortized losses and prior service cost	--	--	--	(25,630)	--	--	(25,630)
Cash flow hedge:
Net derivative gains arising during the year	--	--	--	529	--	--	529
Reclassification adjustment	--	--	--	47	--	--	47
Total comprehensive income (loss)	--	--	67,521	(41,741)	--	1,035	26,815
Dividends declared			(3,602)				(3,602)
Dividends to non-controlling interests	--	--	--	--	--	(1,799)	(1,799)
Employee benefit transactions	16	5,895	--	--	--	--	5,911
Income tax benefit arising from employee
stock option plans	--	172	--	--	--	--	172
Stock-based compensation	--	5,832	--	--	--	--	5,832
Purchase of common stock for treasury	--	--	--	--	(48,004)	--	(48,004)
Balance as of December 31, 2011	$2,913	$335,134	$963,130	$(45,331)	$(514,234)	$26,408	$768,020

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $18.5 million and $16.7 million at December 31, 2011 and 2010, respectively.

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

     Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead assessed for impairment.  Intangible assets with estimable useful lives are amortized over their respective estimated lives to the estimated residual values, and reviewed for impairment.

     In 2011, the Company performed a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing was required.  If the Company had determined that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, the Company would then have evaluated the recoverability of goodwill using a two-step impairment test approach at the reporting unit level, as it had done in years prior. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2011, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Subsequent events
     The Company has evaluated for subsequent events through the date of issuance of its financial statements.

     Noncontrolling Interests
     In 2009, the Company adopted the provisions of a standard issued by the Financial Accounting Standards Board (“FASB”) on Noncontrolling Interests.  The income statement was revised to separately present consolidated net income, which now includes the amounts attributable to the Company plus noncontrolling interests and net income attributable solely to the Company.  Additionally, noncontrolling interests are considered a component of equity for all periods presented.  Prior year presentations have been restated to conform with the new statement.  All income attributable to noncontrolling interests for the periods presented was from continuing operations.   In the third quarter of 2011, the Company divested a 50% interest in its Refractories joint venture in Korea.  As a result, the Company now has a 20% equity interest in this entity and will account for this investment using the equity method.  There were no other changes in MTI’s ownership interest for the period ended December 31, 2011 as compared with December 31, 2010.

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

     Net income (loss) for years ended 2011, 2010 and 2009 include $2.7 million, $2.0 million and $2.2 million pretax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of operations on the non-qualified stock options is $1.1 million, $0.8 million and $0.9 million for 2011, 2010 and 2009, respectively.

      The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2011 was approximately 6.87%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2011, 2010 and 2009 was $22.06, $16.32 and $11.86, respectively. The weighted average grant date fair value for stock options vested during 2011, 2010 and 2009 was $15.17, $17.01 and $20.15, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $0.5 million and $0.1 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected life (years)	6.3	6.3	6.3
Interest rate	2.46%	2.92%	1.87%
Volatility	30.93%	28.80%	28.01%
Expected dividend yield	0.31%	0.41%	0.50%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance December 31, 2010	820,030	$52.11
Granted	122,323	64.12
Exercised	(120,598)	50.02
Canceled	(34,768)	53.59
Balance December 31, 2011	786,987	$54.19	5.71	$10,087

Exercisable, December 31, 2011	559,670	$54.16	4.63	$2,639

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $56.53 as of the last business day of the period ended December 31, 2011 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2011, 2010 and 2009 was $14.30, $16.06 and $18.50 per share, respectively.  As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2011 is as follows:
	Shares	Weighted Average Exercise Price Per Share
Nonvested options outstanding at December 31, 2010	269,315	$47.13
Options granted	122,323	64.12
Options vested	(133,864)	48.76
Options forfeited …	(30,457)	54.78
Nonvested options outstanding, December 31, 2011	227,317	$54.29

     The following table summarizes additional information concerning options outstanding at December 31, 2011:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/11	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price
$38.620	-	$49.505	302,241	6.4	$44.69	183,199	$44.24
$50.785	-	$59.330	158,162	2.8	$54.09	154,402	$54.09
$60.195	-	$69.315	326,584	6.5	$63.04	222,069	$62.38
$38.620	-	$69.315	786,987	5.2	$54.19	559,670	$54.15

Restricted Stock

     The Company has granted certain corporate officers rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan").  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 68,489 shares, 78,320 shares and 101,400 shares for the periods ended December 31, 2011, 2010 and 2009, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2011, there was unrecognized stock-based compensation related to restricted stock of $2.7 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $4.6 million, $3.8 million and $4.2 million for the periods ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company recorded reversals of $0.1 million, $0.1 million and $0.6 million for periods ended December 31, 2011, 2010 and 2009, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 47,123 restricted stock shares that vested for the year ended December 31, 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the restricted stock activity for the Plan:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2010	150,270	$47.19
Granted	68,489	$64.17
Vested	(47,123)	$63.98
Canceled	(45,624)	$60.44
Unvested balance at December 31, 2011	126,012	$54.42

Note 3.   Earnings Per Share (EPS)

(thousands, except per share amounts)	2011	2010	2009
Basic EPS
Income (loss) from continuing operations attributable to MTI	$67,521	$66,869	$(20,645)
Income (loss) from discontinued operations attributable to MTI	--	--	(3,151)
Net income (loss) attributable to MTI	$67,521	$66,869	$(23,796)

Weighted average shares outstanding	18,009	18,614	18,724

Basic earnings (loss) per share from continuing operations attributable to MTI	$3.75	$3.59	$(1.10)
Basic earnings (loss) per share from discontinued operations attributable to MTI	--	--	(0.17)
Basic earnings (loss) per share attributable to MTI	$3.75	$3.59	$(1.27)

Diluted EPS	2011	2010	2009
Income (loss) from continuing operations attributable to MTI	$67,521	$66,869	$(20,645)
Income (loss) from discontinued operations attributable to MTI	--	--	(3,151)
Net income (loss) attributable to MTI	$67,521	$66,869	$(23,796)

Weighted average shares outstanding	18,009	18,614	18,724
Dilutive effect of stock options	109	79	--
Weighted average shares outstanding, adjusted	18,118	18,693	18,724

Diluted earnings (loss) per share from continuing operations	$3.73	$3.58	$(1.10)
Diluted earnings (loss) per share from discontinued operations	--	--	(0.17)
Diluted earnings (loss) per share	$3.73	$3.58	$(1.27)

     Options to purchase 109,032 shares, 96,801 shares and 322,933 shares of common stock for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Additionally, the weighted average diluted common shares outstanding for the year ended December 31, 2009 excludes the dilutive effect of stock options and restricted stock, as inclusion of these would be anti-dilutive.  Approximately, 55,000 common share equivalents were not included in the computation of diluted earnings per share for the period ended December 31, 2009.

Note 4.   Discontinued Operations

     During the second quarter of 2009, the Company recorded impairment of asset charges of $5.6 million, net of tax, to recognize the lower market value of its Mt. Vernon, Indiana facility.   On October 26, 2009, the Company sold this facility for the approximate amount of the net book value of the assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table details selected financial information for the discontinued operations in the consolidated statements of operations for fiscal years ended December 31, 2009. There were no discontinued operations in the fiscal years ended December 31, 2011 and December 31. 2010.  The amounts exclude general corporate overhead and interest expense which were previously allocated to the entities comprising discontinued operations.

Thousands of Dollars	2009

Net sales	$15,600

Production margin	1,148

Expenses	582
Impairment of assets	5,778
Restructuring and other costs	--
Gain on sale of assets	239

Income (loss) from operations	$(4,973)

Other income	--

Foreign currency translation
loss from liquidation of investment	--

Provision (benefit) for taxes on income	(1,822)

Income (loss) from discontinued operations, net of tax	$(3,151)

Note 5.   Income Taxes

     Income (loss) from continuing operations before provision (benefit) for taxes and discontinued operations by domestic and foreign source is as follows:

Thousands of Dollars	2011	2010	2009
Domestic	$46,950	$49,484	$(29,766)
Foreign	50,790	49,365	6,626
Income (loss) from continuing operations before provision (benefit) for income taxes	$97,740	$98,849	$(23,140)

The provision (benefit) for taxes on income consists of the following:

Thousands of Dollars	2011	2010	2009

Domestic
Taxes currently payable
Federal	$11,793	$12,287	$7,628
State and local	2,145	1,861	68
Deferred income taxes	(1,886)	411	(23,722)
Domestic tax provision (benefit)	12,052	14,559	(16,026)
Foreign
Taxes currently payable	12,298	13,043	10,906
Deferred income taxes	3,136	1,361	(267)
Foreign tax provision	15,433	14,404	10,639

Total tax provision (benefit)	$27,486	$28,963	$(5,387)

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2011	2010	2009

U.S. statutory tax rate	35.0%	35.0%	(35.0)%
Depletion	(4.1)	(3.8)	(13.9)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(1.0)	(3.1)	4.3
Change in Mexican law………………………………	(0.2)	0.3	6.4
State and local taxes, net of Federal tax benefit	1.2	1.2	(12.1)
Tax credits and foreign dividends	(0.1)	(0.1)	(1.4)
Change in valuation allowance	(1.2)	(0.1)	27.0
Impact of uncertain tax positions…………………….	(2.8)	(1.5)	0.1
Other	1.3	1.4	1.3
Consolidated effective tax rate	28.1%	29.3%	(23.3)%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2011	2010

Deferred tax assets:
Accrued expenses	$9,752	$13,890
Net operating loss carry forwards	11,083	10,725
Pension and post-retirement benefits costs	40,584	19,857
Other	11,163	10,990
Valuation allowance.	(6,860)	(6,276)
Total deferred tax assets	$65,722	$49,186

Thousands of Dollars	2011	2010

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$4,832	$6,203
Intangible assets	11,387	10,527
Mexican tax recapture	1,021	1,549
Other	4,067	2,000
Total deferred tax liabilities	21,307	20,279
Net deferred tax assets	$(44,415)	$(28,907)

     The current and long-term portion of net deferred tax assets is as follows:

Thousands of Dollars	2011	2010

Net deferred tax assets, current	$(4,903)	$(8,378)
Net deferred assets, long term	(39,512)	(20,529)
	$(44,415)	$(28,907)

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.  The long-term portion of the net deferred tax assets are included in other assets and deferred charges.

     The Company has $6.7 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $1.8 million expire over the next 20 years, and $4.9 million can be utilized over an indefinite period.

     On December 31, 2011, the Company had $3.9 million of total unrecognized tax benefits. Included in this amount were a total of $2.3 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity related to our unrecognized tax benefits:

(Thousands of Dollars)	2011	2010

Balance as of January 1, 2011	$6,473	$8,496
Increases related to current year positions	563	329
Decreases related to new judgments	(373)	--
Decreases related to audit settlements and statute expirations	(2,751)	(2,234)
Other	--	(118)
Balance as of December 31, 2011	$3,912	$6,473

     The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net reversal of $1.1 million of interest and penalties during 2011 and had a total accrued balance on December 31, 2011 of $0.7 million.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and European income tax examinations by tax authorities for years prior to 2006.

     Net cash paid for income taxes were $31.9 million, $24.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

     The Company has not provided for U.S. federal and foreign withholding taxes on $317.2 million of foreign subsidiaries' undistributed earnings as of December 31, 2011 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $317.2 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $39.2 million.

Note 6.   Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2011	2010

Raw materials	$38,510	$34,862
Work in process	6,044	6,448
Finished goods	26,055	25,757
Packaging and supplies	20,151	19,397
Total inventories	$90,760	$86,464

Note 7.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2011	2010

Land	$27,370	$27,334
Quarries/mining properties	39,596	39,596
Buildings	147,115	144,348
Machinery and equipment	911,753	918,450
Construction in progress	31,060	13,438
Furniture and fixtures and other	91,755	95,256
	1,248,649	1,238,422
Less: Accumulated depreciation and depletion	(930,515)	(905,625)
Property, plant and equipment, net	$318,134	$332,797

      Depreciation and depletion expense for the years ended December 31, 2011, 2010 and 2009 was $55.9 million, $61.2 million and $69.0 million, respectively.

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

      A reconciliation of the restructuring liability for this program, as of December 31, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions (Reversals)	Cash Expenditures	Balance as of December 31, 2011
Contract termination costs	$1.3	$(0.2)	$(0.3)	$0.8
Other exit costs	--	0.9	(0.9)	--
	$1.3	$0.7	$(1.2)	$0.8

     In the first quarter of 2011, the Company recorded additional restructuring costs associated with our 2007 restructuring of our PCC facility in Germany.

     Approximately $1.2 million and $0.4 million in severance payments were paid in 2011 and 2010, respectively.  A restructuring liability of $0.8 million remains at December 31, 2011.  Such amounts will be funded from operating cash flows.

2009 Restructuring Program

      In the second quarter of 2009, the Company initiated a program to improve efficiencies through the consolidation of manufacturing operations and reduction of costs.

     The restructuring program reduced the current workforce by approximately 200 employees worldwide.  This reduction in force relates to plant consolidations as well as a streamlining of the corporate and divisional management structures to operate more efficiently. This program has been completed.

     A reconciliation of the restructuring liability for this program, as of December 31, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions (Reversals)	Cash Expenditures	Balance as of December 31, 2011
Severance and other employee benefits	$2.0	$(0.6)	$(1.3)	$0.1
	$2.0	$(0.6)	$(1.3)	$0.1

     Approximately $1.3 million and $3.5 million in severance payments were paid in 2011 and 2010, respectively.  The remaining liability of $0.1 million will be funded from operating cash flows.

Other Restructuring

    In the fourth quarter of 2011, the Company recorded restructuring charges of the shutdown of its Anjalankoski, Finland satellite facility in connection with the announced closure of the paper mill at that location.

     In the fourth quarter of 2009, the Company recorded restructuring charges for the shutdown of its Franklin, Va. satellite facility in connection with the announced closure of the paper mill at that location.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation of the restructuring liability for these closures, as of December 31, 2011, is as follows:

(millions of dollars)	Balance as of December 31, 2010	Additional Provisions	Cash Expenditures	Balance as of December 31, 2011
Severance and other employee benefits	$0.1	$0.4	$--	$0.5
	$0.1	$0.4	$--	$0.5

     The remaining liability of $0.5 million will be funded from cash flows from operations, and the program is expected to be completed in 2012.

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

Note 10.  Goodwill and Other Intangible Assets

     The carrying amount of goodwill was $64.7 million and $67.2 million as of December 31, 2011 and December 31, 2010, respectively. The net change in goodwill since December 31, 2010 was attributable to the effects of foreign exchange.

     Acquired intangible assets subject to amortization included in other assets and deferred charges as of December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$4.0	$6.2	$3.5
Customer lists	2.7	1.5	2.7	1.2
	$8.9	$5.5	$8.9	$4.7

       The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.8 million, $0.5 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The estimated amortization expense is $0.6 million for each of the next five years through 2016.

     Included in other assets and deferred charges is an additional intangible asset of approximately $0.9 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven satellite PCC facilities. In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.7 million, $1.0 million and $1.5 million was amortized in 2011, 2010 and 2009, respectively. Estimated amortization as a reduction of sales is as follows: 2012 - $0.4 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

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

     Based on established criteria, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 1 open foreign exchange contract as of December 31, 2011.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Short-term Investments

     The composition of the Company's short-term investments are as follows:

(in millions of dollars)	2011	2010
Short-term Investments
Short-term bank deposits	$18.5	$16.7

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2011.

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

     As of December 31, 2011, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates and certain investment in money market funds. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.  The fair values of investments in money market funds are determined by quoted prices in active markets and are categorized as level 1. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3 and there were no transfers in or out of Level 3 during the year ended December 31, 2011. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

     The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions of dollars)	Assets (Liabilities) at Fair Value as of December 31, 2011
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$3.5	$--
Money market funds	$134.7	$--	$--
Total	$134.7	$3.5	$--

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2010

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2011, the Company had an open foreign exchange contract with a financial institution to purchase approximately $0.2 million of foreign currencies. This contract matured in January 2012. The fair value of this instrument was a liability of less than $0.1 million at December 31,2011.  The fair value of open foreign exchange contracts at December 31,2010 was a liability of $0.2 million.

     Additionally, the Company has entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe.  These contracts mature in October 2013.  The fair value of these instruments at December 31, 2011 and December 31, 2010 was an asset of $3.5 million and $2.7 million, respectively.

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

     The Company's bad debt expense for the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $0.1 million and $1.3 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Long-Term Debt and Commitments

     The following is a summary of long term debt:
(thousands of dollars)	Dec. 31, 2011	Dec. 31, 2010

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013 25,000	25,000	25,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8,000	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations
Due 2013	1,421	1,421
Other Borrowings
Due 2013	1,380	--
Total	94,001	92,621
Less: Current maturities	8,552	--
Long-term debt	85,449	$ 92,621

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.31% and 0.45% for the years ended December 31, 2011 and 2010, respectively.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama.  The bonds bear interest at either a variable rate or fixed rate at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.31% and 0.45% for the years ended December 31, 2011 and 2010, respectively.

          On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. The remaining principal payment of $1.4 million will be made in 2013.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating
Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2011 and December 31, 2010 was 0.77% and 0.79%, respectively. The principal payment for both tranches is due on October 5, 2013.

     In January 2011, the Company entered into a Renminbi (“RMB”) denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million. Principal of this loan is payable in installments over the next three years.  Interest is payable semi-annually and is based upon the official RMB lending rate announced by the People’s Bank of China.  The average interest rate for the year ended December 31, 2011 was  6.5%.

     The aggregate maturities of long-term debt are as follows: 2012 - $ 8.6 million; 2013 - $77.2 million; 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million; thereafter - $-- million.

     The Company had available approximately $185.6 million in uncommitted, short-term bank credit lines, of which $5.8 million was in use at December 31, 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Short-term borrowings as of December 31, 2011 and 2010 were $5.8 million and $4.6 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2011 and 2010 was 5.3% and 3.27%, respectively.

     During 2011, 2010 and 2009, respectively, the Company incurred interest costs of $3.5 million, $3.5 million and $3.7 million including $0.3 million, $0.2 million and $0.2 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2011 and 2010 is as follows:

     Obligations and Funded Status

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$226.5	$210.2	$15.6	$13.2
Service cost	7.1	6.6	0.7	0.7
Interest cost	11.6	11.5	0.6	0.8
Actuarial (gain) loss	40.5	10.9	(2.1)	1.4
Benefits paid	(11.7)	(11.4)	(0.5)	(0.5)
Settlements	(1.5)	--	--	--
Foreign exchange impact	(0.6)	(1.7)	--	--
Other	0.0	0.4	--	--
Benefit obligation at end of year	$271.9	$226.5	$14.4	$15.6

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2011	2010	2011	2010

Change in plan assets
Fair value of plan assets beginning of year	$191.6	$176.7	$--	$--
Actual return on plan assets	3.1	19.9	--	--
Employer contributions	6.1	8.0	0.5	0.5
Plan participants' contributions	0.4	0.4	--	--
Benefits paid	(11.7)	(11.4)	(0.5)	(0.5)
Settlements	(1.5)	--)	--	--
Foreign exchange impact	(0.5)	(2.0)	--	--
Fair value of plan assets at end of year	$187.5	$191.6	$--	$--

Funded status	$(84.4)	$(34.9)	$(14.4)	$(15.6)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2011	2010	2011	2010

Non-current asset	$--	$0.1	$--	$--
Current liability	(0.4)	(0.5)	(1.2)	(1.5)
Non-current liability	(84.0)	(34.5)	(13.2)	(14.1)
Recognized liability	$(84.4)	$(34.9)	$(14.4)	$(15.6)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2011	2010	2011	2010

Net actuarial loss	$84.7	$58.8	$1.5	$2.8
Prior service cost	2.9	3.8	(11.7)	(13.6)
Amount recognized end of year	$87.6	$62.6	$(10.2)	$(10.8)

     The accumulated benefit obligation for all defined benefit pension plans was $250.5 million and $206.0 million at December 31, 2011 and 2010, respectively.

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Current year actuarial gain (loss)	$(31.5)	$1.2
Amortization of actuarial loss	5.6	0.1
Amortization of prior service credit(gain) loss	0.8	(1.9)
Total recognized in other comprehensive income	$(25.1)	$(0.6)

     The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-retirement Benefits
Millions of Dollars	2011	2010	2009	2011	2010	2009
Service cost	$7.1	$6.6	$7.1	$0.7	$0.7	$1.1
Interest cost	11.7	11.5	11.3	0.6	0.8	1.5
Expected return on plan assets	(13.8)	(12.6)	(12.5)	--	--	--
Amortization of prior service cost	1.3	1.4	2.1	(3.1)	(3.1)	(1.6)
Recognized net actuarial loss	8.6	8.4	7.3	0.1	0.4	0.2
Settlement /curtailment loss	0.5	--	9.4	--	--	--
Net periodic benefit cost	$15.3	$15.3	$24.7	$(1.6)	$(1.2)	$1.2

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The 2012 estimated amortization of amounts in other comprehensive income are as follows:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Amortization of prior service cost	$1.2	$(3.1)
Amortization of net loss	12.7	0.1
Total costs to be recognized	$13.9	$(3.0)

Additional Information
     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Discount rate	5.70%	5.75%	6.00%
Expected return on plan assets	7.25%	7.40%	7.15%
Rate of compensation increase	3.20%	3.50%	3.20%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Discount rate	4.30%	5.70%	5.70%
Rate of compensation increase	3.10%	3.20%	3.20%

     For 2011, 2010 and 2009, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return (loss) on pension assets was approximately 2% in 2011, 11% in 2010 and 7% in 2009.

     The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2009, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets
     The Company's pension plan weighted average asset allocation percentages at December 31, 2011 and 2010 by asset category are as follows:

Asset Category	2011	2010

Equity securities	56.5%	55.1%
Fixed income securities	40.8%	42.6%
Real estate	0.1%	0.1%
Other	2.6%	2.2%
Total	100.0%	100.0%

     The Company's pension plan fair values at December 31, 2011 and 2010 by asset category are as follows:

Million of Dollars
Asset Category	2011	2010

Equity securities	$106.1	$105.6
Fixed income securities	76.4	81.6
Real estate	0.2	0.2
Other	4.8	4.2
Total	$187.5	$191.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents domestic and foreign pension plan assets information at December 31, 2011, 2010 and 2009 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
Millions of Dollars	2011	2010	2009	2011	2010	2009
Fair value of plan assets	$132.2	$138.1	$126.4	$55.3	$53.5	$50.3

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2011:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2011
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$72.5	--	--	$72.5
Non-US equities	33.6	--	--	33.6

Fixed Income Securities
Corporate debt instruments	59.5	16.9	--	76.4

Real estate and otherReal estate and other
Real estate	--	--	0.2	0.2
Other	0.2	--	4.6	4.8
Total Assets	$165.8	$16.9	$4.8	$187.5

U.S. equities—This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities—This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

 Fixed income—This class included debt instruments issued by the US Treasury, and corporate debt instruments.

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2010:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2010
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$79.9	--	--	$79.9
Non-US equities	25.7	--	--	25.7

Fixed Income Securities
Government treasuries	--	--	--	--
Corporate debt instruments	57.8	23.8	--	81.6

Real estate and otherReal estate and other
Real estate	--	--	0.2	0.2
Other	--	--	4.2	4.2
Total Assets	$163.4	$23.8	$4.4	$191.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Contributions
     The Company expects to contribute $12 million to its pension plans and $1.2 million to its other postretirement benefit plan in 2012.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2012	$10.8	$1.2
2013	$13.0	$1.1
2014	$14.4	$1.0
2015	$15.6	$1.0
2016	$16.5	$1.0
2017-2021	$93.9	$5.6

Investment Strategies

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2011 was over 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2011, the Company had approximately 60% of its pension assets in equity securities and 40% in fixed income securities.

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan (a 401K plan) for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.7 million, $2.7 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Notes 17.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $5.3 million, $6.0 million and $6.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2012 through 2016 and in aggregate thereafter are approximately $4.4 million, $2.5 million, $2.3 million, $2.0 million, $1.7 million, respectively, and $8.6 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $1.5 million at December 31, 2011.

     Total future minimum payments to be received under direct financing leases for each of the years 2012 through 2016 and the aggregate thereafter are approximately: $4.4 million, $1.5 million, $1.0 million, $0.8 million, $0.6 million and $0.3 million thereafter.

Note 18.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 27 pending asbestos cases.  To date, 1,389 silica cases and 8 asbestos cases have been dismissed. One new silica case and one new asbestos case were filed in the fourth quarter of 2011.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into in connection with the Company's initial public offering in 1992.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

        On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination. We are now conducting a site-specific risk assessment required by the regulators.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2011.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2011.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 19.  Stockholders' Equity

Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 17,654,965 shares and 18,298,551 shares were outstanding at December 31, 2011 and 2010, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

     Cash dividends of $3.6 million or $0.20 per common share were paid during 2011. In January 2012, a cash dividend of approximately $0.8 million or $0.05 per share, was declared, payable in the first quarter of 2012.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Stock
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2009	435,850	661,781	$55.14	161,294	$61.63
Granted	(280,600)	179,200	39.84	101,400	39.65
Authorized	800,000	--	--	--	--
Exercised/vested	--	(7,532)	35.63	(41,020)	60.35
Canceled	78,875	(45,919)	43.14	(32,956)	61.30
Balance December 31, 2009	1,034,125	787,530	$52.54	188,718	$50.16
Granted	(219,460)	141,140	49.12	78,320	49.13
Exercised/vested	--	(31,697)	44.88	(59,087)	54.43
Canceled	134,624	(76,943)	54.42	(57,681)	52.12
Balance December 31, 2010	949,289	820,030	$54.11	150,270	$47.19
Granted	(190,812)	122,323	64.12	68,489	64.17
Exercised/vested	--	(120,598)	50.02	(47,123)	63.98
Canceled	80,392	(34,768)	53.59	(45,624)	60.44
Balance December 31, 2011	838,869	786,987	$54.19	126,012	$54.52

Note 20.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

     The following table reflects the accumulated balances of other comprehensive income (loss):

(Millions of Dollars)	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$32.3	$(65.0)	$1.1	$(31.6)
Current year net change	23.4	12.8	(1.4)	34.8

Balance at December 31, 2009	$55.7	$(52.2)	$(0.3)	$3.2
Current year net change	(9.2)	0.3	2.1	(6.8)

Balance at December 31, 2010	$46.6	$(51.9)	$1.7	$(3.6)
Current year net change	(16.7)	(25.6)	0.6	(41.7)

Balance at December 31, 2011	$29.9	$(77.5)	$2.3	$(45.3)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $(15.5) million, $1.9 million and $10.0 million for the years ended December 31, 2011 2010 and 2009, respectively.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a reconciliation of asset retirement obligations as of December 31, 2011 and 2010:

(Millions of Dollars)	2011	2010
Asset retirement liability, beginning of period	$14.7	$14.0
Accretion expense	0.6	0.8
Additional obligations	0.2	0.1
Reversal of obligations	(0.4)	--
Payments	(0.2)	(0.1)
Foreign currency translation	(0.2)	(0.1)
Asset retirement liability, end of period	$14.7	$14.7

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $14.3 million is included in other non-current liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Operations.

Note 22.  Non-Operating Income and Deductions

(Millions of dollars)	Year Ended December 31,
	2011	2010	2009
Interest income	$3.9	$2.7	$2.9
Interest expense	(3.3)	(3.3)	(3.5)
Foreign exchange gains (losses)	(1.2)	0.3	(2.4)
Foreign currency translation loss upon liquidation	--	--	(2.3)
Foreign currency translation loss upon deconsolidation of a foreign entity	(1.4)
Gain on sale of previously impaired assets	--	0.2	--
Settlement for customer contract terminations	--	0.8	--
Other deductions	(0.6)	(0.1)	(0.8)
Non-operating income (deductions), net	$(2.6)	$0.6	$(6.1)

     During the third quarter to 2011, the Company recognized currency translation losses of $1.4 million upon the sale of a 50% interest in and deconsolidation of its previously controlled joint venture in Korea.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Segment information for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$676.1	$368.8	$1,044.9
Income from operations	72.8	33.2	106.0
Restructuring and other charges	1.0	(0.6)	0.5
Depreciation, depletion and amortization	47.6	10.6	58.2
Segment assets	603.8	355.8	959.6
Capital expenditures	41.7	8.0	49.7

	2010
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$665.0	$337.4	$1,002.4
Income from operations	74.7	28.0	102.7
Restructuring and other charges	0.5	0.3	0.8
Depreciation, depletion and amortization	52.6	11.4	64.0
Segment assets	585.7	340.5	926.2
Capital expenditures	23.3	8.2	31.5

	2009
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$628.4	$278.9	$907.3
Income (loss) from operations	34.2	(48.8)	(14.6)
Impairment of assets	8.5	31.3	39.8
Restructuring and other charges	11.5	10.5	22.0
Depreciation, depletion and amortization	58.5	13.9	72.4
Segment assets	631.7	326.2	957.9
Capital expenditures	19.1	5.6	24.7

   A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(Millions of Dollars)
Income (loss) from continuing operations before
provision (benefit) for taxes:	2011	2010	2009
Income (loss) from operations for reportable segments	$106.0	$102.7	$(14.6)
Unallocated corporate expenses	(5.7)	(4.5)	(2.5)
Interest income	3.9	2.7	2.9
Interest expense	(3.3)	(3.3)	(3.5)
Other income (deductions)	(3.2)	1.2	(5.4)
Income (loss) from continuing operations before provision (benefit) for taxes	$97.7	$98.8	$(23.1)

Total assets	2011	2010	2009
Total segment assets	$959.6	$926.2	$957.9
Corporate assets	205.4	189.9	114.2

Consolidated total assets	$1,165.0	$1,116.1	$1,072.1

Capital expenditures	2011	2010	2009
Total segment capital expenditures	$49.7	$31.5	$24.7
Corporate capital expenditures	2.4	3.0	1.9
Consolidated total capital expenditures	$52.1	$34.5	$26.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amount of goodwill by reportable segment as of December 31, 2011 and December 31, 2010 was as follows:

	Goodwill
(Millions of Dollars)	December 31, 2011	December 31, 2010
Specialty Minerals	$13.8	$13.8
Refractories	50.9	53.3
Total	$64.7	$67.1

     The net change in goodwill since December 31, 2010 is attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:

(Millions of Dollars)
Net Sales	2011	2010	2009
United States	$557.5	$534.3	$478.4

Canada/Latin America	74.3	68.9	60.2
Europe/Africa	298.4	288.4	283.9
Asia	114.7	110.8	84.8
Total International	487.4	468.1	428.9

Consolidated total net sales	$1,044.9	$1,002.4	$907.3

(Millions of Dollars)
Long-lived assets	2011	2010	2009
United States	$239.8	$239.9	$253.5

Canada/Latin America	14.6	14.9	13.5
Europe/Africa	72.0	89.9	105.7
Asia	59.8	59.4	59.5
Total International	146.4	164.2	178.7

Consolidated total long-lived assets	$386.2	$404.1	$432.2

      Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

     The Company's sales by product category are as follows:

Millions of Dollars	2011	2010	2009
Paper PCC	$497.0	$496.6	$484.6
Specialty PCC	63.6	58.0	50.1
Talc	46.9	44.0	32.3
GCC	68.6	66.4	61.4
Refractory Products	287.4	264.5	225.4
Metallurgical Products	81.4	72.9	53.5

Net sales	$1,044.9	$1,002.4	$907.3

Note 24.  Quarterly Financial Data (unaudited)

Millions of Dollars, Except Per Share Amounts

2011 Quarters	First	Second	Third	Fourth
Net Sales by Major Product Line
PCC	$144.8	$140.2	$142.5	$133.1
Processed Minerals	28.5	31.6	28.6	26.8
Specialty Minerals Segment	173.3	171.8	171.1	159.9
Refractories Segment	89.2	96.6	91.1	91.8

Net sales	262.5	268.4	262.2	251.7
Gross profit	52.9	53.7	52.9	52.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Quarters	First	Second	Third	Fourth
Income from operations	24.7	25.1	25.4	25.2
Consolidated net income	16.7	17.2	16.3	20.1
Non-controlling Interests	(0.9)	(0.7)	(0.7)	(0.4)
Net income attributable to MTI	$15.8	$16.4	$15.7	$19.6
Earnings per share:
Basic	$0.86	$0.90	$0.88	1.11
Diluted	$0.86	$0.90	$0.87	1.11

Market price range per share of common stock:
High	$68.73	$70.09	$68.63	$58.00
Low	$62.46	$63.01	$49.27	$46.75
Close	$68.73	$67.66	$49.27	$56.53

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2010 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$145.1	$138.4	$136.8	$134.3
Processed Minerals	27.0	29.8	29.3	24.3
Specialty Minerals Segment	172.1	168.2	166.1	158.6
Refractories Segment	81.4	87.6	83.7	84.7

Net sales	253.5	255.8	249.8	243.3

Gross profit	51.4	55.0	52.2	50.6

Income from operations	23.1	27.5	25.0	22.8
Consolidated net income	16.1	19.6	17.5	16.7
Non-controlling interests	(0.7)	(0.7)	(0.8)	(0.8)
Net income attributable to MTI…..	$15.4	$19.0	$16.7	$15.8

Earnings per share:
Basic	$0.82	$1.01	$0.90	$0.86
Diluted	$0.82	$1.01	$0.90	$0.86

Market price range per share of common stock:
High	$56.05	$59.53	$59.68	$66.81
Low	$46.36	$46.90	$45.73	$56.43
Close	$52.30	$46.90	$58.65	$65.41

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mineral Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012  expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 24, 2012

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

     The Company assessed its internal control system as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2011, its system of internal control over financial reporting was effective.

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

/s/	Joseph C. Muscari Chairman of the Board and Chief Executive Officer	/s/	Douglas T. Dietrich Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 24, 2012

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2011
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,440	$877	(308)	3,009

Year ended December 31, 2010
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,890	$49	$(499)	$2,440

Year ended December 31, 2009
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,600	$1,211	$(921)	$2,890

(a)	Includes impact of translation of foreign currencies.
(b)	Provision for bad debts, net of recoveries of $-- million, $0.1 million and $1.2 million in 2011, 2010 and 2009, respectively.

S-1

Exhibits Index

The following documents are filed as part of this report:

10.7	Employment agreement, dated May 13, 2004, between the Company and Johannes C. Schut
10.11(a)	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18,2012
10.16(a)	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
95	Information Concerning Mine Safety Violations
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase