Form 10-Q
period 2012-04-01
MINERALS TECHNOLOGIES INC
filed 2012-04-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 13, 2012 17,748,531

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
(thousands, except per share data)	April 1, 2012	April 3, 2011

Net sales	$257,138	$262,520
Cost of goods sold	202,201	209,578
Production margin	54,937	52,942

Marketing and administrative expenses	22,898	23,129
Research and development expenses	5,047	4,869
Restructuring and other costs	0	230

Income from operations	26,992	24,714

Non-operating deductions, net	(598)	(837)
Income from continuing operations before provision for taxes	26,394	23,877
Provision for taxes on income	7,786	7,187

Consolidated net income	18,608	16,690

Less: Net income attributable to non-controlling interests	576	909
Net income attributable to Minerals Technologies Inc. (MTI)	$18,032	$15,781

Earnings per share:

Basic	$1.02	$0.86
Diluted	$1.01	$0.86
Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:

Basic	17,718	18,276
Diluted	17,800	18,415

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(thousands of dollars)	April 1, 2012	April 3, 2011
Consolidated net income	$18,608	$16,690
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,099	16,992
Pension and postretirement plan adjustments	1,821	1,059
Cash flow hedges:
Net derivative losses arising during the period	(534)	(942)
Comprehensive income	28,994	33,799
Comprehensive income attributable to
non-controlling interest	(943)	(1,803)
Comprehensive income attributable to MTI	$28,051	$31,996

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	April 1, 2012*	December 31, 2011**

Current assets:
Cash and cash equivalents	$415,005	$395,152
Short-term investments, at cost which approximates market	20,302	18,494
Accounts receivable, net	198,131	194,317
Inventories	89,556	90,760
Prepaid expenses and other current assets	20,531	21,566
Total current assets	743,525	720,289

Property, plant and equipment, less accumulated depreciation and depletion – April 1, 2012- $948,112; December 31, 2011 - $930,515	316,644	318,134
Goodwill	65,788	64,671
Other assets and deferred charges	60,794	61,861
Total assets	$1,186,751	$1,164,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,494	$5,846
Current maturities of long-term debt	8,555	8,552
Accounts payable	106,979	103,354
Restructuring liabilities	801	1,411
Other current liabilities	52,650	61,739
Total current liabilities	174,479	180,902

Long-term debt	85,455	85,449
Accrued Pension and Post-Retirement Benefits	98,598	97,318
Other non-current liabilities	30,389	33,266
Total liabilities	388,921	396,935

Shareholders' equity:
Common stock	2,923	2,913
Additional paid-in capital	337,013	335,134
Retained earnings	980,275	963,130
Accumulated other comprehensive loss	(35,312)	(45,331)
Less common stock held in treasury	(514,234)	(514,234)

Total MTI shareholders' equity	770,665	741,612
Non-controlling interest	27,165	26,408
Total shareholders' equity	797,830	768,020

Total liabilities and shareholders' equity	$1,186,751	$1,164,955

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(thousands of dollars)	April 1, 2012	April 3, 2011
Operating Activities:

Consolidated net income	$18,608	$16,690

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	13,026	14,688
Payments relating to restructuring activities	(620)	(833)
Other non-cash items	1,874	1,653
Net changes in operating assets and liabilities	(8,168)	(13,136)
Net cash provided by operating activities	24,720	19,062

Investing Activities:

Purchases of property, plant and equipment	(9,354)	(8,205)
Proceeds from sale of short-term investments	1,484	2,764
Purchases of short-term investments	(2,583)	(4,336)
Net cash used in investing activities	(10,453)	(9,777)

Financing Activities:

Proceeds from issuance of long-term debt	--	1,596
Net issuance (repayment) of short-term debt	(593)	80
Purchase of common shares for treasury	--	(9,793)
Proceeds from issuance of stock under option plan	2,084	3,902
Cash dividends paid	(887)	(914)
Net cash provided by (used in) financing activities	604	(5,129)

Effect of exchange rate changes on cash and cash equivalents	4,982	8,821

Net increase in cash and cash equivalents	19,853	12,977
Cash and cash equivalents at beginning of period	395,152	367,827
Cash and cash equivalents at end of period	$415,005	$380,804

Supplemental disclosure of cash flow information:
Interest paid	$158	$51

Income taxes paid	$10,583	$8,752

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended April 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
Basic EPS (in millions, except per share data)	April 1, 2012	April 3, 2011

Net income attributable to MTI	$18.0	$15.8

Weighted average shares outstanding	17.7	18.3

Basic earnings per share attributable to MTI	$1.02	$0.86

	Three Months Ended
Diluted EPS (in millions, except per share data)	April 1, 2012	April 3, 2011

Net income attributable to MTI	$18.0	$15.8

Weighted average shares outstanding	17.7	18.3
Dilutive effect of stock options and stock units	0.1	0.1
Weighted average shares outstanding , adjusted	$17.8	$18.4

Diluted earnings per share attributable to MTI	$1.01	$0.86

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The weighted average diluted common shares outstanding for the three-months periods ended April 1, 2012 and April 3, 2011 excludes the dilutive effect of 128,943 and 124,863 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such period.

Note 4.   Income Taxes

     As of April 1, 2012, the Company had approximately $4.1 million of total unrecognized income tax benefits. Included in this amount were a total of $2.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million during the first three months of 2012, and had an accrued balance of $0.7 million of interest and penalties as of April 1, 2012.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2006.

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	April 1, 2012	December 31, 2011
Raw materials	$36.6	$38.5
Work-in-process	5.9	6.0
Finished goods	26.7	26.1
Packaging and supplies	20.4	20.2
Total inventories	$89.6	$90.8

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $65.8 million and $64.7 million as of April 1, 2012 and December 31, 2011, respectively.  The net change in goodwill since December 31, 2011 was attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of April 1, 2012 and December 31, 2011 were as follows:

	April 1, 2012		December 31, 2011
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	3.9	6.2	4.0
Customer lists	2.7	1.4	2.7	1.5
	$8.9	5.3	8.9	5.5

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2016.

     Also included in other assets and deferred charges is an intangible asset of approximately $0.6 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PCC satellite facilities.  The current portion of $0.5 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.2 million was amortized in the first quarter of 2012. Estimated amortization as a reduction of sales is as follows: remainder of 2012 - $0.2 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

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

      A reconciliation of the restructuring liability for this program, as of April 1, 2012, is as follows:

(millions of dollars)	Balance as of December 31, 2011	Additional Provisions	Cash Expenditures	Balance as of April 1, 2012
Contract termination costs	0.8	--	(0.3)	0.5
	$0.8	$--	$(0.3)	$0.5

      Approximately $0.3 million in payments were made in the first quarter of 2012.  The remaining restructuring liability of $0.5 million will be funded from cash flows from operations in 2012 and 2013.

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

A reconciliation of the restructuring liability for this program, as of April 1, 2012, is as follows:

(millions of dollars)	Balance as of December 31, 2011	Additional Provisions	Cash Expenditures	Balance as of April 1, 2012
Severance and other employee benefits	0.1	--	(0.1)	--
	$0.1	$--	$(0.1)	$--

Other Restructuring

  In the fourth quarter of 2011, the Company recorded restructuring charges related to the shutdown of its Anjalankoski, Finland satellite facility in connection with the announced closure of the paper mill at that location.

  A reconciliation of other restructuring liabilities as of April 1, 2012, is as follows:

(millions of dollars)	Balance as of December 31, 2011	Additional Provisions	Cash Expenditures	Balance as of April 1, 2012
Severance and other employee benefits	$0.5	$	$(0.2)	$0.3
	$0.5	$	$(0.2)	$0.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    Approximately $0.2 million in payments were made in the first quarter of 2012.  The remaining restructuring liability of $0.3 million will be funded from cash flows from operations in 2012.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	April 1, 2012	December 31, 2011

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other borrowings	1.4	1.4
Total	94.0	94.0
Less: Current maturities	8.5	8.6
Long-term debt	$85.5	$85.4

     As of April 1, 2012, the Company had $191 million of uncommitted short-term bank credit lines, of which approximately $5.5 million were in use.

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

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Service cost	$2.3	$1.8	$0.2	$0.2
Interest cost	3.6	2.9	0.1	0.2
Expected return on plan assets	(4.2)	(3.4)	--	--
Amortization:
Prior service cost	0.3	0.3	(0.8)	(0.8)
Recognized net actuarial loss	3.4	2.0	--	0.1
Net periodic benefit cost	$5.4	$3.6	$(0.5)	$(0.3)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute approximately $16 million to its pension plans and $1.2 million to its other post retirement benefit plans in 2012.  As of April 1, 2012, $0.9 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Comprehensive Income

The components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	April 1, 2012	December 31, 2011
Foreign currency translation adjustments	$38.6	$29.9
Unrecognized pension costs	(75.7)	(77.5)
Net gain on cash flow hedges	1.8	2.3
Accumulated other comprehensive income (loss)	$(35.3)	$(45.3)

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

     The following is a reconciliation of asset retirement obligations as of April 1, 2012:

(millions of dollars)

Asset retirement liability, December 31, 2011	$14.7
Accretion expense	0.2
Payments	(0.1)
Foreign currency translation and other	0.3
Asset retirement liability, April 1, 2012	$15.1

     Approximately $0.4 million is included in other current liabilities and $14.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 1, 2012.

Note 12.  Legal Proceedings

               Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 26 pending asbestos cases.  To date, 1,389 silica cases and 9 asbestos cases have been dismissed. One asbestos case was dismissed in the first quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 1, 2012.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 1, 2012.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Deductions, Net

	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011
Interest income	$1.0	$0.8
Interest expense	(0.8)	(0.8)
Foreign exchange gains(losses)	(0.4)	(0.5)
Other deductions	(0.4)	(0.3)
Non-operating deductions, net	$(0.6)	$(0.8)

Note 14 .  Noncontrolling interests

          The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to noncontrolling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2011	$2.9	335.1	963.1	(45.3)	(514.2)	26.4	768.0

Net income	--	--	18.0	--	--	0.6	18.6
Other comprehensive income	--	--	--	10.0	--	0.3	10.3
Dividends declared	--	--	(0.8)	--	--	--	(0.8)
Dividends to non-controlling interest	--	--	--	--	--	(0.2)	(0.2)
Employee benefit transactions	--	2.0	--	--	--	--	2.0
Income tax benefit arising from employee
stock option plans	--	0.2	--	--	--	--	0.2
Stock based compensation	--	(0.3)	--	--	--	--	(0.3)
Balance as of April 1, 2012	$2.9	337.0	980.3	(35.3)	(514.2)	27.1	797.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   The income attributable to noncontrolling interests for the three-month periods ended April 1, 2012 and April 3, 2011 was from continuing operations. The remainder of the income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended April 1, 2012 as compared with December 31, 2011.

Note 15.  Segment and Related Information

     Segment information for the three-month periods ended April 1, 2012 and April 3, 2011 was as follows:

Net Sales
(millions of dollars)	Three Months Ended
	April 1, 2012	April 3, 2011
Specialty Minerals	$167.7	$173.3
Refractories	89.4	89.2
Total	$257.1	$262.5

Income from Operations
(millions of dollars)	Three Months Ended
	April 1, 2012	April 3, 2011
Specialty Minerals	$19.9	$19.3
Refractories	9.1	6.9
Total	$29.0	$26.2

     Included in income from operations for the Specialty Minerals segment for the three-month period ended April 3, 2011 were restructuring costs of $0.4 million.

     Included in income from operations for the Refractories segment for the three-month period ended April 3, 2011 were restructuring cost reversals of $0.2 million.

     The carrying amount of goodwill by reportable segment as of April 1, 2012 and December 31, 2011 was as follows:

Goodwill
(millions of dollars)
	Three Months Ended
	April 1, 2012	December 31, 2011
Specialty Minerals	$14.0	13.8
Refractories	51.8	50.9
Total	$65.8	64.7

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes on income:	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Income from operations for reportable segments	$29.0	$26.2
Unallocated corporate expenses	(2.0)	(1.5)
Consolidated income from operations	27.0	24.7
Non-operating deductions	(0.6)	(0.8)
Income from continuing operations
before provision for taxes on income	$26.4	$23.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011
Paper PCC	$121.7	$129.2
Specialty PCC	16.4	15.6
Talc	12.1	11.4
Ground Calcium Carbonate	17.5	17.1
Refractory Products	69.1	69.6
Metallurgical Products	20.3	19.6
Net sales	$257.1	$262.5

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of April 1, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 1, 2012 and April 3, 2011, and the related condensed consolidated statements of cash flows for the three-month periods ended April 1, 2012  and April 3, 2011.  These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiary companies as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 27, 2012

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	100.0%	100.0%
Cost of goods sold	78.6	79.8

Production margin	21.4	20.2

Marketing and administrative expenses	8.9	8.8
Research and development expenses	2.0	1.9
Restructuring and other costs	--	0.1

Income from operations	10.5	9.4

Net income attributable to MTI	7.0%	6.0%

Executive Summary

    Consolidated sales for the first quarter of 2012 decreased 2% from the prior year to $257.1 million from $262.5 million.  Income from operations grew 9% to $27.0 million in the first quarter 2012 from $24.7 million in the first quarter 2011. Net income increased 14% to $18.0 million as compared to $15.8 million in the prior year.

     We continued to see progress in our major growth strategy of developing and commercializing new products as our FulFill™ platform of technologies of higher filler loading continues to gain momentum. We signed one new agreement for our FulFill™ E-325 technology at our first paper mill in North America. We also announced new product offerings from both the Refractories and Performance Minerals business units.

     The Company’s balance sheet as of April 1, 2012 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $435 million.  We have available lines of credit of $191 million, our debt to equity ratio was 11%, and our current ratio was 4.3.  Our cash flows from operations were approximately $25 million in the first quarter 2012.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry. Although North American steel production improved 7% in the first quarter 2012 as compared with the prior year, it remains well below 2008 levels. In Europe, we are starting to see softening in steel production as the EU27 declined 4% versus the first quarter of 2011.  In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets, for the first quarter 2012 were 3% and 6% below the prior year.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Residential Fixed Investment in the U.S. for the first quarter of  2012 averaged approximately $356 billion which was up 11% from first quarter 2011 levels.  In the automotive industry, North American car and truck production was approximately 18% higher in the first quarter 2012 when compared to the first quarter 2011.

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

     During the second quarter of 2011, Metsa Board Corporation announced plans to divest its Alizay paper mill in France. Over the past several months, Metsa Board had been in discussions with a number of paper producers; however none of the candidates have fulfilled Metsa Board’s conditions for sale.  Although the paper mill is presently not operating, we believe discussions for the sale of the mill continue. If Metsa Board can not sell the facility, the Company would likely shut down its PCC satellite facility permanently and could incur an impairment of assets charge. Under that scenario, the Company could pursue options for mitigation or recovery of assets, including redeployment of assets to other locations to the extent feasible. The net book value of the facility as of April 1, 2012 was $5.2 million. 2011 annual sales at Alizay were approximately $7 million.

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

The Company has evaluated these facilities for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge is required in the first quarter.

     The Company will continue to focus on innovation and new product development and other opportunities for continued growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulfillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc, PCC and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

    However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended April 1, 2012 as compared with three months ended April 3, 2011

Sales

(millions of dollars)	First Quarter 2012	% of Total Sales	Growth	First Quarter 2011	% of Total Sales
Net Sales

U.S	$145.8	56.7%	5%	$139.4	53.1%
International	111.3	43.3%	(10)%	123.1	46.9%
Net sales	$257.1	100.0%	(2)%	$262.5	100.0%

Paper PCC	$121.7	47.3%	(6)%	$129.2	49.2%
Specialty PCC	16.4	6.4%	5%	15.6	5.9%
PCC Products	$138.1	53.7%	(5)%	$144.8	55.1%

Talc	$12.1	4.7%	6%	$11.4	4.4%
Ground Calcium Carbonate	17.5	6.8%	2%	17.1	6.5%
Processed Minerals Products	$29.6	11.5%	4%	$28.5	10.9%

Specialty Minerals Segment	$167.7	65.2%	(3)%	$173.3	66.0%

Refractory Products	$69.1	26.9%	(1)%	$69.6	26.5%
Metallurgical Products	20.3	7.9%	4%	19.6	7.5%
Refractories Segment	$89.4	34.8%	0%	$89.2	34.0%

Net sales	$257.1	100.0%	(2)%	$262.5	100.0%

     Worldwide net sales in the first quarter 2012 decreased 2% from the previous year to $257.1 million from $262.5 million. Foreign exchange had an unfavorable impact on sales of approximately $3.2 million or one percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 3% to $167.7 million as compared with $173.3 million in the prior year.  Sales in the Refractories segment grew slightly to $89.4 million as compared with $89.2 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 5% in the first quarter to $138.1 million from $144.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $2.4 million or approximately two percentage points.  Paper PCC sales decreased 6% to $121.7 million in the first quarter 2012 from $129.2 million in the prior year.  Sales were affected by the closure of one satellite PCC facility in Finland, the shutdown of a satellite PCC facility in France, and volume reductions at other facilities due to lower paper production in North America and Europe, our largest markets. Sales of Specialty PCC increased 5% to $16.4 million from $15.6 million in the prior year.  This increase was primarily due to slightly higher volumes and increased pricing.

     Net sales of Processed Minerals products increased 4% in the first quarter 2012 to $29.6 million from $28.5 million in the prior year.  This increase was due to favorable product mix in the talc product line and higher pricing.

     Net sales in the Refractories segment in the first quarter 2012 increased slightly to $89.4 million from $89.2 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately 1 percentage point.  Sales of refractory products and systems to steel and other industrial applications decreased 1% to $69.1 million from $69.6 million in the prior year primarily due to a 7 percent drop in sales in Europe due to lower volumes as steel production in the EU27 declined 4 percent , partially offset by increased sales in North America of 5 percent. Sales of metallurgical products within the Refractories segment increased 4% to $20.3 million as compared with

$19.6 million in the same period last year, primarily attributable to higher volumes in North America as steel production was higher by 7 percent.

     Net sales in the United States increased 5% to $145.8 million in the first quarter of 2012 from $139.4 million in the prior year.  International sales in the first quarter of 2012 decreased 10% to $111.3 million from $123.1 million, due to the effects of foreign exchange, to the permanent and temporary PCC satellite closures, to the deconsolidation of  our entity in Korea and to lower steel production in Europe which negatively affected our volumes in Refractory products and Metallurgical wire.

Operating Costs and Expenses (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth

Cost of goods sold	$202.2	$209.6	(4)%
Marketing and administrative	$22.9	$23.1	(1)%
Research and development	$5.0	$4.9	4%
Restructuring and other costs	$--	$0.2	* %
*Percentage not meaningful

  Cost of goods sold was 78.6% of sales compared with 79.8% of sales in the prior year.  Production margin increased $2.0 million, or 4% as compared with a 2% decrease in sales.  In the Specialty Minerals segment, production margin remained flat as sales decreased 3%.  This was primarily attributable to the permanent and temporary PCC satellite closures. These closures were partially offset by favorable weather conditions in the Northeast, resulting in lower operating costs, increased pricing and to continued productivity improvements, all in our Processed Minerals product line.  In the Refractories segment, production margin increased 10% on the same level of sales.  The improved margin was due to price improvements, lower materials costs, and productivity gains from our Operational Excellence program.

     Marketing and administrative costs decreased 1% to $22.9 million from $23.1 million in the prior year and represented 8.9% of net sales as compared with 8.8% of net sales in the prior year.

     Research and development expenses increased 4% to $5.0 million from $4.9 million in the prior year and represented 2.0% of net sales as compared with 1.9% of net sales in the prior year.  The increased costs were primarily due to Paper PCC trial activity.

     Restructuring and other costs during the first quarter of 2011 were $0.2 million and primarily related to additional $0.9 million of restructuring costs associated with the 2007 restructuring  our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities.

Income from Operations (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth

Income from operations	$27.0	$24.7	9%

     The Company recorded income from operations of $27.0 million in the first quarter 2012 as compared to $24.7 million in the prior year.  Income from operations represented 10.5% of sales in the first quarter 2012 as compared with 9.4% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 3% to $19.9 million from $19.3 million in the prior year and was 11.9% of net sales as compared with 11.1% in the first quarter of 2011. Operating income for the Refractories segment was $9.1 million, as compared to income from operations of $6.9 million in the prior year and represented 10.2% net of sales as compared with 7.7% in the prior year.

Non-Operating Deductions (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth

Non-operating deductions, net	$0.6	$0.8	25%

     In the first quarter of 2012, the Company recorded net non-operating deductions of $0.6 million as compared to $0.8 million in the prior year.  This decrease was primarily attributable to higher interest income.

Provision for Taxes on Income (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth

Provision for taxes on income	$7.8	$7.2	8%

     Provision for taxes on income during the first quarter 2012 was $7.8 million as compared to $7.2 million during the first quarter 2011.  The effective tax rate for the first quarter 2012 was 29.5% as compared to 30.0% for the first quarter 2011.

Consolidated Net Income, net of tax (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth
Consolidated net income, net of tax	$18.6	$16.7	11%

     The Company recorded consolidated net income, net of tax, of $18.6 million as compared with $16.7 million in the prior year.

Noncontrolling Interests (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth
Noncontrolling interests	$0.6	$0.9	(33)%

     The decrease in the income attributable to noncontrolling interests is due to lower profitability in our joint ventures.

Net Income attributable to MTI (millions of dollars)	First Quarter 2012	First Quarter 2011	Growth
Net income attributable to MTI	$18.0	$15.8	14%

     Net income attributable to MTI was $18.0 million in the first quarter of 2012 as compared with income of $15.8 million in the prior year.  Diluted earnings per common share were $1.01 per share in the first quarter of 2012 as compared with $0.86 per share in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities in the first quarter 2012 was $24.7 million as compared with $19.1 million for the same period last year.  Cash flows provided from operations in the first quarter of 2012 were principally used to fund capital expenditures and pay the Company's dividend to common shareholders.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital decreased approximately 2% from December 2011.  Total average days of working capital increased to 57 days in the first quarter of 2012 from 55 days in the fourth quarter of 2011.  This increase was primarily attributable to an increase in days sales outstanding.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a two-year period. As of April 1, 2012, 59,615 shares have been repurchased under this program at an average price of approximately $50.25 per share.

 The following table summarizes our contractual obligations as of April 1, 2012:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$94.0	$8.5	$85.5	$--	$--
Operating lease obligations	21.0	4.5	5.4	4.5	6.6
Total contractual obligations	$115.0	$13.0	$90.9	$4.5	$6.6

     The Company had $191 million in uncommitted short-term bank credit lines, of which $5.5 million were in use at April 1, 2012.  The credit lines are primarily in the US, with approximately $21 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2012 should be between $60 million and $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2012 - $8.5 million; 2013 - $77.3 million; 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million thereafter - $-- million.

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, hedges and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts, hedges and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

     We had open forward exchange contracts to purchase approximately $1.9 million of foreign currencies as of April 1, 2012. The contracts mature between April 2012 and July 2012.  The fair value of these instruments at April 1, 2012 was a liability of less than $0.1 million.

     In 2008 the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at April 1, 2012 was an asset of $2.7 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2012.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended April 1, 2012  that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 26 pending asbestos cases.  To date, 1,389 silica cases and 9 asbestos cases have been dismissed. One asbestos case was dismissed in the first quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 1, 2012.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 1, 2012.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2011 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - April 1	--	$--	59,615	$72,004,201

Total	--	$--

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a two-year period. As of April 1, 2012, 59,615 shares have been repurchased under this program at an average price approximately of $50.25 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 4.  Mine Safety Disclosures

     The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

     None

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President-Finance and Treasury,
Chief Financial Officer
(principal financial officer)

April 27, 2012

EXHIBIT INDEX

The following documents are filed as part of this report:

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase