Form 10-Q
period 2012-07-01
MINERALS TECHNOLOGIES INC
filed 2012-07-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

or

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

Large Accelerated Filer [ X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at July 13, 2012 17,648,526

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		Three Months Ended		Six Months Ended
(in thousands, except per share data)		July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net sales		$253,969	$268,399	$511,107	$530,919
Cost of goods sold		197,627	214,725	399,828	424,303
Production margin		56,342	53,674	111,279	106,616

Marketing and administrative expenses		21,840	23,710	44,738	46,839
Research and development expenses		5,026	4,897	10,073	9,766
Restructuring and other costs		0	0	0	230

Income from operations		29,476	25,067	56,468	49,781

Non-operating income (deductions), net		(768)	(799)	(1,366)	(1,636)
Income from continuing operations before provision for taxes		28,708	24,268	55,102	48,145
Provision for taxes on income		8,469	7,112	16,255	14,299

Consolidated net income		20,239	17,156	38,847	33,846

Less:	Net income attributable to non-controlling interests	524	743	1,100	1,652
Net income attribute to Minerals Technologies Inc. (MTI)		$19,715	$16,413	$37,747	$32,194

Earnings per share:
Basic		$1.11	$0.90	$2.13	$1.77
Diluted		$1.11	$0.90	2.12	$1.75

Cash dividends declared per common share		$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:

Basic		17,724	18,177	17,721	18,227
Diluted		17,790	18,290	17,795	18,353

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(thousands of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Consolidated net income	$20,239	$17,156	$38,847	$33,846
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,066)	5,194	(6,967)	22,186
Pension and postretirement plan adjustments	1,831	1,896	3,652	2,955
Cash flow hedges:
Net derivative gains (losses) arising during the period	1,213	(488)	679	(1,430)
Comprehensive income	7,217	23,758	36,211	57,557
Comprehensive (income) loss attributable to
non-controlling interest	132	(1,111)	(811)	(2,914)
Comprehensive income attributable to MTI	$7,349	$22,647	$35,400	$54,643

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	July 1, 2012*	December 31, 2011**

Current assets:
Cash and cash equivalents	$421,459	$395,152
Short-term investments, at cost which approximates market	19,268	18,494
Accounts receivable, net	196,509	194,317
Inventories	90,573	90,760
Prepaid expenses and other current assets	20,348	21,566
Total current assets	748,157	720,289

Property, plant and equipment, less accumulated depreciation and depletion – July 1, 2012 - $945,375; December 31, 2011 - $930,515	314,595	318,134
Goodwill	65,316	64,671
Other assets and deferred charges	57,313	61,861
Total assets	$1,185,381	$1,164,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,417	$5,846
Current maturities of long-term debt	9,976	8,552
Accounts payable	107,030	103,354
Restructuring liabilities	586	1,411
Other current liabilities	58,854	61,739
Total current liabilities	180,863	180,902

Long-term debt	83,751	85,449
Accrued Pension and Post-Retirement Benefits	93,328	97,318
Other non-current liabilities	29,868	33,266
Total liabilities	387,810	396,935

Shareholders' equity:
Common stock	2,923	2,913
Additional paid-in capital	338,670	335,134
Retained earnings	999,102	963,130
Accumulated other comprehensive loss	(47,691)	(45,331)
Less common stock held in treasury	(520,211)	(514,234)

Total MTI shareholders' equity	772,793	741,612
Non-controlling interest	24,778	26,408
Total shareholders' equity	797,571	768,020

Total liabilities and shareholders' equity	$1,185,381	$1,164,955

*     Unaudited
**     Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(thousands of dollars)	July 1, 2012	July 3, 2011
Operating Activities:

Consolidated net income	$38,847	$33,846

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	25,501	29,179
Payments relating to restructuring activities	(826)	(1,756)
Pension plan funding	(7,852)	(1,106)
Tax benefits related to stock incentive programs	154	407
Other non-cash items	3,997	3,271
Net changes in operating assets and liabilities	4,985	(7,150)
Net cash provided by operating activities	64,806	56,691

Investing Activities:

Purchases of property, plant and equipment	(23,834)	(21,943)
Proceeds from sale of short-term investments	1,494	5,251
Purchases of short-term investments	(3,074)	(4,336)
Net cash used in investing activities	(25,414)	(21,028)

Financing Activities:

Proceeds from issuance of long-term debt	--	1,596
Repayment of long-term debt	(280)	--
Net issuance (repayment) of short-term debt	(1,597)	320
Purchase of common shares for treasury	(5,504)	(23,292)
Proceeds from issuance of stock under option plan	2,354	4,821
Excess tax benefits related to stock incentive programs	--	153
Dividends paid to non-controlling interest	(3,249)	--
Cash dividends paid	(1,775)	(1,823)
Net cash used in financing activities	(10,051)	(18,225)

Effect of exchange rate changes on cash and
cash equivalents	(3,034)	10,841

Net increase in cash and cash equivalents	26,307	28,279
Cash and cash equivalents at beginning of period	395,152	367,827
Cash and cash equivalents at end of period	$421,459	$396,106

Supplemental disclosure of cash flow information:
Interest paid	$1,737	$1,634

Income taxes paid	$14,092	$15,832

Non-cash financing activities:
Treasury stock purchases settled after period-end	$474	$345

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
Basic EPS (in millions, except per share data)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net income attributable to MTI	$19.7	$16.4	$37.7	$32.2

Weighted average shares outstanding	17.7	18.2	17.7	18.2

Basic earnings per share attributable to MTI	$1.11	$0.90	$2.13	$1.77

	Three Months Ended		Six Months Ended
Diluted EPS (in millions, except per share data)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net income attributable to MTI	$19.7	$16.4	$37.7	$32.2

Weighted average shares outstanding	17.7	18.2	17.7	18.2
Dilutive effect of stock options and stock units	0.1	0.1	0.1	0.2
Weighted average shares outstanding, adjusted	17.8	18.3	17.8	18.4

Diluted earnings per share attributable to MTI	$1.11	$0.90	$2.12	$1.75

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The weighted average diluted common shares outstanding for the three-month and six-month periods ended July 1, 2012 and July 3, 2011 excludes the dilutive effect of 305,131 options and 123,363 options, respectively, as such options had an exercise price in excess of the average market value of the Company’s common stock during such periods.

Note 4.   Income Taxes

     As of July 1, 2012, the Company had approximately $4.2 million of total unrecognized income tax benefits. Included in this amount were a total of $2.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million and $0.1 million during the second quarter and first half of 2012, respectively, and has an accrued balance of $0.8 million of interest and penalties accrued as of July 1, 2012.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	July 1, 2012	December 31, 2011
Raw materials	$37.1	$38.5
Work-in-process	6.4	6.0
Finished goods	27.5	26.1
Packaging and supplies	19.6	20.2
Total inventories	$90.6	$90.8

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $65.3 million and $64.7 million as of July 1, 2012 and December 31, 2011, respectively.  The net change in goodwill since December 31, 2011 was attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization as of July 1, 2012 and December 31, 2011 were as follows:

	July 1, 2012		December 31, 2011
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$4.1	$6.2	$4.0
Customer lists	2.7	1.5	2.7	1.5
	$8.9	$5.6	$8.9	$5.5

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2016.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Also included in other assets and deferred charges is an intangible asset of approximately $0.4 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  The current portion of $0.5 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the second quarter of 2012.  Estimated amortization as a reduction of sales is as follows: remainder of 2012 - $0.1 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 7.  Restructuring Costs

      A reconciliation of the restructuring liability as of July 1, 2012, is as follows:

(millions of dollars)	Balance as of December 31, 2011	Provisions (Reversals)	Cash Expenditures	Balance as of July 1, 2012
Contract costs	$0.8	$--	$(0.3)	$0.5
Severance and other employee benefits	0.6		(0.5)	0.1
	$1.4	$--	$(0.8)	$0.6

     Approximately $0.2 million and $0.8 million in payments were made in the second quarter and first half of 2012, respectively.  The remaining restructuring liability of $0.6 million will be funded from cash flows from operations during the remainder of 2012 and in 2013.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	July 1, 2012	December 31, 2011

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	8.0	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other borrowings	1.1	1.4
Total	93.7	94.0
Less: Current maturities	10.0	8.6
Long-term debt	$83.7	$85.4

     As of July 1, 2012, the Company had $190 million of uncommitted short-term bank credit lines, of which approximately $4.4 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$2.3	$1.9	$4.7	$3.7
Interest cost	3.6	3.0	7.2	5.9
Expected return on plan assets	(4.2)	(3.6)	(8.4)	(7.0)
Amortization:
Prior service cost	0.3	0.3	0.6	0.6
Recognized net actuarial loss	3.4	2.1	6.8	4.1
Net periodic benefit cost	$5.4	$3.7	$10.9	$7.3

(millions of dollars)	Other Benefits
	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.1	0.2	0.2	0.4
Amortization:	--	--	--	--
Prior service cost	(0.8)	(0.8)	(1.6)	(1.6)
Recognized net actuarial loss	--	0.1	--	0.2
Net periodic benefit cost	$(0.6)	$(0.3)	$(1.1)	$(0.6)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $13 million to its pension plans and $1.2 million to its other post retirement benefit plans in 2012. As of July 1, 2012, $7.8 million has been contributed to the pension plans and approximately $0.3 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

     The components of accumulated other comprehensive gain (loss), net of related tax, are as follows:

(millions of dollars)	July 1, 2012	December 31, 2011
Foreign currency translation adjustments	$23.2	$29.9
Unrecognized pension costs	(73.9)	(77.5)
Net gain on cash flow hedges	3.0	2.3
Accumulated other comprehensive gain (loss)	$(47.7)	$(45.3)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The following is a reconciliation of asset retirement obligations as of July 1, 2012:

(millions of dollars)
Asset retirement liability, December 31, 2011	$14.7
Accretion expense	0.4
Payments	(0.2)
Foreign currency translation	(0.1)
Asset retirement liability, July 1, 2012	$14.8

     Approximately $0.4 million is included in other current liabilities and $14.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2012.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 25 pending asbestos cases. To date, 1,389 silica cases and 10 asbestos cases have been dismissed. One asbestos case was dismissed in the second quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 25 pending asbestos cases, at least 22 allege liability based solely on products sold prior to the initial public offering, and for which the Company is therefore entitled to full indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 1, 2012.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 1, 2012.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Income and Deductions

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest income	$0.8	$1.0	$1.8	$1.8
Interest expense	(0.8)	(0.8)	(1.6)	(1.6)
Foreign exchange losses	(0.3)	(0.8)	(0.7)	(1.3)
Other deductions	(0.5)	(0.2)	(0.9)	(0.5)
Non-operating deductions, net	$(0.8)	$(0.8)	$(1.4)	$(1.6)

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2011	$2.9	$335.1	$963.1	$(45.3)	$(514.2)	$26.4	$768.0

Net income	--	--	37.7	--	--	1.1	38.8
Other comprehensive income	--	--	--	(2.3)	--	(0.3)	(2.6)
Dividends declared	--	--	(1.8)	--	--	--	(1.8)
Dividends to non-controlling interest	--	--	--	--	--	(3.2)	(3.2)
Capital contributions by non-controlling interest	--	--	--	--	--	0.8	0.8
Employee benefit transactions	--	2.4	--	--	--	--	2.4
Income tax benefit arising from employee
stock option plans	--	0.2	--	--	--	--	0.2
Stock based compensation	--	1.0	--	--	--	--	1.0
Purchase of common stock	--	--	--	--	(6.0)	--	(6.0)
Balance as of July 1, 2012	$2.9	$338.7	$999.1	$(47.7)	$(520.2)	$24.8	$797.6

     The income attributable to non-controlling interests for the six-month periods ended July 1, 2012 and July 3, 2011 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended July 1, 2012 as compared with December 31, 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Segment and Related Information

     Segment information for the three and six-month periods ended July 1, 2012 and July 3, 2011 were as follows:

Net Sales

(millions of dollars)	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Specialty Minerals	$168.1	$171.8	$335.8	$345.1
Refractories	85.9	96.6	175.3	185.8
Total	$254.0	$268.4	$511.1	$530.9

Income from Operations

(millions of dollars)	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Specialty Minerals	$22.1	$18.6	$42.0	$37.9
Refractories	8.7	7.8	17.8	14.7
Total	$30.8	$26.4	$59.8	$52.6

     Included in income from operations for the Specialty Minerals segment for the six month period ended July 3, 2011 were restructuring costs of $0.4 million.

     Included in income from operations for the Refractories segment for the six month period ended July 3, 2011 were restructuring reversals of $0.2 million.

         The carrying amount of goodwill by reportable segment as of July 1, 2012 and December 31, 2011 was as follows:

Goodwill

(millions of dollars)	Three Months Ended
	July 1, 2012	December 31, 2011
Specialty Minerals	$13.9	$13.8
Refractories	51.4	50.9
Total	$65.3	$64.7

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes:
(millions of dollars)	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Income from operations for reportable segments	$30.8	$26.4	$59.8	$52.6
Unallocated corporate expenses	(1.3)	(1.3)	(3.3)	(2.8)
Consolidated income from operations	29.5	25.1	56.5	49.8
Non-operating income (deductions) from operations	(0.8)	(0.8)	(1.4)	(1.6)
Income from continuing operations,
before provision for taxes on income	$28.7	$24.3	$55.1	$48.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Paper PCC	$119.3	$123.6	$241.0	$252.8
Specialty PCC	17.0	16.6	33.4	32.2
Talc	13.1	12.7	25.2	24.1
Ground Calcium Carbonate	18.7	18.9	36.2	36.0
Refractory Products	65.4	75.3	134.5	144.9
Metallurgical Products	20.5	21.3	40.8	40.9
Net sales	$254.0	$268.4	$511.1	$530.9

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of July 1, 2012 and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2012 and July 3, 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended July 1, 2012 and July 3, 2011.  These condensed consolidated financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
July 27, 2012

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.8	80.0	78.2	79.9
Production margin	22.2	20.0	21.8	20.1
Marketing and administrative expenses	8.6	8.8	8.8	8.8
Research and development expenses	2.0	1.8	2.0	1.8
Income from operations	11.6	9.3	11.0	9.4
Net income	7.8%	6.1%	7.4%	6.1%

Executive Summary

    The Company achieved record earnings for the second quarter and first half of 2012. Consolidated sales for the second quarter of 2012 decreased 5% to $254.0 million from $268.4 million in the prior year. Income from operations grew 18% to $29.5 million in the second quarter of 2012 from $25.1 million the prior year. The improvement in operating income occurred in both the Specialty Minerals and Refractories segments and was attributable to increased pricing, higher productivity, lower material and energy costs and to cost and expense control.  Net income increased 20% to $19.7 million from $16.4 million in the second quarter of 2011.

       The Company’s results continue to show solid financial performance, despite weakening economic conditions in Europe. The Company remains focused on the execution of its geographic expansion and new product development growth strategies and we continue to see progress in our major growth strategy of developing and commercializing new products such as our FulFill™ platform of technologies of higher filler loading and our LaCam® - Torpedo measuring system. The Company entered into commercial agreements with three paper mills for the adoption of our FulFill™ higher filler technology since the beginning of the second quarter of 2012, and now have nine commercial agreements with papermakers around the world.  In addition, the Company signed an agreement to perform all refractory maintenance at a greenfield steel mill in Bahrain that is due to the start up during the third quarter of 2012.

     The Company’s balance sheet as of July 1, 2012 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $441 million.  We have available lines of credit of $190 million, our debt to equity ratio was 11%, and our current ratio was 4.1.  Our cash flows from operations were approximately $40 million in the second quarter of 2012.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, can be adversely affected by the uncertain global economic climate. Our Refractories segment primarily serves the steel industry. Although North American steel production improved 6% in the second quarter 2012 as compared with the prior year, it remains well below 2008 levels. In Europe, we are seeing further softening in steel production as the EU27 declined 6.1% versus the second quarter of 2011. In the paper industry, which is served by our Paper PCC product line, production levels for printing and writing papers within North America and Europe, our two largest markets, for the second quarter 2012 were 3% and 5% below the prior year. In addition, our Processed Minerals and Specialty PCC product lines are affected by the seasonal demand of the domestic building and construction markets.

•
Some of our customers may experience shutdowns due to industry consolidations, or may face liquidity issues, or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

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

     During the second quarter of 2011, Metsa Board Corporation, formerly M-real Corporation, announced plans to divest its Alizay paper mill in France. Over the past several months, Metsa Board had been in discussions with a number of paper producers; however none of the candidates have fulfilled Metsa Board’s conditions for sale.  Although the paper mill is presently not operating, we believe discussions for the sale of the mill continue. If Metsa Board can not sell the facility, the Company would likely shut down its PCC satellite facility permanently and could incur an impairment of assets charge. Under that scenario, the Company could pursue options for mitigation or recovery of assets, including redeployment of assets to other locations to the extent feasible. The net book value of the facility as of July 1, 2012 was $3.9 million. In 2011, sales at Alizay were approximately $7 million.

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

The Company has evaluated these facilities for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge is required in the second quarter.

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

Results of Operations

     Three months ended July 1, 2012 as compared with three months ended July 3, 2011.

Sales
(millions of dollars)	Second Quarter 2012	% of Total Sales	Growth	Second Quarter 2011	% of Total Sales
Net Sales

U.S	$143.3	56.4%	1%	$141.2	52.6%
International	110.7	43.6%	(13)%	127.2	47.4%
Net sales	$254.0	100.0%	(5)%	$268.4	100.0%

Paper PCC	$119.3	47.0%	(3)%	$123.6	46.0%
Specialty PCC	17.0	6.7%	2%	16.6	6.2%
PCC Products	$136.3	53.7%	(3)%	$140.2	52.2%

Talc	$13.1	5.1%	3%	$12.7	4.7%
Ground Calcium Carbonate	18.7	7.4%	(1)%	18.9	7.0%
Processed Minerals Products	$31.8	12.5%	1%	$31.6	11.8%

Specialty Minerals Segment	$168.1	66.2%	(2)%	$171.8	64.0%

Refractory Products	$65.4	25.7%	(13)%	$75.3	28.1%
Metallurgical Products	20.5	8.1%	(4)%	21.3	7.9%
Refractories Segment	$85.9	33.8%	(11)%	$96.6	36.0%

Net sales	$254.0	100.0%	(5)%	$268.4	100.0%

     Worldwide net sales in the second quarter of 2012 decreased 5% to $254.0 million from $268.4 million from the previous year.  Foreign exchange had an unfavorable impact on sales of approximately $8.6 million or approximately 3 percentage points. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 2% to $168.1 million as compared with $171.8 million for the same period in 2011.  Sales in the Refractories segment decreased 11% from the previous year to $85.9 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 3% in the second quarter to $136.3 million from $140.2 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $5.6 million or approximately 4 percentage points.  Paper PCC sales decreased 3% to $119.3 million in the second quarter of 2012 from $123.6 million in the prior year.  Paper PCC volumes declined 3% from prior year with 18% declines in Europe more than offsetting the increased volumes in all other regions. Sales were affected by the closure of one satellite PCC facility in Finland, the temporary shutdown of a satellite PCC facility in France and volume declines due to lower paper production in Europe.  Sales of Specialty PCC increased 2% to $17.0 million from $16.6 million in the prior year.  This increase was primarily due to increased volumes.

     Net sales of Processed Minerals products increased 1% in the second quarter to $31.8 million from $31.6 million in the second quarter of 2011.  Talc sales increased 3%.

     Net sales in the Refractories segment in the second quarter of 2012 decreased 11% to $85.9 million from $96.6 million in the prior year. Foreign exchange had an unfavorable impact on sales of $3.0 million or approximately 3 percentage points. Sales of refractory products and systems to steel and other industrial applications decreased 13% to $65.4 million from $75.3 million in the prior year due to volume declines associated with deconsolidation of the company’s Refractory operations in Korea of $1.9 million and to  volume declines in Europe of 5% due to weakness in the European steel industry during the quarter.  Sales of metallurgical products within the Refractories segment decreased 4% to $20.5 million as compared with $21.3 million in the same period last year.

     Net sales in the United States increased 1% to $143.3 million in the second quarter of 2012.  International sales in the second quarter of 2012 decreased 13% to $110.7 from $127.2 million primarily due to lower volumes in Europe and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth

Cost of goods sold	$197.6	$214.7	(8)%
Marketing and administrative	$21.8	$23.7	(8)%
Research and development	$5.0	$4.9	2%

     Cost of goods sold was 77.8% of sales as compared with 80.0% of sales in the prior year.  Production margin increased $2.7 million, or 5% as compared with a 5% decrease in sales. In the Specialty Minerals segment, production margin increased 9% as compared with a 2% decrease in sales. This was primarily attributable to increased pricing, net of material cost increases of $3 million, lower energy costs of $1 million and continued productivity and cost improvements of $1 million, which more than offset  permanent and temporary PCC facility closures and other volume declines of $1.5 million and the effects of foreign exchange of $0.5 million. In the Refractories segment, production margin decreased 1% as compared with an 11% decrease in sales.  The decrease in margin was less than the decrease in sales due to lower materials costs of $2.1 million, cost and expense control and productivity improvements, which partially offset refractory volume and equipment declines of $2 million and the effects of foreign exchange.

     Marketing and administrative costs decreased 8% in the second quarter to $21.8 million from $23.7 million in the prior year and represented 8.6% of sales as compared with 8.8% of sales in the prior year.  This was primarily due to our expense control initiatives and the effects of foreign exchange.

     Research and development expenses increased 2% to $5.0 million from $4.9 million in the prior year and represented 2.0 % of sales as compared with 1.8% of sales in the prior year. The increased costs were primarily due to Paper PCC trial activity.

Income from Operations (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Income from operations	$29.5	$25.1	18%

     The Company recorded income from operations of $29.5 million in the second quarter of 2012, an 18% increase from prior year income from operations of $25.1 million. Income from operations represented 11.6% of net sales in the current year as compared with 9.3% of sales in the second quarter of 2011.

     Income from operations in the second quarter of 2012 for the Specialty Minerals segment was $22.1 million, as compared to income from operations of $18.6 million in the prior year.  Operating income for the Refractories segment was $8.7 million as compared to income from operations of $7.8 million in the prior year.

Non-Operating Deductions (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Non-operating deductions, net	$(0.8)	$(0.8)	0%

     In the second quarter of 2012, net non-operating deduction remained flat as compared to prior year at $0.8 million.

Provision for Taxes on Income (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Provision (benefit) for taxes on income	$8.5	$7.1	20%

     The second quarter effective tax rate for 2012 was 29.5% as compared with 29.3% for the second quarter of 2011.

Consolidated Net Income (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Consolidated net income	$20.2	$17.2	17%

     The company recorded consolidated income of $20.2 million as compared with $17.2 million in the prior year.

Non-controlling Interests (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Non-controlling interests	$0.5	$0.7	(29)%

     The decrease in the income attributable to non-controlling interests is due to lower profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	Second Quarter 2012	Second Quarter 2011	Growth
Net income attributable to MTI	$19.7	$16.4	20%

     Net income attributable to MTI was $19.7 million in the second quarter of 2012 as compared with income of $16.4 million in the prior year.  Diluted earnings were $1.11 per share in the second quarter of 2012 as compared with earnings of $0.90 per share in the prior year.

Six months ended July 1, 2012 as compared with six months ended July 3, 2011

(millions of dollars)	First Half 2012	% of Total Sales	Growth	First Half 2011	% of Total Sales
Net Sales

U.S	$289.1	56.6%	3%	$280.6	52.9%
International	222.0	43.4%	(11)%	250.3	47.1%
Net sales	$511.1	100.0%	(4)%	$530.9	100.0%

Paper PCC	$241.0	47.2%	(5)%	$252.8	47.6%
Specialty PCC	33.4	6.5%	4%	32.2	6.1%
PCC Products	$274.4	53.7%	(4)%	$285.0	53.7%

Talc	$25.2	4.9%	5%	$24.1	4.5%
Ground Calcium Carbonate	36.2	7.1%	1%	36.0	6.8%
Processed Minerals Products	$61.4	12.0%	2%	$60.1	11.3%

Specialty Minerals Segment	$335.8	65.7%	(3)%	$345.1	65.0%

Refractory Products	$134.5	26.3%	(7)%	$144.9	27.3%
Metallurgical Products	40.8	8.0%	0%	40.9	7.7%
Refractories Segment	$175.3	34.3%	(6)%	$185.8	35.0%

Net sales	$511.1	100.0%	(4)%	$530.9	100.0%

     Worldwide net sales in the first half of 2012 decreased 4% to $511.1 million from $530.9 million the previous year.  Foreign exchange had an unfavorable impact on sales of approximately $11.8 million or approximately 2 percentage points. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 3% to $335.8 million compared with $345.1 million for the same period in 2011.  Sales in the Refractories segment decreased 6% from the previous year to $175.3 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% in the first half to $274.4 million from $285.0 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $8.0 million or 3 percentage points. Paper PCC sales decreased 5% to $241.0 million in the first half of 2011 from $252.8 million in the prior year.  Volumes for this product line declined approximately 6%, primarily in Europe. Sales were affected by the closure of one satellite PCC facility in Finland, and the temporary shutdown of a satellite PCC facility in France.  Sales of Specialty PCC increased 4% to $33.4 million from $32.2 million in the prior year.  This increase was primarily due to volume increases of 4%.

     Net sales of Processed Minerals products increased 2% from prior year in the first half of 2012 to $61.4 million from $60.1 million in the prior year.  This increase was attributable to favorable product mix and increased pricing.

     Net sales in the Refractories segment decreased 6% in the first half of 2012 to $175.3 million from $185.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $3.8 million or approximately 2 percentage points. Sales of refractory products and systems to steel and other industrial applications decreased 7% to $134.5 million from $144.9 million primarily due to reduced volumes resulting from the deconsolidation of the Company’s Refractory operations in Korea in the third quarter of 2011 of $3.5 million and to volume declines in Europe of 6% due to weakness in the European steel industry.  Sales of metallurgical products within the Refractories segment decreased slightly to $40.8 million as compared with $40.9 million in the same period last year.

     Net sales in the United States increased 3% to $289.1 million in the first half of 2012.  International sales in the first half of 2012 declined 11% to $222.0 million from $250.3 million in the previous year.

Operating Costs and Expenses (millions of dollars)	First Half 2012	First Half 2011	Growth

Cost of goods sold	$399.8	$424.3	(6)%
Marketing and administrative	$44.7	$46.8	(4)%
Research and development	$10.1	$9.8	3%
Restructuring and other costs	$--	$0.2	* %
* Percentage not meaningful

      Cost of goods sold was 78.2% of sales as compared with 79.9% of sales in the prior year.  Production margin increased $4.7 million, or 4% as compared with a 4% decrease in sales. In the Specialty Minerals segment, production margin increased 5% on a 3% decrease in sales.  This improvement in margin despite a decrease in sales was primarily attributable increased pricing, net of material cost increases, of $6 million,  lower operating costs and productivity improvement of $3 million,  which more than offset the permanent and temporary PCC facility closures and other volume declines of $5 million and the effects of foreign exchange of $1 million. In the Refractories segment, production margin increased 4% on a 6% decrease in sales.  This was primarily attributable to price improvements of $3 million, lower material costs of $4 million, and improved productivity, which more than offset volume declines of $5 million.

     Marketing and administrative costs decreased 4% in the first half of 2012 to $44.7 million from $46.8 million in the prior year, primarily due to expense control initiatives and the effects of foreign exchange.  Marketing and administrative costs as a percentage of net sales, however, remained flat at 8.8% in the current year as compared with prior year.

     Research and development expenses increased 3% to $10.1 million and represented 2.0% of net sales as compared with 1.8% of net sales in the prior year.  This increase was primarily due to Paper PCC trial activity.

     Restructuring and other costs during the first half of 2011 were $0.2 million and primarily related to an additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities.

Income from Operations (millions of dollars)	First Half 2012	First Half 2011	Growth
Income from operations	$56.5	$49.8	13%

     The Company recorded income from operations in the first half of 2012 of $56.5 million as compared with $49.8 million in the prior year.  Income from operations represented 11.0% of net sales in the first half of 2012 as compared to 9.4% of net sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 11% to $42.0 million from $37.9 million in the prior year.  Income from operations for the Refractories segment increased 21% to $17.8 million in the current year from $14.7 million in the previous year.

Non-Operating Deductions (millions of dollars)	First Half 2012	First Half 2011	Growth
Non-operating deductions, net	$(1.4)	$(1.6)	(13)%

     Non-operating deductions were $1.4 million as compared with $1.6 million in the first half of 2011, a decrease of 13%.  This decrease was primarily attributable to lower foreign exchange losses in the current year.

Provision for Taxes on Income (millions of dollars)	First Half 2012	First Half 2011	Growth
Provision for taxes on income	$16.3	$14.3	14%

     The effective tax rate for 2012 was 29.5% as compared with 29.7% in 2011.

Consolidated Net Income (millions of dollars)	First Half 2012	First Half 2011	Growth
Consolidated net income	$38.8	$33.8	15%

     The Company recorded consolidated net income of $38.8 million as compared with $33.8 million in the prior year.

Noncontrolling Interests (millions of dollars)	First Half 2012	First Half 2011	Growth
Noncontrolling interests	$1.1	$1.7	(35)%

     The decrease in the income attributable to noncontrolling interests was due to lower profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	First Half 2012	First Half 2011	Growth
Net income attributable to MTI	$37.7	$32.2	17%

     Net income attributable to MTI was $37.7 million in the first half of 2012 as compared with income of $32.2 million in the prior year.  Diluted earnings per common share were $2.12 per share in the first half of 2012 as compared with earnings per common share of $1.75 per share in the prior year.

Liquidity and Capital Resources

     Cash flows provided from operations in the first half of 2011 were principally used to fund capital expenditures, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to $64.8 million in the first six months of 2012 as compared with $56.7 million for the same period last year.  The increase in cash provided from operations was primarily due to improved profitability and to a decrease in working capital in the current year as compared with an increase in the prior year.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Working capital remained relatively flat with December 201l levels. Total average days of working capital increased one day to 56 days in the second quarter of 2012 from 55 days in the fourth quarter of 2011. This increase was primarily attributable to an increase in days sales outstanding.

    In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a two-year period.  As of July 1, 2012, 153,815 shares have been repurchased under this program at an average price of approximately $58.34 per share.

     On July 18, 2012, our Board of Directors declared a regular quarterly dividend on our common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment.

     The following table summarizes our contractual obligations as of July 1, 2012:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$93.7	$10.0	$83.7	$--	$--
Operating lease obligations	20.3	3.9	5.5	4.4	6.5
Total contractual obligations	$114.0	$13.9	$89.2	$4.4	$6.5

     The Company had $190 million in uncommitted short-term bank credit lines, of which $4.4 million were in use at July 1, 2012.  Our credit lines are primarily in the US, with approximately $20 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2012 should be between $55 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2012 - $8.3 million; 2013 - $77.2 million; 2014 - $8.2 million; 2015 -- million; 2016 –million; thereafter - $ -- million.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $0.3 million of foreign currencies as of July 1, 2012. The contracts matured in July 2011.  The fair value of these instruments at July 1, 2012 was a liability of less than $0.1 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at July 1, 2012 was an asset of $4.6 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2012.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

       Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 77 pending silica cases and 25 pending asbestos cases. To date, 1,389 silica cases and 10 asbestos cases have been dismissed. One asbestos case was dismissed in the second quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 25 pending asbestos cases, at least 22 allege liability based solely on products sold prior to the initial public offering, and for which the Company is entitled to full indemnification pursuant to such agreements.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 1, 2012.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 1, 2012.

     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2011 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 2 – April 29	--	$--	59,615	$72,004,201

April 30 - May 27	46,700	$63.84	106,315	$69,023,104

May 28 – July 1	47,500	$63.08	153,815	$66,026,980

Total	94,200	$63.45

    In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company’s shares over a two-year period.  As of July 1, 2012, 153,815 shares have been repurchased under this program at an average price of approximately $58.34 per share.

ITEM 3.  Default Upon Senior Securities

     Not applicable.

ITEM 4. Mine Safety Disclosures

     The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

     None.

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President-Finance and Treasury
Chief Financial Officer
(principal financial officer)

July 27, 2012

EXHIBIT INDEX

The following documents are filed as part of this report

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase