Form 10-Q
period 2012-09-30
MINERALS TECHNOLOGIES INC
filed 2012-11-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES __	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at October 16, 2012 17,690,876

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and October 2, 2011 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Default Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signature		28

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

		Three Months Ended		Nine Months Ended
(in thousands, except per share data)		Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011

Net sales		$250,346	$262,192	$761,453	$793,111
Cost of goods sold		195,347	209,282	595,175	633,585
Production margin		54,999	52,910	166,278	159,526

Marketing and administrative expenses		22,046	22,553	66,784	69,392
Research and development expenses		5,105	4,723	15,178	14,489
Restructuring and other costs		0	240	0	470

Income from operations		27,848	25,394	84,316	75,175

Non-operating income (deductions), net		(650)	(1,663)	(2,016)	(3,299)
Income from operations before provision for taxes		27,198	23,731	82,300	71,876
Provision for taxes on income		8,015	7,387	24,270	21,686

Consolidated net income		19,183	16,344	58,030	50,190

Less:	Net income attributable to non-controlling interests	553	656	1,653	2,308
Net income attribute to Minerals Technologies Inc. (MTI)		$18,630	$15,688	$56,377	$47,882

Earnings per share:
Basic		$1.06	$0.88	$3.19	$2.64
Diluted		$1.05	$0.87	$3.17	$2.62

Cash dividends declared per common share		$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:

Basic		17,640	17,928	17,694	18,128
Diluted		17,733	18,019	17,775	18,242

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Consolidated net income	$19,183	$16,344	$58,030	$50,190
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,562	(25,356)	1,595	(3,170)
Pension and postretirement plan adjustments	1,829	(1,138)	5,481	1,817
Sale of interest in business	--	(820)	--	(820)
Cash flow hedges:
Net derivative gains (losses) arising during the period	(299)	1,517	380	87
Comprehensive income (loss)	29,275	(9,453)	65,486	48,104
Comprehensive income (loss) attributable to
non-controlling interest	(750)	1,523	(1,561)	(1,391)
Comprehensive income (loss) attributable to MTI	$28,525	$(7,930)	$63,925	$46,713

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	Sept. 30, 2012*	Dec. 31, 2011**

Current assets:
Cash and cash equivalents	$449,106	$395,152
Short-term investments, at cost which approximates market	12,700	18,494
Accounts receivable, net	194,240	194,317
Inventories	93,143	90,760
Prepaid expenses and other current assets	21,039	21,566
Total current assets	770,228	720,289

Property, plant and equipment, less accumulated depreciation and depletion – September 30, 2012 - $933,525; December 31, 2011 - $930,515	318,891	318,134
Goodwill	65,738	64,671
Other assets and deferred charges	54,408	61,861
Total assets	$1,209,265	$1,164,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5,117	$5,846
Current maturities of long-term debt	1,977	8,552
Accounts payable	102,203	103,354
Restructuring liabilities	593	1,411
Other current liabilities	67,108	61,739
Total current liabilities	176,998	180,902

Long-term debt	83,753	85,449
Accrued Pension and Post-Retirement Benefits	90,970	97,318
Other non-current liabilities	29,199	33,266
Total liabilities	380,920	396,935

Shareholders' equity:
Common stock	2,931	2,913
Additional paid-in capital	343,906	335,134
Retained earnings	1,016,851	963,130
Accumulated other comprehensive loss	(37,783)	(45,331)
Less common stock held in treasury	(522,943)	(514,234)

Total MTI shareholders' equity	802,962	741,612
Non-controlling interest	25,383	26,408
Total shareholders' equity	828,345	768,020

Total liabilities and shareholders' equity	$1,209,265	$1,164,955

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
(thousands of dollars)	Sept. 30, 2012	Oct. 2, 2011
Operating Activities:

Consolidated net income	$58,030	$50,190

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	37,466	43,724
Payments relating to restructuring activities	(826)	(2,360)
Pension plan funding	(11,760)	(4,584)
Tax benefits related to stock incentive programs	270	428
Other non-cash items	6,891	5,799
Net changes in operating assets and liabilities	14,722	(320)
Net cash provided by operating activities	104,793	92,877

Investing Activities:

Purchases of property, plant and equipment	(37,846)	(36,913)
Proceeds from sale of short-term investments	9,310	7,170
Purchases of short-term investments	(4,062)	(8,221)
Net cash used in investing activities	(32,598)	(37,964)

Financing Activities:

Proceeds from issuance of long-term debt	--	1,596
Repayment of long-term debt	(8,280)	--
Net issuance (repayment) of short-term debt	(937)	1,463
Purchase of common shares for treasury	(8,710)	(43,432)
Proceeds from issuance of stock under option plan	6,190	5,078
Excess tax benefits related to stock incentive programs	38	158
Dividends paid to non-controlling interest	(3,394)	--
Cash dividends paid	(2,656)	(2,719)
Net cash used in financing activities	(17,749)	(37,856)

Effect of exchange rate changes on cash and
cash equivalents	(492)	(2,356)

Net increase in cash and cash equivalents	53,954	14,701
Cash and cash equivalents at beginning of period	395,152	367,827
Cash and cash equivalents at end of period	$449,106	$382,528

Supplemental disclosure of cash flow information:
Interest paid	$1,791	$1,871

Income taxes paid	$15,378	$22,698

Non-cash financing activities:
Treasury stock purchases settled after period-end	$--	$1,575

S      See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
Basic EPS (in millions, except per share data)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011

Net income attributable to MTI	$18.6	$15.7	$56.4	$47.9

Weighted average shares outstanding	17.6	17.9	17.7	18.1

Basic earnings per share attributable to MTI	$1.06	$0.88	$3.19	$2.64

	Three Months Ended		Nine Months Ended
Diluted EPS (in millions, except per share data)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011

Net income attributable to MTI	$18.6	$15.7	$56.4	$47.9

Weighted average shares outstanding	17.6	17.9	17.7	18.1
Diluted effect of stock options and stock units	0.1	0.1	0.1	0.1
Weighted average shares outstanding, adjusted	17.7	18.0	17.8	18.2

Diluted earnings per share attributable to MTI	$1.05	$0.87	$3.17	$2.62

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     The weighted average diluted common shares outstanding for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011 excludes the dilutive effect of 113,000 options and 603,869 options, respectively, as such options had an exercise price in excess of the average market value of the Company's common stock during such periods.

Note 4.   Income Taxes

     As of September 30, 2012, the Company had approximately $4.4 million of total unrecognized income tax benefits.  Included in this amount were a total of $2.8 million of unrecognized income tax benefits that if recognized would affect the Company's effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million and $0.2 million during the third quarter and first nine months of 2012, respectively, and had an accrued balance of $0.9 million of interest and penalties as of September 30, 2012.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	September 30, 2012	December 31, 2011
Raw materials	$38.8	$38.5
Work-in-process	7.7	6.0
Finished goods	26.1	26.1
Packaging and supplies	20.5	20.2
Total inventories	$93.1	$90.8

Note 6.  Goodwill and Other Intangible Assets

     Goodwill is not amortized, but instead is tested for impairment, at least annually. The carrying amount of goodwill was $65.7 million and $64.7 million as of September 30, 2012 and December 31, 2011, respectively.  The net change in goodwill since December 31, 2011 was attributable to the effect of foreign exchange.

Acquired intangible assets subject to amortization as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$4.1	$6.2	$4.0
Customer lists	2.7	1.5	2.7	1.5
	$8.9	$5.6	$8.9	$5.5

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for each of the next five years through 2016.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
      Also included in other assets and deferred charges is an intangible asset of approximately $0.3 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  A current portion of $0.4 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the third quarter of 2012.  Estimated amortization as a reduction of sales is as follows: remainder of 2012 - $0.1 million; 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 7.  Restructuring Costs

     A reconciliation of the restructuring liability as of September 30, 2012, is as follows:

(millions of dollars)	Balance as of Dec. 31, 2011	Provisions (Reversals)	Cash Expenditures	Balance as of Sept. 30, 2012
Contract costs	$0.8	$--	$(0.3)	$0.5
Severance and other employee benefits	0.6	--	(0.5)	0.1
	$1.4	$--	$(0.8)	$0.6

Approximately $0.8 million in payments were made in first nine months of 2012.  The remaining restructuring liability of $0.6 million will be funded from cash flows from operations during the remainder of 2012 and in 2013.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	September 30, 2012	December 31, 2011

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	---	8.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other Borrowings	1.1	1.4
Total	85.7	94.0
Less: Current maturities	2.0	8.6
Long-term debt	$83.7	$85.4

     As of September 30, 2012, the Company had $191 million of uncommitted short-term bank credit lines, of which approximately $5.1 million were in use.

     In August 2012, the Company repaid $8.0 million for its Economic Development Authority Refunding Revenue Bonds.  These bonds were issued in 1997 to refinance the bonds issued in connection with the construction of the company's PCC plant in Courtland, Alabama.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Service cost	$2.3	$1.7	$7.0	$5.4
Interest cost	3.6	3.0	10.8	8.9
Expected return on plan assets	(4.2)	(3.5)	(12.5)	(10.5)
Settlement cost	--	0.4	--	0.4
Amortization:
Prior service cost	0.3	0.4	0.9	1.0
Recognized net actuarial loss	3.4	2.3	10.2	6.4
Net periodic benefit cost	$5.4	$4.3	$16.4	$11.6

(millions of dollars)	Other Benefits
	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	0.1	0.1	0.3	0.5
Amortization:
Prior service cost	(0.8)	(0.8)	(2.3)	(2.3)
Recognized net actuarial loss	--	--	--	0.2
Net periodic benefit cost	$(0.6)	$(0.5)	$(1.6)	$(1.1)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute $15.0 million to its pension plans and $1.0 million to its other post retirement benefit plans in 2012. As of September 30, 2012, $11.8 million has been contributed to the pension plans and approximately $0.5 million has been contributed to the other post retirement benefit plans.

Note 10.  Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions of dollars)	Sept. 30, 2012	Dec. 31, 2011
Foreign currency translation gains	$31.5	$29.9
Unrecognized pension costs	(72.0)	(77.5)
Net gain (loss) on cash flow hedges	2.7	2.3
Accumulated other comprehensive loss	$(37.8)	$(45.3)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
     The following is a reconciliation of asset retirement obligations as of September 30, 2012:

(millions of dollars)
Asset retirement liability, December 31, 2011	$14.7
Accretion expense	0.5
Payments	(0.2)
Foreign currency translation	--
Asset retirement liability, September 30, 2012	$15.0

     Approximately $0.4 million is included in other current liabilities and $14.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2012.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 29 pending asbestos cases. To date, 1,394 silica cases and 10 asbestos cases have been dismissed. Four new asbestos cases were filed in the third quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 29 pending asbestos cases, at least 25 allege liability based solely on products sold prior to the initial public offering, and for which the Company is therefore entitled to full indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 30, 2012.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 30, 2012.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Income and Deductions

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Interest income	$0.7	$1.1	$2.5	$2.9
Interest expense	(0.8)	(0.8)	(2.4)	(2.4)
Foreign exchange (losses) gains	(0.1)	(0.2)	(0.8)	(1.5)
Foreign currency translation loss upon liquidation	--	(1.4)	--	(1.4)
Other deductions	(0.4)	(0.4)	(1.3)	(0.9)
Non-operating (deductions) income, net	$(0.6)	$(1.7)	$(2.0)	$(3.3)

    In the third quarter of 2011, the company divested a 50% interest in its Refractories joint venture in Korea.  As a result, the Company now has a 20% equity interest in this entity and recognized a $1.4 million currency translation loss upon deconsolidation of this entity.  The fair value of the remaining 20% interest was approximately $0.6 million and the Company now accounts for this investment using the equity method.

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2011	$2.9	335.1	963.1	(45.3)	(514.2)	26.4	768.0

Net income	--	--	56.4	--	--	1.7	58.1
Dividends declared	--	--	(2.7)	--	--	--	(2.7)
Dividends to non-controlling interest	--	--	--	--	--	(3.4)	(3.4)
Capital contributions by non-controlling interest	--	--	--	--	--	0.8	0.8
Currency translation adjustment	--	--	--	1.6	--	(0.1)	1.5
Unamortized pension gains and
prior service costs	--	--	--	5.5	--	--	5.5
Cash flow hedge:
Net derivative gains (losses)
arising during the year	--	--	--	0.4	--	--	0.4
Reclassification adjustment	--	--	--	--	--	--	--
Employee benefit transactions	--	6.2	--	--	--	--	6.2
Income tax benefit arising from employee
stock option plans	--	0.3	--	--	--	--	0.3
Stock based compensation	--	2.3	--	--	--	--	2.3
Purchase of common stock	--	--	--	--	(8.7)	--	(8.7)
Balance as of September 30, 2012	$2.9	343.9	1,016.8	(37.8)	(522.9)	25.4	828.3

     The income attributable to non-controlling interests for the nine-month periods ended September 30, 2012 and October 2, 2011 was from continuing operations.  The remainder of income was attributable to MTI.  There were no changes in MTI's ownership interest for the period ended September 30, 2012 as compared with December 31, 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 15.  Segment and Related Information

     Segment information for the three and nine-month periods ended September 30, 2012 and October 2, 2011 were as follows:
(millions of dollars)	Net Sales

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Specialty Minerals	$165.6	$171.1	$501.4	$516.1
Refractories	84.7	91.1	260.0	277.0
Total	$250.3	$262.2	$761.4	$793.1

(millions of dollars)	Income from Operations

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Specialty Minerals	$22.6	$19.3	$64.6	$57.2
Refractories	7.2	7.5	25.0	22.2
Total	$29.8	$26.8	$89.6	$79.4

     Included in income from operations for the Refractories segment for the three month and nine month periods ended October 2, 2011 were restructuring costs of $0.2 million and $ -- , respectively.

     Included in income from operations for the Specialty Minerals segment for the nine months period ended   October 2, 2011 were restructuring costs of $0.4 million.

         The carrying amount of goodwill by reportable segment as of September 30, 2012 and December 31, 2011 was as follows:

(millions of dollars)	Goodwill

	Period Ended
	Sept. 30, 2012	Dec. 31, 2011
Specialty Minerals	$14.1	$13.8
Refractories	51.6	50.9
Total	$65.7	$64.7

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income from continuing operations before provision for taxes:
	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011

Income from operations for reportable segments	$29.8	$26.8	$89.6	$79.4
Unallocated corporate expenses	(2.0)	(1.4)	(5.3)	(4.2)
Consolidated income from operations	27.8	25.4	84.3	75.2
Non-operating income (deductions) from operations	(0.6)	(1.7)	(2.0)	(3.3)
Income from continuing operations,
before provision for taxes on income	$27.2	$23.7	$82.3	$71.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Paper PCC	$120.6	$126.5	$361.6	$379.3
Specialty PCC	16.4	16.0	49.8	48.2
Talc	11.9	11.3	37.1	35.4
Ground Calcium Carbonate	16.7	17.3	52.9	53.2
Refractory Products	66.0	71.1	200.5	216.1
Metallurgical Products	18.7	20.0	59.5	60.9
Net sales	$250.3	$262.2	$761.4	$793.1

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Minerals Technologies Inc.:

     We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of September 30, 2012 and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and October 2, 2011.  These condensed consolidated financial statements are the responsibility of the company's management.

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

/s/ KPMG LLP

New York, New York
 November 2, 2012

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Oct. 2, 2011	Sept. 30, 2012	Oct. 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.0	79.8	78.2	79.9

Production margin	22.0	20.2	21.8	20.1
Marketing and administrative expenses	8.7	8.6	8.8	8.7
Research and development expenses	2.0	1.8	2.0	1.8
Restructuring and other costs	---	0.1	---	0.1

Income from operations	11.1	9.7	11.1	9.5
Net income	7.4%	6.0%	7.4%	6.0%

Executive Summary

     Consolidated sales for the third quarter of 2012 decreased 5% to $250.3 million from $262.2 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $11.6 million or 4 percentage points. Income from operations grew 10% to $27.8 million in the third quarter of 2012 from $25.4 million in the prior year.  Net income increased 19% to $18.6 million in the third quarter of 2012 from $15.7 million in the prior year.

       The Company's results reflected continued solid financial performance, despite weakening economic conditions in Europe. The Company remains focused on the execution of its geographic expansion and new product development growth strategies and we continue to see progress in our major growth strategy of developing and commercializing new products such as our FulFill™ platform of technologies of higher filler loading The Company has entered into eleven commercial agreements with papermakers around the world for the adoption of our FulFill™ higher filler technology.  In addition, the Company signed a contract to build a 100,000 ton satellite PCC facility in China at a paper mill owned by Shandong Sun Paper Industry Joint Stock Co. Ltd. We also launched a new faster laser measurement system within our Ferrotron subsidiary for the global steel industry.

     The Company's balance sheet as of September 30, 2012 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $462 million.  We have available lines of credit of $191 million, our debt to equity ratio was 11%, and our current ratio was 4.4.  Our cash flows from operations were approximately $40 million in the third quarter of 2012.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, can be adversely affected by the uncertain global economic climate. Our Refractories segment primarily serves the steel industry which has softened globally in the third quarter and impacted our two largest markets, North America and Europe. In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet  within North America and Europe, our two largest markets, for the third quarter 2012 were 1.6% and 2.8% below the prior year. In addition, our Processed Minerals and Specialty PCC product lines are affected by the seasonal demand of the domestic building and construction markets.

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

     During the second quarter of 2011, Metsa Board Corporation, formerly M-real Corporation, announced plans to divest its Alizay paper mill in France. Over the past several months, Metsa Board had been in discussions with a number of paper producers; however none of the candidates have fulfilled Metsa Board's conditions for sale.  Although the paper mill is presently not operating, we believe discussions for the sale of the mill continue. If Metsa Board can not sell the facility, the Company would likely shut down its PCC satellite facility permanently and could incur an impairment of assets charge. Under that scenario, the Company could pursue options for mitigation or recovery of assets, including redeployment of assets to other locations to the extent feasible. The net book value of the facility as of September 30, 2012 was $3.7 million. In 2011, sales at Alizay were approximately $7 million.

     During the third quarter of 2011, NewPage Corporation filed for Chapter 11 bankruptcy protection.  The Company does business with five NewPage mills, including operating three satellite PCC facilities at NewPage locations. At present, the Company continues to supply PCC to these mills.   NewPage has reached an agreement with its major creditor groups on a plan to emerge from bankruptcy. However, there can be no assurance such plan will be confirmed. If NewPage is unable to emerge from the bankruptcy process or should the facilities the Company supplies cease operations, the Company could incur an impairment of assets charge of up to $16 million and may incur additional provisions for bad debt.  Annual sales to NewPage locations in 2011 were approximately $20 million.

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

Results of Operations

     Three months ended September 30, 2012 as compared with three months ended October 2, 2011.

Sales
(millions of dollars)	Third Quarter 2012	% of Total Sales	Growth	Third Quarter 2011	% of Total Sales
Net Sales

U.S	$138.3	55.3%	(1)%	$140.2	53.5%
International	112.0	44.7%	(8)%	122.0	46.5%
Net sales	$250.3	100.0%	(5)%	$262.2	100.0%

Paper PCC	$120.6	48.2%	(5)%	$126.5	48.3%
Specialty PCC	16.4	6.5%	2%	16.0	6.1%
PCC Products	$137.0	54.7%	(4)%	$142.5	54.4%

Talc	$11.9	4.7%	5%	$11.3	4.3%
Ground Calcium Carbonate	16.7	6.7%	(3)%	17.3	6.6%
Processed Minerals Products	$28.6	11.4%	0%	$28.6	10.9%

Specialty Minerals Segment	$165.6	66.1%	(3)%	$171.1	65.3%

Refractory Products	$66.0	26.4%	(7)%	$71.1	27.1%
Metallurgical Products	18.7	7.5%	(7)%	20.0	7.6%
Refractories Segment	$84.7	33.9%	(7)%	$91.1	34.7%

Net sales	$250.3	100.0%	(5)%	$262.2	100.0%

      Worldwide net sales in the third quarter of 2012 decreased 5% to $250.3 million from $262.2 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $11.6 million or approximately 4 percentage points. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 3% to $165.6 million as compared with $171.1 million for the same period in 2011.  Sales in the Refractories segment decreased 7% to $84.7 million as compared with $91.1 million for the same period in 2011.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% in the third quarter to $137.0 million from $142.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $7.4 million or approximately 5 percentage points. Paper PCC sales decreased 5% to $120.6 million in the third quarter of 2012 from $126.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $7.2 million or approximately 6 percentage points.  Paper PCC volumes declined 1% in the third quarter from the prior year with Europe declines of 14% partially offset by new satellite PCC facilities in North America and India as well as increased volumes in Latin America.  Sales were affected by the closure of one satellite PCC facility in Finland, the temporary shutdown of a satellite PCC facility in France and volume declines due to lower paper production in Europe.  Sales of Specialty PCC increased 2% to $16.4 million from $16.0 million in the prior year.  This increase was primarily due to higher volumes.

     Net sales of Processed Minerals were flat as compared to the prior year.  Talc sales increased 5% to $11.9 million from $11.3 million in the prior year which offset the lower volumes in our ground calcium carbonate (GCC) product line.

     Net sales in the Refractories segment in the third quarter of 2012 decreased 7% to $84.7 million from $91.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of $4.2 million or approximately 5 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 7% to $66.0 million from $71.1 million in the prior year due to lower volumes, fewer equipment sales, the effects of foreign exchange and reduced sales in non-steel applications.  Sales of metallurgical products within the Refractories segment decreased 7% to $18.7 million as compared with $20.0 million in the same period last year.

     Net sales in the United States decreased 1% to $138.3 million in the third quarter of 2012 from $140.2 million in the prior year.  International sales in the third quarter of 2012 decreased 8% to $112.0 million from $122.0 million, primarily due to lower volumes in Europe and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)		Third Quarter 2012	Third Quarter 2011	Growth

Cost of goods sold		$195.3	$209.3	(7)%
Marketing and administrative		$22.0	$22.6	(3)%
Research and development		$5.1	$4.7	9%
Restructuring and other costs	$	---	$0.2	(100)%

     Cost of goods sold was 78.0% of sales as compared with 79.8% of sales in the prior year.  Production margin increased $2.1 million, or 4% despite a 5% decrease in sales.  In the Specialty Minerals segment, production margin increased 8% despite a 3% decrease in sales.  This was primarily attributable to increased pricing of $4 million, lower energy costs of $1 million, continued productivity and cost improvements of $2 million, and combined higher volumes from new satellite facilities and in our talc product line of $2 million. Collectively, these items more than offset increased material costs of $3 million, the effects of continued permanent and temporary PCC facility closures and other volume declines of $2 million and the effects of foreign exchange of $1.6 million.  In the Refractories segment, production margin decreased 3% despite a 7% decrease in sales.  The decrease in margin was less than the decrease in sales due to lower materials costs of $2.5 million, cost and expense control and productivity improvements, which partially offset the combined effect of refractory volume and equipment declines of $2 million and the effects of foreign exchange of $1 million.

     Marketing and administrative costs decreased 3% in the third quarter to $22.0 million from $22.6 million in the prior year and represented 8.7% of sales as compared with 8.6% of sales in the prior year.  This decrease was primarily due to our expense control initiatives and the effects of foreign exchange.

     Research and development expenses increased 9% to $5.1 million from $4.7 million in the prior year and represented 2.0% of net sales as compared with 1.8% of net sales in the prior year.  The increased costs were primarily due to Paper PCC trial activity.

Income from Operations (millions of dollars)	Third Quarter 2012	Third Quarter 2011	Growth

Income from operations	$27.8	$25.4	10%

     The Company recorded income from operations of $27.8 million in the third quarter of 2012, a 10% increase from prior year income from operations of $25.4 million. Income from operations represented 11.1% of net sales in the current year as compared with 9.7% of sales in the third quarter of 2011.

      Income from operations in the third quarter of 2012 for the Specialty Minerals segment was $22.6 million, as compared to income from operations of $19.3 million in the prior year.  Operating income for the Refractories segment was $7.2 million as compared to income from operations of $7.5 million in the prior year.

Non-Operating Deductions (millions of dollars)	Third Quarter 2012	Third Quarter 2011	Growth

Non-operating deductions	$0.6	$1.7	(65)%

     In the third quarter of 2012, the Company recorded net non-operating deductions of $0.6 million as compared to net non-operating deductions of $1.7 million in the prior year.  During the third quarter of 2011, the Company recognized currency translation losses of $1.4 million upon deconsolidation of our joint venture in Korea.

Provision for Taxes on Income (millions of dollars)	Third Quarter 2012	Third Quarter 2011	Growth
Provision for taxes on income	$8.0	$7.4	8%

     The effective tax rate for the third quarter of 2012 was 29.5% as compared with 31.1% for the third quarter of 2011.  In the third quarter of 2011, the effective tax rate was negatively affected by 1.5 percentage points related to the foreign currency translation loss relating to the deconsolidation of our joint venture in Korea for which the Company could not record a tax benefit.

Consolidated Net Income, net of tax (millions of dollars)	Third Quarter 2012	Third Quarter 2011	Growth
Consolidated net income,net of tax	$19.2	$16.3	18%

     The Company recorded consolidated net income, net of tax, of $19.2 million as compared with $16.3 million in the prior year.

Non-controlling Interests (million of dollars)	Third Quarter 2012	Third Quarter 2011	Growth
Net income	$0.6	$0.7	(14)%

     The decrease in the income attributable to non-controlling interests is due to lower profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Third Quarter 2012	Third Quarter 2011	Growth
Net income	$18.6	$15.7	18%

     Net income attributable to MTI was $18.6 million in the third quarter of 2012 as compared with income of $15.7 million in the prior year. Diluted earnings were $1.05 per share in the third quarter of 2012 as compared with earnings of $0.87 per share in the prior year.

Nine months ended September 30, 2012 as compared with nine months ended October 2, 2011

(millions of dollars)	First Nine Months 2012	% of Total Sales	Growth	First Nine Months 2011	% of Total Sales
Net Sales

U.S	$427.4	56.1%	2%	$420.8	53.1%
International	334.0	43.9%	(10)%	372.3	46.9%
Net sales	$761.4	100.0%	(4)%	$793.1	100.0%

Paper PCC	$361.6	47.6%	(5)%	$379.3	47.8%
Specialty PCC	49.8	6.5%	3%	48.2	6.1%
PCC Products	$411.4	54.1%	(4)%	$427.5	53.9%

Talc	$37.1	4.9%	5%	$35.4	4.5%
Ground Calcium Carbonate	52.9	6.9%	(1)%	53.2	6.7%
Processed Minerals Products	$90.0	11.8%	2%	$88.6	11.2%

Specialty Minerals Segment	$501.4	65.9%	(3)%	$516.1	65.1%

Refractory Products	$200.5	26.3%	(7)%	$216.1	27.2%
Metallurgical Products	59.5	7.8%	(2)%	60.9	7.7%
Refractories Segment	$260.0	34.1%	(6)%	$277.0	34.9%

Net sales	$761.4	100.0%	(4)%	$793.1	100.0%

     Worldwide net sales in the first nine months of 2012 decreased 4% to $761.4 million from $793.1 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $23.4 million or approximately 3 percentage points.  Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 3% to $501.4 million as compared with $516.1 million for the same period in 2011.  Sales in the Refractories segment decreased 6% from the previous year to $260.0 million.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% in the first nine months to $411.4 million from $427.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $15.4 million, or approximately 4 percentage points.  Paper PCC sales decreased 5% to $361.6 million in the first nine months of 2012 from $379.3 million in the prior year.  Volumes for this product line declined approximately 4%, primarily in Europe.  Sales were affected by the closure of one satellite PCC facility in Finland, and the temporary shutdown of a satellite PCC facility in France.  There were however, new PCC satellite facilities in North America and India that partially offset the volume decline.  Sales of Specialty PCC increased 3% to $49.8 million from $48.2 million in the prior year.  This increase was primarily due to volume increases of 3%.

     Net sales of Processed Minerals products increased 2% in the first nine months of 2012 to $90.0 million from $88.6 million in the prior year.  This increase was primarily attributable to volume and price increases in our talc product line.  Talc sales increased 5% while GCC sales declined 1% primarily due to lower volumes in California.

     Net sales in the Refractories segment decreased 6% in the first nine months to $260.0 million from $277.0 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $8.0 million, or approximately 3 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 7% to $200.5 million from $216.1 million primarily due to reduced volumes resulting from the deconsolidation of the Company's Refractory operations in Korea in the third quarter of 2011 of $3.5 million and to volume declines in Europe of 2% due to weakness in the European steel industry.  Sales of metallurgical products within the Refractories segment decreased 2% to $59.5 million as compared with $60.9 million in the same period last year.

     Net sales in the United States increased 2% to $427.4 million in the first nine months of 2012.  International sales in the first nine months of 2012 decreased 10% to $334.0 million, primarily due to lower volumes in Europe and the effects of foreign exchange.

Operating Costs and Expenses (millions of dollars)		Nine Months 2012	Nine Months 2011	Growth

Cost of goods sold		$595.2	$633.6	(6)%
Marketing and administrative		$66.8	$69.4	(4)%
Research and development		$15.2	$14.5	5%
Restructuring and other costs	$	---	$0.5	(100)%

      Cost of goods sold was 78.2% of sales as compared with 79.9% of sales in the prior year.  Production margin increased $6.8 million, or 4% as compared with a 4% decrease in sales. In the Specialty Minerals segment, production margin increased 6% on a 3% decrease in sales.  This was primarily attributable to increased pricing of $15 million, lower energy costs of $1.3 million, continued productivity and cost improvements of $5 million, and combined higher volumes from new satellite facilities and in our talc product line of $3 million. Collectively, these items more than offset increased material costs of $10 million, the effects of continued permanent and temporary PCC facility closures and other volume declines of $6 million and the effects of foreign exchange of $3.5 million.  In the Refractories segment, production margin increased 2% on a 6% decrease in sales.  This was primarily attributable to lower material costs of $7 million, and cost and expense control and productivity improvement of $3 million, which more than offset the combined effect of volume declines and lower equipment sales of $7 million and  the effects of foreign exchange of $1.2 million.

     Marketing and administrative costs decreased 4% in the first nine months of 2012 to $66.8 million from $69.4 million in the prior year, primarily due to expense control initiatives and the effects of foreign exchange.  Marketing and administrative costs as a percentage of net sales, however, remained flat at 8.8% in the current year as compared with prior year.

     Research and development expenses increased 5% to $15.2 million and represented 2.0% of net sales as compared with 1.8% of net sales in the prior year.  This increase was primarily due to Paper PCC trial activity.

     Restructuring and other costs during the first nine months of 2011 were $0.5 million and primarily related to an additional $0.9 million of restructuring costs associated with our 2007 restructuring of our PCC merchant facility in Germany.  This was partially offset by reversals of previously recorded liabilities.

Income from Operations (millions of dollars)	Nine Months 2012	Nine Months 2011	Growth

Income from operations	$84.3	$75.2	12%

     The Company recorded income from operations in the first nine months of 2012 of $84.3 million as compared with $75.2 million in the prior year.  Income from operations represented 11.1% of net sales as compared with 9.5% of net sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 13% to $64.6 million from $57.2 million in the prior year.  Income from operations for the Refractories segment increased 13% to $25.0 million from $22.2 million in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	Nine Months 2012	Nine months 2011	Growth

Non-operating income (deductions), net	$(2.0)	$(3.3)	(39)%

     Non-operating deductions were $2.0 million as compared with $3.3 million in the first nine months of 2012, a decrease of 39%.  This decrease was attributable to lower foreign exchange losses in the current year as well as foreign currency translation losses recognized upon deconsolidation of the Company's joint venture in Korea in the first nine months of 2011.

Provision for Taxes on Income (millions of dollars)	Nine Months 2012	Nine months 2011	Growth

Provision for taxes on income	$24.3	$21.7	12%

     The effective tax rate for the first nine months of 2012 was 29.5% as compared with 30.2% in the prior year. The rate for 2011 was affected by the foreign currency translation loss for Korea for which the Company could not record a tax benefit.

Consolidated net income, net of tax (millions of dollars)	Nine Months 2012	Nine months 2011	Growth
Income from continuing operations	$58.0	$50.2	16%

     The Company recorded consolidated net income, net of tax, of $58.0 million as compared with $50.2 million in the prior year.

Non-controlling Interests (million of dollars)	Nine Months 2012	Nine months 2011	Growth
Net income	$1.7	$2.3	(26)%

     The decrease in the income attributable to non-controlling interests was due to lower profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	Nine Months 2012	Nine months 2011	Growth
Net income	$56.4	$47.9	18%

     Net income attributable to MTI was $56.4 million in the first nine months of 2012 as compared with income of $47.9 million in the prior year. Diluted earnings were $3.17 per share for the first nine months of 2012 as compared with earnings of $2.62 per share in the prior year.

Liquidity and Capital Resources

Cash flows provided from operations in the first nine months of 2012 were principally used to fund capital expenditures, repurchase shares of Company stock, and pay the Company's dividend to common shareholders.  Cash provided from operating activities amounted to $104.8 million in the first nine months of 2012 as compared with $92.9 million for the same period last year.  The increase in cash provided from operations was primarily due to improved profitability and a favorable change in working capital as compared with the first nine month of 2011.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories. Total working capital increased $5.0 million, or approximately 3%, from December 2011.

    In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period.  As of September 30, 2012, 197,315 shares have been repurchased under this program for $ 11.7 million,or  an average price of approximately $59.32 per share.

     The following table summarizes our contractual obligations as of September 30, 2012:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Debt	$85.7	$2.0	$83.7	$--	$--
Operating lease obligations	22.6	4.1	5.8	3.9	8.8
Total contractual obligations	$108.3	$6.1	$89.5	$3.9	$8.8

     The Company had $191 million in uncommitted short-term bank credit lines, of which $5.1 million were in use at September 30, 2012.  Our credit lines are primarily in the US, with approximately $20 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2012 should be between $55 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: remainder of 2012 - $-- million; 2013 - $77.2 million; 2014 - $8.2 million; 2015 $-- million; 2016 $–million; thereafter - $ -- million.

Cautionary Statement for "Safe Harbor" Purposes under the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to the Company's objectives, plans or goals, future actions, future performance or results of current and anticipated products, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts.  They can be identified by the use of words such as "believes," "expects," "plans," "intends," "anticipates," and other words and phrases of similar meaning.

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company's control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under "Item 1A — Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. We had open forward exchange contracts to purchase approximately $2.5 million of foreign currencies as of September 30, 2012. The fair value of these instruments at September 30, 2012 was a liability of less than $0.1 million.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at September 30, 2012 was an asset of $4.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 29 pending asbestos cases. To date, 1,394 silica cases and 10 asbestos cases have been dismissed. Four new asbestos cases were filed in the third quarter of 2012.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 29 pending asbestos cases, at least 25 allege liability based solely on products sold prior to the initial public offering, and for which the Company is therefore entitled to full indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 30, 2012.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 30, 2012.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2011 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 2 – July 29	38,600	$62.84	192,415	$63,601,195

July 30 – August 26	4,900	$62.55	197,315	$63,294,696

August 27 – September 30	--	$--	197,315	$63,294,696

Total	43,500	$62.81

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period.  As of September 30, 2012, 197,315 shares have been repurchased under this program for $11.7 million, or an average price of approximately $59.32 per share.

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
Chief Financial Officer
(principal financial officer)

November 2, 2012

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