Form 10-K
period 2012-12-31
MINERALS TECHNOLOGIES INC
filed 2013-02-22
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [X]     No [  ]
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].
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
Yes [  ]     No [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 29, 2012, was approximately $983 million.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 8, 2013, the Registrant had outstanding  35,071,669 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.
\

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $546.2 million, $560.6 million and $554.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

     In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
·	As a filler for coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
·	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $480.3 million, $497.0 million and $496.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     Approximately 50% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2012, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes.  Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability.  The Company's research and development and technical service staffs focus on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications.  These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating, and our FulFillTM family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers.

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

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2012, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 17 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $65.9 million, $63.6 million and $58.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of bio-available calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $116.0 million, $115.5 million and $110.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net sales of talc products were $48.1 million, $46.9 million and $44.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $67.9 million, $68.6 million and $66.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     The Company mines and processes GCC products at its reserves in the eastern and western parts of the United States.  GCC is used and sold in the construction, automotive and consumer markets.

     Lime produced at the Company's Adams, Massachusetts, and Lifford, United Kingdom, facilities is used primarily as a raw material for the manufacture of PCC at these sites and is sold commercially to various chemical and other industries.

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

     The Company's natural mineral products are supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana.  The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and approximately 20 years at its talc production facility.  See Item 2, "Properties," for more information with respect to those facilities.

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

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $343.4 million, $368.8 million and $337.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $264.1 million, $287.4 million and $264.5 million for the years ended December 31, 2012, 2011 and 2010. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.

     The Company's technical service staff and application equipment assist customers to achieve desired productivity objectives.  The Company's technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve refractory performance at many customer locations.  The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage.

     Over the past several years the Refractories segment has continued to reformulate its products and application technology to maintain its competitive advantage in the market place. Some of the new products the Company has introduced in the past several years include:

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

·
LACAM®: A new, fourth generation Lacam® laser measurement device for use in the worldwide steel industry that is 17 times faster than the previous version.  This new technology provides the fastest and most accurate laser scanning for hot surfaces available today.

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

     The Company sells its refractory products in the following markets:

     Steel Furnace.  The Company sells gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric arc furnaces for application on furnace walls to prolong the life of furnace linings.

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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $79.3 million, $81.4 million and $72.9 million for the years ended December 31, 2012, 2011 and 2010. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.  The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  The Company purchases a portion of its magnesia requirements from sources in China.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe.  The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China sourced magnesia.  The alumina we utilize in our business is readily available from numerous sources. The

Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines. The Company's business strategy for growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulFillTM high filler technology systems; the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; the MINSCAN® and HOTCRETE® application systems; and EMforce®, Optibloc® and Titanium Dioxide (TiO2) extenders for the Processed Minerals and Specialty PCC product lines.

     Under the FulFillTM platform of products, the Company continues to develop its filler-fiber composite material. The FulFill™ brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The FulFill™ E-325 series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of FulFill™ E-325. We have signed agreements with eleven paper mills and are actively engaged with additional paper mill sites for further FulFill™ deployment. We continue product development with other products within this platform.

     The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2012, 2011 and 2010, the Company spent approximately $20.2 million, $19.3 million and $19.6 million, respectively, on research and development. The Company's research and development spending for 2012, 2011 and 2010 was approximately 2.0%, 1.9% and 2.0% of net sales, respectively.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania.  It also has research and development facilities in China, Germany, Ireland, Japan and Turkey.  Approximately 79 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 248 patents and approximately 875 trademarks related to its business.  Our patents expire between 2013 and 2031. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2012, the Company employed 1,992 persons, of whom 999 were employed outside of the United States.

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

     Financial information concerning our business segments and the geographical areas in which we operate appears in the Notes to the Consolidated Financial Statements.  Information related to our executive officers is included in Item 10, "Directors, Executive Officers and Corporate Governance."

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

•	Worldwide general economic, business, and industry conditions have had, and may continue to have, an adverse effect on the Company's results.

The global economic instability of the past few years has caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges.  The Company's business and operating results have been and may continue to be adversely affected by these global economic conditions.  In particular, our operations in Europe continue to be impacted by the uncertain European economy.  A currency or financial crisis in Europe could precipitate a significant decline in the European economy, which would likely result in a decrease in demand for our products in Europe.   The Company's customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve, primarily paper, steel, construction and automotive, have been particularly adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may also impact the Company's results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets.  Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future.  Future weakness in the global economy could materially and adversely affect our business and operating results.

•	The Company's operations are subject to the cyclical nature of its customers' businesses and we may not be able to mitigate that risk.

The majority of the Company's sales are to customers in industries that have historically been cyclical: paper, steel, construction, and automotive. These industries have been particularly adversely affected by the uncertain global economic climate.  Our Refractories segment primarily serves the steel industry.  In 2012, North American and European steel production was approximately 15% below 2008 levels due to reduced demand and several steel mill closures.  In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets remain approximately 16% below 2008 levels.  The reduced demand for paper industry products has also caused the paper industry to experience a number of recent bankruptcies and paper mill closures, including among our customers.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2012 averaged approximately 780 thousand units.  Housing starts were at a peak rate of 2.1 million units in 2005.  Demand for our products is subject to these trends. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers' businesses, including by diversifying its portfolio of products and services; through geographic expansion, and by structuring most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines.  In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products.  However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries.  Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations.  A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

•	The Company's results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as the BRIC (Brazil, Russia, India, China) countries and other Asian and Eastern European countries; increasing its penetration into product markets such as the market for papercoating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products such as the FulFillTM family of products for the paper industry.  Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.  Our strategy also anticipates growth through future acquisitions.  However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing.  Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management's attention from operational matters, and integrate general and administrative services.  In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize.  We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated.

•	The Company's sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $480.3 million in 2012, or approximately 48% of the Company's net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

•	The Company's sales could be adversely affected by consolidation in customer industries, principally paper and steel.

Several consolidations in the paper industry have taken place in recent years and such consolidation could continue in the future. These consolidations could result in partial or total closure of some paper mills where the Company operates PCC satellites. In 2011, the Company idled its satellite plant in Anjalankoski, Finland, due to the permanent closure of the paper mill, and the Company's satellite plant in Alizay, France, is temporarily  closed. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. Similarly, consolidations have occurred in the steel industry.  Such consolidations in the two major industries we serve concentrate purchasing power in the hands of a smaller number of papermakers and steel manufacturers, enabling them to increase pressure on suppliers, such as the Company.  This increased pressure could have an adverse effect on the Company's results of operations in the future.

•
The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues.

The Company's operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations.  We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations.  In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.  State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted.  Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products.  Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products.  We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.  Moreover, changes in tax regulation and international tax treaties could reduce the financial performance of our foreign operations.
The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts.  Failure to appropriately manage safety, human health, product liability and environmental risks associated with the Company's products and production processes could adversely impact the Company's employees and other stakeholders, the Company's reputation and its results of operations. Public perception of the risks associated with the Company's products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. While the Company has procedures and controls to manage these risks, carries liability insurance, which it believes to be appropriate to its businesses, and has provided reserves for current matters, which it believes to be adequate, an unanticipated liability, arising out of a current matter or proceeding or from the other risks described above, could have a material adverse effect on the Company's financial condition or results of operations.

•	Delays or failures in new product development could adversely affect the Company's operations.

The Company's future business success will depend in part upon its ability to maintain and enhance its technological capabilities, to respond to changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis.  The Company is engaged in a continuous effort to develop new products and processes in all of its product lines.  Difficulties, delays or failures in the development, testing, production, marketing or sale of such new products could cause actual results of operations to differ materially from our expected results.

•	The Company's ability to compete is dependent upon its ability to defend its intellectual property against inappropriate disclosure and infringement.

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

•	The Company's operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally.  Approximately 44% of our sales in 2012 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We continue to be concerned about the possibility of recessionary conditions in Europe, from which we derived approximately 25% of our sales in 2012. Our sales in Europe decreased from $298.4 million in 2011 to $257.0 million in 2012, and continued weakness in the European market may negatively affect our sales in the future.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies.   Accordingly, reported sales, net earnings, cash flows and fair values have been and in the future will be affected by changes in foreign currency exchange rates.  Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions.  We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

•	The Company's operations are dependent on the availability of raw materials and increases in costs of raw materials or energy could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company purchases a portion of its magnesia requirements from sources in China.  The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future.  Price increases for certain other of our raw materials, as well as increases in energy prices, have also affected our business. Our ability to recover increased costs is uncertain.  The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these rapidly escalating costs.  While the contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect increases in costs resulting from inflation, there is a time lag before such price adjustments can be implemented.   In 2012, increased raw materials affected our Specialty Minerals segment by $12 million. These increased raw material costs were partially offset by price increases.
The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract and economic information.
We cannot predict whether, and how much, prices for our key raw materials will increase in the future.  Changes in the costs or availability of such raw materials, to the extent we cannot recover them in price increases to our customers, could adversely affect the Company's results of operations.

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

•	Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company's financial condition or results of operations.

The Company is dependent on the continued operation of its production facilities. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered.  We may incur losses beyond the limits, or outside the coverage, of our insurance policies.  Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers' demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation as of December 31, 2012.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior Wisconsin, Wisconsin Rapids	New Page Corporation New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay[2]	Double A Paper Company Ltd.
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah[1]	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur[1]	Ballarpur Industries Ltd.
India, Saila Khurd	ABC Paper Ltd.
India, Rayagada[1,3]	JK Paper
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Double A Paper Company Ltd.
Thailand, Tha Toom 2[1,3]	Double A Paper Company Ltd.

1   These plants are owned through joint ventures.
2   This plant is temporarily idled. The mill was sold to Double A Paper Company Ltd. in 2013. The Company is currently negotiating a contract with this customer.
3  These plants are under construction.

     The Company also owned and operated at December 31, 2012, 8 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, as well as owned or leased and operated 18 manufacturing facilities worldwide within the Refractories segment.  The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[1]	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

Location	Facility	Product Line
International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories
Finland, Kaarina	Administrative Office[2]	PCC
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Germany, Walsum	Plant	PCC
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes
Italy, Nave	Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Sales Office2/Administrative Office	PCC
Spain, Santander	Sales Office2/Administrative Office	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Africa, Johannesburg	Sales Office/Administrative Office[2]	Monolithic Refractories
Turkey, Gebze a	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
1	This plant and quarry is leased to another company.
2	Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

     The following sets forth, for each of the quarries or mines we own or operate, as set forth above, our current estimate as to the amount of reserves such quarry or mine holds, based on the most recent mine plan, and its usage rate in 2012.

Millions of tons
Location	Reserves	2012 Usage
Arizona, Pima County	8.90	0.11
California, Lucerne Valley	47.94	0.79
Connecticut, Canaan	20.87	0.50
Massachusetts, Adams	26.16	0.60
Montana, Dillon	3.56	0.18

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

Item 3.   Legal Proceedings

          Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 7 pending asbestos cases. To date, 1,394 silica cases and 32 asbestos cases have been dismissed. No new asbestos cases were filed in the fourth quarter of 2012, and twenty-two were dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 7 pending asbestos cases, all allege liability based on products sold mostly or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2012.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2012.
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

     Information on market prices and dividends is set forth below.  On December 11, 2012, the Company effected a two-for-one stock split in the form of a stock dividend.  Accordingly, all share and per share data presented reflects the effect of the stock split.  See Note 1 to the consolidated financial statements "Summary of Significant Accounting Policies," for additional information.

2012 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$33.96	$33.60	$36.99	$39.92
Low	28.78	30.81	30.50	34.25
Close	32.70	31.89	35.46	39.92

Dividends paid per common share	$0.025	$0.025	$0.025	$0.05

2011 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$34.36	$35.04	$34.31	$29.00
Low	31.23	31.50	24.63	23.37
Close	34.36	33.83	24.63	28.26

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders[1]	1,395,520	$28.31	1,491,974

Total	1,395,520	$28.31	1,491,974
1 The Company's only equity compensation plan has been approved by the Company's stockholders.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

October 1 – October 28	7,400	$35.00	*	204,715	62,776,742

October 29 – November 19	69,360	$35.00	*	274,075	57,921,378

November 20 – November 25	69,600	$35.81		343,675	55,429,131

November 26 - December 31	289,900	$38.22		633,575	44,349,140

Total	436,260	$36.93	*
* Share prices have been retrospectively adjusted for all periods presented for the two-for-one stock split on December 11, 2012.  See Note 1 to the consolidated financial statements, "Summary of Significant Accounting Policies", for additional information.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period. As of December 31, 2012, 633,575 shares have been repurchased under this program for $30.7 million, or an average price of approximately $48.38 per share.

     On January 23, 2013, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 8, 2013, the last reported sales price on the NYSE was $42.12 per share.  As of February 8, 2013, there were approximately 171 holders of record of the common stock.

The graph below compares Minerals Technologies Inc.'s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2012.

	12/11	12/12

Minerals Technologies Inc.	100.00	141.93
S&P 500	100.00	116.00
S&P Midcap 400	100.00	117.88
Dow Jones US Industrials	100.00	117.87
Dow Jones US Basic Materials	100.00	110.49
S&P MidCap 400 Materials Sector	100.00	123.65

The graph below compares Minerals Technologies Inc.'s cumulative 2-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2012.

	12/10	12/11	12/12

Minerals Technologies Inc.	100.00	86.71	123.06
S&P 500	100.00	102.11	118.45
S&P Midcap 400	100.00	98.27	115.84
Dow Jones US Industrials	100.00	99.21	116.94
Dow Jones US Basic Materials	100.00	85.28	94.23
S&P MidCap 400 Materials Sector	100.00	98.77	122.13

The graph below compares Minerals Technologies Inc.'s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2009 to 12/31/2012.

	12/09	12/10	12/11	12/12

Minerals Technologies Inc.	100.00	120.53	104.51	148.33
S&P 500	100.00	115.06	117.49	136.30
S&P Midcap 400	100.00	126.64	124.45	146.69
Dow Jones US Industrials	100.00	126.02	125.03	147.37
Dow Jones US Basic Materials	100.00	131.73	112.34	124.12
S&P MidCap 400 Materials Sector	100.00	125.46	123.92	153.23

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12

Minerals Technologies Inc.	100.00	61.28	82.02	98.86	85.72	121.66
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
Dow Jones US Industrials	100.00	60.45	76.21	96.05	95.29	112.32
Dow Jones US Basic Materials	100.00	49.18	81.40	107.23	91.45	101.04
S&P MidCap 400 Materials Sector	100.00	58.16	86.12	108.05	106.72	131.96

Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2012	2011	2010	2009	2008

Net sales	$1,005.6	$1,044.9	$1,002.4	$907.3	$1,112.2
Cost of goods sold	786.2	832.7	793.2	751.5	891.7
Production margin	219.4	212.2	209.2	155.8	220.5

Marketing and administrative expenses	89.2	92.1	90.5	91.1	101.8
Research and development expenses	20.2	19.3	19.6	19.9	23.1
Impairment of assets	--	--	--	39.8	0.2
Restructuring and other costs	--	0.5	0.8	22.0	13.4
Income (loss) from operations	110.0	100.3	98.3	(17.0)	82.0

Non-operating income (deductions), net	(3.0)	(2.6)	0.6	(6.1)	0.3

Income (loss) from continuing operations before Provision (benefit) for taxes on income (loss)	107.0	97.7	98.9	(23.1)	82.3
Provision (benefit) for taxes on income (loss)	30.8	27.5	29.0	(5.4)	24.1
Income (loss) from continuing operations	76.2	70.2	69.9	(17.7)	58.2
Income (loss) from discontinued operations, net of tax	--	--	--	(3.2)	10.3
Consolidated net income (loss)	76.2	70.2	69.9	(20.9)	68.5
Less: Net income attributable to
non-controlling interests	(2.1)	(2.7)	(3.0)	(2.9)	(3.2)
Net income (loss) attributable to Minerals
Technologies Inc. (MTI)	$74.1	$67.5	$66.9	$(23.8)	$65.3

Earnings Per Share

Basic:
Earnings (loss) from continuing operations
attributable to MTI	$2.10	$1.87	$1.80	$(0.55)	$1.46
Earnings (loss) from discontinued operations
attributable to MTI	--	--	--	(0.09)	0.27

Basic earnings (loss) per share attributable to MTI	$2.10	$1.87	$1.80	$(.064)	$1.73

Diluted:
Earnings (loss) from continuing operations
attributable to MTI	$2.09	$1.86	$1.79	$(0.55)	$1.45
Earnings (loss) from discontinued operations
attributable to MTI	--	--	--	(0.09)	0.27

Diluted earnings (loss) per share attributable to MTI	$2.09	$1.86	$1.79	$(0.64)	$1.72

Weighted average number of common shares outstanding:
Basic	35,340	36,018	37,228	37,448	37,786
Diluted	35,529	36,236	37,386	37,448	37,966
Dividends declared per common share	$0.125	$0.10	$0.10	$0.10	$0.10

Balance Sheet Data:
Working capital	$514.4	$539.4	$520.3	$447.8	$380.7
Total assets	1,211.2	1,165.0	1,116.1	1,072.1	1,067.6
Long-term debt	8.5	85.4	92.6	92.6	97.2
Total debt	92.6	99.8	97.2	104.1	116.2
Total shareholders' equity	813.7	768.0	782.7	747.7	734.8

Shares and per share amounts have been retrospectively adjusted for all periods presented for the two-for-one stock split on December 11, 2012.  See Note 1 to the consolidated financial statements, "Summary of Significant Accounting Policies", for additional information.

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company's control.  Consequently, no forward-looking statements can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.2	79.7	79.1
Production margin	21.8	20.3	20.9

Marketing and administrative expenses	8.9	8.8	9.0
Research and development expenses	2.0	1.9	2.0
Restructuring charges	--	--	0.1
Income from operations	10.9	9.6	9.8

Income from continuing operations before
Provision for taxes	10.6	9.4	9.9
Provision (benefit) for taxes on income	3.0	2.6	2.9
Non-controlling interests	0.2	0.3	0.3

Net income	7.4%	6.5%	6.7%

Executive Summary

     The Company reported record earnings per share for 2012 of $2.09 per share, an increase of 12% from 2011. The results reflected continued solid financial performance.

    Worldwide sales were $1.01 billion compared with $1.04 billion in 2011, a decrease of 4 percent.  Foreign exchange had an unfavorable impact on sales of $26.5 million or 3 percentage points.  In addition to the impact of foreign exchange, several temporary and permanent paper and steel mill closures in Europe and North America contributed to the sales decrease, which was partially offset by Paper PCC sales from new satellite facilities and the continued ramp up of satellite facilities that began operations in the past year.

    Income from operations grew 10 percent to $110.0 million  as compared to $100.3 million in the prior year.  This increase was due to a strong operating performance highlighted by 6-percent company-wide productivity improvements, which resulted in savings of $4 million, and a 3 percent decrease, or $4 million savings, in total overhead expenses.

     In 2012, the Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the year, we began operations in the fourth quarter of two new satellite plants, one in India and one in Thailand.  In addition, we signed contracts for two new satellite PCC facilities in China.  The two new satellite facilities in China will add approximately 132,000 tons of production capacity and should be operational by the first quarter of 2014.  Six more commercial agreements were signed with paper mills for our FulFillTM portfolio of products bringing the total to ten as of December 31, 2012. We presently have eleven commercial contracts for FulFill™.  In 2012 the FulFill™ program generated $1.4 million of operating income.  We expect the contribution of our FulFill™ program to generate operating income between $2.5 million and $3.0 million in 2013. The Refractory segment introduced a new, fourth generation Lacam® laser measurement system and expect additional Lacam® sales in 2013.  We also signed an agreement with United Steel Company B.S.C. (SULB) to perform all refractory maintenance at a greenfield steel mill in Bahrain that started up in the third quarter of 2012.  Minteq, working with other refractory companies, is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels.  We generated approximately $3 million in revenue from this contract in 2012 and we expect to generate between $8 million-$10 million per year of revenue over the 3 year term of the contract.

     The Company's balance sheet as of December 31, 2012 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2012 were approximately $468 million. Our cash flows from operations were approximately $139 million in 2012.  In addition, we had available lines of credit of $183.5 million, our debt to equity ratio was 0.10, and our current ratio was 3.1.

We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate, primarily in Europe. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  Although North American production improved slightly in 2012 as compared with the prior year, we saw declines in European steel production and it remains below 2008 levels.  In the paper industry, which is served by our Paper PCC product line, 2012 production levels for printing and writing papers within North America and Europe, our two largest markets were 5% and 4% below the prior year.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market.  Housing starts in 2012 averaged approximately 781 thousand units, and were up 28% from 2011 levels. Housing starts were at a peak rate of 2.1 million units in 2005.

•
Some of our customers may experience mill shutdowns due to further consolidations, or may face liquidity issues, or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•	Consolidations and rationalizations in the paper and steel industries concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as us.
•	Most of our Paper PCC sales are subject to long-term contracts that may be terminated pursuant to their terms, or may be renewed on terms less favorable to us.
•	We are subject to volatility in pricing and supply availability of our key raw materials used in our Paper PCC product line and Refractory product line.
•	We continue to rely on China for a portion of our supply of magnesium oxide in the Refractories segment, which may be subject to uncertainty in availability and cost.
•	Fluctuations in energy costs have an impact on all of our businesses.
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

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France. Since that time, the mill has not been operating. In January 2013, Double A Paper Company announced it had acquired the Alizay mill.  While there can be no assurance, we expect to negotiate a contract and the paper mill to resume operations in the second half of 2013.  In 2011, sales from our Alizay mill were approximately $7 million.

     During the third quarter of 2011, NewPage Corporation filed for Chapter 11 bankruptcy protection.  In 2012, the Company did business with five NewPage mills, including operating three satellite PCC facilities at NewPage locations. In December 2012, NewPage emerged from the bankruptcy process and the Company continues to supply PCC to these mills.  Annual sales to NewPage locations in 2012 were approximately $22 million.

The Company has evaluated these facilities for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge was required in the fourth quarter.

Outlook

     Looking forward, we remain cautious about the state of the global economy, particularly in Europe, and the impact it will have on our product lines.  Although we saw market stabilization and improvement in 2012, there remains uncertainty as to the sustainability of the upturn.

     In 2013, the Company will continue to focus on innovation and new product development and other opportunities for sales growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulFillTM platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonates and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Sales
(Dollars in millions)
Net Sales	2012	% of Total Sales	Growth	2011	% of Total Sales	Growth	2010	% of Total Sales
U.S.	$562.5	55.9%	1%	$557.5	53.4%	4%	$534.3	53.3%
International	443.1	44.1%	(9)%	487.4	46.6%	4%	468.1	46.7%
Net sales	$1,005.6	100.0%	(4)%	$1,044.9	100.0%	4%	$1,002.4	100.0%

Paper PCC	$480.3	47.8%	(3)%	$497.0	47.5%	0%	$496.6	49.5%
Specialty PCC	65.9	6.5%	4%	63.6	6.1%	10%	58.0	5.8%
PCC Products	$546.2	54.3%	(3)%	$560.6	53.6%	1%	$554.6	55.3%

Talc	$48.1	4.8%	3%	$46.9	4.5%	7%	$44.0	4.4%
GCC	67.9	6.7%	(1)%	68.6	6.6%	3%	66.4	6.6%
Processed Minerals Products	$116.0	11.5%	0%	$115.5	11.1%	5%	$110.4	11.0%

Specialty Minerals Segment	$662.2	65.8%	(2)%	$676.1	64.7%	2%	$665.0	66.3%

Refractory Products	$264.1	26.3%	(8)%	$287.4	27.5%	9%	$264.5	26.4%
Metallurgical Products	79.3	7.9%	(3)%	81.4	7.8%	12%	72.9	7.3%
Refractories Segment	$343.4	34.2%	(7)%	$368.8	35.3%	9%	$337.4	33.7%

Net sales	$1,005.6	100.0%	(4)%	$1,044.9	100.0%	4%	$1,002.4	100.0%

     Worldwide net sales in 2012 decreased 4% from the previous year to $1.01 billion.  Foreign exchange had an unfavorable impact on sales of $26.5 million or 3 percentage points of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, decreased 2% to $662.2 million from $676.1 million in 2011.  Sales in the Refractories segment decreased 7% to $343.4 million from $368.8 million in the previous year. In 2011, worldwide net sales increased 4% to $1,044.9 billion from $1,002.4 billion in the prior year. Foreign exchange had a favorable impact on sales of $21.0 million, or less than 2 percentage points of growth. In 2011, Specialty Minerals segment sales increased 2% and Refractories segment sales increased 9% from 2010 levels.

     In 2012, worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 3% to $546.2 million from $560.6 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $17.3 million or 3 percentage points of growth. Worldwide net sales of Paper PCC decreased 3% to $480.3 million from the $497.0 million in the prior year. Volumes for this product line decreased 3 percent, primarily in Europe.  Sales were affected by the closure of one satellite PCC facility in Finland, and the temporary shutdown of a satellite PCC facility in France, both of which occurred in the fourth quarter of 2011. There were, however, increased volumes from new satellites which largely offset the volume decline. Sales of Specialty PCC increased 4% to $65.9 million from $63.6 million in 2011. This increase was attributable to higher volumes.

     In 2011 worldwide net sale of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $560.6 million from $554.6 million in the prior year.  Foreign exchange had a favorable impact on sales of approximately $10.9 million or less than 2 percentage points of growth.  Worldwide net sales of Paper PCC were flat at $497.0 million, increasing slightly from the $496.6 million in the prior year.  Total Paper PCC volumes decreased 4% from prior year levels with declines in all regions.  Volume decreases of approximately $20.7 million were offset by contractual price increases and the effects of foreign exchange.  Sales of Specialty PCC increased 10% to $63.6 million from $58.0 million in 2010.  This increase was attributable to higher volumes and the effects of foreign exchange.

     Net sales of Processed Minerals products in 2012 were relatively flat at $116.0 million as compared to $115.5 million in 2011. GCC products decreased 1% to $67.9 million while talc products increased 3% to $48.1 million.  Volume decreases of 2% were offset by price increases.

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

     Net sales in the Refractories segment in 2012 decreased 7% to $343.4 million from $368.8 million in the prior year. Foreign exchange had an unfavorable impact on sales of $9.3 million, or approximately 3 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 8% to $264.1 million from $287.4 million.  Sales of metallurgical products within the Refractories segment decreased 3% to $79.3 million as compared with $81.4 million last year. The decreases in all product lines within this segment were primarily due to volume reductions  in all regions and the effects of foreign exchange.

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

     Net sales in the United States grew approximately 1% to $562.5 million in 2012 and represented approximately 55.9% of consolidated net sales. International sales decreased approximately 9% to $443.1 million from $487.4 million.  The decrease in sales was primarily due to lower worldwide volumes and the effects of foreign exchange.

Operating Costs and Expenses
(Dollars in millions)

	2012	Growth	2011	Growth	2010
Cost of goods sold	$786.2	(6)%	$832.7	5%	$793.2
Marketing and administrative	$89.2	(3)%	$92.1	2%	$90.5
Research and development	$20.2	5%	$19.3	(2)%	$19.6
Restructuring charges	$--	(100)%	$0.5	(38)%	$0.8

     Cost of goods sold in 2012 was 78.2% of sales compared with 79.7% in the prior year.  Production margin increased $7.2 million, or 3% as compared with a 4% decrease in sales.  In the Specialty Minerals segment, production margin increased 6%, or $8.1 million, as compared with a 2% decrease in sales.  This increase was primarily attributable to increased pricing of $20 million, lower energy costs $1.3 million, continued productivity improvements and cost improvements of $4 million and combined higher volumes from our new satellite facilities and processed minerals product lines of $7 million. These items were offset by increased material costs of $12 million, the effects of continued permanent and temporary PCC facility closures and other volume declines of $8 million and the effects of foreign exchange of approximately $2.7 million. In the Refractories segment, production margin increased $0.9 million, or 1% as compared with a 7% decrease in sales.  This was primarily attributable to lower material costs of $9 million and increased pricing of $1.5 million, which more than offset the combined effect of volume declines and lower equipment sales of $10 million and the effects of foreign exchange.

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

     Marketing and administrative costs decreased 3% to $89.2 million in 2012 from $92.1 million in the prior year.  Marketing and administrative costs as a percentage of net sales however, represented 8.9% of net sales as compared with 8.8% in the prior year. In 2011, marketing and administrative expenses were 1.7% higher than in the prior year.

     Research and development expenses increased 5% in 2012 to $20.2 million from $19.3 million and represented 2.0% of net sales. In 2011, research and development expense decreased 2% from 2010 and represented 1.9% of net sales.

Income from Operations (Dollars in millions)	2012	Growth	2011	Growth	2010

Income from operations	$110.0	10%	$100.3	2%	$98.3

     The Company recorded income from operations in 2012 of $110.0 million as compared with $100.3 million in the prior year. Included in income from operations in 2011 were restructuring charges of $0.5 million.

     The Specialty Minerals segment recorded income from operations of $84.1 million in 2012 as compared with $72.8 million in the prior year. Included in income from operations in 2011 were restructuring charges of $1.0 million.

     The Refractories segment recorded income from operations of $32.6 million in 2012 as compared to $33.2 million in the prior year.  Included in income from operations in 2011 were restructuring reversals of ($0.6) million.

     In 2011, the Specialty Minerals segment recorded income from operations of $72.8 million as compared $74.7 million in the prior year. The Refractories segment recorded income from operations of $33.2 million in 2011 as compared with $28.0 million in the previous year.

Non-Operating Income (Deductions) (Dollars in millions)	2012	Growth	2011	Growth		2010

Non-operating income (deductions), net	$(3.0)	15%	$(2.6)	*	%	$0.6
* Percentage not meaningful

     The Company recorded non-operating deductions of $3.0 million in 2012 as compared with $2.6 million in the previous year. This increase primarily relates to lower interest income and slightly higher foreign exchange losses.

     The Company recorded non-operating deductions of $2.6 million in 2011 as compared with non-operating income of $0.6 million in the previous year.  Included in non-operating deductions in 2011 were foreign currency losses of $1.4 million recognized upon the sale of a 50% interest in and deconsolidation of the Company's joint venture in Korea.

Provision for Taxes on Income (Dollars in millions)	2012	Growth	2011	Growth	2010

Provision for taxes on income	$30.8	12%	$27.5	(5)%	$29.0

     The Company recorded provision for taxes on income of $30.8 million in 2012 as compared with $27.5 million in the previous year.   The effective tax rate for 2012 was 28.8% as compared with 28.1% in the prior year. The increase in the tax rate in the current year primarily relates to a prior year favorable United States tax court case settlement and the resulting expiration of the statute of limitations of the tax years related to the tax court case.

     The Company recorded provision for taxes on income of $27.5 million in 2011 as compared to $29.0 million in the previous year.   The effective tax rate for 2011 was 28.1% as compared with 29.3% in the previous year.   The decrease in the tax rate in the current year primarily relates to a favorable United States tax court case settlement.

     The factors having the most significant impact on our effective tax rates in recent periods are the rate differential related to foreign earnings indefinitely invested, percentage depletion, and the reversal of tax reserves as a result of a tax court case settlement.

        Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $4.1 million in 2012, $4.0 million in 2011, and $3.7 million in 2010.

     We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $5.0 million, $0.9 million and $3.1 million in 2012, 2011 and 2010, respectively. The increase of income tax benefits in 2012 as compared with 2011 results from the change in the mix of earnings in the foreign jurisdictions in 2012, statutory rate changes and a change in the amount of local  income and tax adjustments. The decrease of income tax benefits in 2011 as compared with 2010 results from the change in the mix of earnings in the foreign jurisdictions in 2011, statutory tax rate changes,  and a change in the amount of local income and tax adjustments.

Income from Continuing Operations (Dollars in millions)	2012	Growth	2011	Growth	2010

Income from continuing operations	$76.3	9%	$70.3	0%	$69.9

     The Company recognized income from continuing operations of $76.3 million in 2012 as compared to $70.3 million in 2011.  In 2010, the company recorded income from operations of $69.9 million.

Non-controlling Interests (Dollars in millions)	2012	Growth	2011	Growth	2010

Non-controlling interests	$2.1	(22)%	$2.7	(10)%	$3.0

     The decrease in the income attributable to non-controlling interests is due to the lower profitability in our joint ventures.

Net Income attributable to Minerals Technologies Inc. (MTI) (Dollars in millions)	2012	Growth	2011	Growth	2010

Net income attributable to MTI	$74.1	10%	$67.5	1%	$66.9

     The Company recorded net income of $74.1 million in 2012 as compared to $67.5 million in 2011.  Diluted earnings per share were $2.09 as compared with $1.86 in the previous year.

      In 2010, the Company recorded net income of $66.9 million and diluted earnings per share of $1.79.

Liquidity and Capital Resources

     Cash flows provided from operations in 2012 were used principally to fund $52.1 million of capital expenditures, and repurchase $25.9 million in treasury shares. Cash provided from operating activities totaled $139.9 million in 2012 as compared with $133.7 million in 2011. The increase in cash from operating activities was primarily due to higher net income and lower income tax payments which were partially offset by increased pension plan funding. Included in cash flow from operations was pension plan funding of approximately $17.0 million, $6.6 million and $8.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     Trade working capital is defined as trade accounts receivable, trade accounts payable and inventories.   Our total days of trade working capital increased to 59 days from 55 days in 2011 primarily due to higher receivables and lower payables in our Refractories segment.

     The funding status of the Company's pension plans was approximately 66% at December 31, 2012 and we have met all minimum funding requirements.  The funding status at December 31, 2011 was 70%.  The reduction in our funding status was due to a large increase in the projected benefit obligation from a change in the discount rate.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period. As of December 31, 2012, 633,575 shares have been repurchased under this program for $30.7 million, or an average price of approximately $48.38 per share.

     On January 23, 2013, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. A summary of the Company's outstanding contractual obligations as of December 31, 2012 is as follows:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	2013	2014-2015	2016-2017	After 2017
Debt	$85.5	$77.0	$8.5	$--	$--
Interest related to long term debt	2.7	2.6	0.1	--	--
Estimated pension and post retirement plan funding	29.0	11.0	18.0	--	--
Other long term liabilities	15.1	0.4	--	--	14.7
Operating lease obligations	18.9	3.8	5.2	3.1	6.8
Total contractual obligations	$151.2	94.8	31.8	3.1	21.5

     Long-term debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. Maturities for long-term debt extend to 2014.  The Company's $75 million of private placement debt will mature in October 2013.  The Company expects to refinance these notes.

     Interest related to long-term debt is based on interest rates in effect as of December 31, 2012 and is calculated on debt with maturities that extend to 2014. As the contractual interest rates for certain debt are variable, actual cash payments may differ from the estimates provided in the preceding table.

     Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2015 and, accordingly, no amounts have been included in the table beyond such dates.

     Other long term liabilities include asset retirement obligations.  The Company will be contractually required to retire intangible long-lived assets at its PCC satellite facilities and mining operations.

     The Company has several non-cancelable operating leases, primarily for office space and equipment.  Operating lease obligations includes future minimum rental commitments under non-cancelable leases.

     We have $190.7 million in uncommitted short-term bank credit lines, of which $7.1 million was in use at December 31, 2012. The credit lines are primarily in the US, with approximately $20.7 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2013 should be between $65 million to $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2013 - $77.0 million; 2014 - $8.5 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million; thereafter - $-- million.

     The Company's debt to capital ratio is 10%, which is well below the only financial covenant ratio in its debt agreements.

     The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $5.8 million at December 31, 2012.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:
•
Revenue recognition:  Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2012 and 2011, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.  Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance.  Revenues from services are recorded when the services are performed.

•
Allowance for doubtful accounts:  Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Such allowance is established through a charge to the provision for bad debt expenses.  We recorded bad debt expenses of $1.0 million, $0.9 million and $0.1 million in 2012, 2011 and 2010, respectively.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

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

•
Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends;
•	Market capitalization below invested capital.

The goodwill balance for each reporting unit as of December 31, 2012 and 2011, respectively, was as follows:

($ in millions)	December 31, 2012	December 31, 2011
PCC	$9.5	$9.2
Processed Minerals	4.6	4.6
Refractories	51.7	50.9

Total	$65.8	$64.7

Annually, the Company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required.  If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company then evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. Step one involves a) developing the fair value of total invested capital of each reporting unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each reporting unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a reporting unit exceed its fair value, then the step one test is failed, and the magnitude of any goodwill impairment is determined under step two. The amount of impairment loss is determined in Step Two by comparing the implied fair value of reporting unit goodwill with the carrying amount of goodwill.

The Company has three reporting units; PCC, Processed Minerals and Refractories. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.

In the fourth quarter of 2012, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of each of its reporting units was less than their carrying values.

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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $47.5 million and $44.4 million at December 31, 2012 and 2011, respectively. Such year-end 2012 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 4 to the consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

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
A one percentage point change in our major assumptions would have the following effects:

   Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(3.7)	$0.5	$(1.3)
1% decrease	$4.3	$(0.4)	$1.3

   Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(32.8)	$2.7
1% decrease	$41.1	$(2.4)

•
The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2012 was over 9%. The Company's assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company's long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2012, the Company had approximately 70% of its pension assets in equity securities and 30% in fixed income securities.
In 2012, a net charge of $12.0 million ($7.7 million after-tax) was recorded in other comprehensive loss, primarily due to a change in discount rates. In 2011, a net charge of $41.4 million ($25.6 million after-tax) was recorded in other comprehensive loss, primarily due to lower discount rates and lower returns on plan assets. In 2010, a net charge of $2.2 million ($1.8 million after-tax) was recorded in other comprehensive loss, primarily due to changes in plan assumptions.

We recognized pension expense of $20.9 million in 2012 as compared to $15.3 million in 2011, due primarily to higher amortization of recognized actuarial losses. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2012, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were $93.8 million, as compared to $84.7 million in 2011. The majority of the actuarial losses were due to decreases in the discount rate in 2011 and 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2012, the average remaining service period of active employees or life expectancy for fully eligible employees was 12 years. We expect our amortization of net actuarial losses to increase by approximately $1.0 million in 2013 as compared to 2012, primarily due to a decrease in the discount rate. We expect our pension expense to be approximately $23 million in 2013.

●
Asset Retirement Obligations: We currently record the obligation for estimated asset retirement costs at fair value in the period incurred. Factors such as expected costs and expected timing of settlement can affect the fair value of the obligations. A revision to the estimated costs or expected timing of settlement could result in an increase or decrease in the total obligation which would change the amount of amortization and accretion expense recognized in earnings over time.
 A one-percent increase or decrease in the discount rate would change the total obligation by approximately $0.1 million.
A one-percent increase or decrease in the inflation rate would change the total obligation by approximately $0.1 million.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2012, the Company used a volatility assumption of 31.26%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2012, the Company used a 6.86 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur. If we were to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2012.

     For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in Item 15 of this report, beginning on page F-6.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Recently Issued Accounting Standards

     Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU's) to the FASB's Accounting Standards Codification.
     The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.
     In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption was prohibited), resulted in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The Company adopted this guidance effective January 1, 2012. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.
     In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption was permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (early adoption was permitted). The Company adopted this guidance effective January 1, 2012. The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.
     In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption was permitted). The Company early adopted this guidance effective September 15, 2011. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations.

     In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company will adopt this guidance effective January 1, 2013.  The implementation of the amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may have an impact on our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 44% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding.  An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  We had open forward exchange contracts to purchase approximately $0.8 million and $0.2 million of foreign currencies as of December 31, 2012 and 2011, respectively.  These contracts matured in January and February of 2013 and January 2012, respectively. The fair value of these instruments at December 31, 2012 and December 31, 2011 was an asset of less than $0.1 million and a liability of less than $0.1 million, respectively.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at December 31, 2012 was an asset of $3.2 million. The fair value of these instruments at December 31, 2011 was an asset of $3.5 million.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

 Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

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

     The Company has substantially completed the upgrade and implementation of a global enterprise resource planning ("ERP") system to manage its business operations and all of our domestic and European locations are using the new systems. The transition to the new system has proceeded to date without any adverse effects to internal controls. We believe that the controls as modified are appropriate and functioning effectively.

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

Name	Age	Position

Joseph C. Muscari	66	Chairman of the Board and Chief Executive Officer
Douglas T. Dietrich	43	Senior Vice President, Finance and Treasury, Chief Financial Officer
Douglas W. Mayger	55	Senior Vice President, Performance Minerals and MTI Supply Chain
Thomas J. Meek	55	Senior Vice President, General Counsel and Secretary, Chief Compliance Officer
D.J. Monagle, III	50	Senior Vice President and Managing Director, Paper PCC
Michael A. Cipolla	55	Vice President, Corporate Controller and Chief Accounting Officer
Jonathan J. Hastings	50	Vice President, Corporate Development
Johannes C. Schut	48	Vice President and Managing Director, Minteq International

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

     D.J. Monagle, III was elected Senior Vice President and Managing Director, Paper PCC, effective October 1, 2008.  In November 2007, he was appointed Vice President and Managing Director - Performance Minerals. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility.  Between 1985 and 1990, he served as an aviation officer in the U.S. Army's 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

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

     The information concerning the Company's Board of Directors required by this item is incorporated herein by reference to the Company's Proxy Statement, under the captions "Committees of the Board of Directors" and "Item 1- Election of Directors."

   The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item is incorporated herein by reference to the Company's Proxy Statement, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled "Code of Ethics for the Senior Financial Officers," which is available on our website, www.mineralstech.com, under the links entitled Corporate Responsibility, Corporate Governance and Policies and Charters.

Item 11.  Executive Compensation

     The information appearing in the Company's Proxy Statement under the captions "Compensation Discussion and Analysis," "Report of the Compensation Committee" and "Compensation of Executive Officers and Directors" is incorporated herein by reference.

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

     The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, under the links entitled Corporate Responsibility, Corporate Governance and Policies and Charters.  The information appearing in the Company's Proxy Statement under the caption "Corporate Governance – Director Independence" is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and Johannes C. Schut (8) (+)

10.7	-
Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle and Johannes C. Schut(9) (+)

10.7(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (10) (+)

10.8	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, Johannes C. Schut and each of the Company's non-employee directors III (11) (+)

10.9	-	Company Employee Protection Plan, as amended August 27, 1999 (12) (+)
10.10	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (13) (+)
10.10(a)	-	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (14) (+)
10.11	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (15) (+)
10.12	-	Company Retirement Plan, as amended and restated, dated December 21, 2012 (*)
10.13	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (16) (+)
10.14	-	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (*)
10.15	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (17) (+)
10.15(a)	-	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (18)(+)
10.16	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (19)(+)
10.16(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (20) (+)
10.17	-	Company Retiree Medical Plan, effective as of January 1, 2011 (21)(+)
10.18	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (22)(+)
10.19	-
Note Purchase Agreement, dated as of October 5, 2006, among the Company, Metropolitan Life Insurance Company and MetLife Insurance Company of Connecticut with respect to the Company's issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due October 5, 2013 (23)

10.20	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)
95		Information Concerning Mine Safety Violations (*)
(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(5)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(6)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on form 8-K filed on July 27, 2010
(7)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(10)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(12)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(14)	Incorporated by reference to exhibit 10.11(a) filed with the Company's Annual Report on Form 10-K forf the year ended December 31, 2011
(15)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(16)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(18)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
(19)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(20)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(22)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(23)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2006.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 22, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 22, 2013
Joseph C. Muscari	(principal executive officer)

/s/ Douglas T. Dietrich	Senior Vice President-Finance and Treasury,	February 22, 2013
Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 22, 2013
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

SIGNATURE	TITLE	DATE

*	Director	February 22, 2013
Paula H. J. Cholmondeley

*	Director	February 22, 2013
Robert L. Clark

*	Director	February 22, 2013
Duane R. Dunham

*	Director	February 22, 2013
Steven J. Golub

*	Director	February 22, 2013
Michael F. Pasquale

*
Marc E. Robinson	Director	February 22, 2013

*	Director	February 22, 2013
Barbara Smith

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
 (thousands of dollars)

Assets	December 31,
	2012	2011

Current assets:
Cash and cash equivalents	$454,092	$395,152
Short-term investments, at cost which approximates market	14,178	18,494
Accounts receivable, less allowance for doubtful accounts:
2012 - $3,837; 2011 - $3,008	193,328	194,317
Inventories	84,569	90,760
Prepaid expenses and other current assets	18,318	21,566
Total current assets	764,485	720,289

Property, plant and equipment, less accumulated depreciation and depletion	317,669	318,134
Goodwill	65,829	64,671
Other assets and deferred charges	63,206	61,861
Total assets	$1,211,189	$1,164,955

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$7,111	$5,846
Current maturities of long-term debt	76,977	8,552
Accounts payable	98,371	103,354
Income taxes payable	8,862	5,334
Accrued compensation and related items	33,603	33,026
Restructuring liabilities	318	1,411
Other current liabilities	24,856	23,379
Total current liabilities	250,098	180,902

Long-term debt	8,478	85,449
Accrued pension and postretirement benefits	108,035	97,318
Other non-current liabilities	30,859	33,266
Total liabilities	397,470	396,935

Commitments and contingent liabilities (Notes 15 and 16)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
Issued 47,002,939 shares in 2012 and 46,751,260 shares in 2011	4,700	4,675
Additional paid-in capital	345,929	333,372
Retained earnings	1,032,869	963,130
Accumulated other comprehensive loss	(51,198)	(45,331)
Less common stock held in treasury, at cost; 12,053,319
shares in 2012 and 11,479,279 shares in 2011	(541,889)	(514,234)
Total MTI shareholders' equity	790,411	741,612
Non-controlling interest	23,308	26,408
Total shareholders' equity	813,719	768,020
Total liabilities and shareholders' equity	$1,211,189	$1,164,955

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
 (thousands of dollars, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,005,619	$1,044,853	$1,002,354
Cost of goods sold	786,245	832,657	793,161
Production margin	219,374	212,196	209,193

Marketing and administrative expenses	89,161	92,058	90,474
Research and development expenses	20,172	19,330	19,577
Restructuring and other costs	--	470	865

Income from operations	110,041	100,338	98,277

Interest income	3,168	3,907	2,765
Interest expense	(3,221)	(3,254)	(3,336)
Foreign exchange gains (losses)	(1,348)	(1,211)	324
Other income (deductions)	(1,594)	(2,040)	819
Non-operating income (deductions), net	(2,995)	(2,598)	572

Income from operations before provision for taxes	107,046	97,740	98,849
Provision for taxes on income	30,777	27,486	28,963
Consolidated net income	76,269	70,254	69,886
Less: Net income attributable to non-controlling interests	(2,122)	(2,733)	(3,017)
Net income attributable to Minerals Technologies Inc. (MTI)	$74,147	$67,521	$66,869

Earnings per share:

Basic	$2.10	$1.87	$1.80
Diluted	$2.09	$1.86	$1.79

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (thousands of dollars)

	Year Ended December 31,
	2012	2011	2010
Consolidated net income	$76,269	$70,254	$69,886
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,479	(17,565)	(8,173)
Pension and postretirement plan adjustments	(7,730)	(25,630)	347
Sale of interest in business	--	(820)	--
Cash flow hedges:
Reclassification adjustments	11	47	45
Net derivative gains (losses) arising during the period	(204)	529	2,020
Comprehensive income	69,825	26,815	64,125
Comprehensive income attributable to non-controlling interest	(1,545)	(1,035)	(4,039)

Comprehensive income attributable to MTI	68,280	25,780	60,086

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (thousands of dollars)
	Year Ended December 31,
	2012		2011	2010
Operating Activities
Consolidated net income	$76,269		$70,254	$69,886

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	51,209		58,223	63,981
Loss on disposal of property, plant and equipment	1,093		288	941
Deferred income taxes	1,257		1,250	1,772
Provision for bad debts	1,011		878	49
Stock-based compensation	5,476		7,237	5,860
Other non-cash items	612		41	189

Changes in operating assets and liabilities
Accounts receivable	537		(14,186)	(7,577)
Inventories	6,675		(7,340)	(3,713)
Prepaid expenses and other current assets	3,398		(5,787)	3,164
Pension plan funding	(16,963)		(6,650)	(8,466)
Accounts payable	(5,231)		24,824	6,351
Restructuring liabilities	(1,103)		(2,550)	(4,741)
Income taxes payable	3,748		(712)	6,829
Tax benefits related to stock incentive programs	513		166	136
Other	11,417		7,723	7,758
Net cash provided by operations	139,918		133,659	142,419

Investing Activities
Purchases of property, plant and equipment q	(52,130)		(52,060)	(34,518)
Purchases of short-term investments	(5,390)		(12,423)	(10,738)
Proceeds from sales of short-term investments	9,310		9,380	4,125
Proceeds from disposal of property, plant and equipment	169		78	39
Net cash used in investing activities	(48,041)		(55,025)	(41,092)

Financing Activities
Issuance of long-term debt	--		1,596	--
Repayment of long-term debt	(8,558)		(275)	(4,600)
Net issuance (repayment) of short-term debt	1,031		2,030	(1,331)
Purchase of common shares for treasury	(25,884)		(48,004)	(27,922)
Cash dividends paid	(4,409)		(3,601)	(3,720)
Proceeds from issuance of stock under option plan	8,173		5,912	1,086
Excess tax benefits related to stock incentive programs	313		6	53
Dividends to non-controlling shareholders	(4,645)		--	--
Net cash used in financing activities	(33,979)		(42,336)	(36,434)
		)
Effect of exchange rate changes on cash and cash equivalents	1,042		(8,973)	(8,012)

Net increase in cash and cash equivalents	58,940		27,325	56,881
Cash and cash equivalents at beginning of year	395,152		367,827	310,946
Cash and cash equivalents at end of year	$454,092		$395,152	$367,827

Non-cash Investing and Financing Activities:
Treasury stock purchases settled after year-end	$1,771		$--	$2,069

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (in thousands)

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2009	$4,650	$316,494	$836,062	$3,193	$(436,238)	$23,582	$747,743

Net income	--	--	66,869	--	--	3,017	69,886
Currency translation adjustment	--	--	--	(9,195)	--	1,022	(8,173)
Unamortized gains and prior service cost	--	--	--	347	--	--	347
Cash flow hedge:
Net derivative losses arising during the year	--	--	--	2,020	--	--	2,020
Reclassification adjustment	--	--	--	45	--	--	45
Dividends declared	--	--	(3,720)	--	--	--	(3,720)
Dividends to non-controlling interests	--	--	--	--	--	(449)	(449)
Employee benefit transactions	9	1,231	--	--	--	--	1,240
Income tax benefit arising from employee
stock option plans	--	189	--	--	--	--	189
Stock-based compensation	--	3,559	--	--	--	--	3,559
Purchase of common stock for treasury	--	--	--	--	(29,992)	--	(29,992)
Balance as of December 31, 2010	$4,659	$321,473	$899,211	$(3,590)	$(466,230)	$27,172	$782,695

Net income	--	--	67,521	--	--	2,733	70,254
Sale of controlling interest	--	--	--	--	--	(820)	(820)
Currency translation adjustment	--	--	--	(16,687)	--	(878)	(17,565)
Unamortized losses and prior service cost	--	--	--	(25,630)	--	--	(25,630)
Cash flow hedge:
Net derivative losses arising during the year	--	--	--	529	--	--	529
Reclassification adjustment	--	--	--	47	--	--	47
Dividends declared			(3,602)				(3,602)
Dividends to non-controlling interests	--	--	--	--	--	(1,799)	(1,799)
Employee benefit transactions	16	5,895	--	--	--	--	5,911
Income tax benefit arising from employee
stock option plans	--	172	--	--	--	--	172
Stock-based compensation	--	5,832	--	--	--	--	5,832
Purchase of common stock for treasury	--	--	--	--	(48,004)	--	(48,004)
Balance as of December 31, 2011	$4,675	$333,372	$963,130	$(45,331)	$(514,234)	$26,408	$768,020

Net income	--	--	74,147	--	--	2,122	76,269
Currency translation adjustment	--	--	--	2,056	--	(577)	1,479
Unamortized losses and prior service cost	--	--	--	(7,730)	--	--	(7,730)
Cash flow hedge:
Net derivative gains arising during the year	--	--	--	(204)	--	--	(204)
Reclassification adjustment	--	--	--	11	--	--	11
Dividends declared	--	--	(4,408)	--	--		(4,408)
Capital contributions by non-controlling interests	--	--	--	--	--	808	808
Dividends to non-controlling interests	--	--	--	--	--	(5,453)	(5,453)
Employee benefit transactions	25	8,148	--	--	--	--	8,173
Income tax benefit arising from employee
stock option plans	--	826	--	--	--	--	826
Stock-based compensation	--	3,583	--	--	--	--	3,583
Purchase of common stock for treasury	--	--	--	--	(27,655)	--	(27,655)
Balance as of December 31, 2012	$4,700	$345,929	$1,032,869	$(51,198)	$(541,889)	$23,308	$813,719

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $14.2 million and $18.5 million at December 31, 2012 and 2011, respectively.

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

     Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes, based upon proven and probable reserves, and on a percentage depletion basis for tax purposes.

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

     Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment.  Intangible assets with estimable useful lives are amortized over their respective estimated lives to the estimated residual values, and reviewed for impairment.

     The Company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing was required.  If the Company determines that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, the Company would then have evaluated the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

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

     Derivative Financial Instruments
     The Company records derivative financial instruments which are used to hedge certain foreign exchange risk at fair value on the balance sheet.  See Note 9 for a full description of the Company's hedging activities and related accounting policies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2012, the Company had no international subsidiaries operating in highly inflationary economies.

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

     The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 4 to the consolidated financial statements, "Income Taxes," for additional detail on our uncertain tax positions.

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

     Stock Split
     On November 14, 2012 the Company's Board of Directors authorized a two-for-one stock split of the of the Company's outstanding common stock, which was effected in the form of a 100-percent stock distribution payable on December 11, 2012 to shareholders of record on November 27, 2012.  Treasury shares were not treated as outstanding shares in the stock split.  The par-value of the Company's stock remained at $0.10 per share.  Unless otherwise noted, all share amounts and per share calculations have been adjusted for all periods presented to reflect the impact of this split and to provide data on a comparable basis.

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

     Net income for years ended 2012, 2011 and 2010 include $2.0 million, $2.7 million and $2.0 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of income on the non-qualified stock options was $0.8 million, $1.1 million and $0.8 million for 2012, 2011 and 2010, respectively.

      The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the period ended December 31, 2012 was 7.31%.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2012, 2011 and 2010 was $10.74, $11.03 and $8.16, respectively. The weighted average grant date fair value for stock options vested during 2012, 2011 and 2010 was $8.57, $7.58 and $8.50, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.3 million, $1.7 million and $0.5 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected life (years)	6.9	6.3	6.3
Interest rate	1.36%	2.46%	2.92%
Volatility	31.26%	30.93%	28.80%
Expected dividend yield	0.31%	0.31%	0.41%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance December 31, 2011	1,573,974	$27.10
Granted	222,250	32.04
Exercised	(330,158)	25.15
Canceled	(70,546)	27.76
Balance December 31, 2012	1,395,520	$28.31	5.93	$16,201

Exercisable, December 31, 2012	1,068,434	$27.44	5.11	$13,337

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $39.92 as of the last business day of the period ended December 31, 2012 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2012, 2011 and 2010 was $10.11, $7.15 and $8.03 per share, respectively.  As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

     Non-vested stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Non-vested options outstanding at December 31, 2011	454,634	$27.14
Options granted	222,250	32.04
Options vested	(311,152)	25.98
Options forfeited …	(38,646)	30.63
Non-vested options outstanding at December 31, 2012	327,086	$31.17

     The following table summarizes additional information concerning options outstanding at December 31, 2012:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/12	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/12	Weighted Average Exercise Price
$19.855	-	$24.753	413,026	3.5	$22.14	376,530	$21.90
$26.257	-	$29.665	153,718	2.1	$27.08	148,706	$27.08
$30.097	-	$34.657	828,776	6.3	$31.61	543,198	$31.37
$19.855	-	$34.657	1,395,520	4.0	$28.31	1,068,434	$27.44

Restricted Stock

     The Company has granted key employees rights to receive shares of the Company's common stock under the Company's 2001 Stock Award and Incentive Plan (the "Plan").  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 123,446 shares, 136,978 shares and 156,640 shares for the periods ended December 31, 2012, 2011 and 2010, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2012, there was unrecognized stock-based compensation related to restricted stock of $2.7 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $3.4 million, $4.6 million and $3.8 million for the periods ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company recorded reversals of $-- million, $0.1 million and $0.1 million for periods ended December 31, 2012, 2011 and 2010, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 102,424 restricted stock shares that vested for the year ended December 31, 2012.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the restricted stock activity for the Plan:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	252,024	$27.21
Granted	123,446	$32.04
Vested	(102,424)	$25.90
Canceled	(89,386)	$27.08
Unvested balance at December 31, 2012	183,660	$31.25

Note 3.   Earnings Per Share (EPS)

(thousands, except per share amounts)	2012	2011	2010
Basic EPS

Net income attributable to MTI	$74,147	$67,521	$66,869

Weighted average shares outstanding	35,340	36,018	37,228

Basic earnings per share attributable to MTI	$2.10	$1.87	$1.80

Diluted EPS	2012	2011	2010

Net income attributable to MTI	$74,147	$67,521	$66,869

Weighted average shares outstanding	35,340	36,018	37,228
Dilutive effect of stock options	189	218	158
Weighted average shares outstanding, adjusted	35,529	36,236	37,386

Diluted earnings per share	$2.09	$1.86	$1.79

     Options to purchase 2,404 shares, 218,064 shares and 193,602 shares of common stock for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Income Taxes

     Income from operations before provision for taxes by domestic and foreign source is as follows:

Thousands of Dollars	2012	2011	2010
Domestic	$56,905	$46,950	$49,484
Foreign	50,141	50,790	49,365
Income from operations before provision for income taxes	$107,046	$97,740	$98,849

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for taxes on income consists of the following:

Thousands of Dollars	2012	2011	2010

Domestic
Taxes currently payable
Federal	$14,838	$11,793	$12,287
State and local	1,318	2,145	1,861
Deferred income taxes	3,236	(1,886)	411
Domestic tax provision	19,392	12,052	14,559
Foreign
Taxes currently payable	13,364	12,297	13,043
Deferred income taxes	(1,979)	3,136	1,361
Foreign tax provision	11,385	15,433	14,404

Total tax provision	$30,777	$27,486	$28,963

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2012	2011	2010

U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(3.9)	(4.1)	(3.8)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(4.1)	(1.0)	(3.1)
Change in Mexican law	(0.5)	(0.2)	0.3
State and local taxes, net of Federal tax benefit	1.5	1.2	1.2
Tax credits and foreign dividends	(0.1)	(0.1)	(0.1)
Change in valuation allowance	(1.1)	(1.2)	(0.1)
Impact of uncertain tax positions	0.9	(2.8)	(1.5)
Impact of officer's non-deductible compensation	2.1	2.9	1.2
Other	(1.1)	(1.6)	0.2
Consolidated effective tax rate	28.8%	28.1%	29.3%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Thousands of Dollars	2012	2011

Deferred tax assets:
Accrued expenses	$12,200	$9,752
Net operating loss carry forwards	11,414	11,083
Pension and post-retirement benefits costs	43,828	40,584
Other	12,850	11,163
Valuation allowance.	(5,666)	(6,860)
Total deferred tax assets	$74,626	$65,722

Thousands of Dollars	2012	2011

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$10,333	$4,832
Intangible assets	12,412	11,387
Mexican tax recapture	429	1,021
Other	3,983	4,067
Total deferred tax liabilities	27,157	21,307
Net deferred tax assets	$47,469	$44,415

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The current and long-term portion of net deferred tax assets is as follows:

Thousands of Dollars	2012	2011

Net deferred tax assets, current	$6,253	$4,903
Net deferred assets, long term	41,216	39,512
	$47,469	$44,415

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.  The long-term portion of the net deferred tax assets are included in other assets and deferred charges.

     The Company has $7.2 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $2.9 million expire over the next 20 years, and $4.3 million can be utilized over an indefinite period.

     On December 31, 2012, the Company had $4.8 million of total unrecognized tax benefits. Included in this amount were a total of $3.1 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:

(Thousands of Dollars)	2012	2011

Balance as of January 1, 2012	$3,912	$6,473
Increases related to current year positions	696	563
Increases (decreases) related to new judgments	206	(373)
Decreases related to audit settlements and statute expirations	--	(2,751)
Other	--	--
Balance as of December 31, 2012	$4,814	$3,912

          The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded $0.3 million of interest and penalties during 2012 and had a total accrued balance on December 31, 2012 of $1.0 million.

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

     Net cash paid for income taxes were $21.5 million, $31.9 million and $24.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     The Company has not provided for U.S. federal and foreign withholding taxes on $334.6 million of foreign subsidiaries' undistributed earnings as of December 31, 2012 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $334.6 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $50.2 million.

Note 5.   Inventories

     The following is a summary of inventories by major category:

Thousands of Dollars	2012	2011

Raw materials	$30,822	$38,510
Work in process	6,465	6,044
Finished goods	26,485	26,055
Packaging and supplies	20,797	20,151
Total inventories	$84,569	$90,760

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Thousands of Dollars	2012	2011

Land	$26,467	$27,370
Quarries/mining properties	39,596	39,596
Buildings	145,082	147,115
Machinery and equipment	937,559	911,753
Construction in progress	27,805	31,060
Furniture and fixtures and other	85,443	91,755
	1,261,952	1,248,649
Less: Accumulated depreciation and depletion	(944,283)	(930,515)
Property, plant and equipment, net	$317,669	$318,134

      Depreciation and depletion expense for the years ended December 31, 2012, 2011 and 2010 was $48.7 million, $55.9 million and $61.2 million, respectively.

Note 7.   Restructuring Costs

      The Company initiated restructuring programs in 2007, 2009, and 2011.  A reconciliation of the remaining restructuring liability relating to those programs as of December 31, 2012, is as follows:

(millions of dollars)	Balance as of December 31, 2011	Additional Provisions (Reversals)	Cash Expenditures	Balance as of December 31, 2012
Contract termination costs	$0.8	$--	$(0.6)	$0.2
Severance and other employee benefits	0.6	--	(0.5)	0.1
	$1.4	$--	$(1.1)	$0.3

     Approximately $1.1 million and $2.5 million in restructuring payments were paid in 2012 and 2011, respectively.  A restructuring liability of $0.3 million remains at December 31, 2012.  Such amounts will be funded from operating cash flows.

Note 8.  Goodwill and Other Intangible Assets

     The carrying amount of goodwill was $65.8 million and $64.7 million as of December 31, 2012 and December 31, 2011, respectively. The net change in goodwill since December 31, 2011 was attributable to the effects of foreign exchange.

     Acquired intangible assets subject to amortization included in other assets and deferred charges as of December 31, 2012 and December 31, 2011 was as follows:

	December 31, 2012		December 31, 2011
(Millions of Dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.2	$4.3	$6.2	$4.0
Customer lists	2.7	1.5	2.7	1.5
	$8.9	$5.8	$8.9	$5.5

       The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The estimated amortization expense is $0.6 million for 2013 and $0.4 million for each of the next four years through 2017.

     Included in other assets and deferred charges is an additional intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven satellite PCC facilities. In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million, $0.7 million and $1.0 million was amortized in 2012, 2011 and 2010, respectively. Estimated amortization as a reduction of sales is as follows: 2013 - $0.4 million; 2014 - $0.4 million; 2015 - $0.1 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9.   Derivative Financial Instruments and Hedging Activities

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

     Based on established criteria, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 3 open foreign exchange contracts as of December 31, 2012.

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

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 were as follows:

(in thousands)	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Dec. 31, 2012	Dec. 31, 2011	Balance Sheet Location	Dec. 31, 2012	Dec. 31, 2011
Foreign Exchange Forwards	Other Current Assets	$3,183	$3,537	Other Current Liabilities	$--	$31

Refer to Note 11, "Fair Value of Financial Instruments" for further discussion of the determination of the fair value of derivatives.

Note 10.  Short-term Investments

     The composition of the Company's short-term investments is as follows:

(in millions of dollars)	2012	2011
Short-term Investments
Short-term bank deposits	$14.2	$18.5

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2012.

Note 11.  Fair Value of Financial Instruments

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     As of December 31, 2012, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates and certain investment in money market funds. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.  The fair values of investments in money market funds are determined by quoted prices in active markets and are categorized as level 1. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3 and there were no transfers in or out of Level 3 during the year ended December 31, 2012. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

     The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

(in millions of dollars)	Assets (Liabilities) at Fair Value as of December 31, 2012
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$3.2	$--
Money market funds	$174.7	$--	$--
Total	$174.7	$3.2	$--

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2011

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2012, the Company had 3 open foreign exchange contracts with a financial institution to purchase approximately $0.8 million of foreign currencies. These contracts mature in January and February 2013. The fair value of these instruments was an asset of less than $0.1 million at December 31, 2012.  The fair value of open foreign exchange contracts at December 31, 2011 was a liability of less than $0.1 million.

     Additionally, the Company has entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe.  These contracts mature in October 2013.  The fair value of these instruments at December 31, 2012 and December 31, 2011 was an asset of $3.2  million and $3.5 million, respectively.

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

     The Company's bad debt expense for the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $0.9 million and $0.1 million, respectively.

Note 13.  Long-Term Debt and Commitments

     The following is a summary of long term debt:

(thousands of dollars)	Dec. 31, 2012	Dec. 31, 2011

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ 50,000	$ 50,000
Floating Rate Series 2006A Senior Notes
Due October 5, 2013 25,000	25,000	25,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Due August 1, 2012	--	8,000
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8,200	8,200
Installment obligations
Due 2013	1,421	1,421
Other Borrowings
Due 2014	834	1,380
Total	85,455	94,001
Less: Current maturities	76,977	8,552
Long-term debt	$ 8,478	$ 85,449

     The Variable/Fixed Rate Industrial Development Revenue Bonds due August 1, 2012 are tax-exempt 15-year instruments that were issued on August 1, 1997 to finance the construction of a PCC plant in Courtland, Alabama.  The bonds bear interest at either a variable rate or fixed rate, at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the average interest rates were approximately 0.22% and 0.31% for the years ended December 31, 2012 and 2011, respectively.  This obligation was repaid in August 2012.

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama.  The bonds bear interest at either a variable rate or fixed rate at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.22% and 0.31% for the years ended December 31, 2012 and 2011, respectively.

          On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. The remaining principal payment of $1.4 million will be made in 2013.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2012 and December 31, 2011 was 0.92% and 0.77%, respectively. The principal payment for both tranches is due on October 5, 2013.  The Company expects to refinance these notes.

     In January 2011, the Company entered into a Renminbi ("RMB") denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million. Principal of this loan is payable in installments over the next three years.  Interest is payable semi-annually and is based upon the official RMB lending rate announced by the People's Bank of China.  The average interest rate for the year ended December 31, 2012 was 7.4%.

     The aggregate maturities of long-term debt are as follows: 2013 - $77.0 million; 2014 - $8.5 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million; thereafter - $-- million.

     The Company had available approximately $190.7 million in uncommitted, short-term bank credit lines, of which $7.1 million was in use at December 31, 2012.

     Short-term borrowings as of December 31, 2012 and 2011 were $7.1 million and $5.8 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2012 and 2011 was 5.8% and 5.3%, respectively.

     During 2012, 2011 and 2010, respectively, the Company incurred interest costs of $3.5 million, $3.5 million and $3.5 million including $0.3 million, $0.3 million and $0.2 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 14.  Benefit Plans

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2012 and 2011 is as follows:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Obligations and Funded Status

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2012	2011	2012	2011

Change in benefit obligation
Benefit obligation at beginning of year	$271.9	$226.5	$14.4	$15.6
Service cost	8.1	7.1	0.6	0.7
Interest cost	11.6	11.6	0.4	0.6
Actuarial (gain) loss	30.4	40.5	(4.2)	(2.1)
Benefits paid	(12.5)	(11.7)	(0.5)	(0.5)
Settlements	(0.6)	(1.5)	--	--
Foreign exchange impact	1.9	(0.6)	--	--
Other	0.6	0.0	--	--
Benefit obligation at end of year	$311.4	$271.9	$10.6	$14.4

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2012	2011	2012	2011

Change in plan assets
Fair value of plan assets beginning of year	$187.5	$191.6	$--	$--
Actual return on plan assets	17.2	3.1	--	--
Employer contributions	16.4	6.1	0.5	0.5
Plan participants' contributions	0.5	0.4	--	--
Benefits paid	(12.5)	(11.7)	(0.5)	(0.5)
Settlements	(0.6)	(1.5)	--	--
Foreign exchange impact	3.5	(0.5)	--	--
Fair value of plan assets at end of year	$212.0	$187.5	$--	$--

Funded status	$(99.4)	$(84.4)	$10.6	$(14.4)

    Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2012	2011	2012	2011

Current liability	(0.3)	(0.4)	(1.0)	(1.2)
Non-current liability	(99.1)	(84.0)	(9.6)	(13.2)
Recognized liability	$(99.4)	$(84.4)	$(10.6)	$(14.4)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2012	2011	2012	2011

Net actuarial loss	$93.7	$84.7	$(10.1)	$1.5
Prior service cost	3.0	2.9	(0.8)	(11.7)
Amount recognized end of year	$96.7	$87.6	$(10.9)	$(10.2)

     The accumulated benefit obligation for all defined benefit pension plans was $287.1 million and $250.5 million at December 31, 2012 and 2011, respectively.

     Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Current year actuarial gain (loss)	$(17.6)	$2.7
Amortization of actuarial loss	8.4	(0.1)
Amortization of prior service credit(gain) loss	0.7	(1.8)
Total recognized in other comprehensive income	$(8.5)	$0.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-retirement Benefits
Millions of Dollars	2012	2011	2010	2012	2011	2010
Service cost	$8.1	$7.1	$6.6	$0.6	$0.7	$0.7
Interest cost	11.6	11.6	11.5	0.4	0.6	0.8
Expected return on plan assets	(13.5)	(13.8)	(12.6)	--	--	--
Amortization of prior service cost	1.2	1.3	1.4	(3.1)	(3.1)	(3.1)
Recognized net actuarial (gain) loss	13.3	8.6	8.4	(0.1)	0.1	0.4
Settlement /curtailment loss	0.2	0.5	--		--	--
Net periodic benefit cost	$20.9	$15.3	$15.3	$(2.2)	$(1.7)	$(1.2)

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

     The 2013 estimated amortization of amounts in other comprehensive income are as follows:

(Millions of Dollars)	Pension Benefits	Post Retirement Benefits
Amortization of prior service cost	$1.0	$(3.1)
Amortization of net loss	14.1	--
Total costs to be recognized	$15.1	$(3.1)

Additional Information
     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

Discount rate	4.32%	5.70%	5.75%
Expected return on plan assets	7.06%	7.25%	7.40%
Rate of compensation increase	3.11%	3.20%	3.50%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

Discount rate	3.77%	4.30%	5.70%
Rate of compensation increase	3.14%	3.10%	3.20%

     For 2012, 2011 and 2010, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 9% in 2012, 2% in 2011 and 11% in 2010.

     The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets
     The Company's pension plan weighted average asset allocation percentages at December 31, 2012 and 2011 by asset category are as follows:

Asset Category	2012	2011

Equity securities	56.4%	56.5%
Fixed income securities	34.9%	40.8%
Real estate	0.5%	0.1%
Other	8.2%	2.6%
Total	100.0%	100.0%

     The Company's pension plan fair values at December 31, 2012 and 2011 by asset category are as follows:

Million of Dollars
Asset Category	2012	2011

Equity securities	$119.5	$106.1
Fixed income securities	74.1	76.4
Real estate	1.0	0.2
Other	17.4	4.8
Total	$212.0	187.5

     The following table presents domestic and foreign pension plan assets information at December 31, 2012, 2011 and 2010 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
Millions of Dollars	2012	2011	2010	2012	2011	2010
Fair value of plan assets	$148.2	$132.2	$138.1	$63.8	$55.3	$53.5

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2012:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2012
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$104.5	--	--	$104.5
Non-US equities	15.0	--	--	15.0

Fixed Income Securities
Corporate debt instruments	43.1	31.0	--	74.1

Real estate and other Real estate and other
Real estate		--	1.0	1.0
Other		--	17.4	17.4
Total Assets	$162.6	$31.0	$18.4	$212.0

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2011:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2011
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$72.5	--	--	$72.5
Non-US equities	33.6	--	--	33.6

Fixed Income Securities
Government treasuries	--	--	--	--
Corporate debt instruments	59.5	16.9	--	76.4

Real estate and other Real estate and other
Real estate	--	--	0.2	0.2
Other	0.2	--	4.6	4.8
Total Assets	$165.8	$16.9	$4.8	$187.5

     Contributions
     The Company expects to contribute $10 million to its pension plans and $1 million to its other postretirement benefit plan in 2013.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2013	$13.8	$1.0
2014	$14.8	$0.9
2015	$16.9	$0.8
2016	$17.2	$0.8
2017	$19.0	$0.8
2018-2022 $	$98.9	$4.0

Investment Strategies

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2012 was over 9.5%.  The Company's assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company's long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2012, the Company had approximately 70% of its pension assets in equity securities and 30% in fixed income securities.

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan (a 401K plan) for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.7 million for each of  the years ended December 31, 2012, 2011 and 2010.

Notes 15.  Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $5.0 million, $5.3 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2013 through 2017 and in aggregate thereafter are approximately $3.8 million, $2.7 million, $2.4 million, $1.7 million, $1.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, respectively, and $6.8 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $1.5 million at December 31, 2012.

     Total future minimum payments to be received under direct financing leases for each of the years 2013 through 2017 and the aggregate thereafter are approximately: $2.2 million, $1.1 million, $0.8 million, $0.4 million, $0.1 million and $-- million thereafter.

Note 16.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 7 pending asbestos cases. To date, 1,394 silica cases and 32 asbestos cases have been dismissed. No new asbestos cases were filed in the fourth quarter of 2012, and twenty-two were dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 7 pending asbestos cases, all allege liability based on products sold mostly or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2012.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2012.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Stockholders' Equity
Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,949,620 shares and 35,271,981 shares were outstanding at December 31, 2012 and 2011, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

     On November 14, 2012, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding common stock in the form of a 100-percent stock distribution payable on December 11, 2012 to shareholders of record on November 27, 2012.  The stock split resulted in an increase of 17.6 million shares of common stock outstanding.  Treasury shares were not affected by the stock split.

Cash Dividends

     Cash dividends of $4.4 million or $0.125 per common share were paid during 2012. In January 2013, a cash dividend of approximately $1.8 million or $0.05 per share, was declared, payable in the first quarter of 2013.

Stock Award and Incentive Plan

     The Company has adopted its 2001 Stock Award and Incentive Plan (the "Plan"), which provides for grants of incentive and non-qualified stock options, stock appreciation rights, stock awards or performance unit awards. The Plan is administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

     The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Stock
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2010	2,068,250	1,575,060	$26.27	377,436	$25.08
Granted	(438,920)	282,280	24.56	156,640	24.57
Exercised/vested	--	(63,394)	22.44	(118,174)	27.22
Canceled	269,248	(153,886)	27.21	(115,362)	26.06
Balance December 31, 2010	1,898,578	1,640,060	27.05	300,540	23.60
Granted	(381,624)	244,646	32.06	136,978	32.08
Exercised/vested	--	(241,196)	25.01	(94,246)	31.99
Canceled	160,784	(69,536)	26.80	(91,248)	30.22
Balance December 31, 2011	1,677,738	1,573,974	27.10	252,024	27.21
Granted	(345,696)	222,250	32.04	123,446	32.04
Exercised/vested	--	(330,158)	25.15	(102,424)	25.90
Canceled	159,932	(70,546)	27.76	(89,386)	27.08
Balance December 31, 2012	1,491,974	1,395,520	28.31	183,660	31.25

Note 18.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table reflects the accumulated balances of other comprehensive income (loss):

(Millions of Dollars)	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$55.7	$(52.2)	$(0.3)	$3.2
Current year net change	(9.2)	0.3	2.1	(6.8)

Balance at December 31, 2010	$46.6	$(51.9)	$1.7	$(3.6)
Current year net change	(16.7)	(25.6)	0.6	(41.7)

Balance at December 31, 2011	$29.9	$(77.5)	$2.3	$(45.3)
Current year net change	2.1	(7.8)	(0.2)	(5.9)

Balance at December 31, 2012	$32.0	(85.3)	2.1	(51.2)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $(1.3) million, $(15.5) million and $1.9 million for the years ended December 31, 2012 2011 and 2010, respectively.

Note 19.  Accounting for Asset Retirement Obligations

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2012 and 2011:

(Millions of Dollars)	2012	2011
Asset retirement liability, beginning of period	$14.7	$14.7
Accretion expense	0.7	0.6
Additional obligations	0.1	0.2
Reversal of obligations	(0.2)	(0.4)
Payments	(0.3)	(0.2)
Foreign currency translation	--	(0.2)
Asset retirement liability, end of period	$15.0	$14.7

     The current portion of the liability of approximately $0.3 million is included in other current liabilities. The long-term portion of the liability of approximately $14.7 million is included in other non-current liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

Note 20.  Non-Operating Income and Deductions

(Millions of dollars)	Year Ended December 31,
	2012	2011	2010
Interest income	$3.2	$3.9	$2.7
Interest expense	(3.2)	(3.3)	(3.3)
Foreign exchange gains (losses)	(1.4)	(1.2)	0.3
Foreign currency translation loss upon liquidation	--	--	--
Foreign currency translation loss upon deconsolidation of a foreign entity	--	(1.4)	--
Gain on sale of previously impaired assets	--	--	0.2
Settlement for customer contract terminations	--	--	0.8
Other deductions	(1.6)	(0.6)	(0.1)
Non-operating income (deductions), net	$(3.0)	$(2.6)	$0.6

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

Note 21.  Segment and Related Information

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

     Segment information for the years ended December 31, 2012, 2011 and 2010 was as follows:
	2012
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$662.2	$343.4	$1,005.6
Income from operations	84.1	32.6	116.7
Depreciation, depletion and amortization	10.3	40.9	51.2
Segment assets	617.0	355.5	972.5
Capital expenditures	41.0	8.0	49.0

	2011
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$676.1	$368.8	$1,044.9
Income from operations	72.8	33.2	106.0
Restructuring and other charges	1.0	(0.6)	0.5
Depreciation, depletion and amortization	47.6	10.6	58.2
Segment assets	603.8	355.8	959.6
Capital expenditures	41.7	8.0	49.7

	2010
(Millions of Dollars)	Specialty Minerals	Refractories	Total

Net sales	$665.0	$337.4	$1,002.4
Income from operations	74.7	28.0	102.7
Restructuring and other charges	0.5	0.3	0.8
Depreciation, depletion and amortization	52.6	11.4	64.0
Segment assets	585.7	340.5	926.2
Capital expenditures	23.3	8.2	31.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

(Millions of Dollars)
Income from continuing operations before
provision for taxes:	2012	2011	2010
Income from operations for reportable segments	$116.7	$106.0	$102.7
Unallocated corporate expenses	(6.7)	(5.7)	(4.5)
Interest income	3.2	3.9	2.7
Interest expense	(3.2)	(3.3)	(3.3)
Other income (deductions)	(3.0)	(3.2)	1.2
Income from continuing operations before provision for taxes	$107.0	97.7	98.8

Total assets	2012	2011	2010
Total segment assets	$972.5	$959.6	$926.2
Corporate assets	238.7	205.4	189.9

Consolidated total assets	$1,211.2	$1,165.0	$1,116.1

Capital expenditures	2012	2011	2010
Total segment capital expenditures	$49.0	$49.7	$31.5
Corporate capital expenditures	3.1	2.4	3.0
Consolidated total capital expenditures	$52.1	52.1	34.5

     The carrying amount of goodwill by reportable segment as of December 31, 2012 and December 31, 2011 was as follows:

	Goodwill
(Millions of Dollars)	December 31, 2012	December 31, 2011
Specialty Minerals	$14.1	$13.8
Refractories	51.7	50.9
Total	$65.8	$64.7

     The net change in goodwill since December 31, 2011 is attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:

(Millions of Dollars)
Net Sales	2012	2011	2010
United States	$562.5	$557.5	$534.3

Canada/Latin America	72.5	74.3	68.9
Europe/Africa	257.0	298.4	288.4
Asia	113.6	114.7	110.8
Total International	443.1	487.4	468.1

Consolidated total net sales	$1,005.6	1,044.9	1,002.4

(Millions of Dollars)
Long-lived assets	2012	2011	2010
United States	$235.8	$239.8	$239.9

Canada/Latin America	14.5	14.6	14.9
Europe/Africa	69.0	72.0	89.9
Asia	67.3	59.8	59.4
Total International	150.8	146.4	164.2

Consolidated total long-lived assets	$386.6	386.2	404.1

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The Company's sales by product category are as follows:

Millions of Dollars	2012	2011	2010
Paper PCC	$480.3	$497.0	$496.6
Specialty PCC	65.9	63.6	58.0
Talc	48.1	46.9	44.0
GCC	67.9	68.6	66.4
Refractory Products	264.1	287.4	264.5
Metallurgical Products	79.3	81.4	72.9

Net sales	$1,005.6	$1,044.9	$1,002.4

Note 22.  Quarterly Financial Data (unaudited)

Millions of Dollars, Except Per Share Amounts

2012 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$138.1	$136.3	$137.0	$134.9
Processed Minerals	29.6	31.8	28.6	25.9
Specialty Minerals Segment	167.7	168.1	165.6	160.8
Refractories Segment	89.4	85.9	84.7	83.4

Net sales	257.1	254.0	250.3	244.2

Gross profit	54.9	56.3	55.0	53.1

Income from operations	27.0	29.5	27.8	25.7
Consolidated net income	18.6	20.2	19.2	18.2
Non-controlling interests	(0.6)	(0.5)	(0.6)	(0.5)
Net income attributable to MTI	$18.0	$19.7	$18.6	$17.7

Earnings per share:
Basic	$0.51	$0.56	$0.53	$0.50
Diluted	$0.51	$0.56	$0.53	$0.50

Market price range per share of common stock:
High	$33.96	$33.60	$36.99	$39.92
Low	$28.78	$30.81	$30.50	$34.25
Close	$32.70	$31.89	$35.46	$39.92

Dividends paid per common share	$0.025	$0.025	$0.025	$0.05

2011 Quarters	First	Second	Third	Fourth
Net Sales by Major Product Line
PCC	$144.8	$140.2	$142.5	$133.1
Processed Minerals	28.5	31.6	28.6	26.8
Specialty Minerals Segment	173.3	171.8	171.1	159.9
Refractories Segment	89.2	96.6	91.1	91.8

Net sales	262.5	268.4	262.2	251.7
Gross profit	52.9	53.7	52.9	52.7

Income from operations	24.7	25.1	25.4	25.2
Consolidated net income	16.7	17.2	16.3	20.1
Non-controlling Interests	(0.9)	(0.7)	(0.7)	(0.4)
Net income attributable to MTI	$15.8	$16.4	$15.7	$19.6
Earnings per share:
Basic	$0.43	$0.45	$0.44	0.55
Diluted	$0.43	$0.45	$0.43	0.55

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Market price range per share of common stock:
High	$34.37	$35.05	$34.32	$29.00
Low	$31.23	$31.51	$24.64	$23.38
Close	$34.37	$33.83	$24.64	$28.27

Dividends paid per common share	$0.025	$0.025	$0.025	$0.025

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:
We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013  expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 22, 2013

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

     The Company assessed its internal control system as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2012, its system of internal control over financial reporting was effective.

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

February 22, 2013

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2012
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,009	$1,011	(183)	3,837

Year ended December 31, 2011
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,440	$877	$(308)	$3,009

Year ended December 31, 2010
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,890	$49	$(499)	$2,440

(a)	Includes impact of translation of foreign currencies.

S-1

Exhibit Index

The following documents are filed as part of this report:

10.12	Company Retirement Plan, as amended and restated, dated December 21, 2012
10.14	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
95	Information Concerning Mine Safety Violations
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase