Form 10-Q
period 2013-03-31
MINERALS TECHNOLOGIES INC
filed 2013-04-26
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES X	NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 12, 2013 34,861,809

MINERALS TECHNOLOGIES INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
	Three Months Ended
(thousands, except per share data)	March 31, 2013	April 1, 2012

Net sales	$251,289	$257,138
Cost of goods sold	196,401	202,201
Production margin	54,888	54,937

Marketing and administrative expenses	22,934	22,898
Research and development expenses	4,818	5,047

Income from operations	27,136	26,992

Non-operating income (deductions), net	168	(598)
Income from continuing operations before provision for taxes	27,304	26,394
Provision for taxes on income	7,700	7,786

Consolidated net income	19,604	18,608

Less: Net income attributable to non-controlling interests	848	576
Net income attributable to Minerals Technologies Inc. (MTI)	$18,756	$18,032

Earnings per share:

Basic	$0.54	$0.51
Diluted	$0.53	$0.51
Cash dividends declared per common share	$0.05	$0.025

Shares used in computation of earnings per share:

Basic	34,996	35,436
Diluted	35,253	35,600

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(thousands of dollars)	March 31, 2013	April 1, 2012
Consolidated net income	$19,604	$18,608
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(14,785)	9,099
Pension and postretirement plan adjustments	1,766	1,821
Cash flow hedges:
Net derivative gains (losses) arising during the period	586	(534)
Comprehensive income	7,171	28,994
Comprehensive income attributable to
non-controlling interest	(379)	(943)
Comprehensive income attributable to MTI	$6,792	$28,051

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	March 31, 2013*	December 31, 2012**

Current assets:
Cash and cash equivalents	$454,331	$454,092
Short-term investments, at cost which approximates market	15,586	14,178
Accounts receivable, net	197,834	193,328
Inventories	88,755	84,569
Prepaid expenses and other current assets	18,364	18,318
Total current assets	774,870	764,485

Property, plant and equipment, less accumulated depreciation and depletion – March 31, 2013- $943,676; December 31, 2012 - $944,283….....	312,436	317,669
Goodwill	65,081	65,829
Other assets and deferred charges	58,732	63,206
Total assets	$1,211,119	$1,211,189

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$7,226	$7,111
Current maturities of long-term debt	77,260	76,977
Accounts payable	109,857	98,371
Other current liabilities	55,785	67,639
Total current liabilities	250,128	250,098

Long-term debt	8,200	8,478
Accrued Pension and Post-Retirement Benefits	108,719	108,035
Other non-current liabilities	31,313	30,859
Total liabilities	398,360	397,470

Shareholders' equity:
Common stock	4,717	4,700
Additional paid-in capital	349,470	345,929
Retained earnings	1,049,870	1,032,869
Accumulated other comprehensive loss	(63,162)	(51,198)
Less common stock held in treasury	(551,337)	(541,889)

Total MTI shareholders' equity	789,558	790,411
Non-controlling interest	23,201	23,308
Total shareholders' equity	812,759	813,719

Total liabilities and shareholders' equity	$1,211,119	$1,211,189

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
(thousands of dollars)	March 31, 2013	April 1, 2012
Operating Activities:

Consolidated net income	$19,604	$18,608

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	11,599	13,026
Payments relating to restructuring activities	--	(620)
Other non-cash items	2,070	1,874
Net changes in operating assets and liabilities	(8,584)	(8,168)
Net cash provided by operating activities	24,689	24,720

Investing Activities:

Purchases of property, plant and equipment	(8,681)	(9,354)
Proceeds from sale of short-term investments	--	1,484
Purchases of short-term investments	(941)	(2,583)
Net cash used in investing activities	(9,622)	(10,453)

Financing Activities:

Net repayment of short-term debt	(81)	(593)
Purchase of common shares for treasury	(7,587)	--
Proceeds from issuance of stock under option plan	2,751	2,084
Cash dividends paid	(1,754)	(887)
Dividends paid to non-controlling interests	(486)	--
Excess tax benefits related to stock incentive programs	184	--
Net cash provided by (used in) financing activities	(6,973)	604

Effect of exchange rate changes on cash and cash equivalents	(7,855)	4,982

Net increase in cash and cash equivalents	239	19,853
Cash and cash equivalents at beginning of period	454,092	395,152
Cash and cash equivalents at end of period	$454,331	$415,005

Supplemental disclosure of cash flow information:
Interest paid	$172	$158

Income taxes paid	$5,657	10,583
Non-cash financing activities:
Treasury stock purchases settled after period-end	$1,860	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

     On November 14, 2012 the Company's Board of Directors authorized a two-for-one stock split of the of the Company's outstanding common stock, which was effected in the form of a 100-percent stock distribution payable on December 11, 2012 to shareholders of record on November 27, 2012.  Treasury shares were not treated as outstanding shares in the stock split.  The par-value of the Company's stock remained at $0.10 per share.  Unless otherwise noted, all share amounts and per share calculations in this quarterly report on Form 10-Q have been adjusted for all periods presented to reflect the impact of this split and to provide data on a comparable basis.

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

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended
Basic EPS (in millions, except per share amounts)	March 31, 2013	April 1, 2012

Net income attributable to MTI	$18.8	$18.0

Weighted average shares outstanding	35.0	35.4

Basic earnings per share attributable to MTI	$0.54	$0.51

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Three Months Ended
Diluted EPS (in millions, except per share amounts)	March 31, 2013	April 1, 2012

Net income attributable to MTI	$18.8	$18.0

Weighted average shares outstanding	35.0	35.4
Dilutive effect of stock options and stock units	0.3	0.2
Weighted average shares outstanding , adjusted	$35.3	$35.6

Diluted earnings per share attributable to MTI	$0.53	$0.51

     Options to purchase 239,770 and 257,886 shares of common stock for the three-month periods ended March 31, 2013 and April 1, 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Income Taxes

     As of March 31, 2013, the Company had approximately $5.0 million of total unrecognized income tax benefits. Included in this amount were a total of $3.3 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million during the first three months of 2013, and had an accrued balance of $1.1 million of interest and penalties as of March 31, 2013.

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

Note 5.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	March 31, 2013	December 31, 2012
Raw materials	$34.0	$30.8
Work-in-process	6.8	6.5
Finished goods	26.8	26.5
Packaging and supplies	21.2	20.8
Total inventories	$88.8	$84.6

Note 6.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment, at least annually. The carrying amount of goodwill was $65.1 million and $65.8 million as of March 31, 2013 and December 31, 2012, respectively.  The net change in goodwill since December 31, 2012 was attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Acquired intangible assets subject to amortization as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.0	3.5	6.0	3.4
Customer lists	2.9	2.4	2.9	2.4
	$8.9	5.9	8.9	5.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for 2013 and $0.4 million each of the next five years through 2018.

     Included in other assets and deferred charges is an intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the first quarter of 2013. Estimated amortization as a reduction of sales is as follows: remainder of 2013 - $0.3 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 7.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	March 31, 2013	December 31, 2012

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	1.4	1.4
Other borrowings	0.9	0.9
Total	85.5	85.5
Less: Current maturities	77.3	77.0
Long-term debt	$8.2	$8.5

     As of March 31, 2013, the Company had $191.2 million of uncommitted short-term bank credit lines, of which approximately $7.2 million was in use.

Note 8.  Benefit Plans

     The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis. .  The Company also provides postretirement health care and life insurance benefits for the majority of its U.S. retired employees.   Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 25% of our total benefit obligation.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
(millions of dollars)	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Service cost	$2.3	$2.3	$0.2	$0.2
Interest cost	2.8	2.9	0.1	0.1
Expected return on plan assets	(3.7)	(3.5)	--	--
Amortization:
Prior service cost	0.3	0.3	(0.8)	(0.8)
Recognized net actuarial loss	3.4	3.4	--	--
Net periodic benefit cost	$5.1	$5.4	$(0.5)	$(0.5)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute approximately $10 million to its pension plans and $1.0 million to its other post retirement benefit plans in 2013.  As of March 31, 2013, $0.9 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other post retirement benefit plans.

Note 9.  Comprehensive Income

The following are the reclassifications out of accumulated other comprehensive income, net of related tax:

(millions of dollars)	March 31, 2013
Amortization of prior service cost	$(0.3)
Amortization of actuarial gains(losses)	2.0
Total reclassifications from accumulated other comprehensive income	$1.7

The above amounts are included in net periodic pension costs.  Please see note 8 to the condensed consolidated financial statements.

The major components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	Foreign Currency Translation Adjustments	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
Balance as of December 31, 2012	$32.0	$(85.3)	$2.1	$(51.2)

Other comprehensive income/loss before reclassifications	(14.3)	--	0.6	(13.7)
Amounts reclassified from AOCI	--	1.7	--	1.7
Net current period other comprehensive income/loss	(14.3)	1.7	0.6	(12.0)
Balance as of March 31, 2013	$17.7	$(83.6)	$2.7	$(63.2)

Note 10.  Accounting for Asset Retirement Obligations

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

legal or contractual obligations.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The following is a reconciliation of asset retirement obligations as of March 31, 2013:

(millions of dollars)

Asset retirement liability, December 31, 2012	$15.0
Accretion expense	0.2
Additions	0.1
Reversals	(0.3)
Foreign currency translation and other	(0.1)
Asset retirement liability, March 31, 2013	$14.9

     The current portion of the liability of approximately $0.4 million is included in other current liabilities and  the long-term portion of the liability of approximately $14.5 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2013.

Note 11.  Legal Proceedings

          Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 10 pending asbestos cases. To date, 1,394 silica cases and 33 asbestos cases have been dismissed. Four new asbestos cases were filed in the first quarter of 2013, and one was dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 10 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 31, 2013.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 31, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.
Note 12.  Non-Operating Income and Deductions, Net

	Three Months Ended
(millions of dollars)	March 31, 2013	April 1, 2012
Interest income	$0.7	$1.0
Interest expense	(0.8)	(0.8)
Foreign exchange gains (losses)	0.6	(0.4)
Other deductions	(0.3)	(0.4)
Non-operating income (deductions), net	$0.2	$(0.6)

Note 13 .  Non-controlling interests

          The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2012	$4.7	$345.9	$1,032.9	$(51.2)	$(541.9)	$23.3	$813.7

Net income	--	--	18.8	--	--	0.9	19.7
Other comprehensive income	--	--	--	(12.0)	--	(0.5)	(12.5)
Dividends declared	--	--	(1.8)	--	--	--	(1.8)
Dividends to non-controlling interest	--	--	--	--	--	(0.5)	(0.5)
Employee benefit transactions	--	2.7	--	--	--	--	2.7
Income tax benefit arising from employee
stock option plans	--	0.7	--	--	--	--	0.7
Purchase of common stock for treasury	--	--	--	--	(9.4)	--	(9.4)
Stock based compensation	--	0.2	--	--	--	--	0.2
Balance as of March 31, 2013	$4.7	$349.5	$1,049.9	$(63.2)	$(551.3)	$23.2	$812.8

  The income attributable to non-controlling interests for the three-month periods ended March 31, 2013 and April 1, 2012 was from continuing operations. The remainder of the income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended March 31, 2013 as compared with December 31, 2012.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Segment and Related Information

     Segment information for the three-month periods ended March 31, 2013 and April 1, 2012 was as follows:
Net Sales
(millions of dollars)	Three Months Ended
	March 31, 2013	April 1, 2012
Specialty Minerals	$167.7	$167.7
Refractories	83.6	89.4
Total	$251.3	$257.1

Income from Operations
(millions of dollars)	Three Months Ended
	March 31, 2013	April 1, 2012
Specialty Minerals	$22.2	$19.9
Refractories	6.9	9.1
Total	$29.1	$29.0

     The carrying amount of goodwill by reportable segment as of March 31, 2013 and December 31, 2012 was as follows:
Goodwill
(millions of dollars)
	Three Months Ended
	March 31, 2013	December 31, 2012
Specialty Minerals	$13.6	14.1
Refractories	51.5	51.7
Total	$65.1	65.8

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes on income:	Three Months Ended
(millions of dollars)	March 31, 2013	April 1, 2012

Income from operations for reportable segments	$29.1	$29.0
Unallocated corporate expenses	(2.0)	(2.0)
Consolidated income from operations	27.1	27.0
Non-operating income (deductions)	0.2	(0.6)
Income from continuing operations
before provision for taxes on income	$27.3	$26.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	March 31, 2013	April 1, 2012
Paper PCC	$121.3	$121.7
Specialty PCC	16.8	16.4
Talc	12.4	12.1
Ground Calcium Carbonate	17.2	17.5
Refractory Products	62.4	69.1
Metallurgical Products	21.2	20.3
Net sales	$251.3	$257.1

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Minerals Technologies Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of March 31, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and April 1, 2012, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and April 1, 2012.  These condensed consolidated financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
 April 26, 2013

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended
	March 31, 2013	April 1, 2012
Net sales	100.0%	100.0%
Cost of goods sold	78.2	78.6

Production margin	21.8	21.4

Marketing and administrative expenses	9.1	8.9
Research and development expenses	1.9	2.0

Income from operations	10.8	10.5

Net income attributable to MTI	7.5%	7.0%

Executive Summary

    The Company reported earnings per share in the first quarter of 2013 of $0.53, an increase of 4% over $0.51 reported in the first quarter of 2012.  Net income increased 4% to $18.8 million as compared to $18.0 million in the prior year.  The results reflected continued solid financial performance.

     Worldwide sales for the first quarter of 2013 decreased 2% from the prior year to $251.3 million from $257.1 million.  Foreign exchange had an unfavorable impact on sales of approximately $2.0 million or one percentage point.

     The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the first quarter of 2013, we experienced volume growth of 8% in our Paper PCC operations in Asia as a result of three new satellites which began operations since the first quarter of last year.  Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $2.0 million in the first quarter of 2013.  We expect to generate between $8 million-$10 million per year of revenue over the 3 year term of the contract.  The Company continues to see progress in our major growth strategy of developing and commercializing new products as our FulFill® platform of technologies of higher filler loading resulted in three more commercial agreements, our first two agreements in North America and our first agreement in Brazil.  We presently have thirteen commercial contracts for FulFill®.  We expect the contribution of our FulFill® program to operating income between $2.5 million and $3.0 million in 2013.

     Income from operations grew 1% to $27.1 million in the first quarter of 2013 from $27.0 million in the first quarter of 2012. Our Specialty Minerals segment reported a first quarter record operating income of $22.2 million, a 12% increase over the prior year.  However, our Refractories segment continues to be affected by weak steel conditions in our two largest markets, North America and Europe.  Operating Income for this segment declined 24% to $6.9 million in the first quarter of 2013.  The Company achieved productivity improvements of 6% over the prior year due to our Operational Excellence programs.

     The Company's balance sheet as of March 31, 2013 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $470 million.  We have available lines of credit of $191 million and our debt to equity ratio was 10%.  Our cash flows from operations were approximately $25 million in the first quarter of 2013.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate, primarily in Europe. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North America and Europe steel production in the first quarter of 2013 decreased approximately 5% from the prior year.  In the paper industry, which is served by our Paper PCC product line, first quarter 2013 production levels for printing and writing papers within North America and Europe, our two largest markets, both decreased 5% from the prior year.  Our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market all of which experienced growth.

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

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France. Since that time, the mill has not been operating. In January 2013, Double A Paper Company announced it had acquired the Alizay mill.  We expect the paper mill to resume operations in the first half of 2013 and, while there can be no assurance, we expect to negotiate a contract and resume operations.  In 2011, sales from our Alizay satellite were approximately $7 million.

The Company has evaluated this facility for impairment of assets and, based upon the information currently available and probability-weighted cash flows of various potential outcomes, has determined that no impairment charge was required in the first quarter.
   The Company plans to discontinue its operations at its merchant PCC facility at Walsum, Germany in the second quarter.   The Company recorded an impairment charge related to Walsum in connection with the Company's 2007 restructuring of its European coating PCC operations, with this facility continuing to operate well below capacity levels. The Company anticipates that the residual closure costs of this facility will result in a second quarter charge of up to $6 million.

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

Results of Operations

Three months ended March 31, 2013 as compared with three months ended April 1, 2012

Sales

(millions of dollars)	First Quarter 2013	% of Total Sales	Growth	First Quarter 2012	% of Total Sales
Net Sales

U.S	$139.8	55.6%	(4)%	$145.8	56.7%
International	111.5	44.4%	0%	111.3	43.3%
Net sales	$251.3	100.0%	(2)%	$257.1	100.0%

Paper PCC	$121.3	48.3%	0%	$121.7	47.3%
Specialty PCC	16.8	6.7%	2%	16.4	6.4%
PCC Products	$138.1	55.0%	0%	$138.1	53.7%

Talc	$12.4	4.9%	2%	$12.1	4.7%
Ground Calcium Carbonate	17.2	6.8%	(2)%	17.5	6.8%
Processed Minerals Products	$29.6	11.7%	0%	$29.6	11.5%

Specialty Minerals Segment	$167.7	66.7%	0%	$167.7	65.2%

Refractory Products	$62.4	24.8%	(10)%	$69.1	26.9%
Metallurgical Products	21.2	8.5%	4%	20.3	7.9%
Refractories Segment	$83.6	33.3%	(6)%	$89.4	34.8%

Net sales	$251.3	100.0%	(2)%	$257.1	100.0%

     Worldwide net sales in the first quarter of 2013 decreased 2% from the previous year to $251.3 million from $257.1 million. Foreign exchange had an unfavorable impact on sales of approximately $2.0 million or one percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, were flat at $167.7 million as compared with the prior year.  Sales in the Refractories segment decreased 6% to $83.6 million as compared with $89.4 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, were flat at $138.1 million as compared with the prior year.  Foreign exchange had an unfavorable impact on sales of $1.2 million or approximately one percentage point.  Paper PCC sales were down slightly at $121.3 million in the first quarter of 2013 compared to $121.7 million in the prior year.  Sales growth in Asia related to three new PCC satellites were offset by several paper mill and paper machine shutdowns in North America.  Sales of Specialty PCC increased 2% to $16.8 million from $16.4 million in the prior year.  This increase was primarily due to slightly higher volumes and increased pricing.

     Net sales of Processed Minerals products were flat at $29.6 million in the first quarter of 2013 as compared with the prior year.  Talc sales increased 2% to $12.4 million due primarily to higher pricing.

     Net sales in the Refractories segment in the first quarter of 2013 decreased 6% to $83.6 million from $89.4 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $0.8 million or one percentage point.  Sales of refractory products and systems to steel and other industrial applications decreased 10% to $62.4 million from $69.1 million in the prior year due to weak market conditions in North America and Europe, lower equipment sales, and lower sales to non-steel applications.  Sales of metallurgical products within the Refractories segment increased 4% to $21.2 million as compared with $20.3 million in the same period last year, primarily attributable to higher volumes in North America.

     Net sales in the United States decreased 4% to $139.8 million in the first quarter of 2013 from $145.8 million in the prior year.  International sales in the first quarter of 2013 were relatively flat at $111.5 million compared to $111.3 million.

Operating Costs and Expenses (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth

Cost of goods sold	$196.4	$202.2	(3)%
Marketing and administrative	$22.9	$22.9	0%
Research and development	$4.8	$5.0	(4)%

     Cost of goods sold was 78.2% of sales compared with 78.6% of sales in the prior year.  Production margin remained flat at $54.9 million despite a 2% decrease in sales.  In the Specialty Minerals segment, production margin increased $2.2 million, or 6%, on the same level of sales.  This was primarily attributable to improved profitability in Asia of approximately $1.1 million, price increases, net of raw material cost increases, of $1.0 million, and continued productivity and cost improvements of $0.8 million.  This was partially offset by paper mill and paper machine shutdowns of $0.4 million and higher energy costs of $0.4 million.  In the Refractories segment, production margin decreased $2.2 million or 11%.  The decrease in margin was due to reduced Refractory volumes of $1.2 million, lower pricing, partially offset by a reduction in materials costs, of $0.4 million and lower equipment sales of $0.4 million.

     Marketing and administrative costs remained flat at $22.9 million and represented 9.1% of net sales as compared with 8.9% of net sales in the prior year.

     Research and development expenses decreased 4% to $4.8 million from $5.0 million in the prior year and represented 1.9% of net sales as compared with 2.0% of net sales in the prior year.  This decrease was primarily attributable to lower trial activity as compared with prior year.

Income from Operations (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth

Income from operations	$27.1	$27.0	--%

     The Company recorded income from operations of $27.1 million in the first quarter of 2013 as compared to $27.0 million in the prior year.  Income from operations represented 10.8% of sales in the first quarter of 2013 as compared with 10.5% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 12% to $22.2 million from $19.9 million in the prior year and was 13.2% of net sales as compared with 11.9% in the first quarter of 2012. Operating income for the Refractories segment was $6.9 million, as compared to income from operations of $9.1 million in the prior year, and represented 8.3% net of sales as compared with 10.2% in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth

Non-operating income (deductions), net	$0.2	$(0.6)	*	%
* Percentage not meaningful

     In the first quarter of 2013, the Company recorded net non-operating income of $0.2 million as compared to net non-operating deductions of ($0.6) million in the prior year.  The change was primarily due to foreign exchange gains of $0.6 million in the current year compared with foreign exchange losses of ($0.4) million in the prior year.

Provision for Taxes on Income (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth

Provision for taxes on income	$7.7	$7.8	(1)%

     Provision for taxes on income during the first quarter of 2013 was $7.7 million as compared to $7.8 million during the first quarter of 2012.  The effective tax rate for the first quarter 2013 was 28.2% as compared to 29.5% for the first quarter of 2012.  The reduction in the effective tax rate was primarily due to the reinstatement of research and development tax credits from the American Taxpayer Relief Act of 2012.

Consolidated Net Income, net of tax (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth
Consolidated net income, net of tax	$19.6	$18.6	5%

     The Company recorded consolidated net income, net of tax, of $19.6 million as compared with $18.6 million in the prior year.

Non-controlling Interests (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth
Non-controlling interests	$0.8	$0.6	33%

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income attributable to MTI (millions of dollars)	First Quarter 2013	First Quarter 2012	Growth
Net income attributable to MTI	$18.8	$18.0	4%

     Net income attributable to MTI was $18.8 million in the first quarter of 2013 as compared with income of $18.0 million in the prior year.  Diluted earnings per common share were $0.53 per share in the first quarter of 2013 as compared with $0.51 per share in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities in the first quarter 2013 was $24.7 million, the same level as the prior year.  Cash flows provided from operations in the first quarter of 2013 were principally used to fund capital expenditures, pay the Company's dividend to common shareholders and to repurchase shares.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital decreased approximately 1% from December 2012.  Total average days of working capital decreased to 55 days in the first quarter of 2013 from 59 days in the fourth quarter of 2012.  This decrease was primarily attributable to an increase in days payable outstanding.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of March 31, 2013, 861,825 shares have been repurchased under this program for $40.1 million.

          The Company had $191 million in uncommitted short-term bank credit lines, of which $7.2 million were in use at March 31, 2013.  The credit lines are primarily in the US, with approximately $21 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2013 should be between $60 million and $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of  2013 - $77.0 million; 2014 - $8.5 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million thereafter - $-- million.

     The Company's debt to capital ratio is 10.2%, which is below the only financial covenant ratio in its debt agreements.

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company's control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under "Item 1A — Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Recently Issued Accounting Standards
     Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification.

     The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.
     In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption was permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the amended accounting guidance has not had a material impact on our consolidated financial position or results of operations. In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 (early adoption was permitted). The Company adopted this guidance effective January 1, 2013. The implementation of the amended accounting guidance did not have a material impact on our consolidated financial position or results of operations.
          In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance effective January 1, 2013.  The Company does not have any indefinite-lived intangible assets; therefore, the implementation of the amended accounting guidance did not have any impact on our consolidated financial position or results of operations.
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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 45% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt.  An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

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

     We had open forward exchange contracts to purchase approximately $1.9 million of foreign currencies as of March 31, 2013. The contracts mature between April 2013 and July 2013.  The fair value of these instruments at March 31, 2013 was a liability of less than $0.1 million.

     The Company has open foreign exchange contracts to sell 15 million Euros as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at March 31, 2013 was an asset of $4.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2013  that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 10 pending asbestos cases. To date, 1,394 silica cases and 33 asbestos cases have been dismissed. Four new asbestos cases were filed in the first quarter of 2013, and one was dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception was approximately $0.2 million, the majority of which has been reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 10 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 31, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 31, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.
ITEM 1A.  Risk Factors
     There have been no material changes to our risk factors from those disclosed in our 2012 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 – January 27	--	$--	633,575	$44,347,948
January 28 – February 24	17,900	40.53	651,475	43,622.389
February 25 – March 31	210,350	41.46	861,825	$34,900,300

Total	228,250	$41.39

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of March 31, 2013, 861,825 shares have been repurchased under this program for $40.1 million.

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

10.1
Third Amendment to Employment Agreement, dated February 21, 2013, by and between Joseph C. Muscari and the Company (incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on February 21, 2013)

10.2
Employment Agreement, dated February 4, 2013, between the Company and Robert S. Wetherbee (incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 4, 2013)

10.3	Form of Amendment to the Company's Standard Form of Severance Agreement (incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 25, 2013)
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President-Finance and Treasury,
Chief Financial Officer
(principal financial officer)

April 26, 2013

Exhibit Index

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