Form 10-Q
period 2013-06-30
MINERALS TECHNOLOGIES INC
filed 2013-07-26
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at July 15, 2013 34,662,751

MINERALS TECHNOLOGIES INC.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

		Three Months Ended		Six Months Ended
(in thousands, except per share data)		June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales		$256,844	$251,358	$507,357	$505,916
Cost of goods sold		197,995	194,562	392,625	393,511
Production margin		58,849	56,796	114,732	112,405

Marketing and administrative expenses		21,644	21,631	44,456	44,304
Research and development expenses		4,826	5,025	9,644	10,072

Income from operations		32,379	30,140	60,632	58,029

Non-operating deductions, net		(1,472)	(767)	(1,339)	(1,366)
Income from continuing operations before provision for taxes		30,907	29,373	59,293	56,663
Provision for taxes on income		8,221	8,682	16,267	16,755

Income from continuing operations, net of tax		22,686	20,691	43,026	39,908
Loss from discontinued operations, net of tax		(4,947)	(452)	(5,683)	(1,061)
Consolidated net income		17,739	20,239	37,343	38,847

Less:	Net income attributable to non-controlling interests	619	524	1,467	1,100
Net income attributable to Minerals Technologies Inc. (MTI)		17,120	19,715	35,876	37,747
Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI		$0.63	$0.57	$1.19	$1.09
Loss from discontinued operations attributable to MTI		(0.14)	(0.01)	(0.16)	(0.03)
Basic earnings per share attributable to MTI		$0.49	$0.56	$1.03	$1.06

Diluted:
Income from continuing operations attributable to MTI		$0.63	$0.57	$1.18	$1.09
Loss from discontinued operations attributable to MTI		(0.14)	(0.01)	(0.16)	(0.03)
Diluted earnings per share attributable to MTI		$0.49	$0.56	$1.02	$1.06

Cash dividends declared per common share		$0.050	$0.025	$0.10	$0.05

Shares used in computation of earnings per share:

Basic		34,799	35,448	34,897	35,442
Diluted		35,031	35,580	35,141	35,590

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(thousands of dollars)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Consolidated net income	$17,739	$20,239	$37,343	$38,847
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,826)	(16,066)	(22,611)	(6,967)
Pension and postretirement plan adjustments	1,983	1,831	3,749	3,652
Cash flow hedges:
Net derivative gains (losses) arising during the period	(72)	1,213	514	679
Comprehensive income	11,824	7,217	18,995	36,211
Comprehensive (income) loss attributable to
non-controlling interest	211	132	(168)	(811)
Comprehensive income attributable to MTI	$12,035	$7,349	$18,827	$35,400

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	June 30, 2013*	December 31, 2012**

Current assets:
Cash and cash equivalents	$458,065	$454,092
Short-term investments, at cost which approximates market	15,898	14,178
Accounts receivable, net	205,917	193,328
Inventories	89,044	84,569
Prepaid expenses and other current assets	16,913	18,318
Total current assets	785,837	764,485

Property, plant and equipment, less accumulated depreciation and depletion – June 30, 2013- $949,973; December 31, 2012 - $944,283	308,803	317,669
Goodwill	64,592	65,829
Other assets and deferred charges	54,439	63,206
Total assets	$1,213,671	$1,211,189

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$7,021	$7,111
Current maturities of long-term debt	75,566	76,977
Accounts payable	110,765	98,371
Other current liabilities	63,446	67,639
Total current liabilities	256,798	250,098

Long-term debt	8,200	8,478
Accrued Pension and Post-Retirement Benefits	107,192	108,035
Other non-current liabilities	25,926	30,859
Total liabilities	398,116	397,470

Shareholders' equity:
Common stock	4,723	4,700
Additional paid-in capital	353,158	345,929
Retained earnings	1,065,249	1,032,869
Accumulated other comprehensive loss	(68,247)	(51,198)
Less common stock held in treasury	(562,040)	(541,889)

Total MTI shareholders' equity	792,843	790,411
Non-controlling interest	22,712	23,308
Total shareholders' equity	815,555	813,719

Total liabilities and shareholders' equity	$1,213,671	$1,211,189

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Six Months Ended
(thousands of dollars)	June 30, 2013	July 1, 2012
Operating Activities:

Consolidated net income	$37,343	$38,847
Loss from discontinued operations	(5,683)	(1,061)
Income from continuing operations	43,026	39,908

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	23,481	25,350
Payments relating to restructuring activities	--	(826)
Pension plan funding	(4,155)	(7,852)
Tax benefits related to stock incentive programs	489	154
Other non-cash items	7,541	3,997
Net changes in operating assets and liabilities	(10,528)	5,911
Net cash provided by continuing operations	59,854	66,642
Net cash used in discontinued operations	(2,839)	(1,836)
Net cash provided by operating activities	57,015	64,806

Investing Activities:

Purchases of property, plant and equipment	(21,659)	(23,834)
Proceeds from sale of short-term investments	1,309	1,494
Purchases of short-term investments	(3,640)	(3,074)
Net cash used in investing activities	(23,990)	(25,414)

Financing Activities:

Repayment of long-term debt	(1,705)	(280)
Net issuance (repayment) of short-term debt……………………………...	43	(1,597)
Purchase of common shares for treasury	(19,281)	(5,504)
Proceeds from issuance of stock under option plan	4,643	2,354
Excess tax benefits related to stock incentive programs	274	--
Dividends paid to non-controlling interest………………………………...	(763)	(3,249)
Cash dividends paid	(3,495)	(1,775)
Net cash used in financing activities	(20,284)	(10,051)

Effect of exchange rate changes on cash and
cash equivalents	(8,768)	(3,034)

Net increase in cash and cash equivalents	3,973	26,307
Cash and cash equivalents at beginning of period	454,092	395,152
Cash and cash equivalents at end of period	$458,065	$421,459

Supplemental disclosure of cash flow information:
Interest paid	$1,711	$1,737

Income taxes paid	$12,533	$14,092

Non-cash financing activities:
Treasury stock purchases settled after period-end	$870	$474

SSee accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

     On November 14, 2012 the Company's Board of Directors authorized a two-for-one stock split of the Company's outstanding common stock, which was effected in the form of a 100-percent stock distribution payable on December 11, 2012 to shareholders of record on November 27, 2012.  Treasury shares were not treated as outstanding shares in the stock split.  The par-value of the Company's stock remained at $0.10 per share.  Unless otherwise noted, all share amounts and per share calculations in this quarterly report on Form 10-Q have been adjusted for all periods presented to reflect the impact of this split and to provide data on a comparable basis.

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

The following table sets forth the computation of basic and diluted earnings per share:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
	Three Months Ended		Six Months Ended
Basic EPS (in millions, except per share data)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Income from continuing operations
attributable to MTI	$22.0	$20.2	$41.6	$38.8
Loss from discontinued operations
attributable to MTI	(4.9)	(0.5)	(5.7)	(1.1)
Net income attributable to MTI	$17.1	$19.7	$35.9	$37.7

Weighted average shares outstanding	34.8	35.4	34.9	35.4

Basic earnings per share from continuing operations
attributable to MTI	$0.63	$0.57	$1.19	$1.09
Basic loss per share from discontinued operations
attributable to MTI	(0.14)	(0.01)	(0.16)	(0.03)
Basic earnings per share attributable to MTI	$0.49	$0.56	$1.03	$1.06

	Three Months Ended		Six Months Ended
Diluted EPS (in millions, except per share data)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Income from continuing operations
attributable to MTI	$22.0	$20.2	$41.6	$38.8
Loss from discontinued operations
attributable to MTI	(4.9)	(0.5)	(5.7)	(1.1)
Net income attributable to MTI	$17.1	$19.7	$35.9	$37.7

Weighted average shares outstanding	34.8	35.4	34.9	35.4

Dilutive effect of stock options and stock units	0.2	0.1	0.2	0.2
Weighted average shares outstanding, adjusted	35.0	35.5	35.1	35.6

Diluted earnings per share from continuing operations
attributable to MTI	$0.63	$0.57	$1.18	$1.09
Diluted loss per share from discontinued operations
attributable to MTI	(0.14)	(0.01)	(0.16)	(0.03)
Diluted earnings per share attributable to MTI	$0.49	$0.56	$1.02	$1.06

     Options to purchase 239,770 shares and 305,131 shares of common stock for the three-month and six-month periods ended June 30, 2013 and July 1, 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Discontinued Operations

     During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  The remaining assets at this facility are not material and will be disposed.  All prior periods have been restated to reflect such reclassification. These operations were part of the Company's Specialty Minerals segment.

     The following table provides selected financial information for the Walsum plant included within discontinued operations in the Consolidated Statements of Income.  The amounts exclude general corporate overhead and interest expense which were previously allocated to the entity comprising the discontinued operations.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Net sales	$0.8	$2.6	$1.6	$5.2

Production margin	(1.2)	(0.5)	(2.2)	(1.1)

Expenses	0.2	0.2	0.3	0.5

Facility closure costs	5.9	0.0	5.9	0.0

Loss from operations	$(7.3)	$(0.7)	$(8.4)	$(1.6)

Benefit for taxes on income	$(2.4)	$(0.2)	$(2.7)	$(0.5)

Loss from discontinued operations, net of tax	$(4.9)	$(0.5)	$(5.7)	$(1.1)

Note 5.   Income Taxes

As of June 30, 2013, the Company had approximately $3.6 million of total unrecognized income tax benefits. Included in this amount were a total of $2.3 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net decrease of approximately $0.5 million and $0.4 million during the second quarter and first half of 2013, respectively, and has an accrued balance of $0.6 million of interest and penalties as of June 30, 2013.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	June 30, 2013	December 31, 2012
Raw materials	$33.2	$30.8
Work-in-process	7.2	6.5
Finished goods	27.5	26.5
Packaging and supplies	21.1	20.8
Total inventories	$89.0	$84.6

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $64.6 million, and $65.8 million as of June 30, 2013 and December 31, 2012, respectively.  The net change in goodwill since December 31, 2012 was attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     Acquired intangible assets subject to amortization as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.0	3.6	6.0	3.4
Customer lists	2.9	2.5	2.9	2.4
	$8.9	6.1	8.9	5.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for 2013 and $0.4 million each of the next five years through 2018.

     Included in other assets and deferred charges is an intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the second quarter of 2013.  Estimated amortization as a reduction of sales is as follows: remainder of 2013 - $0.2 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:

(millions of dollars)	June 30, 2013	December 31, 2012

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	--	1.4
Other borrowings	0.6	0.9
Total	83.8	85.5
Less: Current maturities	75.6	77.0
Long-term debt	$8.2	$8.5

     On May 31, 2013, the Company paid $1.4 million for its installment obligations on land and limestone ore reserves acquired from the Cushenbury Mine Trust.

     As of June 30, 2013, the Company had $190.4 million of uncommitted short-term bank credit lines, of which approximately $7.0 million was in use.

Note 9.  Benefit Plans

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$2.3	$2.3	$4.6	$4.7
Interest cost	2.8	2.9	5.6	5.8
Expected return on plan assets	(3.7)	(3.5)	(7.4)	(7.0)
Amortization:
Prior service cost	0.3	0.3	0.6	0.6
Recognized net actuarial loss	3.4	3.4	6.8	6.8
Net periodic benefit cost	$5.1	$5.4	$10.2	$10.9

(millions of dollars)	Other Benefits
	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Service cost	$0.2	$0.1	$0.3	$0.3
Interest cost	0.1	0.1	0.2	0.2
Amortization:
Prior service cost	(0.8)	(0.8)	(1.6)	(1.6)

Net periodic benefit cost	$(0.5)	$(0.6)	$(1.1)	$(1.1)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute approximately $10 million to its pension plans and $1 million to its other post retirement benefit plans in 2013. As of June 30, 2013, $3.9 million has been contributed to the pension plans and approximately $0.3 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

The following are the reclassifications out of accumulated other comprehensive income, net of related tax:

(millions of dollars)	Six Months Ended June 30, 2013
Amortization of prior service cost	$(0.5)
Amortization of actuarial gains (losses)	4.2
Total reclassifications from accumulated other comprehensive income	$3.7

The above amounts are included in net periodic pension costs.  Please see note 9 to the condensed consolidated financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The major components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	Foreign Currency Translation Adjustments	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
Balance as of December 31, 2012	$32.0	$(85.3)	$2.1	$(51.2)

Other comprehensive income (loss) before reclassifications	(21.2)	--	0.5	(20.7)
Amounts reclassified from AOCI	--	3.7	--	3.7
Net current period other comprehensive income(loss)	(21.2)	3.7	0.5	(17.0)
Balance as of June 30, 2013	$10.8	$(81.6)	$2.6	$(68.2)

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

     The following is a reconciliation of asset retirement obligations as of June 30, 2013:

(millions of dollars)
Asset retirement liability, December 31, 2012	$15.0
Accretion expense	0.4
Additional obligations	0.2
Reversals	(0.4)
Payments	(0.1)
Foreign currency translation	(0.2)
Asset retirement liability, June 30, 2013	$14.9

     The current portion of the liability of approximately $1.5 million is included in other current liabilities and the long-term portion of the liability of approximately $13.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2013.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 12 pending asbestos cases. To date, 1,394 silica cases and 33 asbestos cases have been dismissed. Two new asbestos cases were filed in the second quarter of 2013.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 12 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 30, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 30, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.
Note 13.  Non-Operating Income and Deductions, Net

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest income	$0.7	$0.8	$1.4	$1.8
Interest expense	(0.8)	(0.8)	(1.6)	(1.6)
Foreign exchange losses	(1.3)	(0.3)	(0.6)	(0.7)
Other deductions	(0.1)	(0.5)	(0.5)	(0.9)
Non-operating deductions, net	$(1.5)	$(0.8)	$(1.3)	$(1.4)

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2012	$4.7	$345.9	$1,032.9	$(51.2)	$(541.9)	$23.3	$813.7

Net income	--	--	35.9	--	--	1.5	37.4
Other comprehensive income	--	--	--	(17.0)	--	(1.3)	(18.3)
Dividends declared	--	--	(3.5)	--	--	--	(3.5)
Dividends to non-controlling interest	--	--	--	--	--	(0.8)	(0.8)
Employee benefit transactions	--	4.6	--	--	--	--	4.6
Income tax benefit arising from employee
stock option plans	--	0.8	--	--	--	--	0.8
Purchase of common stock for treasury	--	--	--	--	(20.1)	--	(20.1)
Stock based compensation	--	1.8	--	--	--	--	1.8
Balance as of June 30, 2013	$4.7	$353.2	$1,065.2	$(68.2)	$(562.0)	$22.7	$815.6

     The income attributable to non-controlling interests for the six-month periods ended June 30, 2013 and July 1, 2012 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended June 30, 2013 as compared with December 31, 2012.

Note 15.  Segment and Related Information

     Segment information for the three and six-month periods ended June 30, 2013 and July 1, 2012 were as follows:
(millions of dollars)	Net Sales

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Specialty Minerals	$168.3	$165.5	$335.3	$330.6
Refractories	88.5	85.9	172.1	175.3
Total	$256.8	$251.4	$507.4	$505.9

(millions of dollars)	Income from Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Specialty Minerals	$25.2	$22.7	$48.5	$43.5
Refractories	8.5	8.7	15.4	17.8
Total	$33.7	$31.4	$63.9	$61.3

         The carrying amount of goodwill by reportable segment as of June 30, 2013 and December 31, 2012 was as follows:

(millions of dollars)	Goodwill

	Three Months Ended
	June 30, 2013	December 31, 2012
Specialty Minerals	$13.7	$14.1
Refractories	50.9	51.7
Total	$64.6	$65.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income from operations before provision for taxes on income:
	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Income from operations for reportable segments	$33.7	$31.4	$63.9	$61.3
Unallocated corporate expenses	(1.3)	(1.3)	(3.3)	(3.3)
Consolidated income from operations	32.4	30.1	60.6	58.0
Non-operating deductions, net	(1.5)	(0.8)	(1.3)	(1.4)
Income from continuing operations,
before provision for taxes on income	$30.9	$29.3	$59.3	$56.6

The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Paper PCC	$118.3	$116.7	$238.8	$235.8
Specialty PCC	17.3	17.0	34.2	33.4
Talc	13.0	13.1	25.4	25.2
Ground Calcium Carbonate	19.7	18.7	36.9	36.2
Refractory Products	67.2	65.4	129.6	134.5
Metallurgical Products	21.3	20.5	42.5	40.8
Net sales	$256.8	$251.4	$507.4	$505.9

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Minerals Technologies Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and July 1, 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and July 1, 2012.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

New York, New York
 July 26, 2013

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.1	77.4	77.4	77.8

Production margin	22.9	22.6	22.6	22.2
Marketing and administrative expenses	8.4	8.6	8.7	8.8
Research and development expenses	1.9	2.0	1.9	2.0

Income from operations	12.6	12.0	12.0	11.5

Income from continuing operations	8.6	8.0	8.2	7.7

Loss from discontinued operations	(1.9)	(0.2)	(1.1)	(0.2)
Net income	6.7%	7.8%	7.1%	7.5%

Executive Summary

    The Company achieved record earnings from continuing operations for the second quarter and first half of 2013. Earnings from continuing operations in the second quarter of 2013 were $0.63 per share, an increase of 11% over the previous record of $0.57 per share reported in the second quarter of 2012.  The results reflected continued solid financial performance.

    Worldwide sales for the second quarter of 2013 increased 2% from the prior year to $256.8 million from $251.4 million.  Foreign exchange had an unfavorable impact on sales of approximately $3.7 million or 1 percentage point.

     The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the second quarter of 2013, we experienced volume growth of 7% in our Paper PCC operations in Asia due primarily to three new satellites which began operations since the first quarter of last year.  Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $4.9 million in the second quarter of 2013.  We expect to generate approximately $10 million per year of revenue over the 3 year term of the contract.  The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of higher filler loading.  We presently have thirteen commercial contracts for FulFill®.  We expect the contribution of our FulFill® program to operating income between $2.5 million and $3.0 million in 2013.

     Income from operations grew 7% to a Company record of $32.4 million in the second quarter of 2013 from $30.1 million in the second quarter of 2012. Our Specialty Minerals segment reported a second quarter record operating income of $25.2 million, an 11% increase over the prior year.  However, our Refractories segment continues to be affected by weak steel conditions in our two largest markets, North America and Europe.  Operating Income for this segment declined 2% to $8.5 million in the second quarter of 2013.  The Company's Operational Excellence initiatives contributed 2% productivity improvements over the prior year.

    The Company discontinued its operations at its merchant PCC facility at Walsum, Germany in the second quarter.   In connection with the Company's 2007 restructuring of its European coating PCC operations, the Company recorded an impairment charge related to its Walsum facility.  This facility continued to operate well below capacity levels into 2013. The Company recorded a pre-tax charge for closure costs of this facility in the second quarter of $5.9 million. The loss from discontinued operations in the second quarter of 2013 was $0.14 per share compared with $0.01 per share in 2012. All prior periods have been restated to reflect the reclassification as a discontinued operation.

     The Company's balance sheet as of June 30, 2013 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $474 million.  We have available lines of credit of $190.4 million and our debt to equity ratio was 10.0%.  Our cash flows from operations were approximately $34 million in the second quarter of 2013.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate, primarily in Europe. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North America and Europe steel production in the second quarter of 2013 decreased approximately 5% from the prior year.  In the paper industry, which is served by our Paper PCC product line, second quarter 2013 production levels for printing and writing papers within North America and Europe, our two largest markets, both decreased 3% from the prior year.  Our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market all of which experienced growth.

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

     During the second quarter of 2011, M-real Corporation announced plans to divest its Alizay paper mill in France and subsequently ceased operations at the mill. In January 2013, Double A Paper Company announced it had acquired the Alizay mill. The mill resumed operations in June, producing paper using PCC from our satellite facility.  PCC sales from the Alizay facility in the second quarter were $0.6 million.
Outlook

     Looking forward, we remain cautious about the state of the global economy, particularly in Europe, and the impact it will have on our product lines.

     In 2013, the Company will continue to focus on innovation and new product development and other opportunities for sales growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

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

Results of Operations

     Three months ended June 30, 2013 as compared with three months ended July 1, 2012.

Sales
(millions of dollars)	Second Quarter 2013	% of Total Sales	Growth	Second Quarter 2012	% of Total Sales
Net Sales

U.S	$142.8	55.6%	--%	$143.3	57.0%
International	114.0	44.4%	5%	108.1	43.0%
Net sales	$256.8	100.0%	2%	$251.4	100.0%

Paper PCC	$118.3	46.1%	1%	$116.7	46.4%
Specialty PCC	17.3	6.7%	2%	17.0	6.8%
PCC Products	$135.6	52.8%	1%	$133.7	53.2%

Talc	$13.0	5.0%	(1)%	$13.1	5.2%
Ground Calcium Carbonate	19.7	7.7%	5%	18.7	7.4%
Processed Minerals Products	$32.7	12.7%	3%	$31.8	12.6%

Specialty Minerals Segment	$168.3	65.5%	2%	$165.5	65.8%

Refractory Products	$67.2	26.2%	3%	$65.4	26.0%
Metallurgical Products	21.3	8.3%	4%	20.5	8.2%
Refractories Segment	$88.5	34.5%	3%	$85.9	34.2%

Net sales	$256.8	100.0%	2%	$251.4	100.0%

     Worldwide net sales in the second quarter of 2013 increased 2% from the previous year to $256.8 million from $251.4 million. Foreign exchange had an unfavorable impact on sales of approximately $3.7 million or 1 percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $168.3 million from $165.6 million in the prior year.  Sales in the Refractories segment increased 3% to $88.5 million as compared with $85.9 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $135.6 million from $133.7 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $1.7 million or approximately 1 percentage point.  Paper PCC sales increased 1% to $118.3 million in the second quarter of 2013 as compared with the prior year. Paper PCC growth was attributable to increased volumes in Europe and Latin America, the new satellite plants in Asia, and increased usage of the FulFill® technology at existing customers.  These factors more than offset weaker demand in North America. Sales of Specialty PCC increased 1% to $17.3 million from $17.0 million in the prior year, primarily due to increased volumes in the US and higher pricing. Specialty PCC volume increased 7% in the US due to an expansion at our facility in Adams, Massachusetts. This was partially offset by weak market demand in Europe.

     Net sales of Processed Minerals products increased 3% to $32.7 million in the second quarter of 2013 as compared with $31.7 million in the prior year.  Ground Calcium Carbonate sales increased 6% to $19.7 million due primarily due to a more favorable product mix.

     Net sales in the Refractories segment in the second quarter of 2013 increased 3% to $88.5 million from $85.9 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $2.0 million or 2 percentage points.  Sales of refractory products and systems to steel and other industrial applications grew 3% to $67.2 million due to incremental sales from our operations in Bahrain which were partially offset by a reduction in sales in North America due primarily to the closure of two steel mills related to the RG Steel bankruptcy last June. Sales of metallurgical products within the Refractories segment increased 4% to $21.3 million as compared with $20.4 million in the same period last year, primarily attributable to higher volumes in both North America and Europe. Sales growth was achieved in both product lines despite weak market conditions in North America and Europe.

     Net sales in the United States decreased slightly to $142.8 million in the second quarter of 2013 from $143.3 million in the prior year.  International sales in the second quarter of 2013 increased 5% to $114.0 million from $108.1 million in the prior year.

Operating Costs and Expenses (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth

Cost of goods sold	$198.0	$194.6	2%
Marketing and administrative	$21.6	$21.6	0%
Research and development	$4.8	$5.0	(4)%

     Cost of goods sold was 77.1% of sales compared with 77.4% of sales in the prior year.  Production margin increased 4% to $58.8 million.  In the Specialty Minerals segment, production margin increased $2.2 million, or 6%, on 2% sales growth.  This was primarily attributable to volume increases of approximately $0.9 million, price increases, net of raw material cost increases, of $1.3 million, and continued productivity and cost improvements of $0.9 million.  This was partially offset by higher energy costs of $0.9 million.  In the Refractories segment, production margin was approximately the same as the prior year on 3% higher sales.  Production Margin increased due to higher sales to SULB in Bahrain and to a reduction in materials costs. These items were offset by reduced refractory volumes in North America due to the RG Steel bankruptcy and to lower equipment profitability.

     Marketing and administrative costs were the same as the prior year at $21.6 million and represented 8.4% of net sales as compared with 8.6% of net sales in the prior year.

     Research and development expenses decreased 4% to $4.8 million and represented 1.9% of net sales as compared with 2.0% of net sales in the prior year.  This decrease was primarily attributable to lower trial activity as compared with prior year.

Income from Operations (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth

Income from operations	$32.4	$30.1	7%

     The Company recorded income from operations of $32.4 million in the second quarter of 2013 as compared to $30.1 million in the prior year.  Income from operations represented 12.6% of sales in the second quarter of 2013 as compared with 12.0% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 11% to $25.2 million from $22.7 million in the prior year and was 15.0% of net sales as compared with 13.7% in the second quarter of 2012. Operating income for the Refractories segment was $8.5 million, as compared with $8.7 million in the prior year, and represented 9.6% net of sales as compared with 10.1% in the prior year.

Non-Operating Deductions (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth

Non-operating deductions, net	$(1.5)	$(0.8)	88%

     In the second quarter of 2013, the Company recorded net non-operating deductions of $1.5 million as compared with $0.8 million in the prior year.  The increase was primarily due to an increase in foreign exchange losses of $0.9 million in the current year.

Provision for Taxes on Income (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth
Provision for taxes on income	$8.2	$8.7	(6)%

     Provision for taxes on income during the second quarter of 2013 was $8.2 million as compared to $8.7 million during the second quarter of 2012.  The effective tax rate for the second quarter of 2013 was 26.6% as compared to 29.6% for the second quarter of 2012.  The reduction in the effective tax rate was primarily due to one-time tax reserves released upon completion of US tax audits and to the reinstatement of research and development tax credits from the American Taxpayer Relief Act of 2012.

Income from Continuing Operations, net of tax (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth
Income from continuing operations, net of tax	$22.7	$20.7	10%

     Income from continuing operations increased 10% to $22.7 million as compared to $20.7 million in the prior year. Earnings from continuing operations attributable to MTI increased 11% to $0.63 per share as compared with $0.57 per share in the prior year.

Loss from Discontinued Operations (millions of dollars)	Second Quarter 2013	Second Quarter 2012	Growth
Loss from discontinued operations	$(4.9)	$(0.5)	*	%
   * Percentage not meaningful

     In the second quarter of 2013 the Company recognized a loss from discontinued operations, net of tax, of $4.9 million primarily related to facility closure costs at its Paper PCC merchant facility in Walsum, Germany.

Non-controlling Interests (million of dollars)	Second Quarter 2013	Second Quarter 2012	Growth
Non-controlling interests	$0.6	$0.5	20%

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Second Quarter 2013	Second Quarter 2012	Growth
Net income	$17.1	$19.7	(13)%

     Net income attributable to MTI was $17.1 million in the second quarter of 2013 as compared with $19.7 million in the prior year.  The reduction was due to the loss from discontinued operations. Diluted earnings per common share were $0.49 per share in the second quarter of 2013 as compared with $0.56 per share in the prior year.

Six months ended June 30, 2013 as compared with six months ended July 1, 2012

(millions of dollars)	First Half 2013	% of Total Sales	Growth	First Half 2012	% of Total Sales
Net Sales

U.S	$282.6	55.7%	(2)%	$289.1	57.1%
International	224.8	44.3%	4%	216.8	42.9%
Net sales	$507.4	100.0%	0%	$505.9	100.0%

Paper PCC	$238.8	47.1%	1%	$235.8	46.6%
Specialty PCC	34.2	6.7%	2%	33.4	6.6%
PCC Products	$273.0	53.8%	1%	$269.2	53.2%

Talc	$25.4	5.0%	1%	$25.2	5.0%
Ground Calcium Carbonate	36.9	7.3%	2%	36.2	7.2%
Processed Minerals Products	$62.3	12.3%	1%	$61.4	12.1%

Specialty Minerals Segment	$335.3	66.1%	1%	$330.6	65.3%

Refractory Products	$129.6	25.5%	(4)%	$134.5	26.6%
Metallurgical Products	42.5	8.4%	4%	40.8	8.1%
Refractories Segment	$172.1	33.9%	(2)%	$175.3	34.7%

Net sales	$507.4	100.0%	0%	$505.9	100.0%

     Worldwide net sales in the first half of 2013 increased slightly from the previous year to $507.4 million from $505.9 million. Foreign exchange had an unfavorable impact on sales of approximately $5.7 million or 1 percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 1% to $335.3 million from $330.6 million in the prior year.  Sales in the Refractories segment decreased 2% to $172.1 million as compared with $175.3 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $273.0 million from $269.2 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $3.0 million or approximately 1 percentage point.  Paper PCC sales increased 1% to $238.8 million from $235.8 million in the prior year.  Sales growth in Asia related to three new PCC satellites were partially offset by several paper mill and paper machine shutdowns in North America.  Sales of Specialty PCC increased 2% to $34.2 million from $33.4 million in the prior year.  This increase was due to higher volumes in the US and increased pricing, partially offset by weak demand in Europe.

     Net sales of Processed Minerals products increased 1% to $62.3 million in the first half of 2013 as compared with the prior year.  Ground Calcium Carbonate sales increased 2% to $36.9 million from $36.2 million due primarily to increased volumes and a more favorable product mix.

     Net sales in the Refractories segment in the first half of 2013 decreased 2% to $172.1 million from $175.3 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $2.7 million or 2 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 4% to $129.6 million from $134.5 million in the prior year due to weak market conditions in North America and Europe, lower equipment sales, and lower sales to non-steel applications.  Sales of metallurgical products within the Refractories segment increased 4% to $42.5 million as compared with $40.8 million in the same period last year, primarily attributable to higher volumes in North America and Europe.

     Net sales in the United States decreased 2% to $282.6 million in the first half of 2013 from $289.1 million in the prior year.  International sales in the first half of 2013 increased 4% to $224.8 million from $216.8 million in the prior year.

Operating Costs and Expenses (millions of dollars)	First Half 2013	First Half 2012	Growth

Cost of goods sold	$392.6	$393.5	--%
Marketing and administrative	$44.5	$44.3	--%
Research and development	$9.6	$10.1	(5)%

      Cost of goods sold was 77.4% of sales compared with 77.8% of sales in the prior year.  Production margin increased 2% to $114.7 million.  In the Specialty Minerals segment, production margin increased $4.7 million, or 6%, on a 1% increase in sales.  This was primarily attributable to improved profitability in Asia and to volume increases of approximately $2.0 million, price increases, net of raw material cost increases, of $2.3 million, and continued productivity and cost improvements of $1.7 million.  This was partially offset higher energy costs of $1.3 million.  In the Refractories segment, production margin decreased $2.3 million or 6%.  The decrease in margin was due primarily to lower pricing, partially offset by a reduction in materials cost of $1.1 million, to lower equipment sales which affected profitability by $0.9 million and to foreign exchange.

     Marketing and administrative costs increased slightly to $44.5 million and represented 8.7% of net sales, the same as in the prior year.

     Research and development expenses decreased 4% to $9.6 million from $10.1 million in the prior year and represented 1.9% of net sales as compared with 2.0% of net sales in the prior year.  This decrease was primarily attributable to lower trial activity as compared with prior year.

Income from Operations (millions of dollars)	First Half 2013	First Half 2012	Growth

Income from operations	$60.6	$58.0	4%

     The Company recorded income from operations of $60.6 million in the first half of 2013 as compared to $58.0 million in the prior year.  Income from operations represented 12.0% of sales in the first half of 2013 as compared with 11.5% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 11% to $48.5 million from $43.5 million in the prior year and was 14.5% of net sales as compared with 13.2% in the first half of 2012. Operating income for the Refractories segment was $15.4 million, as compared to income from operations of $17.8 million in the prior year, and represented 8.9% of net sales as compared with 10.2% in the prior year.

Non-Operating Deductions (millions of dollars)	First Half 2013	First Half 2012	Growth

Non-operating deductions, net	$(1.3)	$(1.4)	(7)%

     In the first half of 2013, the Company recorded net non-operating deductions of $1.3 million as compared to $1.4 million in the prior year.
Provision for Taxes on Income (millions of dollars)	First Half 2013	First Half 2012	Growth

Provision for taxes on income	$16.3	$16.8	(3)%

     Provision for taxes on income during the first half of 2013 was $16.3 million as compared to $16.8 million during the first half of 2012.  The effective tax rate for the first half of 2013 was 27.4% as compared to 29.6% for the first half of 2012.  The reduction in the effective tax rate was primarily due to one-time tax reserves released upon completion of US tax audits in the second quarter and to the reinstatement of research and development tax credits from the American Taxpayer Relief Act of 2012.

Income from Continuing Operations (millions of dollars)	First Half 2013	First Half 2012	Growth
Income from continuing operations	$43.0	$39.9	8%

     Income from continuing operations increased 8% to $43.0 million as compared to $39.9 million in the prior year. Earnings from continuing operations attributable to MTI increased 8% to $1.18 per share as compared with $1.09 per share in the prior year.

Loss from Discontinued Operations (millions of dollars)	First Half 2013	First Half 2012	Growth
Loss from discontinued operations	$(5.7)	$(1.1)	*	%
   * Percentage not meaningful

     In the first half of 2013 the Company recognized a loss from discontinued operations of $5.7 million related primarily to facility closure costs at its Paper PCC merchant facility in Walsum, Germany in the second quarter.

Non-controlling Interests (million of dollars)	First Half 2013	First Half 2012	Growth
Non-controlling interests	$1.5	$1.1	36%

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	First Half 2013	First Half 2012	Growth
Net income	$35.9	$37.7	(5)%

     Net income attributable to MTI was $35.9 million in the first half of 2013 as compared with income of $37.7 million in the prior year.  The reduction was due to the loss from discontinued operations. Diluted earnings per common share were $1.02 per share in the first half of 2013 as compared with $1.06 per share in the prior year.

Liquidity and Capital Resources

          Cash provided from operating activities from continuing operations in the first half of 2013 was $59.9 million, compared with $66.6 million in the prior year.  Cash flows provided from operations in the first half of 2013 were principally used to fund capital expenditures, pay the Company's dividend to common shareholders and to repurchase shares.  Cash flows used in discontinued operations were not material to the Company's liquidity.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital increased approximately 1% from December 2012.  Total average days of working capital decreased to 55 days in the second quarter of 2013 from 59 days in the fourth quarter of 2012.  This decrease was primarily attributable to an increase in days payable outstanding.

      The Company's $75 million of private placement debt will mature in October 2013. The company expects to refinance these notes.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of June 30, 2013, 1,120,225 shares have been repurchased under this program for $50.8 million.

     The Company had $190.4 million in uncommitted short-term bank credit lines, of which $7.0 million were in use at June 30, 2013.  The credit lines are primarily in the US, with approximately $20.4 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2013 should be between $55 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2013 - $75.3 million; 2014 - $8.5 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million thereafter - $-- million.

     The Company's debt to capital ratio is 10.0%, which is below the only financial covenant ratio in its debt agreements.

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

     We had open forward exchange contracts to purchase approximately $0.3 million of foreign currencies as of June 30, 2013. The contracts mature in July 2013.  The fair value of these instruments at June 30, 2013 was a liability of less than $0.1 million.

     The Company has open foreign exchange contracts as a hedge of its net investment in Europe. These contracts mature in October 2013. The fair value of these instruments at June 30, 2013 was an asset of $4.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2013  that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 12 pending asbestos cases. To date, 1,394 silica cases and 33 asbestos cases have been dismissed. Two new asbestos cases were filed in the second quarter of 2013.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 12 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 30, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 30, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2012 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 – April 28	64,000	$39.82	925,825	$32,353,154

April 29 - May 26	74,500	$41.65	1,000,325	$29,250,579

May 27 – June 30	119,900	$42.14	1,120,225	$24,198,520

Total	258,400	$41.42

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of June 30, 2013, 1,120,225 shares have been repurchased under this program for $50.8 million.

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
Chief Financial Officer
(principal financial officer)

July 26, 2013

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