Form 10-Q
period 2013-09-29
MINERALS TECHNOLOGIES INC
filed 2013-11-01
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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
submit and post such files)

YES _X_	NO _

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at October 18, 2013 34,431,056

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 29, 2013 (Unaudited) and December 31, 2012	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 29, 2013 and September 30, 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Default Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signature		30

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

		Three Months Ended		Nine Months Ended
(in thousands, except per share data)		Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Net sales		$254,192	$247,803	$761,549	$753,719
Cost of goods sold		194,272	192,180	586,897	585,691
Production margin		59,920	55,623	174,652	168,028

Marketing and administrative expenses		21,861	21,953	66,318	66,256
Research and development expenses		5,302	5,105	14,946	15,178

Income from operations		32,757	28,565	93,388	86,594

Non-operating deductions, net		(1,234)	(650)	(2,572)	(2,016)
Income from continuing operations before provision for taxes		31,523	27,915	90,816	84,578
Provision for taxes on income		8,952	8,245	25,219	24,999

Income from continuing operations, net of tax		22,571	19,670	65,597	59,579
Loss from discontinued operations, net of tax		(21)	(487)	(5,704)	(1,549)
Consolidated net income		22,550	19,183	59,893	58,030

Less:	Net income attributable to non-controlling interests	686	553	2,152	1,653
Net income attributable to Minerals Technologies Inc. (MTI)		21,864	18,630	57,741	56,377
Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI		$0.63	$0.54	$1.82	$1.64
Loss from discontinued operations attributable to MTI		--	(0.01)	(0.16)	(0.04)
Basic earnings per share attributable to MTI		$0.63	$0.53	$1.66	$1.60

Diluted:
Income from continuing operations attributable to MTI		$0.63	$0.54	$1.81	$1.63
Loss from discontinued operations attributable to MTI		--	(0.01)	(0.16)	(0.04)
Diluted earnings per share attributable to MTI		$0.63	$0.53	$1.65	$1.59

Cash dividends declared per common share		$0.050	$0.025	$0.15	$0.075

Shares used in computation of earnings per share:

Basic		34,615	35,280	34,803	35,388
Diluted		34,881	35,466	35,054	35,550

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(thousands of dollars)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Consolidated net income	$22,550	$19,183	$59,893	$58,030
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,570	8,562	(15,041)	1,595
Pension and postretirement plan adjustments	1,900	1,829	5,649	5,481
Cash flow hedges:
Net derivative gains (losses) arising during the period	(3)	(299)	511	380
Comprehensive income	32,017	29,275	51,012	65,486
Comprehensive income attributable to
non-controlling interest	(582)	(750)	(750)	(1,561)
Comprehensive income attributable to MTI	$31,435	$28,525	$50,262	$63,925

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	Sept. 29, 2013*	December 31, 2012**

Current assets:
Cash and cash equivalents	$469,654	$454,092
Short-term investments, at cost which approximates market	16,295	14,178
Accounts receivable, net	207,221	193,328
Inventories	90,309	84,569
Prepaid expenses and other current assets	20,164	18,318
Total current assets	803,643	764,485

Property, plant and equipment, less accumulated depreciation and depletion – September 29, 2013- $967,765; December 31, 2012 - $944,283….....	307,882	317,669
Goodwill	64,683	65,829
Other assets and deferred charges	50,654	63,206
Total assets	$1,226,862	$1,211,189

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6,921	$7,111
Current maturities of long-term debt	570	76,977
Accounts payable	105,318	98,371
Other current liabilities	63,835	67,639
Total current liabilities	176,644	250,098

Long-term debt	83,200	8,478
Accrued Pension and Post-Retirement Benefits	105,902	108,035
Other non-current liabilities	28,842	30,859
Total liabilities	394,588	397,470

Shareholders' equity:
Common stock	4,753	4,700
Additional paid-in capital	363,425	345,929
Retained earnings	1,085,379	1,032,869
Accumulated other comprehensive loss	(58,679)	(51,198)
Less common stock held in treasury	(585,899)	(541,889)

Total MTI shareholders' equity	808,979	790,411
Non-controlling interest	23,295	23,308
Total shareholders' equity	832,274	813,719

Total liabilities and shareholders' equity	$1,226,862	$1,211,189

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	Nine Months Ended
(thousands of dollars)	Sept. 29, 2013	Sept. 30, 2012
Operating Activities:

Consolidated net income	$59,893	$58,030
Loss from discontinued operations	(5,704)	(1,549)
Income from continuing operations	65,597	59,579

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	35,233	37,433
Payments relating to restructuring activities	(254)	(826)
Pension plan funding	(7,399)	(11,760)
Tax benefits related to stock incentive programs	488	270
Other non-cash items	4,847	6,891
Net changes in operating assets and liabilities	(5,150)	15,729
Net cash provided by continuing operations	93,362	107,316
Net cash used in discontinued operations	(2,528)	(2,523)
Net cash provided by operating activities	90,834	104,793

Investing Activities:

Purchases of property, plant and equipment	(32,028)	(37,846)
Proceeds from sale of short-term investments	2,377	9,310
Purchases of short-term investments	(5,407)	(4,062)
Net cash used in investing activities	(35,058)	(32,598)

Financing Activities:

Repayment of long-term debt	(1,705)	(8,280)
Net issuance (repayment) of short-term debt……………………………...	30	(937)
Purchase of common shares for treasury	(42,910)	(8,710)
Proceeds from issuance of stock under option plan	11,403	6,190
Excess tax benefits related to stock incentive programs	2,115	38
Dividends paid to non-controlling interest………………………………...	(763)	(3,394)
Cash dividends paid	(5,229)	(2,656)
Net cash used in financing activities	(37,059)	(17,749)

Effect of exchange rate changes on cash and
cash equivalents	(3,155)	(492)

Net increase in cash and cash equivalents	15,562	53,954
Cash and cash equivalents at beginning of period	454,092	395,152
Cash and cash equivalents at end of period	$469,654	$449,106

Supplemental disclosure of cash flow information:
Interest paid	$2,129	$1,791

Income taxes paid	$21,482	$15,378

Non-cash financing activities:
Treasury stock purchases settled after period-end	$1,100	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended September 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
	Three Months Ended		Nine Months Ended
Basic EPS (in millions, except per share data)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Income from continuing operations
attributable to MTI	$21.9	$19.1	$63.4	$57.9
Loss from discontinued operations
attributable to MTI	--	(0.5)	(5.7)	(1.5)
Net income attributable to MTI	$21.9	$18.6	$57.7	$56.4

Weighted average shares outstanding	34.6	35.3	34.8	35.4

Basic earnings per share from continuing operations
attributable to MTI	$0.63	$0.54	$1.82	$1.64
Basic loss per share from discontinued operations
attributable to MTI	--	(0.01)	(0.16)	(0.04)
Basic earnings per share attributable to MTI	$0.63	$0.53	$1.66	$1.60

	Three Months Ended		Nine Months Ended
Diluted EPS (in millions, except per share data)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Income from continuing operations
attributable to MTI	$21.9	$19.1	$63.4	$57.9
Loss from discontinued operations
attributable to MTI	--	(0.5)	(5.7)	(1.5)
Net income attributable to MTI	$21.9	$18.6	$57.7	$56.4

Weighted average shares outstanding	34.6	35.3	34.8	35.4

Dilutive effect of stock options and stock units	0.3	0.2	0.3	0.2
Weighted average shares outstanding, adjusted	34.9	35.5	35.1	35.6

Diluted earnings per share from continuing operations
attributable to MTI	$0.63	$0.54	$1.81	$1.63
Diluted loss per share from discontinued operations
attributable to MTI	--	(0.01)	(0.16)	(0.04)
Diluted earnings per share attributable to MTI	$0.63	$0.53	$1.65	$1.59

     Options to purchase 238,287 shares and 113,000 shares of common stock for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Discontinued Operations

     During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  The remaining assets at this facility are not material and are being disposed.  All prior periods have been restated to reflect such reclassification. These operations were part of the Company's Specialty Minerals segment.

     The following table provides selected financial information for the Walsum plant included within discontinued operations in the Consolidated Statements of Income.  The amounts exclude general corporate overhead and interest expense which were previously allocated to the entity comprising the discontinued operations.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Net sales	$--	$2.5	$1.7	$7.7

Production margin	--	(0.6)	(2.3)	(1.7)

Expenses	--	0.1	0.4	0.6

Facility closure costs	--	--	5.9	--

Loss from operations	$--	$(0.7)	$(8.6)	$(2.3)

Benefit for taxes on income	$--	$(0.2)	$(2.9)	$(0.7)

Loss from discontinued operations, net of tax	$--	$(0.5)	$(5.7)	$(1.6)

Note 5.   Income Taxes

As of September 29, 2013, the Company had approximately $3.8 million of total unrecognized income tax benefits. Included in this amount were a total of $2.4 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of less than $0.1 million and a decrease of $0.4 million during the third quarter and first nine months of 2013, respectively, and has an accrued balance of $0.6 million of interest and penalties as of September 29, 2013.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	September 29, 2013	December 31, 2012
Raw materials	$35.2	$30.8
Work-in-process	6.2	6.5
Finished goods	28.0	26.5
Packaging and supplies	20.9	20.8
Total inventories	$90.3	$84.6

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $64.7 million, and $65.8 million as of September 29, 2013 and December 31, 2012, respectively.  The net change in goodwill since December 31, 2012 was attributable to the effect of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
     Acquired intangible assets subject to amortization as of September 29, 2013 and December 31, 2012 were as follows:

	September 29, 2013		December 31, 2012
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.0	3.6	6.0	3.4
Customer lists	2.9	2.6	2.9	2.4
	$8.9	6.2	8.9	5.8

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.6 million for 2013 and $0.4 million each of the next five years through 2018.

     Included in other assets and deferred charges is an intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets.  Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the third quarter of 2013.  Estimated amortization as a reduction of sales is as follows: remainder of 2013 - $0.1 million; 2014 - $0.4 million; 2015 - $0.1 million.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	September 29, 2013	December 31, 2012

5.53% Series 2006A Senior Notes
Due October 5, 2013	$50.0	$50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013	25.0	25.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	--	1.4
Other borrowings	0.6	0.9
Total	83.8	85.5
Less: Current maturities	0.6	77.0
Long-term debt	$83.2	$8.5

     On May 31, 2013, the Company paid $1.4 million for its installment obligations on land and limestone ore reserves acquired from the Cushenbury Mine Trust.

     On October 7,  2013, the Company entered into, through private placement,  a Note Purchase Agreement for $75 million aggregate principal amount of senior unsecured notes, consisting of (a) $30,000,000 aggregate principal amount 3.46% Senior Notes, Series A, due October 7, 2020 (the "Series A Notes"), and (b) $45,000,000 aggregate principal amount 4.13% Senior Notes, Series B, due October 7, 2023 (the "Series B Notes" and, together with the Series A Notes, the "Notes").  The Company has used the proceeds of the Notes to repay its $75 million aggregate principal amount of senior unsecured notes due October 5, 2013

     As of September 29, 2013, the Company had $190.4 million of uncommitted short-term bank credit lines, of which approximately $6.9 million was in use.

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

Components of Net Periodic Benefit Cost

(millions of dollars)	Pension Benefits
	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Service cost	$1.9	$2.3	$6.4	$7.0
Interest cost	2.9	2.9	8.5	8.7
Expected return on plan assets	(3.8)	(3.5)	(11.1)	(10.4)
Amortization:
Prior service cost	0.3	0.3	0.9	0.9
Recognized net actuarial loss	3.4	3.4	10.2	10.2
Net periodic benefit cost	$4.7	$5.4	$14.9	$16.4

(millions of dollars)	Other Benefits
	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Service cost	$0.2	$0.1	$0.5	$0.4
Interest cost	0.1	0.1	0.2	0.3
Amortization:
Prior service cost	(0.8)	(0.8)	(2.3)	(2.3)

Net periodic benefit cost	$(0.5)	$(0.6)	$(1.6)	$(1.6)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

     The Company expects to contribute approximately $10.0 million to its pension plans and $1.0 million to its other post retirement benefit plans in 2013. As of September 29, 2013, $7.4 million has been contributed to the pension plans and approximately $0.4 million has been contributed to the other post retirement benefit plans.

Note 10.  Comprehensive Income

The following are the reclassifications out of accumulated other comprehensive income, net of related tax:

(millions of dollars)	Nine Months Ended Sept. 29, 2013
Amortization of prior service cost	$(0.8)
Amortization of actuarial gains (losses)	6.4
Total reclassifications from accumulated other comprehensive income	$5.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
The above amounts are included in net periodic pension costs.  Please see note 9 to the condensed consolidated financial statements.

The major components of accumulated other comprehensive income, net of related tax, are as follows:

(millions of dollars)	Foreign Currency Translation Adjustments	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
Balance as of December 31, 2012	$32.0	$(85.3)	$2.1	$(51.2)

Other comprehensive income (loss) before reclassifications	(13.6)	--	0.5	(13.1)
Amounts reclassified from AOCI	--	5.6	--	5.6
Net current period other comprehensive income(loss)	(13.6)	5.6	0.5	(7.5)
Balance as of September 29, 2013	$18.4	$(79.7)	$2.6	$(58.7)

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

     The following is a reconciliation of asset retirement obligations as of September 29, 2013:

(millions of dollars)
Asset retirement liability, December 31, 2012	$15.0
Accretion expense	0.5
Additional obligations	0.3
Reversals	(0.4)
Payments	(0.1)
Foreign currency translation	(0.1)
Asset retirement liability, September 29, 2013	$15.2

     The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $14.8 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 29, 2013.

Note 12.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 14 pending asbestos cases.  To date, 1,394 silica cases and 34 asbestos cases have been dismissed.  Two new asbestos cases were filed in the third quarter of 2013, and an additional one case was filed at the beginning of the fourth quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 14 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 29, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 29, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.  Non-Operating Income and Deductions, Net

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Interest income	$0.7	$0.7	$2.1	$2.5
Interest expense	(0.8)	(0.8)	(2.6)	(2.4)
Foreign exchange losses	(0.9)	(0.1)	(1.5)	(0.8)
Other deductions	(0.2)	(0.4)	(0.6)	(1.3)
Non-operating deductions, net	$(1.2)	$(0.6)	$(2.6)	$(2.0)

Note 14 .  Non-controlling interests

     The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2012	$4.7	$345.9	$1,032.9	$(51.2)	$(541.9)	$23.3	$813.7

Net income	--	--	57.7	--	--	2.2	59.9
Other comprehensive income	--	--	--	(7.5)	--	(1.4)	(8.9)
Dividends declared	--	--	(5.2)	--	--	--	(5.2)
Dividends to non-controlling interest	--	--	--	--	--	(0.8)	(0.8)
Employee benefit transactions	0.1	11.4	--	--	--	--	11.5
Income tax benefit arising from employee
stock option plans	--	2.6	--	--	--	--	2.6
Purchase of common stock for treasury	--	--	--	--	(44.0)	--	(44.0)
Stock based compensation	--	3.5	--	--	--	--	3.5
Balance as of September 29, 2013	$4.8	$363.4	$1,085.4	$(58.7)	$(585.9)	$23.3	$832.3

     The income attributable to non-controlling interests for the nine-month periods ended September 29, 2013 and September 30, 2012 was from continuing operations. The remainder of income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended September 29, 2013 as compared with December 31, 2012.

Note 15.  Segment and Related Information

     Segment information for the three and nine-month periods ended September 29, 2013 and September 30, 2012 were as follows:
(millions of dollars)	Net Sales

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Specialty Minerals	$167.4	$163.1	$502.5	$493.7
Refractories	86.8	84.7	259.0	260.0
Total	$254.2	$247.8	$761.5	$753.7

(millions of dollars)	Income from Operations

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Specialty Minerals	$26.0	$23.3	$74.4	$66.9
Refractories	8.4	7.2	23.8	25.0
Total	$34.4	$30.5	$98.2	$91.9

         The carrying amount of goodwill by reportable segment as of September 29, 2013 and December 31, 2012 was as follows:

(millions of dollars)	Goodwill

	Three Months Ended
	Sept. 29, 2013	Dec. 31, 2012
Specialty Minerals	$14.1	$14.1
Refractories	50.6	51.7
Total	$64.7	$65.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

(millions of dollars)	Income from operations before provision for taxes on income:
	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

Income from operations for reportable segments	$34.4	$30.5	$98.2	$91.9
Unallocated corporate expenses	(1.6)	(2.0)	(4.8)	(5.3)
Consolidated income from operations	32.8	28.5	93.4	86.6
Non-operating deductions, net	(1.2)	(0.6)	(2.6)	(2.0)
Income from continuing operations,
before provision for taxes on income	$31.6	$27.9	$90.8	$84.6

The Company's sales by product category are as follows:

(millions of dollars)	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Paper PCC	$119.3	$118.1	$357.9	$353.9
Specialty PCC	16.6	16.4	50.8	49.8
Talc	12.8	11.9	38.2	37.1
Ground Calcium Carbonate	18.7	16.7	55.6	52.9
Refractory Products	66.3	66.0	195.9	200.5
Metallurgical Products	20.5	18.7	63.1	59.5
Net sales	$254.2	$247.8	$761.5	$753.7

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Minerals Technologies Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of September 29, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2013 and September 30, 2012.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

New York, New York
 November 1, 2013

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.4	77.6	77.1	77.7

Production margin	23.6	22.4	22.9	22.3
Marketing and administrative expenses	8.6	8.9	8.7	8.8
Research and development expenses	2.1	2.1	2.0	2.0

Income from operations	12.9	11.5	12.2	11.5

Income from continuing operations	8.9	7.9	8.6	7.9

Loss from discontinued operations	--	(0.2)	(0.7)	(0.2)
Net income	8.6%	7.5%	7.6%	7.5%

Executive Summary

    The Company achieved record operating income for the third quarter and first nine months of 2013.  Earnings from continuing operations in the third quarter of 2013 were $0.63 per share, an increase of 17% over the $0.54 per share reported in the third quarter of 2012.  The results reflected continued solid financial performance.

    Worldwide sales for the third quarter of 2013 increased 3% from the prior year to $254.2 million from $247.8 million.  Foreign exchange had an unfavorable impact on sales of approximately $2.9 million or 1 percentage point.

     The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the third quarter of 2013, we experienced sales growth of 11% in our Paper PCC operations in Asia due primarily to three new satellites which began operations since the first quarter of last year.  Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $5.1 million in the third quarter of 2013.  We expect to generate on average $10 million per year of revenue over the 3 year term of the contract.  The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of higher filler loading.  We presently have 13 commercial contracts for FulFill®.  We expect the contribution of our FulFill® program to operating income between $2.5 million and $3.0 million in 2013.

     Income from operations grew 15% to a Company record of $32.8 million in the third quarter of 2013 from $28.6 million in the third quarter of 2012. Our Specialty Minerals segment reported record third quarter operating income of $26.0 million, a 12% increase over the prior year and represents a 15.5% operating margin.  Operating Income for our Refractories segment increased 17% to $8.4 million in the third quarter of 2013.  The Company's Operational Excellence initiatives contributed 4% productivity improvements over the prior year.

     The Company's balance sheet as of September 29, 2013 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $486 million.  We have available lines of credit of $190.4 million and our debt to equity ratio was 10.0%.  Our cash flows from operations were approximately $34 million in the third quarter of 2013.

     We face some significant risks and challenges in the future:

•
The industries we serve, primarily paper, steel, construction and automotive, have been adversely affected by the uncertain global economic climate, primarily in Europe. Although these markets have stabilized, our global business could be adversely affected by further decreases in economic activity.  Our Refractories segment primarily serves the steel industry.  North America and Europe steel production in the third quarter of 2013 decreased approximately 2% and 3%, respectively, from the prior year.  In the paper industry, which is served by our Paper PCC product line, third quarter 2013 production levels for printing and writing papers within North America and Europe, our two largest markets, both decreased 2% from the prior year.  Our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market all of which have experienced volatility in recent years, but experienced growth in the past year.

•
Some of our customers may experience mill shutdowns due to further consolidations, or may face liquidity issues, or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses.

•
Consolidations and rationalizations in the paper and steel industries could continue in the future. Consolidations in the two major industries we serve concentrate purchasing power in the hands of fewer customers, increasing pricing pressure on suppliers such as us.  In the paper industry, consolidations could result in partial or total closure of some paper mills where we operate PCC satellites, reducing our sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by us.

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

     In 2013, the Company continues to focus on innovation and new product development and other opportunities for sales growth as follows:

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

Results of Operations

     Three months ended September 29, 2013 as compared with three months ended September 30, 2012.

Sales
(millions of dollars)	Third Quarter 2013	% of Total Sales	Growth	Third Quarter 2012	% of Total Sales
Net Sales

U.S	$142.1	55.9%	3%	$138.4	55.9%
International	112.1	44.1%	2%	109.4	44.1%
Net sales	$254.2	100.0%	3%	$247.8	100.0%

Paper PCC	$119.3	46.9%	1%	$118.1	47.7%
Specialty PCC	16.6	6.5%	1%	16.4	6.6%
PCC Products	$135.9	53.4%	1%	$134.5	54.3%

Talc	$12.8	5.0%	8%	$11.9	4.8%
Ground Calcium Carbonate	18.7	7.4%	12%	16.7	6.7%
Processed Minerals Products	$31.5	12.4%	10%	$28.6	11.5%

Specialty Minerals Segment	$167.4	65.8%	3%	$163.1	65.8%

Refractory Products	$66.3	26.1%	0%	$66.0	26.6%
Metallurgical Products	20.5	8.1%	10%	18.7	7.5%
Refractories Segment	$86.8	34.2%	2%	$84.7	34.2%

Net sales	$254.2	100.0%	3%	$247.8	100.0%

     Worldwide net sales in the third quarter of 2013 increased 3% from the previous year to $254.2 million from $247.8 million.  Foreign exchange had an unfavorable impact on sales of approximately $2.9 million or 1 percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 3% to $167.4 million from $163.1 million in the prior year.  Sales in the Refractories segment increased 2% to $86.8 million as compared with $84.7 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $135.9 million from $134.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $1.5 million or approximately 1 percentage point.  Paper PCC sales increased 1% to $119.3 million in the third quarter of 2013 as compared with the prior year.  Paper PCC growth was attributable to increased volumes in Europe related to the re-start of our Alizay, France satellite, the new satellite plants in Asia, and increased usage of the FulFill® technology at existing customers.  These factors more than offset weaker demand in North America and Latin America.  Sales of Specialty PCC increased 1% to $16.6 million from $16.4 million in the prior year, primarily due to increased volumes in the U.S. and higher pricing.  Specialty PCC volume increased 9% in the U.S. due to an expansion at our facility in Adams, Massachusetts. This was partially offset by weak market demand in Europe.

Net sales of Processed Minerals products increased 10% to $31.5 million in the third quarter of 2013 as compared with $28.6 million in the prior year. Ground Calcium Carbonate sales increased 12% to $18.7 million primarily due to increased volumes. Talc sales increased 8% to $12.8 million primarily due to increased volumes.

Net sales in the Refractories segment in the third quarter of 2013 increased 2% to $86.8 million from $84.7 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $1.4 million or 2 percentage points.  Sales of refractory products and systems to steel and other industrial applications increased slightly to $66.3 million due to incremental sales from our operations in Bahrain which were partially offset by a reduction in sales in North America due to a steel mill strike and temporary shutdowns.  Sales of metallurgical products within the Refractories segment increased 10% to $20.5 million as compared with $18.7 million in the same period last year, primarily attributable to higher volumes in both North America and Europe.  Sales growth was achieved in both product lines despite weak market conditions in North America and Europe.

     Net sales in the United States increased 3% to $142.1 million in the third quarter of 2013 from $138.4 million in the prior year.  International sales in the third quarter of 2013 increased 2% to $112.1 million from $109.4 million in the prior year.

Operating Costs and Expenses (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth

Cost of goods sold	$194.3	$192.2	1%
Marketing and administrative	$21.9	$22.0	--%
Research and development	$5.3	$5.1	4%

     Cost of goods sold was 76.4% of sales compared with 77.6% of sales in the prior year.  Production margin increased 8% to $59.9 million.  In the Specialty Minerals segment, production margin increased $3.0 million, or 8%, on 3% sales growth.  This was primarily attributable to volume increases of approximately $2.6 million, price increases, net of raw material cost increases, of $1.5 million, and continued productivity and cost improvements of $0.7 million.  This was partially offset by higher energy costs of $0.9 million.  In the Refractories segment, production margin increased $1.3 million, or 7% on 2% sales growth.  Production Margin increased due to higher sales to SULB in Bahrain, volume increases of metallurgical products, and a reduction in materials costs.

     Marketing and administrative costs decreased slightly to $21.9 million and represented 8.6% of net sales as compared with 8.9% of net sales in the prior year.

     Research and development expenses increased 4% to $5.3 million from $5.1 million in the prior year and represented 2.1% of net sales, the same as in the prior year.

Income from Operations (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth

Income from operations	$32.8	$28.6	15%

     The Company recorded income from operations of $32.8 million in the third quarter of 2013 as compared to $28.6 million in the prior year.  Income from operations represented 12.9% of sales in the third quarter of 2013 as compared with 11.5% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 12% to $26.0 million from $23.3 million in the prior year and was 15.5% of net sales as compared with 14.3% in the third quarter of 2012.  Operating income for the Refractories segment was $8.4 million, as compared with $7.2 million in the prior year, and represented 9.7% net of sales as compared with 8.5% in the prior year.

Non-Operating Deductions (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth

Non-operating deductions, net	$(1.2)	$(0.6)	100%

In the third quarter of 2013, the Company recorded net non-operating deductions of $1.2 million as compared with $0.6 million in the prior year. The increase was primarily due to an increase in foreign exchange losses of $0.8 million in the current year.

Provision for Taxes on Income (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth
Provision for taxes on income	$9.0	$8.2	10%

     Provision for taxes on income during the third quarter of 2013 was $9.0 million as compared to $8.2 million during the third quarter of 2012.  The effective tax rate for the third quarter of 2013 was 28.4% as compared to 29.6% for the third quarter of 2012.

Income from Continuing Operations, net of tax (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth
Income from continuing operations, net of tax	$22.6	$19.7	15%

     Income from continuing operations increased 15% to $22.6 million as compared to $19.7 million in the prior year.  Earnings from continuing operations attributable to MTI increased 17% to $0.63 per share as compared with $0.54 per share in the prior year.

Loss from Discontinued Operations (millions of dollars)	Third Quarter 2013	Third Quarter 2012	Growth
Loss from discontinued operations	$--	$(0.5)	*	%
   * Percentage not meaningful

     During the second quarter of 2013 the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  In the third quarter of 2012, this facility incurred a loss from discontinued operations of $0.5 million.

Non-controlling Interests (million of dollars)	Third Quarter 2013	Third Quarter 2012	Growth
Non-controlling interests	$0.7	$0.6	17%

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income Attributable to MTI (million of dollars)	Third Quarter 2013	Third Quarter 2012	Growth
Net income	$21.9	$18.6	17%

     Net income attributable to MTI was $21.9 million in the third quarter of 2013 as compared with $18.6 million in the prior year.  Diluted earnings per common share were $0.63 per share in the third quarter of 2013 as compared with $0.53 per share in the prior year.

Nine months ended September 29, 2013 as compared with nine months ended September 30, 2012

(millions of dollars)	First Nine Months 2013	% of Total Sales	Growth	First Nine Months 2012	% of Total Sales
Net Sales

U.S	$424.7	55.8%	(1)%	$427.4	56.7%
International	336.8	44.2%	3%	326.3	43.3%
Net sales	$761.5	100.0%	1%	$753.7	100.0%

Paper PCC	$357.9	47.0%	1%	$353.9	47.0%
Specialty PCC	50.8	6.7%	2%	49.8	6.6%
PCC Products	$408.7	53.7%	1%	$403.7	53.6%

Talc	$38.2	5.0%	3%	$37.1	4.9%
Ground Calcium Carbonate	55.6	7.3%	5%	52.9	7.0%
Processed Minerals Products	$93.8	12.3%	4%	$90.0	11.9%

Specialty Minerals Segment	$502.5	66.0%	2%	$493.7	65.5%

Refractory Products	$195.9	25.7%	(2)%	$200.5	26.6%
Metallurgical Products	63.1	8.3%	6%	59.5	7.9%
Refractories Segment	$259.0	34.0%	0%	$260.0	34.5%

Net sales	$761.5	100.0%	1%	$753.7	100.0%

     Worldwide net sales in the first nine months of 2013 increased 1% to $761.5 million from $753.7 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $8.6 million or 1 percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 2% to $502.5 million from $493.7 million in the prior year.  Sales in the Refractories segment decreased slightly to $259.0 million as compared with $260.0 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $408.7 million from $403.7 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $4.5 million or approximately 1 percentage point.  Paper PCC sales increased 1% to $357.9 million from $353.9 million in the prior year.  Sales growth in Asia related to three new PCC satellites and increased demand in our existing satellites were partially offset by several temporary paper mill and paper machine shutdowns in North America and Europe.  Sales of Specialty PCC increased 2% to $50.8 million from $49.8 million in the prior year.  This increase was due to higher volumes in the U.S. as a result of our expansion at Adams, Massachusetts and increased pricing, partially offset by weak demand in Europe.

     Net sales of Processed Minerals products increased 4% to $93.8 million in the first nine months of 2013 as compared with the prior year.  Ground Calcium Carbonate sales increased 5% to $55.6 million from $52.9 million due primarily to increased volumes and a more favorable product mix.  Talc sales increased 3% to $38.2 million from $37.1 million due to increased pricing.

     Net sales in the Refractories segment in the first nine months of 2013 decreased slightly to $259.0 million from $260.0 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $4.1 million or 2 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 2% to $195.9 million from $200.5 million in the prior year as new business in Europe was offset by lower demand in North America, lower equipment sales, and lower sales to non-steel applications.  Sales of metallurgical products within the Refractories segment increased 6% to $63.1 million as compared with $59.5 million in the same period last year, primarily attributable to higher volumes in North America and Europe.

     Net sales in the United States decreased 1% to $424.7 million in the first nine months of 2013 from $427.4 million in the prior year.  International sales in the first nine months of 2013 increased 3% to $336.8 million from $326.3 million in the prior year.

Operating Costs and Expenses (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth

Cost of goods sold	$586.9	$585.7	--%
Marketing and administrative	$66.3	$66.3	--%
Research and development	$14.9	$15.2	(2)%

      Cost of goods sold was 77.1% of sales compared with 77.7% of sales in the prior year.  Production margin increased 4% to $174.7 million.  In the Specialty Minerals segment, production margin increased $7.7 million, or 7%, on a 2% increase in sales.  This was primarily attributable to improved profitability in Asia and to volume increases of approximately $2.8 million, price increases, net of raw material cost increases, of $5.7 million, and continued productivity and cost improvements of $2.5 million.  This was partially offset by higher energy costs of $2.2 million.  In the Refractories segment, production margin decreased $1.0 million or 2%.  The decrease in margin was due primarily to lower pricing, partially offset by a reduction in materials cost of $1.1 million, to lower equipment sales which affected profitability by $0.7 million and to foreign exchange.

     Marketing and administrative costs were the same as the prior year at $66.3 million and represented 8.7% of net sales as compared with 8.8% of net sales in the prior year.

     Research and development expenses decreased 2% to $14.9 million from $15.2 million in the prior year and represented 2.0% of net sales, the same as in the prior year.  This decrease was primarily attributable to lower trial activity as compared with prior year.

Income from Operations (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth

Income from operations	$93.4	$86.6	8%

     The Company recorded income from operations of $93.4 million in the first nine months of 2013 as compared to $86.6 million in the prior year.  Income from operations represented 12.3% of sales in the first nine months of 2013 as compared with 11.5% of sales in the prior year.

     Income from operations for the Specialty Minerals segment increased 11% to $74.4 million from $66.9 million in the prior year and was 14.8% of net sales as compared with 13.6% in the first nine months of 2012. Operating income for the Refractories segment was $23.8 million, as compared to income from operations of $25.0 million in the prior year, and represented 9.2% of net sales as compared with 9.6% in the prior year.

Non-Operating Deductions (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth

Non-operating deductions, net	$(2.6)	$(2.0)	30%

     In the first nine months of 2013, the Company recorded net non-operating deductions of $2.6 million as compared to $2.0 million in the prior year.

Provision for Taxes on Income (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth

Provision for taxes on income	$25.2	$25.0	1%

     Provision for taxes on income during the first nine months of 2013 was $25.2 million as compared to $25.0 million during the first nine months of 2012.  The effective tax rate for the first nine months of 2013 was 27.8% as compared to 29.6% for the first nine months of 2012.  The reduction in the effective tax rate was primarily due to one-time tax reserves released upon completion of U.S. tax audits in the second quarter and to the reinstatement of research and development tax credits from the American Taxpayer Relief Act of 2012.

Income from Continuing Operations (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth
Income from continuing operations	$65.6	$59.6	10%

     Income from continuing operations increased 10% to $65.6 million as compared to $59.6 million in the prior year. Earnings from continuing operations attributable to MTI increased 11% to $1.81 per share as compared with $1.63 per share in the prior year.

Loss from Discontinued Operations (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth
Loss from discontinued operations	$(5.7)	$(1.5)	*	%
   * Percentage not meaningful

     In the first nine months of 2013 the Company recognized a loss from discontinued operations of $5.7 million related primarily to facility closure costs at its Paper PCC merchant facility in Walsum, Germany in the second quarter.

Non-controlling Interests (million of dollars)	First Nine Months 2013	First Nine Months 2012	Growth
Non-controlling interests	$2.2	$1.7	29%

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income Attributable to MTI (millions of dollars)	First Nine Months 2013	First Nine Months 2012	Growth
Net income	$57.7	$56.4	2%

     Net income attributable to MTI was $57.7 million in the first nine months of 2013 as compared with income of $56.4 million in the prior year.  Diluted earnings per common share were $1.65 per share in the first nine months of 2013 as compared with $1.59 per share in the prior year.

Liquidity and Capital Resources

          Cash provided from operating activities from continuing operations in the first nine months of 2013 was $93.4 million, compared with $107.3 million in the prior year.  Cash flows provided from operations in the first nine months of 2013 were principally used to fund capital expenditures, pay the Company's dividend to common shareholders and to repurchase shares.  Cash flows used in discontinued operations were not material to the Company's liquidity.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital increased approximately 7% from December 2012.  Total average days of working capital decreased to 57 days in the third quarter of 2013 from 59 days in the fourth quarter of 2012.  This decrease was primarily attributable to an increase in days payable outstanding.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of September 29, 2013, 1,639,897 shares have been repurchased under this program for $74.7 million.  This program was completed in October 2013.

     On September 19, 2013, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing upon completion of the repurchase program authorized in 2011.

     The Company had $190.4 million in uncommitted short-term bank credit lines, of which $6.9 million were in use at September 29, 2013.  The credit lines are primarily in the US, with approximately $20.4 million or 11% outside the US.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2013 should be between $45 million and $55 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2013 - $75.3 million; 2014 - $8.5 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million thereafter - $-- million.

     On October 7,  2013, the Company entered into, through private placement,  a Note Purchase Agreement for $75 million aggregate principal amount of senior unsecured notes, consisting of (a) $30,000,000 aggregate principal amount 3.46% Senior Notes, Series A, due October 7, 2020 (the "Series A Notes"), and (b) $45,000,000 aggregate principal amount 4.13% Senior Notes, Series B, due October 7, 2023 (the "Series B Notes" and, together with the Series A Notes, the "Notes").  The Company has used the proceeds of the Notes to repay its $75 million aggregate principal amount of senior unsecured notes due October 5, 2013.

     The Company's debt to capital ratio is 10.0%, which is significantly below the only financial covenant ratio in its debt agreements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  As of September 29, 2013, approximately 45% of our bank debt bore interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such outstanding bank debt.  On October 7, 2013, the Company repaid $25.0 million of variable rate debt, reducing the portion of our bank debt that bears interest at variable rates to 15%. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

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

     We had open forward exchange contracts to purchase approximately $2.0 million of foreign currencies as of September 29, 2013. Certain of such contracts matured in October 2013 and the remainder mature by December 2013.  The fair value of these instruments at September 29, 2013 was an asset of less than $0.1 million.

     The Company had open foreign exchange contracts as a hedge of its net investment in Europe. These contracts matured in October 2013. The fair value of these instruments at September 29, 2013 was an asset of $4.0 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2013.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended September 29, 2013  that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 14 pending asbestos cases.  To date, 1,394 silica cases and 34 asbestos cases have been dismissed.  Two new asbestos cases were filed in the third quarter of 2013, and an additional one case was filed at the beginning of the fourth quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 14 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 29, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 29, 2013.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

     There have been no material changes to our risk factors from those disclosed in our 2012 Annual Report on Form 10-K. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 – July 28	154,656	$44.58	1,274,881	$17,304,520

July 29 - August 25	159,016	$46.57	1,433,897	$9,898,982

August 26 – September 29	206,000	$46.41	1,639,897	$338,844

Total	519,672	$45.91

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a two-year period. As of September 29, 2013, 1,639,897 shares have been repurchased under this program for $74.7 million.  This program was completed in October 2013.

     On September 19, 2013, the Company's  Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing upon completion of the repurchase program authorized in 2011.

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
Chief Financial Officer
(principal financial officer)

November 1, 2013

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