Form 10-K
period 2013-12-31
MINERALS TECHNOLOGIES INC
filed 2014-02-21
CIK 891014

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [  ]     No [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 28, 2013, was approximately $1.2 billion.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of  February 10, 2014, the Registrant had outstanding 34,429,055 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Specialty Minerals Segment

PCC Products and Markets

     The Company's PCC product line net sales were $547.2 million, $537.4 million and $548.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

     In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;
·	As a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and
·	As a coating pigment for both wood-free and groundwood papers.

     The Company's Paper PCC product line net sales were $480.0 million, $471.5 million and $485.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     Approximately 47% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2013, see Item 2, "Properties," below.

     The Company currently manufactures several customized PCC product forms using proprietary processes.  Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability.  The Company's research and development and technical service staffs focus on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications.  These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating, and our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers.

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

    The Company also sells a range of PCC products to paper manufacturers from production sites not associated with paper mills. These merchant facilities are located at Adams, Massachusetts and Lifford, United Kingdom.

PCC Markets - Paper

     Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2013, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 16 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

     Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 20% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at 10 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

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

Specialty PCC Products and Markets

     The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $67.2 million, $65.9 million and $63.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

     The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $122.6 million, $116.0 million and $115.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net sales of talc products were $50.9 million, $48.1 million and $46.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $71.7 million, $67.9 million and $68.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Refractories Segment

Refractory Products and Markets

     Refractories Products

     The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $348.4 million, $343.4 million and $368.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $264.0 million, $264.1 million and $287.4 million for the years ended December 31, 2013, 2012 and 2011. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.  We also signed an agreement with United Steel Company B.S.C. (SULB) to perform all refractory maintenance at a greenfield steel mill in Bahrain in 2012.  Minteq, working with other refractory companies, is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels.  We generated sales of $13.9 million from this contract in 2013 and we expect to generate on average $10 million per year over the 3 year term of the contract.  We are exploring the use of this business model for other operations.

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

     Over the past several years the Refractories segment has continued to develop, reformulate, and optimize its products and application technology to maintain its competitive advantage in the market place. Some of the products the Company has developed and optimized in the past several years include:

·	HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications such as steel ladles, electric arc furnaces (EAF) and basic oxygen furnaces (BOF) furnaces.
·	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities.
·	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications such as steel ladle safety linings.
·	ENDURATEQ®: A high durability refractory shape for glass contact applications such as plungers and orifice rings.
·	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.
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

Metallurgical Products and Markets

     The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $84.4 million, $79.3 million and $81.4 million for the years ended December 31, 2013, 2012 and 2011. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.  The steel produced is used for high-pressure pipeline and other premium-grade steel applications.

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

     The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide.  Generally, the lime utilized in our business is readily available from numerous sources and we purchase lime under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company's PCC plants.  We also produce lime at our Adams, Massachusetts facility and our Lifford, UK facility, although most of the lime produced at our Adams facility and all of the lime produced at our Lifford facility is consumed in the production of Specialty PCC at the plant. We currently supply some quantities of lime to third parties that are in close proximity to our Adams plant and could supply small quantities of lime to certain of our PCC satellite facilities that are in close geographic proximity to the Adams plant. Carbon dioxide is readily available in exhaust gas from the host paper mills, or other operations at our merchant facilities.

     The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  Approximately 45% percent of the Company's magnesia requirements were purchased from sources in China over the past five years.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe.    The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China sourced magnesia. Presently, we procure the majority of our magnesia requirements from other locations, including Brazil, Turkey, United States, Netherlands, Russia and Japan. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

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

Research and Development

     Many of the Company's product lines are technologically advanced. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines. The Company's business strategy for growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities. Among the significant achievements of the Company's research and development efforts have been: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulFill® high filler technology systems; the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; the MINSCAN® and HOTCRETE® application systems; and EMforce®, Optibloc® and Titanium Dioxide (TiO2) extenders for the Processed Minerals and Specialty PCC product lines.

     Under the FulFill® platform of products, the Company continues to develop its filler-fiber composite material. The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The FulFill® E-325 series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of FulFill® E-325. We have signed agreements with fifteen paper mills and are actively engaged with additional paper mill sites for further FulFill® deployment. We continue product development with other products within this platform.

     The Company will also continue to reformulate its refractory materials to be more competitive, and will also continue development of unique calcium carbonates for use in novel biopolymers.

     For the years ended December 31, 2013, 2012 and 2011, the Company spent approximately $20.1 million, $20.2 million and $19.3 million, respectively, on research and development. The Company's research and development spending for 2013, 2012 and 2011 was approximately 2.0%, 2.0% and 1.9% of net sales, respectively.

     The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania.  It also has research and development facilities in China, Germany, Ireland, Japan and Turkey.  Approximately 71 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

     The Company owns or has the right to use approximately 320 patents and approximately 878 trademarks related to its business.  Our patents expire between 2014 and 2036. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

     At December 31, 2013, the Company employed 1,978 persons, of whom 1,010 were employed outside of the United States.

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

     Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc ("Pfizer") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

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

Item 1A.   Risk Factors

     Our business faces significant risks. Set forth below are all risks that we believe are material at this time.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks.  These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

•	Worldwide general economic, business, and industry conditions have had, and may continue to have, an adverse effect on the Company's results.

The global economic instability of the past few years has caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges.  The Company's business and operating results have been and may continue to be adversely affected by these global economic conditions.  The Company's customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve, primarily paper, steel, construction and automotive, have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may also impact the Company's results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets.  Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future.  Future weakness in the global economy could materially and adversely affect our business and operating results.

•	The Company's operations are subject to the cyclical nature of its customers' businesses and we may not be able to mitigate that risk.

The majority of the Company's sales are to customers in industries that have historically been cyclical: paper, steel, construction, and automotive. These industries have been particularly adversely affected by the uncertain global economic climate.  Our Refractories segment primarily serves the steel industry.  In 2013, North American and European steel production was approximately 10% below 2008 levels due to reduced demand and several steel mill closures.  In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets remain approximately 17% below 2008 levels.  The reduced demand for paper industry products has also caused the paper industry to experience a number of recent bankruptcies and paper mill closures, including among our customers.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets and the automotive market. Housing starts in 2013 averaged approximately 928 thousand units.  Housing starts were at a peak rate of 2.1 million units in 2005.  Demand for our products is subject to these trends. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers' businesses, including by diversifying its portfolio of products and services; through geographic expansion, and by structuring most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines.  In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products.  However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries.  Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations.  A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

•	The Company's results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as the BRIC (Brazil, Russia, India, China) countries and other Asian and Eastern European countries; increasing its penetration into product markets such as the market for papercoating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products such as the FulFill® family of products for the paper industry.  Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.  Our strategy also anticipates growth through future acquisitions.  However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing.  Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management's attention from operational matters, and integrate general and administrative services.  In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize.  We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated.

The Company announced on February 14, 2014 that it has made a proposal to acquire all outstanding shares of AMCOL International Corporation, a company publicly traded on the New York Stock Exchange, for $42 per share in cash.  While the Company is confident in its ability to finance the transaction, there can be no assurance financing will be available.    If the proposal is accepted, the transaction would be expected to close in the first half of 2014 and would be conditioned upon customary closing conditions.  This transaction, if consummated, would be subject to all of the risks described above.

•	The Company's sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $480.0 million in 2013, or approximately 47% of the Company's net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

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

The Company does business in many areas internationally.  Approximately 45% of our sales in 2013 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies.   Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates.  Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions.  We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

•
The Company's operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials or energy could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company purchases approximately forty-five percent of its magnesia requirements from sources in China.  The majority of magnesia requirements were purchased from other countries. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future.  Price increases for certain other of our raw materials, as well as increases in energy prices, have also affected our business. Energy costs typically have the most significant impact in the production of our Processed Minerals and Specialty PCC products, but also affect the cost of raw materials purchased in our Paper PCC product line and Refractories Segment. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers, especially customers for the Refractories Segment, Processed Minerals and Specialty PCC product lines will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.  In 2013, increased raw materials costs affected our Specialty Minerals segment by $4.7 million. These increased raw material costs were partially offset by price increases.
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

Item 1B.   Unresolved Staff Comments

     None.

Item 2.   Properties

     Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or under construction as of December 31, 2013.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior Wisconsin, Wisconsin Rapids	New Page Corporation New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.

China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
China, Henan[2]	Henan Jianghe Paper Co., Ltd.
China, Guangxi[2]	Nanning Jindaxing Paper Industry Company Ltd
China, Shandong[2]	Shandong Sun Paper Industry Joint Stock Company Ltd
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay	Double A Paper Company Ltd.
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah[1]	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur[1]	Ballarpur Industries Ltd.
India, Saila Khurd	ABC Paper Ltd.
India, Rayagada[1]	JK Paper
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Double A Paper Company Ltd.
Thailand, Tha Toom 2[1]	Double A Paper Company Ltd.

1   These plants are owned through joint ventures.
2  These plants are under construction.

     The Company also owned and operated at December 31, 2013, 7 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, as well as owned or leased and operated 17 manufacturing facilities worldwide within the Refractories segment.  The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Quarry[1]	Limestone
California, Lucerne Valley	Plant; Quarry	Limestone
Connecticut, Canaan	Plant; Quarry	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Quarry	Limestone, Lime, PCC
Montana, Dillon	Plant; Quarry	Talc
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc

Location	Facility	Product Line
International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories

Location	Facility	Product Line
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes
Italy, Nave	Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Sales Office2/Administrative Office	PCC
Spain, Santander	Sales Office2/Administrative Office	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Africa, Johannesburg	Sales Office/Administrative Office[2]	Monolithic Refractories
Turkey, Gebze a	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

1	This plant and quarry is leased to another company.
2	Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

The following sets forth, for each of the quarries or mines we own or operate, as set forth above, our current estimate as to the amount of reserves such quarry or mine holds, based on the most recent mine plan, and its usage rate in 2013.

Millions of tons
Location	Reserves	2013 Usage
Arizona, Pima County	8.73	0.17
California, Lucerne Valley	47.07	0.87
Connecticut, Canaan	20.41	0.46
Massachusetts, Adams	25.59	0.58
Montana, Dillon	3.76	0.18

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

Item 3.   Legal Proceedings

          Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 15 pending asbestos cases. To date, 1,394 silica cases and 34 asbestos cases have been dismissed. Two new asbestos cases were filed in the fourth quarter of 2013.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 15 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2013.
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

2013 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$43.04	$43.12	$49.03	$60.40
Low	39.54	38.43	42.53	49.28
Close	41.51	41.34	48.95	60.07

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2012 Quarters	First	Second	Third	Fourth
Market Price Range Per Share of Common Stock
High	$33.96	$33.60	$36.99	$39.92
Low	28.78	30.81	30.50	34.25
Close	32.70	31.89	35.46	39.92

Dividends paid per common share	$0.025	$0.025	$0.025	$0.05

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders[1]	1,131,415	$32.42	1,144,989

Total	1,131,415	$32.42	1,144,989
1 The Company's only equity compensation plan has been approved by the Company's stockholders.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares That May Yet be Purchased Under the Program

September 30 – October 27	110,700	$52.06	110,700	144,540,946

October 28 – November 24	35,400	$56.55	35,400	142,539,032

November 25 - December 31	--	$--	--	142,539,032

Total	146,100	$53.15

      In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of shares over a two-year period. The $75 million repurchase program was completed on October 1, 2013.  The Company repurchased 1,646,097 shares at an average price of approximately $45.54 per share under this program.

     On September 19, 2013, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing upon completion of the repurchase program authorized in 2011.  As of December 31, 2013, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

     On January 22, 2014, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     On February 10, 2014, the last reported sales price on the NYSE was $51.32 per share.  As of February 10, 2014, there were approximately 169 holders of record of the common stock.

The graph below compares Minerals Technologies Inc.'s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2013.

	12/12	12/13

Minerals Technologies Inc.	100.00	151.13
S&P 500	100.00	132.39
S&P Midcap 400	100.00	133.50
Dow Jones US Industrials	100.00	140.61
Dow Jones US Basic Materials	100.00	120.38
S&P MidCap 400 Materials Sector	100.00	125.10

The graph below compares Minerals Technologies Inc.'s cumulative 2-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2013.

	12/11	12/12	12/13

Minerals Technologies Inc.	100.00	141.93	214.50
S&P 500	100.00	116.00	153.58
S&P Midcap 400	100.00	117.88	157.37
Dow Jones US Industrials	100.00	117.87	165.74
Dow Jones US Basic Materials	100.00	110.49	133.00
S&P MidCap 400 Materials Sector	100.00	125.35	156.81

The graph below compares Minerals Technologies Inc.'s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2013.

	12/10	12/11	12/12	12/13

Minerals Technologies Inc.	100.00	86.71	123.06	185.99
S&P 500	100.00	102.11	118.45	156.82
S&P Midcap 400	100.00	98.27	115.84	154.64
Dow Jones US Industrials	100.00	99.21	116.94	164.43
Dow Jones US Basic Materials	100.00	85.28	94.23	113.43
S&P MidCap 400 Materials Sector	100.00	98.67	123.68	154.73

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2008 to 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13

Minerals Technologies Inc.	100.00	133.84	161.32	139.88	198.52	300.03
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Midcap 400	100.00	137.38	173.98	170.96	201.53	269.04
Dow Jones US Industrials	100.00	126.07	158.88	157.63	185.80	261.25
Dow Jones US Basic Materials	100.00	165.51	218.03	185.94	205.44	247.30
S&P MidCap 400 Materials Sector	100.00	148.00	185.27	182.80	229.14	286.66

Item 6.   Selected Financial Data

Dollars in Millions, Except Per Share Data

Income Statement Data:	2013	2012	2011	2010	2009

Net sales	$1,018.2	$996.8	$1,032.9	$989.2	$897.5
Cost of goods sold	784.5	774.5	818.7	779.3	740.6
Production margin	233.7	222.3	214.2	209.9	156.9

Marketing and administrative expenses	89.2	88.5	91.2	89.4	90.3
Research and development expenses	20.1	20.2	19.3	19.4	19.7
Insurance settlement (gain)	(2.5)	--	--	--	--
Impairment of assets	--	--	--	--	39.8
Restructuring and other costs	--	--	(0.4)	0.8	22.0
Income (loss) from operations	126.9	113.6	104.1	100.3	(14.9)

Non-operating income (deductions), net	(3.2)	(3.0)	(2.7)	0.4	(6.3)

Income (loss) from continuing operations before provision (benefit) for taxes on income (loss)	123.7	110.6	101.4	100.7	(21.2)
Provision (benefit) for taxes on income (loss)	34.5	31.9	28.7	29.6	(4.8)
Income (loss) from continuing operations	89.2	78.7	72.7	71.1	(16.4)
Loss from discontinued operations, net of tax	(5.8)	(2.5)	(2.5)	(1.2)	(4.5)
Consolidated net income (loss)	83.4	76.2	70.2	69.9	(20.9)
Less: Net income attributable to
non-controlling interests	(3.1)	(2.1)	(2.7)	(3.0)	(2.9)
Net income (loss) attributable to Minerals
Technologies Inc. (MTI)	$80.3	$74.1	$67.5	$66.9	$(23.8)

Earnings Per Share

Basic:
Earnings (loss) from continuing operations
attributable to MTI	$2.48	$2.17	$1.94	$1.83	$(0.52)
Loss from discontinued operations
attributable to MTI	(0.17)	(0.07)	(0.07)	(0.03)	(0.12)

Basic earnings (loss) per share attributable to MTI	$2.31	$2.10	$1.87	$1.80	$(0.64)

Diluted:
Earnings (loss) from continuing operations
attributable to MTI	$2.46	$2.16	$1.93	$1.82	$(0.52)
Loss from discontinued operations
attributable to MTI	(0.16)	(0.07)	(0.07)	(0.03)	(0.12)

Diluted earnings (loss) per share attributable to MTI	$2.30	$2.09	$1.86	$1.79	$(0.64)

Weighted average number of common shares outstanding:
Basic	34,690	35,340	36,018	37,228	37,448
Diluted	34,976	35,529	36,236	37,386	37,448
Dividends declared per common share	$0.20	$0.125	$0.10	$0.10	$0.10

Balance Sheet Data:
Working capital	$634.2	$514.4	$539.4	$520.3	$447.8
Total assets	1,217.5	1,211.2	1,165.0	1,116.1	1,072.1
Long-term debt	75.0	8.5	85.4	92.6	92.6
Total debt	88.7	92.6	99.8	97.2	104.1
Total shareholders' equity	874.4	813.7	768.0	782.7	747.7

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

Income and Expense Items as a Percentage of Net Sales

Year Ended December 31,	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.1	77.7	79.3
Production margin	22.9	22.3	20.8

Marketing and administrative expenses	8.8	8.9	8.8
Research and development expenses	2.0	2.0	1.9
Insurance settlement (gain)	(0.3)	--	--
Restructuring charges	--	--	--
Income from operations	12.5	11.4	10.1

Income from continuing operations before
provision for taxes on income	12.2	11.1	9.8
Provision for taxes on income	3.4	3.2	2.8
Income from continuing operations	8.8	7.9	7.0

Net income	7.9%	7.4%	6.5%

Executive Summary

     The Company reported record earnings per share for 2013, the fourth consecutive year of record earnings. Earnings from continuing operations in 2013 were $2.46 per share, an increase of 14% from 2012. The results reflected continued solid financial performance.

    Worldwide sales were $1.02 billion compared with $1.00 billion in 2012, an increase of 2 percent.  Foreign exchange had an unfavorable impact on sales of $11.2 million or 1 percentage point.

    Income from operations grew 12 percent to $126.9 million as compared to $113.6 million in the prior year and represented 12.5% of sales. This increase was due to a strong operating performance highlighted by 5-percent company-wide productivity improvements, which resulted in savings of $3.3 million, and continued cost and expense control. Income from operations also included a one-time insurance settlement gain of $2.5 million. The strong operating performance occurred in both segments. The Specialty Minerals segment's income from operations increased 12 percent to a record $98.4 million in 2013 and represented 14.7% of sales. This increase was attributable to a strong performance in Paper PCC due to contributions from the Fulfill® technology, the startup of two new satellite plants and productivity improvements and price increases in both the PCC and Processed Minerals product lines. The Refractories segment's operating income increased 10% to $35.9 million, including the insurance gain, and represented 10.3% of sales. This segment attained strong productivity improvements, higher metallurgical wire sales and improved profitability in Europe.

     In 2013, the Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  During the year, we experienced sales growth of 6% in our Paper PCC operations in Asia due primarily to the startup of two new satellite plants, one in India and one in Thailand. In addition, we signed contracts for two new satellite PCC facilities in China and in Europe which will add approximately 60,000 tons of production capacity and should be operational by the fourth quarter of 2014. In January 2014, we signed an agreement with UPM-Kymmene Corporation for a 100,000-ton satellite in Changshu, China which should be operational in the first quarter of 2015. We presently have four PCC facilities under construction in China. The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of high filler loading. We presently have 15 commercial contracts for FulFill®. In 2013 the FulFill® program generated $2.5 million of operating income and we expect to generate operating income between $4.0 million and $4.5 million in 2014. Our agreement with United Steel Company B.S.C. (SULB), to perform all refractory maintenance at a greenfield steel mill in Bahrain which began operations in the third quarter of 2012, generated sales of $12.5 million in 2013. We expect to generate on average $10 million per year over the 3 year term of the contract.

     The Company discontinued its operations at its merchant PCC facility at Walsum, Germany in the second quarter of 2013.   In connection with the Company's 2007 restructuring of its European coating PCC operations, the Company recorded an impairment charge related to its Walsum facility.  This facility continued to operate well below capacity levels into 2013. The Company recorded a pre-tax charge for closure costs of this facility in the second quarter of $5.9 million. The loss from discontinued operations in 2013 was $0.16 per share compared with $0.07 per share in 2012. All prior periods have been restated to reflect the reclassification as a discontinued operation.

    The Company's balance sheet as of December 31, 2013 continues to be very strong. Cash, cash equivalents and short-term investments at December 31, 2013 were approximately $506.0 million. Our cash flows from continuing operations were $137.5 million in 2013.  In addition, we had available lines of credit of $189.7 million, our debt to capital ratio was 9.2%, and our current ratio was 4.5.

Outlook

     Looking forward, we remain cautious about the state of the global economy, and the impact it will have on our product lines.  Although we saw market stabilization and improvement in 2013, there remains uncertainty as to the sustainability of the upturn.

     In 2014, the Company will continue to focus on innovation and new product development and other opportunities for sales growth as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•
Develop products and processes for waste management and recycling, opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process and further penetration into the packaging segment of the paper industry.

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

Results of Operations

Sales
(Dollars in millions)
Net Sales	2013	% of Total Sales	Growth	2012	% of Total Sales	Growth	2011	% of Total Sales
U.S.	$563.5	55.3%	0%	$562.5	56.4%	1%	$557.5	54.0%
International	454.7	44.7%	5%	434.3	43.6%	(9)%	475.4	46.0%
Net sales	$1,018.2	100.0%	2%	$996.8	100.0%	(3)%	$1,032.9	100.0%

Paper PCC	$480.0	47.2%	2%	$471.5	47.3%	(3)%	$485.0	47.0%
Specialty PCC	67.2	6.6%	2%	65.9	6.6%	4%	63.6	6.1%
PCC Products	$547.2	53.8%	2%	$537.4	53.9%	(2)%	$548.6	53.1%

Talc	$50.9	5.0%	6%	$48.1	4.8%	3%	$46.9	4.5%
GCC	71.7	7.0%	6%	67.9	6.8%	(1)%	68.6	6.7%
Processed Minerals Products	$122.6	12.0%	6%	$116.0	11.6%	0%	$115.5	11.2%

Specialty Minerals Segment	$669.8	65.8%	3%	$653.4	65.5%	(2)%	$664.1	64.3%

Refractory Products	$264.0	25.9%	0%	$264.1	26.5%	(8)%	$287.4	27.8%
Metallurgical Products	84.4	8.3%	6%	79.3	8.0%	(3)%	81.4	7.9%
Refractories Segment	$348.4	34.2%	1%	$343.4	34.5%	(7)%	$368.8	35.7%

Net sales	$1,018.2	100.0%	2%	$996.8	100.0%	(3)%	$1,032.9	100.0%

     Worldwide net sales in 2013 increased 2% from the previous year to $1.02 billion.  Foreign exchange had an unfavorable impact on sales of $11.2 million or 1 percentage point of growth. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines, increased 3% to $669.8 million from $653.4 million in 2012.  Sales in the Refractories segment increased 1% to $348.4 million from $343.4 million in the previous year.

     In 2012, worldwide net sales decreased 3% to $996.8 million from $1.03 billion in the prior year. Foreign exchange had an unfavorable impact on sales of $25.7 million, or 2 percentage points of growth. In 2012, Specialty Minerals segment sales decreased 2% and Refractories segment sales decreased 7% from 2011 levels.

     In 2013, worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 2% to $547.2 million from $537.4 million in the prior year. Foreign exchange had an unfavorable impact on 2013 sales of approximately $6.0 million or 1 percentage point of growth. Worldwide net sales of Paper PCC increased 2% to $480.0 million from $471.5 million in the prior year. This increase was due to sales growth in Asia of 6%, the re-start of our Alizay, France satellite, increased usage of FulFill® technology at existing customers, and increased pricing were partially offset by several temporary paper mill and paper machine shutdowns in North America and Europe. The sales growth in Asia was primarily related to the start-up and ramp-up of three new PCC satellites. Sales of Specialty PCC increased 2% to $67.2 million from $65.9 million in 2012. This increase was due to higher volumes in the U.S. as a result of our expansion at Adams, Massachusetts and increased pricing, partially offset by weak demand in Europe.

     In 2012 worldwide net sale of PCC decreased 2% to $537.4 million from $548.6 million in the prior year.  Foreign exchange had an unfavorable impact on 2012 sales of approximately $16.5 million or 3 percentage points of growth.  Worldwide net sales of Paper PCC decreased 3% to $471.5 million from $485.0 million in the prior year.  Volumes for this product line decreased 3 percent, primarily in Europe.  Sales were affected by the closure of one satellite PCC facility in Finland, and the temporary shutdown of a satellite PCC facility in France, both of which occurred in the fourth quarter of 2011. There were, however, increased volumes from new satellites which largely offset the volume decline.  Sales of Specialty PCC increased 4% to $65.9 million from $63.6 million in 2011.  This increase was attributable to higher volumes and the effects of foreign exchange.

     Net sales of Processed Minerals products in 2013 increased 6% to $122.6 million from $116.0 million in 2012. Ground Calcium Carbonate (GCC) products increased 6% to $71.7 million due to volume growth of 3% and increased pricing. Talc products increased 6% to $50.9 million.  This growth was attributable to increased pricing and 3% higher volumes.

     Net sales of Processed Minerals products in 2012 were relatively flat at $116.0 million as compared to $115.5 million in 2011. GCC products decreased 1% to $67.9 million while talc products increased 3% to $48.1 million.  Volume decreases of 2% were offset by price increases.

     Net sales in the Refractories segment in 2013 increased 1% to $348.4 million from $343.4 million in the prior year. Foreign exchange had an unfavorable impact on 2013 sales of $5.1 million, or approximately 1 percentage point.  Sales of refractory products and systems to steel and other industrial applications decreased slightly to $264.0 million from $264.1 million as new business in

Europe, primarily from the operations in Bahrain, were offset by lower demand in North America, and lower sales to non-steel applications.   Sales of metallurgical products within the Refractories segment increased 6% to $84.4 million as compared with $79.3 million last year primarily attributable to higher volumes in North America and Europe.

     Net sales in the Refractories segment in 2012 decreased 7% to $343.4 million from $368.8 million in the prior year. Foreign exchange had an unfavorable impact on 2012 sales of $9.3 million, or approximately 3 percentage points.  Sales of refractory products and systems to steel and other industrial applications decreased 8% to $264.1 million from $287.4 million. Sales of metallurgical products within the Refractories segment decreased 3% to $79.3 million as compared with $81.4 million in the prior year. The decreases in all product lines within this segment were primarily due to volume reductions in all regions and the effects of foreign exchange.

     Net sales in the United States grew slightly to $563.5 million in 2013 and represented approximately 55.3% of consolidated net sales. International sales increased approximately 5% to $454.7 million from $434.3 million.

Operating Costs and Expenses
(Dollars in millions)

	2013	Growth	2012	Growth	2011
Cost of goods sold	$784.5	1%	$774.5	(5)%	$818.7
Marketing and administrative	$89.2	1%	$88.5	(3)%	$91.2
Research and development	$20.1	(1)%	$20.2	5%	$19.3
Insurance settlement (gain)	$(2.5)	* %	$--	* %	$--
Restructuring charges	$--	* %	$--	* %	$(0.4)
* Percentage not meaningful

     Cost of goods sold in 2013 was 77.1% of sales compared with 77.7% in the prior year.  Production margin increased $11.3 million, or 5% as compared with a 2% increase in sales.  In the Specialty Minerals segment, production margin increased 8%, or $10.9 million, as compared with a 3% increase in sales.  This was primarily attributable to improved profitability in Asia and volume increases of approximately $3.5 million, price increases, net of raw material cost increases, of $8.5 million, and continued productivity and cost improvements of $2.9 million.  This was partially offset by higher energy costs of $2.6 million and the effect foreign exchange of $1.4 million. In the Refractories segment, production margin increased $0.5 million, or 1% as compared with a 2% increase in sales.  Production Margin increased due to higher sales to SULB in Bahrain, volume increases of metallurgical products, and improved productivity. This was partially offset by lower profits from equipment sales and to the effects of foreign exchange

     Cost of goods sold in 2012 was 77.7% of sales compared with 79.3% in the prior year.  Production margin increased $8.1 million, or 4% as compared with a 4% decrease in sales.  In the Specialty Minerals segment, production margin increased 7%, or $9.0 million, as compared with a 2% decrease in sales. This increase was primarily attributable to increased pricing of $20 million, lower energy costs of $1.3 million, continued productivity improvements and cost improvements of $4 million and combined higher volumes from our new satellite facilities and processed minerals product lines of $7 million. These items were offset by increased material costs of $12 million, the effects of continued permanent and temporary PCC facility closures and other volume declines of $8 million and the effects of foreign exchange of approximately $2.9 million. In the Refractories segment, production margin decreased $0.9 million, or 1% as compared with a 7% decrease in sales.  Volume declines, lower equipment sales of $10 million and the effects of foreign exchange were partially offset by lower material costs of $9 million and increased pricing of $1.5 million.

     Marketing and administrative costs increased 1% to $89.2 million in 2013 from $88.5 million in the prior year.  Marketing and administrative costs as a percentage of net sales were 8.8% which was the same as the prior year. In 2012, marketing and administrative expenses were 3.0% lower than in the prior year.

     Research and development expenses decreased 1% in 2013 to $20.1 million from $20.2 million and represented 2.0% of net sales. In 2012, research and development expense increased 5% from 2011 and represented 2.0% of net sales.

     The Company recognized a one-time insurance settlement gain of $2.5 million in the fourth quarter of 2013.

Income from Operations (Dollars in millions)	2013	Growth	2012	Growth	2011

Income from operations	$126.9	12%	$113.6	9%	$104.1

     The Company recorded income from operations in 2013 of $126.9 million as compared with $113.6 million in the prior year. Income from operations represented 12.5% of sales compared with 11.4% of sales in the prior year. The Specialty Minerals segment recorded income from operations of $98.4 million in 2013 as compared with $87.7 million in the prior year. The Refractories segment recorded income from operations of $35.9 million in 2013 as compared to $32.6 million in the prior year. Income from operations in the Refractories segment included an insurance settlement gain of $2.5 million.

     In 2012, the Specialty Minerals segment recorded income from operations of $87.7 million as compared with $76.6 million in the prior year. The Refractories segment recorded income from operations of $32.6 million in 2012 as compared with $33.2 million in the previous year.

Non-Operating Income Deductions (Dollars in millions)	2013	Growth	2012	Growth	2011

Non-operating deductions, net	$(3.2)	5%	$(3.0)	15%	$(2.6)

     The Company recorded non-operating deductions of $3.2 million in 2013 as compared with $3.0 million in the previous year.

     The Company recorded non-operating deductions of $3.0 million in 2012 as compared with $2.6 million in the previous year.  Included in non-operating deductions in 2011 were foreign currency losses of $1.4 million recognized upon the sale of a 50% interest in and deconsolidation of the Company's joint venture in Korea.

Provision for Taxes on Income (Dollars in millions)	2013	Growth	2012	Growth	2011

Provision for taxes on income	$34.5	8%	$31.9	11%	$28.7

     The Company recorded provision for taxes on income of $34.5 million in 2013 as compared with $31.9 million in the previous year.   The effective tax rate for 2013 was 27.9% as compared with 28.9% in the prior year. The decrease in the tax rate in the current year primarily relates to the settlement of an IRS audit for tax years 2007 and 2008 and the impact of closing those years, the impact of the reversal of prior year charges resulting from the late extension of expiring corporate income tax provisions by the American Taxpayer Relief Act of 2012 and additional foreign tax credits generated and utilized.

     The Company recorded provision for taxes on income of $31.9 million in 2012 as compared to $28.7 million in the previous year.   The effective tax rate for 2012 was 28.9% as compared with 28.3% in the previous year.   The increase in the tax rate primarily relates to a prior year favorable United States tax court case settlement and the resulting expiration of the statute of limitations of the tax years related to the tax court case.

     The factors having the most significant impact on our effective tax rates in recent periods are the rate differential related to foreign earnings indefinitely invested, percentage depletion, and the reversal of tax reserves as a result of a tax court case settlement.

        Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $4.5 million in 2013, $4.1 million in 2012, and $4.0 million in 2011.

     We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. Many of these differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $4.4 million, $4.6 million and $1.1 million in 2013, 2012 and 2011, respectively. The increase of income tax benefits in 2013 as compared with 2012 results from the change in the mix of earnings in the foreign jurisdictions in 2013, statutory rate changes and a change in the amount of local  income and tax adjustments. The increase of income tax benefits in 2012 as compared with 2011 results from the change in the mix of earnings in the foreign jurisdictions in 2012, statutory rate changes and a change in the amount of local  income and tax adjustments.

Income from Continuing Operations (Dollars in millions)	2013	Growth	2012	Growth	2011

Income from continuing operations	$89.2	13%	$78.7	8%	$72.7

     The Company recognized income from continuing operations of $89.2 million in 2013 as compared to $78.7 million in 2012.  In 2011, the company recorded income from operations of $72.7 million.

Loss from Discontinued Operations (Dollars in millions)	2013	Growth	2012	Growth	2011

Loss from discontinued operations	$(5.8)	132%	$(2.5)	0%	$(2.5)
* Percentage not meaningful

     The Company recognized a loss from discontinued operations of $5.8 million in 2013 as compared to $2.5 million in 2012.  In 2011, the Company recorded a loss from discontinued operations of $2.5 million.

      The Company discontinued its operations at its merchant PCC facility at Walsum, Germany in the second quarter of 2013.   In connection with the Company's 2007 restructuring of its European coating PCC operations, the Company recorded an impairment charge related to its Walsum facility.  This facility continued to operate well below capacity levels into 2013. The Company recorded a pre-tax charge for closure costs of this facility in the second quarter of 2013 of $5.9 million.

Non-controlling Interests (Dollars in millions)	2013	Growth	2012	Growth	2011

Non-controlling interests	$3.1	47%	$2.1	(22)%	$2.7

     The increase in the income attributable to non-controlling interests is due to higher profitability in our joint ventures.

Net Income attributable to Minerals Technologies Inc. (MTI) (Dollars in millions)	2013	Growth	2012	Growth	2011

Net income attributable to MTI	$80.3	8%	$74.1	10%	$67.5

     The Company recorded net income of $80.3 million in 2013 as compared to $74.1 million in 2012.  Diluted earnings per share were $2.30 as compared with $2.09 in the previous year.

      In 2011, the Company recorded net income of $67.5 million and diluted earnings per share of $1.86.

Liquidity and Capital Resources

       Cash provided from operating activities from continuing operations in 2013 was $137.5 million, compared with $142.1 million in the prior year.  Cash flows provided from operations in 2013 were principally used to fund capital expenditures, pay the Company's dividend to common shareholders and to repurchase shares. Cash flows used in discontinued operations were not material to the Company's liquidity.  Included in cash flow from operations was pension plan funding of approximately $11.4 million, $17.0 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     Trade working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Our average total days of trade working capital were 57 days in 2013 compared with 58 days last year.

     The funding status of the Company's pension plans was approximately 83% at December 31, 2013 and we have met all minimum funding requirements.  The funding status at December 31, 2012 was 66%.  The increase in our funded status was due to a decrease in the projected benefit obligation from an increase in the discount rate and to a higher actual return on assets.

     In 2011, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of additional shares over a two-year period. The $75 million repurchase program was completed on October 1, 2013.  The Company repurchased 1,646,097 shares at an average price of approximately $45.54 per share under this program.

     On September 19, 2013, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing upon completion of the repurchase program authorized in 2011. As of December 31, 2013, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

     On January 22, 2014, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

     The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. A summary of the Company's outstanding contractual obligations as of December 31, 2013 is as follows:

Contractual Obligations
		Payments Due by Period
(millions of dollars)	Total	2014	2015-2016	2017-2018	After 2018
Debt	$83.2	$8.2	$--	$--	$75.0
Interest related to long term debt	26.0	3.0	5.8	5.8	11.4
Estimated pension and post retirement plan funding	29.1	11.1	18.0	--	--
Other long term liabilities	15.1	0.4	--	--	14.7
Operating lease obligations	14.5	3.5	4.8	2.3	3.9
Total contractual obligations	$167.9	$26.2	$28.6	$8.1	$105.0

     Long-term debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. Maturities for long-term debt extend to 2023.  In October 2013, the Company refinanced its maturing $75 million of private placement debt.

     Interest related to long-term debt is based on interest rates in effect as of December 31, 2013 and is calculated on debt with maturities that extend to 2023. As the contractual interest rates for certain debt are variable, actual cash payments may differ from the estimates provided in the preceding table.

     Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2016 and, accordingly, no amounts have been included in the table beyond such dates.

     Other long term liabilities include asset retirement obligations.  The Company will be contractually required to retire tangible long-lived assets at its PCC satellite facilities and mining operations.

     The Company has several non-cancelable operating leases, primarily for office space and equipment.  Operating lease obligations includes future minimum rental commitments under non-cancelable leases.

     We have $189.7 million in uncommitted short-term bank credit lines, of which $5.5 million was in use at December 31, 2013. The credit lines are primarily in the US, with approximately $19.7 million or 10% outside the US.  The credit lines are generally one year in term at competitive market rates at large well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  At the present time, we have no indication that the financial institutions would be unable to commit to these lines of credit should the need arise. We anticipate that capital expenditures for 2014 should be between $65 million to $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows: 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million; 2018 - $-- million; thereafter - $75.0 million.

      The Company announced on February 14, 2014 that it has made a proposal to acquire all outstanding shares of AMCOL International Corporation, a company publicly traded on the New York Stock Exchange, for $42 per share in cash.  The Company is confident in its ability to finance the transaction.  If the proposal is accepted, the transaction would be expected to close in the first half of 2014 and would be conditioned upon customary closing conditions.

     On May 31, 2013, the Company paid $1.4 million for its installment obligations on land and limestone ore reserves acquired from the Cushenbury Mine Trust.

     On October 7,  2013, the Company entered into, through private placement,  a Note Purchase Agreement and issued $75 million aggregate principal amount of senior unsecured notes, consisting of (a) $30,000,000 aggregate principal amount 3.46% Senior Notes, Series A, due October 7, 2020 (the "Series A Notes"), and (b) $45,000,000 aggregate principal amount 4.13% Senior Notes, Series B, due October 7, 2023 (the "Series B Notes" and, together with the Series A Notes, the "Notes").  The Company has used the proceeds of the Notes to repay its $75 million aggregate principal amount of senior unsecured notes due October 5, 2013.

     The Company's debt to capital ratio is 9.2%, which is well below the only financial covenant ratio in its debt agreements.

     The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $3.9 million at December 31, 2013.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•
Revenue recognition:  Revenue from sale of products is recognized at the time the goods are shipped and title passes to the customer. In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2013 and 2012, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.  Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance.  Revenues from services are recorded when the services are performed.

•

Allowance for doubtful accounts:  Substantially all of our accounts receivable are due from companies in the paper, construction and steel industries.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Such allowance is established through a charge to the provision for bad debt expenses.  We recorded bad debt expenses of $0.6 million, $1.0 million and $0.9 million in 2013, 2012 and 2011, respectively.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted.

• •
Property, plant and equipment and other long-lived assets:  Property, plant and equipment are depreciated over their useful lives.  Useful lives are based on management's estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer's contractual obligation to purchase products made using those assets.  Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants.  The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant.  Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is reviewed for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends;
•	Market capitalization below invested capital.

The goodwill balance for each reporting unit as of December 31, 2013 and 2012, respectively, was as follows:

($ in millions)	December 31, 2013	December 31, 2012
PCC	$9.7	$9.5
Processed Minerals	4.6	4.6
Refractories	50.1	51.7

Total	$64.4	$65.8

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
In the fourth quarter of 2013, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. Amounts recorded for deferred tax assets, net of valuation allowances, were $19.8 million and $47.5 million at December 31, 2013 and 2012, respectively. Such year-end 2013 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

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

A one percentage point change in our major assumptions would have the following effects:

                   Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(5.6)	$0.7	$(2.0)
1% decrease	$6.7	$(0.6)	$2.0

       Effect on Projected Benefit Obligation

(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(38.6)	$3.0
1% decrease	$47.7	$(2.7)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2013 was over 10%. The Company's assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company's long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2013, the Company had approximately 65% of its pension assets in equity securities and 35% in fixed income securities.
In 2013, a net gain of $56.1 million ($34.3 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2012, a net charge of $12.0 million ($7.7 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2011, a net charge of $41.4 million ($25.6 million after-tax) was recorded in other comprehensive income, primarily due to lower discount rates and lower returns on plan assets.

We recognized pension expense of $19.8 million in 2013 as compared to $20.9 million in 2012. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2013, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($58.4 million), as compared to ($93.7 million) in 2012. The majority of the actuarial losses were due to decreases in the discount rate in 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2013, the average remaining service period of active employees or life expectancy for fully eligible employees was 12 years. We expect our amortization of net actuarial losses to decrease by approximately $6 million in 2014 as compared to 2013, primarily due to an increase in the discount rate in 2013 from 2012. We expect our pension expense to be approximately $15 million in 2014.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2013, the Company used a volatility assumption of 37.82%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2013, the Company used a 6.85 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur. If we were to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2013.

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

Inflation

Historically, inflation has not had a material adverse effect on us. However, in recent years both business segments have been affected by rapidly rising raw material and energy costs. Energy costs typically have the most significant impact in the production of our Processed Minerals and Specialty PCC products, but also affect the cost of raw materials purchased in our Paper PCC product line and Refractories Segment (most significantly, prices for lime and magnesia, respectively). The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented.  The Company and its customers in both the Refractories Segment and Processed Minerals and Specialty PCC product lines will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

  Comprehensive Income

     In February 2012, the FASB issued ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")" which improves the reporting of reclassifications out of AOCI. This ASU requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income. For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This ASU became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company's financial position or results of operations.

Presentation of Unrecognized Tax Benefits

     In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which improves the reporting of unrecognized tax benefits. This ASU requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This ASU is effective for fiscal quarters and years beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU No. 2013-11 on the Company's Consolidated Balance Sheet.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may have an impact on our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 15% of our bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to such bank debt outstanding.  An immediate 10% change in interest rates would not have a material effect on our results of operations over the next fiscal year.

     We do not enter into derivatives or other financial instruments for trading or speculative purposes.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  We had open forward exchange contracts to purchase approximately $0.5 million and $0.8 million of foreign currencies as of December 31, 2013 and 2012, respectively.  These contracts matured in January of 2014 and January and February of 2013, respectively. The fair value of these instruments at December 31, 2013 and December 31, 2012 was an asset of less than $0.1 million, respectively.

     In 2008, the Company entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe. These contracts matured in October 2013. From inception of the contracts, the Company has realized in comprehensive income an after-tax gain of $2.4 million, of which $0.5 million was reflected in 2013.

Item 8.   Financial Statements and Supplementary Data

     The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

 Disclosure Controls and Procedures

     As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Name	Age	Position

Joseph C. Muscari	67	Executive Chairman
Robert S. Wetherbee	54	President and Chief Executive Officer
Douglas T. Dietrich	44	Senior Vice President, Finance and Treasury, Chief Financial Officer
Jonathan J. Hastings	51	Senior Vice President, Corporate Development
Douglas W. Mayger	56	Senior Vice President, Performance Minerals and MTI Supply Chain
Thomas J. Meek	56	Senior Vice President, General Counsel, Human Resources, Secretary and Chief Compliance Officer
D.J. Monagle, III	51	Senior Vice President and Managing Director, Paper PCC
Michael A. Cipolla	56	Vice President, Corporate Controller and Chief Accounting Officer
Johannes C. Schut	49	Vice President and Managing Director, Minteq International

     Joseph C. Muscari was elected Executive Chairman effective March 2013, having served as Chief Executive Officer prior to that since March 2007. Prior to that, he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

     Robert S. Wetherbee was elected President and Chief Executive Office effective March 2013. Prior to that, he was President of ATI Tungsten Materials, a business unit of Allegheny Technologies, Inc. Before joining Allegheny Technologies, Mr. Wetherbee spent 29 years at Alcoa Inc. in positions of increasing responsibility including Vice President, Market Strategy for Alcoa from 2006 through 2010 and President of Alcoa Rigid Packaging, from 2004 to 2006.

     Douglas T. Dietrich was elected Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 1, 2011.  Prior to that, he was appointed Vice President, Corporate Development and Treasury effective August 2007. He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

     Jonathan J. Hastings was elected Senior Vice President, Corporate Development effective March 2013. Prior to that he was elected Vice President, Corporate Development, effective September 2011. Prior to that, he was Senior Director of Strategy and New Business Development- Coatings, Global at The Dow Chemical Company.  Prior to that he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager—Packaging and Building Materials—Europe.

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

     Thomas J. Meek was elected Senior Vice President, General Counsel, Human Resources, Secretary and Chief Compliance Officer in October 2011.  Prior to that, he was Vice President, General Counsel and Secretary of the Company effective September 1, 2009.  Prior to that, he served as Deputy General Counsel at Alcoa.  Before joining Alcoa in 1999, Mr. Meek worked with Koch Industries, Inc. of Wichita, Kansas, where he held numerous supervisory positions.  His last position there was Interim General Counsel.  From 1985 to 1990, Mr. Meek was an Associate/Partner in the Wichita, Kansas law firm of McDonald, Tinker, Skaer, Quinn & Herrington, P.A.

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

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

3.1	-	Restated Certificate of Incorporation of the Company (1)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (2)
4.1	-	Specimen Certificate of Common Stock (1)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (3)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (4)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc (3)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Specialty Minerals Inc. (3)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc and Barretts Minerals Inc. (3)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (4)
10.5	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (5) (+)
10.5(a)	-	Second Amendment to Employment Agreement, dated July 21, 2010, between the Company and Joseph C. Muscari (6) (+)
10.5(b)	-	Third Amendment to Employment Agreement, dated February 21, 2013, by and between Joseph C. Muscari and the Company (7) (+)
10.6	Employment Agreement, dated February 4, 2013, between the Company and Robert S. Wetherbee (8) (+)
10.7	-	Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (9) (+)
10.7(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and Johannes C. Schut (10) (+)

10.8	-
Form of Severance Agreement between the Company and each of Joseph C. Muscari, Robert S. Wetherbee, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle and Johannes C. Schut (11) (+)

10.8(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Robert S. Wetherbee, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (12) (+)

10.8(b)		Form of amendment to Severance Agreement between the Company and Robert S. Wetherbee (13) (+)
10.9	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Robert S. Wetherbee, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, Johannes C. Schut and each of the Company's non-employee directors III (14) (+)

10.10	-	Company Employee Protection Plan, as amended August 27, 1999 (15) (+)
10.110	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (16) (+)
10.11(a)	-	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (17) (+)
10.12	-	2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (18) (+)
10.13	-	Company Retirement Plan, as amended and restated, dated December 21, 2012 (19) (+)
10.14	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (20) (+)
10.15	-	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (21) (+)
10.15(a)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (*) (+)
10.15(b)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (*) (+)
10.16	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (22) (+)
10.16(a)	-	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (23)(+)
10.17	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (24)(+)
10.17(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (25) (+)
10.18	-	Company Retiree Medical Plan, effective as of January 1, 2011 (26)(+)
10.19	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (27)(+)
10.20	-
Note Purchase Agreement, dated as of October 7, 2013, among the Company and New York Life Insurance Company, New York Life Insurance And Annuity Corporation, New York Life Insurance And Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30c), Forethought Life Insurance Company, Prudential Retirement Insurance And Annuity Company, Prudential Arizona Reinsurance Captive Company, Physicians Mutual Insurance Company, The Prudential Insurance Company of America, Prudential Retirement Insurance And Annuity Company, United of Omaha Life Insurance Company and Great-West Life & Annuity Insurance Company (28)

10.21	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (3)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)
95		Information Concerning Mine Safety Violations (*)
(1)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(5)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(6)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on form 8-K filed on July 27, 2010
(7)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on February 21, 2013

(8)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 4, 2013
(9)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(10)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(12)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 25, 2013
(14)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(15)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(17)	Incorporated by reference to exhibit 10.11(a) filed with the Company's Annual Report on Form 10-K forf the year ended December 31, 2011
(18)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(19)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(20)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
(24)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(25)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(26)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(27)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(28)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on October 11, 2013.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Robert S. Wetherbee
Robert S. Wetherbee
President and Chief Executive Officer

February 21, 2014

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Robert S. Wetherbee	President and Chief Executive Officer	February 21, 2014
Robert S. Wetherbee	(principal executive officer)

/s/ Douglas T. Dietrich	Senior Vice President-Finance and Treasury,	February 21, 2014
Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 21, 2014
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

*	Director	February 21, 2014
Paula H. J. Cholmondeley

*	Director	February 21, 2014
John J. Carmola

*	Director	February 21, 2014
Robert L. Clark

*	Director	February 21, 2014
Duane R. Dunham

*	Executive Chairman and Director	February 21, 2014
Joseph C. Muscari

*
Marc E. Robinson	Director	February 21, 2014

*	Director	February 21, 2014
Barbara Smith

*	Director	February 21, 2014
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

_______________________________________

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
 (thousands of dollars)

Assets	December 31,
	2013	2012

Current assets:
Cash and cash equivalents	$490,267	$454,092
Short-term investments, at cost which approximates market	15,769	14,178
Accounts receivable, less allowance for doubtful accounts:
2013 - $1,715; 2012 - $3,837	204,449	193,328
Inventories	89,169	84,569
Prepaid expenses and other current assets	15,463	18,318
Total current assets	815,117	764,485

Property, plant and equipment, less accumulated depreciation and depletion	306,071	317,669
Goodwill	64,432	65,829
Other assets and deferred charges	31,927	63,206
Total assets	$1,217,547	$1,211,189

Liabilities and Shareholders' Equity
Current liabilities:
Short-term debt	$5,504	$7,111
Current maturities of long-term debt	8,200	76,977
Accounts payable	94,855	98,371
Income taxes payable	7,103	8,862
Accrued compensation and related items	37,868	33,603
Other current liabilities	27,364	25,174
Total current liabilities	180,894	250,098

Long-term debt	75,000	8,478
Accrued pension and postretirement benefits	57,893	108,035
Other non-current liabilities	29,352	30,859
Total liabilities	343,139	397,470

Commitments and contingent liabilities (Notes 15 and 16)

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	--	--
Common stock at par, $0.10 par value; 100,000,000 shares authorized;
Issued 47,555,927 shares in 2013 and 47,002,939 shares in 2012	4,756	4,700
Additional paid-in capital	361,460	345,929
Retained earnings	1,106,252	1,032,869
Accumulated other comprehensive loss	(31,265)	(51,198)
Less common stock held in treasury, at cost; 13,205,741
shares in 2013 and 12,053,319 shares in 2012	(593,665)	(541,889)
Total MTI shareholders' equity	847,538	790,411
Non-controlling interest	26,870	23,308
Total shareholders' equity	874,408	813,719
Total liabilities and shareholders' equity	$1,217,547	$1,211,189

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
 (thousands of dollars, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$1,018,181	$996,764	$1,032,933
Cost of goods sold	784,536	774,466	818,743
Production margin	233,645	222,298	214,190

Marketing and administrative expenses	89,231	88,485	91,212
Research and development expenses	20,053	20,173	19,330
Insurance settlement (gain)	(2,491)	--	--
Restructuring and other costs	--	--	(411)

Income from operations	126,852	113,640	104,059

Interest income	3,016	3,168	3,907
Interest expense	(3,263)	(3,221)	(3,254)
Foreign exchange losses	(2,109)	(1,348)	(1,211)
Other deductions	(786)	(1,594)	(2,040)
Non-operating deductions, net	(3,142)	(2,995)	(2,598)

Income from continuing operations before provision for taxes on income	123,710	110,645	101,461
Provision for taxes on income	34,515	31,926	28,675
Income from continuing operations, net of tax	89,195	78,719	72,786
Loss from discontinued operations, net of tax	(5,744)	(2,450)	(2,532)
Consolidated net income	83,451	76,269	70,254
Less: Net income attributable to non-controlling interests	(3,121)	(2,122)	(2,733)
Net income attributable to Minerals Technologies Inc. (MTI)	$80,330	$74,147	$67,521

Earnings per share:
Basic:
Income from continuing operations attributable to MTI	$2.48	$2.17	$1.94
Loss from discontinued operations attributable to MTI	(0.17)	(0.07)	(0.07)
Basic earnings per share attributable to MTI	$2.31	$2.10	$1.87

Diluted:
Income from continuing operations attributable to MTI	$2.46	$2.16	$1.93
Loss from discontinued operations attributable to MTI	(0.16)	(0.07)	(0.07)
Diluted earnings per share attributable to MTI	$2.30	$2.09	$1.86

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (thousands of dollars)

	Year Ended December 31,
	2013	2012	2011
Consolidated net income	$83,451	$76,269	$70,254
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,533)	1,479	(17,565)
Pension and postretirement plan adjustments	34,281	(7,730)	(25,630)
Sale of interest in business	--	--	(820)
Cash flow hedges:
Reclassification adjustments	(2)	11	47
Net derivative gains (losses) arising during the period	514	(204)	529
Comprehensive income	101,711	69,825	26,815
Comprehensive income attributable to non-controlling interest	(1,448)	(1,545)	(1,035)

Comprehensive income attributable to MTI	$100,263	$68,280	$25,780

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (thousands of dollars)
	Year Ended December 31,
	2013		2012	2011
Operating Activities
Consolidated net income	$83,451		$76,269	$70,254
Loss from discontinued operations	(5,744)		(2,450)	(2,532)
Income from continuing operations	89,195		78,719	72,786

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation, depletion and amortization	47,289		51,124	58,175
Loss on disposal of property, plant and equipment	1,187		1,093	288
Pension amortization and settlement loss	11,836		11,497	7,417
Deferred income taxes	4,421		1,257	1,250
Provision for bad debts	586		1,011	878
Stock-based compensation	5,249		5,476	7,237
Other non-cash items	515		612	41

Changes in operating assets and liabilities
Accounts receivable	(10,460)		(158)	(14,451)
Inventories	(6,534)		6,361	(7,059)
Prepaid expenses and other current assets	706		3,398	(5,787)
Pension plan funding	(11,407)		(16,963)	(6,650)
Accounts payable	(776)		(4,375)	25,426
Restructuring liabilities	(254)		(1,103)	(2,550)
Income taxes payable	(1,505)		3,748	(712)
Tax benefits related to stock incentive programs	485		513	166
Other	7,015		(61)	305
Net cash provided by continuing operations	137,548		142,149	136,670
Net cash used in discontinued operations	(2,751)		(2,231)	(3,011)
Net cash provided by operating activities	134,797		139,918	133,659

Investing Activities
Purchases of property, plant and equipment q	(43,831)		(52,130)	(52,060)
Purchases of short-term investments	(5,407)		(5,390)	(12,423)
Proceeds from sales of short-term investments	3,049		9,310	9,380
Proceeds from disposal of property, plant and equipment	28		169	78
Net cash used in investing activities	(46,161)		(48,041)	(55,025)

Financing Activities
Issuance of long-term debt	75,000		--	1,596
Repayment of long-term debt	(77,277)		(8,558)	(275)
Net issuance (repayment) of short-term debt	(1,179)		1,031	2,030
Purchase of common shares for treasury	(51,776)		(25,884)	(48,004)
Cash dividends paid	(6,946)		(4,409)	(3,601)
Proceeds from issuance of stock under option plan	12,108		8,173	5,912
Excess tax benefits related to stock incentive programs	2,303		313	6
Dividends to non-controlling shareholders	(2,445)		(4,645)	--
Net cash used in financing activities	(50,212)		(33,979)	(42,336)
		)
Effect of exchange rate changes on cash and cash equivalents	(2,249)		1,042	(8,973)

Net increase in cash and cash equivalents	36,175		58,940	27,325
Cash and cash equivalents at beginning of year	454,092		395,152	367,827
Cash and cash equivalents at end of year	$490,267		$454,092	$395,152

Non-cash Investing and Financing Activities:
Treasury stock purchases settled after year-end	$--		$1,771	$--

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (in thousands)

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2010	$4,659	$321,473	$899,211	$(3,590)	$(466,230)	$27,172	$782,695

Net income	--	--	67,521	--	--	2,733	70,254
Sale of controlling interest	--	--	--	--	--	(820)	(820)
Currency translation adjustment	--	--	--	(16,687)	--	(878)	(17,565)
Unamortized losses and prior service cost	--	--	--	(25,630)	--	--	(25,630)
Cash flow hedge:
Net derivative losses arising during the year	--	--	--	529	--	--	529
Reclassification adjustment	--	--	--	47	--	--	47
Dividends declared			(3,602)				(3,602)
Dividends to non-controlling interests	--	--	--	--	--	(1,799)	(1,799)
Employee benefit transactions	16	5,895	--	--	--	--	5,911
Income tax benefit arising from employee
stock option plans	--	172	--	--	--	--	172
Stock-based compensation	--	5,832	--	--	--	--	5,832
Purchase of common stock for treasury	--	--	--	--	(48,004)	--	(48,004)
Balance as of December 31, 2011	$4,675	$333,372	$963,130	$(45,331)	$(514,234)	$26,408	$768,020

Net income	--	--	74,147	--	--	2,122	76,269
Currency translation adjustment	--	--	--	2,056	--	(577)	1,479
Unamortized losses and prior service cost	--	--	--	(7,730)	--	--	(7,730)
Cash flow hedge:
Net derivative gains arising during the year	--	--	--	(204)	--	--	(204)
Reclassification adjustment	--	--	--	11	--	--	11
Dividends declared	--	--	(4,408)	--	--		(4,408)
Capital contributions by non-controlling interests	--	--	--	--	--	808	808
Dividends to non-controlling interests	--	--	--	--	--	(5,453)	(5,453)
Employee benefit transactions	25	8,148	--	--	--	--	8,173
Income tax benefit arising from employee
stock option plans	--	826	--	--	--	--	826
Stock-based compensation	--	3,583	--	--	--	--	3,583
Purchase of common stock for treasury	--	--	--	--	(27,655)	--	(27,655)
Balance as of December 31, 2012	$4,700	$345,929	$1,032,869	$(51,198)	$(541,889)	$23,308	$813,719

Net income	--	--	80,330	--	--	3,121	83,451
Currency translation adjustment	--	--	--	(14,860)	--	(1,673)	(16,533)
Unamortized losses and prior service cost	--	--	--	34,281	--	--	34,281
Cash flow hedge:
Net derivative gains arising during the year	--	--	--	514	--	--	514
Reclassification adjustment	--	--	--	(2)	--	--	(2)
Dividends declared	--	--	(6,946)	--	--	--	(6,946)
Dividends to non-controlling interests	--	--	--	--	--	(2,445)	(2,445)
Employee benefit transactions	56	12,052	--	--	--	--	12,108
Equity reclassification adjustment to
non-controlling interests	--	(4,559)	--	--	--	4,559	--
Income tax benefit arising from employee
stock option plans	--	2,788	--	--	--	--	2,788
Stock-based compensation	--	5,249	--	--	--	--	5,249
Purchase of common stock for treasury	--	--	--	--	(51,776)	--	(51,776)
Balance as of December 31, 2013	$4,756	$361,459	$1,106,253	$(31,265)	$(593,665)	$26,870	$874,408

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

      During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued. All prior periods have been restated to reflect such reclassification.

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

     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $15.8 million and $14.2 million at December 31, 2013 and 2012, respectively.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Foreign Currency
     The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2013, the Company had no international subsidiaries operating in highly inflationary economies.

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

     The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 5, "Income Taxes," for additional detail on our uncertain tax positions.

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

    Recently Issued accounting Standards

Comprehensive Income

     In February 2012, the FASB issued ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI")" which improves the reporting of reclassifications out of AOCI. This ASU requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income. For other amounts not required to be reclassified to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts. This ASU became effective January 1, 2013 and the effect of adopting this updated guidance did not have an impact on the Company's financial position or results of operations.

Presentation of Unrecognized Tax Benefits

     In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which improves the reporting of unrecognized tax benefits. This ASU requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This ASU is effective for fiscal quarters and years beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU No. 2013-11 on the Company's Consolidated Balance Sheet.

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

     Net income for years ended 2013, 2012 and 2011 include $2.8 million, $2.0 million and $2.7 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of income on the non-qualified stock options was $1.1 million, $0.8 million and $1.1 million for 2013, 2012 and 2011, respectively.

The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

     The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2013 and 2012 was 7.50% and 7.31%, respectively.

     The weighted average grant date fair value for stock options granted during the years ended December 31, 2013, 2012 and 2011 was $15.83, $10.74 and $11.03, respectively. The weighted average grant date fair value for stock options vested during 2013, 2012 and 2011 was $10.29, $8.57 and $7.58, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $10.0 million, $3.3 million and $1.7 million, respectively.

      The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected life (years)	6.9	6.9	6.3
Interest rate	1.22%	1.36%	2.46%
Volatility	37.82%	31.26%	30.93%
Expected dividend yield	0.48%	0.31%	0.31%

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

 The following table summarizes stock option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance December 31, 2012	1,395,520	$28.31
Granted	239,770	41.42
Exercised	(501,222)	25.26
Canceled	(2,653)	37.24
Balance December 31, 2013	1,131,415	$32.42	6.16	$31,283

Exercisable, December 31, 2013	758,014	$29.67	4.95	$23,046

     The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $60.07 as of the last business day of the period ended December 31, 2013 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2013, 2012 and 2011 was $20.03, $10.11 and $7.15 per share, respectively.  As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately three years.

     The Company issues new shares of common stock upon the exercise of stock options.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Non-vested stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Non-vested options outstanding at December 31, 2012	327,086	$31.17
Options granted	239,770	41.42
Options vested	(190,802)	30.57
Options forfeited …	(2,653)	37.24
Non-vested options outstanding at December 31, 2013	373,401	$38.01

The following table summarizes additional information concerning options outstanding at December 31, 2013:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding at 12/31/13	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price
$19.855	-	$24.753	140,018	6.1	$23.13	140,018	$23.13
$26.257	-	$29.665	50,828	2.0	$27.15	48,322	$27.16
$30.097	-	$42.415	940,569	6.4	$34.09	569,674	$31.49
$19.855	-	$42.415	1,131,415	4.8	$32.42	758,014	$29.67

Restricted Stock

     The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan.  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 112,225 shares, 123,446 shares and 136,978 shares for the periods ended December 31, 2013, 2012 and 2011, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2013, there was unrecognized stock-based compensation related to restricted stock of $3.4 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $3.9 million, $3.4 million and $4.6 million for the periods ended December 31, 2013, 2012 and 2011, respectively. In addition, the Company recorded reversals of $0.1 million, $-- million and $0.1 million for periods ended December 31, 2013, 2012 and 2011, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses. There were 107,956 restricted stock shares that vested for the year ended December 31, 2013.

 The following table summarizes the restricted stock activity for the Plan:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	183,660	$31.25
Granted	112,225	$41.44
Vested	(107,956)	$30.71
Canceled	(2,357)	$36.39
Unvested balance at December 31, 2013	185,572	$37.65

Note 3.   Earnings Per Share (EPS)

(thousands, except per share amounts)
Basic EPS	2013	2012	2011
Income from continuing operations attributable to MTI	$86,074	$76,597	$70,053
Loss from discontinued operations attributable to MTI	(5,744)	(2,450)	(2,532)
Net income attributable to MTI	$80,330	$74,147	$67,521

Weighted average shares outstanding	34,690	35,340	36,018

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Basic earnings per share from continuing operations attributable to MTI	$2.48	$2.17	$1.94
Basic loss per share from discontinued operations attributable to MTI	(0.17)	(0.07)	(0.07)
Basic earnings per share attributable to MTI	$2.31	$2.10	$1.87

Diluted EPS	2013	2012	2011
Income from continuing operations attributable to MTI	$86,074	$76,597	$70,053
Loss from discontinued operations attributable to MTI	(5,744)	(2,450)	(2,532)
Net income attributable to MTI	$80,330	$74,147	$67,521

Weighted average shares outstanding	34,690	35,340	36,018
Dilutive effect of stock options	286	189	218
Weighted average shares outstanding, adjusted	34,976	35,529	36,236

Diluted earnings per share from continuing operations attributable to MTI	$2.46	$2.16	$1.93
Diluted loss per share from discontinued operations attributable to MTI	(0.16)	(0.07)	(0.07)
Diluted earnings per share attributable to MTI	$2.30	$2.09	$1.86

     Options to purchase 2,404 shares and 218,064 shares of common stock for the years ended December 31, 2012 and December 31, 2011, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. No options were excluded for the year ended December 31, 2013.

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

Millions of Dollars	2013	2012	2011

Net sales	$1.6	$8.9	$11.9

Production margin	(2.1)	(2.9)	(2.0)

Expenses	0.5	0.7	0.8

Facility closure costs	5.9	--	--

Restructuring costs	--	--	0.9

Loss from operations	$(8.5)	$(3.6)	$(3.7)

Benefit for taxes on income	$(2.7)	$(1.1)	$(1.2)

Loss from discontinued operations, net of tax	$(5.8)	$(2.5)	$(2.5)

Note 5.   Income Taxes

     Income from operations before provision for taxes by domestic and foreign source is as follows:

Millions of Dollars	2013	2012	2011
Domestic	$66.6	$56.9	$47.0
Foreign	57.1	53.7	54.5
Income from operations before provision for income taxes	$123.7	$110.6	$101.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision (benefit) for taxes on income consists of the following:

Millions of Dollars	2013	2012	2011

Domestic
Taxes currently payable
Federal	$13.7	$14.9	$11.8
State and local	2.6	1.3	2.2
Deferred income taxes	2.5	3.2	(1.9)
Domestic tax provision	18.8	19.4	12.1
Foreign
Taxes currently payable	13.8	14.3	13.1
Deferred income taxes	1.9	(1.8)	3.5
Foreign tax provision	15.7	12.5	16.6

Total tax provision	$34.5	$31.9	$28.7

     The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

     The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

Percentages	2013	2012	2011

U.S. statutory tax rate	35.0%	35.0%	35.0%
Depletion	(3.6)	(3.8)	(4.0)
Difference between tax provided on foreign earnings
and the U.S. statutory rate	(3.6)	(4.0)	(1.0)
State and local taxes, net of Federal tax benefit	1.7	1.5	1.2
Tax credits and foreign dividends	(1.7)	(0.1)	(0.1)
Change in valuation allowance	0.3	(1.1)	(1.2)
Impact of uncertain tax positions…………………….	(0.6)	0.9	(2.7)
Impact of officer's non-deductible compensation	2.3	2.1	2.9
Other	(1.9)	(1.6)	(1.8)
Consolidated effective tax rate	27.9%	28.9%	28.3%

     The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Millions of Dollars	2013	2012

Deferred tax assets:
Accrued expenses	$9.4	$12.2
Net operating loss carry forwards	9.6	11.4
Pension and post-retirement benefits costs	21.6	43.8
Other	14.3	12.9
Valuation allowance.	(5.9)	(5.7)
Total deferred tax assets	$49.0	$74.6

Millions of Dollars	2013	2012

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$14.3	$10.3
Intangible assets	13.3	12.4
Other	1.6	4.4
Total deferred tax liabilities	29.2	27.1
Net deferred tax assets	$19.8	$47.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The current and long-term portion of net deferred tax assets is as follows:

Millions of Dollars	2013	2012

Net deferred tax assets, current	$4.0	$6.3
Net deferred assets, long term	15.8	41.2
	$19.8	$47.5

     The current portion of the net deferred tax assets is included in prepaid expenses and other current assets.  The long-term portion of the net deferred tax assets are included in other assets and deferred charges.

     The Company has $4.8 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $2.3 million expire over the next 20 years, and $2.5 million can be utilized over an indefinite period.

     On December 31, 2013, the Company had $3.9 million of total unrecognized tax benefits. Included in this amount were a total of $2.5 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The following table summarizes the activity related to our unrecognized tax benefits:

Millions of Dollars	2013	2012

Balance as of January 1, 2013	$4.8	$3.9
Increases related to current year positions	0.6	0.7
Increases related to new judgments	--	0.2
Decreases related to audit settlements and statute expirations	(1.5)	--
Other	--	--
Balance as of December 31, 2013	$3.9	$4.8

          The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded $0.4 million of interest and penalties during 2013 and had a total accrued balance on December 31, 2013 of $0.6 million.

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

     Net cash paid for income taxes were $25.5 million, $21.5 million and $31.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     The Company has not provided for U.S. federal and foreign withholding taxes on $334.8 million of foreign subsidiaries' undistributed earnings as of December 31, 2013 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $334.8 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $46.0 million.

Note 6.   Inventories

     The following is a summary of inventories by major category:

Millions of Dollars	2013	2012

Raw materials	$35.1	$30.8
Work in process	6.3	6.5
Finished goods	26.3	26.5
Packaging and supplies	21.5	20.8
Total inventories	$89.2	$84.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.   Property, Plant and Equipment

     The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

Millions of Dollars	2013	2012

Land	$24.1	$26.5
Quarries/mining properties	39.6	39.6
Buildings	145.7	145.1
Machinery and equipment	956.0	937.6
Construction in progress	28.6	27.8
Furniture and fixtures and other	88.3	85.4
	1,282.3	1,262.0
Less: Accumulated depreciation and depletion	(976.2)	(944.3)
Property, plant and equipment, net	$306.1	$317.7

      Depreciation and depletion expense for the years ended December 31, 2013, 2012 and 2011 was $44.7 million, $48.7 million and $55.9 million, respectively.

Note 8.  Goodwill and Other Intangible Assets

     The carrying amount of goodwill was $64.4 million and $65.8 million as of December 31, 2013 and December 31, 2012, respectively. The net change in goodwill since December 31, 2012 was attributable to the effects of foreign exchange.

     Acquired intangible assets subject to amortization included in other assets and deferred charges as of December 31, 2013 and December 31, 2012 was as follows:

	December 31, 2013		December 31, 2012
Millions of Dollars	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.4	3.7	$6.0	$3.4
Customer lists	2.9	2.6	2.9	2.4
	$9.3	6.3	$8.9	$5.8

       The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years. Amortization expense was approximately $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The estimated amortization expense is $0.4 million for 2014, $0.4 million for 2015-2016 and $0.3 million for 2017-2018.

     Included in other assets and deferred charges is an additional intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven satellite PCC facilities. In addition, a current portion of $0.4 million is included in prepaid expenses and other current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts. Approximately $0.4 million, $0.4 million and $0.7 million were amortized in 2013, 2012 and 2011, respectively. Estimated amortization as a reduction of sales is as follows: 2014 - $0.4 million; 2015 - $0.1 million; 2016 - $0.0 million.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     Based on established criteria, the Company designated its derivatives as cash flow hedges. The Company uses FEC's designated as cash flow hedges to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 2 open foreign exchange contracts as of December 31, 2013.

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

     The location and amounts of derivative fair values on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 were as follows:

Millions of Dollars	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Dec. 31, 2013	Dec. 31, 2012	Balance Sheet Location	Dec. 31, 2013	Dec. 31, 2012
Foreign Exchange Forward Contracts	Other Current Assets	$--	$3.2	Other Current Liabilities	$--	$--

Refer to Note 11, "Fair Value of Financial Instruments" for further discussion of the determination of the fair value of derivatives.

Note 10.  Short-term Investments

     The composition of the Company's short-term investments is as follows:

Millions of Dollars	2013	2012
Short-term Investments
Short-term bank deposits	$15.8	$14.2

     There were no unrealized holding gains and losses on the short-term bank deposits held at December 31, 2013.

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

     As of December 31, 2013, the Company held certain financial assets and liabilities that were required to be measured at fair value on a recurring basis. These consisted of the Company's derivative instruments related to foreign exchange rates and certain investment in money market funds. The fair values of foreign exchange rate derivatives are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.  The fair values of investments in money market funds are determined by quoted prices in active markets and are categorized as level 1. The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3 and there were no transfers in or out of Level 3 during the year ended December 31, 2013. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

     The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Millions of Dollars	Assets (Liabilities) at Fair Value as of December 31, 2013
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$--	$--
Money market funds	$203.2	$--	$--
Total	$203.2	$--	$--

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2012.

Millions of Dollars	Assets (Liabilities) at Fair Value as of December 31, 2012
	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(Level 1)	(Level 2)	(Level 3)
Forward exchange contracts	$--	$3.2	$--
Money market funds	$174.7	$--	$--
Total	$174.7	$3.2	$--

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

     Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
mitigate the impact of foreign exchange rate movements on the Company's operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 2013, the Company had 2 open foreign exchange contracts with a financial institution to purchase approximately $0.5 million of foreign currencies. These contracts matured in January 2013. The fair value of these instruments was an asset of less than $0.1 million at December 31, 2013.  The fair value of open foreign exchange contracts at December 31, 2012 was an asset of less than $0.1 million.

     Additionally, the Company has entered into forward contracts to sell 30 million Euros as a hedge of its net investment in Europe.  These contracts matured in October 2013 and from inception the Company realized in comprehensive income an after-tax gain of $2.4 million, of which $0.5 million was reflected in 2013. The fair value of these instruments at December 31, 2012 was an asset of $3.2 million.

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

     The Company's bad debt expense for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $1.0 million and $0.9 million, respectively.

Note 13.  Long-Term Debt and Commitments

     The following is a summary of long term debt:

Millions of Dollars	Dec. 31, 2013	Dec. 31, 2012

5.53% Series 2006A Senior Notes
Due October 5, 2013	$ --	$ 50.0
Floating Rate Series 2006A Senior Notes
Due October 5, 2013 25,000	--	25.0
3.46% Series A Senior Notes
Due October 7, 2020	30.0	--
4.13% Series B Senior Notes
Due October 7, 2023	45.0	--
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations
Due 2013	--	1.4
Other Borrowings
Due 2014	--	0.9
Total	83.2	85.5
Less: Current maturities	8.2	77.0
Long-term debt	$ 75.0	$ 8.5

     The Variable/Fixed Rate Industrial Development Revenue Bonds due November 1, 2014 are tax-exempt 15-year instruments and were issued on November 30, 1999 to refinance the bonds issued in connection with the construction of a PCC plant in Jackson, Alabama.  The bonds bear interest at either a variable rate or fixed rate at the option of the Company.  Interest is payable semi-annually under the fixed rate option and monthly under the variable rate option.  The Company selected the variable rate option on these borrowings and the average interest rates were approximately 0.13% and 0.22% for the years ended December 31, 2013 and 2012, respectively.

          On May 31, 2003, the Company acquired land and limestone ore reserves from the Cushenbury Mine Trust for approximately $17.5 million. Approximately $6.1 million was paid at the closing and $11.4 million was financed through an installment obligation. The interest rate on this obligation is approximately 4.25%. This obligation was repaid in 2013.

     On October 5, 2006, the Company, through private placement, entered into a Note Purchase Agreement and issued $75 million aggregate principal amount unsecured senior notes. These notes consist of two tranches: $50 million aggregate principal amount 5.53% Series 2006A Senior Notes (Tranche 1 Notes); and $25 million aggregate principal amount Floating

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rate Series 2006A Senior Notes (Tranche 2 Notes). Tranche 1 Notes bear interest of 5.53% per annum, payable semi-annually. Tranche 2 Notes bear floating rate interest, payable quarterly. The average interest rate on Tranche 2 for the years ended December 31, 2013 and December 31, 2012 was 0.73% and 0.92%, respectively. The principal payment for both tranches was due on October 5, 2013.  The Company repaid this obligation in 2013.

     In January 2011, the Company entered into a Renminbi ("RMB") denominated loan agreement at its Refractories facility in China with the Bank of America totaling RMB 10.6 million, or $1.6 million. Principal of this loan was payable in installments over three years.  Interest was payable semi-annually and was based upon the official RMB lending rate announced by the People's Bank of China.  The average interest rate for the year ended December 31, 2013 was 6.8%.  This obligation was repaid in 2013.

     On October 7,  2013, the Company entered into, through private placement,  a Note Purchase Agreement and issued $75 million aggregate principal amount of senior unsecured notes, consisting of (a) $30,000,000 aggregate principal amount 3.46% Senior Notes, Series A, due October 7, 2020 (the "Series A Notes"), and (b) $45,000,000 aggregate principal amount 4.13% Senior Notes, Series B, due October 7, 2023 (the "Series B Notes" and, together with the Series A Notes, the "Notes").  The Company used the proceeds of the Notes to repay its $75 million aggregate principal amount of senior unsecured notes which were due October 5, 2013.

     The aggregate maturities of long-term debt are as follows: 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million; 2018 - $-- million; thereafter - $75.0 million.
     The Company had available approximately $189.7 million in uncommitted, short-term bank credit lines, of which $5.5 million was in use at December 31, 2013.

     Short-term borrowings as of December 31, 2013 and 2012 were $5.5 million and $7.1 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2013 and 2012 was 4.8% and 5.8%, respectively.

     During 2013, 2012 and 2011, respectively, the Company incurred interest costs of $3.4 million, $3.5 million and $3.5 million including $0.1 million, $0.3 million and $0.3 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

     The funded status of the Company's pension plans and other postretirement benefit plans at December 31, 2013 and 2012 is as follows:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2013	2012	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$311.4	$271.9	$10.6	$14.4
Service cost	8.4	8.1	0.6	0.6
Interest cost	11.3	11.6	0.3	0.4
Actuarial (gain) loss	(28.0)	30.4	(1.1)	(4.3)
Benefits paid	(14.0)	(12.5)	(0.5)	(0.5)
Settlements	--	(0.6)	--	--
Foreign exchange impact	0.3	1.9	--	--
Other	0.5	0.6	--	--
Benefit obligation at end of year	$289.9	$311.4	$9.9	$10.6

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2013	2012	2013	2012

Change in plan assets
Fair value of plan assets beginning of year	$212.0	$187.5	$--	$--
Actual return on plan assets	31.0	17.2	--	--
Employer contributions	10.9	16.4	0.5	0.5
Plan participants' contributions	0.5	0.5	--	--
Benefits paid	(14.0)	(12.5)	(0.5)	(0.5)
Settlements	--	(0.5)	--	--
Foreign exchange impact	0.3	3.4	--	--
Fair value of plan assets at end of year	$240.7	$212.0	$--	$--
Funded status	$(49.2)	$(99.4)	$(9.9)	$(10.6)

    Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2013	2012	2013	2012

Current liability	$(0.3)	$(0.3)	$(0.8)	$(1.0)
Non-current liability	(48.9)	(99.1)	(9.1)	(9.6)
Recognized liability	$(49.2)	$(99.4)	$(9.9)	$(10.6)

     The current portion of pension liabilities is included in accrued compensation and related items.

     Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2013	2012	2013	2012

Net actuarial (gain) loss	$58.4	$93.7	$(1.6)	$(10.1)
Prior service cost	2.2	3.0	(8.1)	(0.8)
Amount recognized end of year	$60.6	$96.7	$(9.7)	$(10.9)

     The accumulated benefit obligation for all defined benefit pension plans was $269.0 million and $287.1 million at December 31, 2013 and 2012, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-retirement Benefits
Millions of Dollars	2013	2012	2013	2012

Current year actuarial gain (loss)	$26.1	$(17.6)	$0.7	$2.7
Amortization of actuarial (gain) loss	8.8	8.4	--	(0.1)
Amortization of prior service credit (gain) loss	0.6	0.7	(1.9)	(1.8)
Total recognized in other comprehensive income	$35.5	$(8.5)	$(1.2)	$0.8

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-retirement Benefits
Millions of Dollars	2013	2012	2011	2013	2012	2011
Service cost	$8.4	$8.1	$7.1	$0.6	$0.6	$0.7
Interest cost	11.3	11.6	11.6	0.3	0.4	0.6
Expected return on plan assets	(14.8)	(13.5)	(13.8)	--	--	--
Amortization of prior service cost	1.0	1.2	1.3	(3.1)	(3.1)	(3.1)
Recognized net actuarial (gain) loss	13.9	13.3	8.6	--	(0.1)	0.1
Settlement /curtailment loss	--	0.2	0.5	--	--	--
Net periodic benefit cost	$19.8	$20.9	$15.3	$(2.2)	$(2.2)	$(1.7)

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

     The 2014 estimated amortization of amounts in other accumulated comprehensive income are as follows:

Millions of Dollars	Pension Benefits	Post-Retirement Benefits
Amortization of prior service credit (gain)	$1.0	$(3.1)
Amortization of net (gain) loss	7.2	(0.1)
Total costs to be recognized	$8.2	$(3.2)

Additional Information
     The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011

Discount rate	3.80%	4.32%	5.70%
Expected return on plan assets	7.18%	7.06%	7.25%
Rate of compensation increase	3.16%	3.11%	3.20%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011

Discount rate	4.37%	3.77%	4.30%
Rate of compensation increase	3.10%	3.14%	3.10%

     For 2013, 2012 and 2011, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 14% in 2013, 9% in 2012 and 2% in 2011.

The Company maintains a self-funded health insurance plan for its retirees. This plan provided that the maximum health care cost trend rate would be 5%. Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2013 and 2012 by asset category are as follows:

Asset Category	2013	2012

Equity securities	56.4%	56.4%
Fixed income securities	35.0%	34.9%
Real estate	0.5%	0.5%
Other	8.1%	8.2%
Total	100.0%	100.0%

  The Company's pension plan fair values at December 31, 2013 and 2012 by asset category are as follows:

Millions of Dollars
Asset Category	2013	2012

Equity securities	$135.9	$119.5
Fixed income securities	84.2	74.1
Real estate	1.1	1.0
Other	19.5	17.4
Total	$240.7	$212.0
     The following table presents domestic and foreign pension plan assets information at December 31, 2013, 2012 and 2011 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
Millions of Dollars	2013	2012	2011	2013	2012	2011
Fair value of plan assets	$170.6	$148.2	$132.2	$70.1	$63.8	$55.3

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2013:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2013
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$116.8	$--	$--	$116.8
Non-US equities	19.0	--	--	19.0

Fixed Income Securities
Corporate debt instruments	53.7	30.6	--	84.3

Real estate and other Real estate and other
Real estate	--	--	1.1	1.1
Other	--	--	19.5	19.5
Total Assets	$189.5	$30.6	$20.6	$240.7

U.S. equities—This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. equities—This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

 Fixed income—This class included debt instruments issued by the US Treasury, and corporate debt instruments.

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2012:

Millions of Dollars	Pension Assets at Fair Value as of December 31, 2012
Asset Class	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Equity Securities
US equities	$104.5	$--	$--	$104.5
Non-US equities	15.0	--	--	15.0

Fixed Income Securities
Corporate debt instruments	43.1	31.0	--	74.1

Real estate and other Real estate and other
Real estate	--	--	1.0	1.0
Other	--	--	17.4	17.4
Total Assets	$162.6	$31.0	$18.4	$212.0

     Contributions
     The Company expects to contribute $10 million to its pension plans and $1 million to its other post-retirement benefit plan in 2014.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Millions of Dollars	Pension Benefits	Other Benefits

2014	$14.1	$0.8
2015	$15.4	$0.8
2016	$17.3	$0.8
2017	$18.1	$0.7
2018	$18.0	$0.8
2019-2023	$101.4	$3.4

Investment Strategies

     The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2013 was over 10%.  The Company's assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company's long-term investment strategy is an investment portfolio mix of approximately 65% in equity securities and 35% in fixed income securities.  As of December 31, 2013, the Company had approximately 65% of its pension assets in equity securities and 35% in fixed income securities.

     Savings and Investment Plans
     The Company maintains a voluntary Savings and Investment Plan (a 401K plan) for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.8 million for each of the years ended December 31, 2013, 2012 and 2011.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Leases

     The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $4.5 million, $5.0 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2014 through 2018 and in aggregate thereafter are approximately $3.5 million, $2.6 million, $2.2 million, $1.2 million, $1.1 million, respectively, and $3.9 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $1.0 million at December 31, 2013.

     Total future minimum payments to be received under direct financing leases for each of the years 2014 through 2018 and the aggregate thereafter are approximately: $2.0 million, $0.9 million, $0.4 million, $0.1 million, $-- million and $-- million thereafter.

Note 16.  Litigation

     Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 15 pending asbestos cases. To date, 1,394 silica cases and 34 asbestos cases have been dismissed. Two new asbestos cases were filed in the fourth quarter of 2013.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

     The Company has not settled any silica or asbestos lawsuits to date.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 15 pending asbestos cases, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2013.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2013.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 17.  Stockholders' Equity
Capital Stock

     The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,350,186 shares and 34,949,620 shares were outstanding at December 31, 2013 and 2012, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

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

Cash Dividends

     Cash dividends of $6.9 million or $0.20 per common share were paid during 2013. In January 2014, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2014.

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

     The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Stock
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)
Balance January 1, 2011	1,898,578	1,640,060	27.05	300,540	23.60
Granted	(381,624)	244,646	32.06	136,978	32.08
Exercised/vested	--	(241,196)	25.01	(94,246)	31.99
Canceled	160,784	(69,536)	26.80	(91,248)	30.22
Balance December 31, 2011	1,677,738	1,573,974	27.10	252,024	27.21
Granted	(345,696)	222,250	32.04	123,446	32.04
Exercised/vested	--	(330,158)	25.15	(102,424)	25.90
Canceled	159,932	(70,546)	27.76	(89,386)	27.08
Balance December 31, 2012	1,491,974	1,395,520	28.31	183,660	31.25
Granted	(351,995)	239,770	41.42	112,225	41.44
Exercised/vested	--	(501,222)	25.26	(107,956)	30.71
Canceled	5,010	(2,653)	37.24	(2,357)	36.39
Balance December 31, 2013	1,144,989	1,131,415	32.42	185,572	37.65

Note 18.  Comprehensive Income

     Comprehensive income includes changes in the fair value of certain financial derivative instruments that qualify for hedge accounting to the extent they are effective, the recognition of deferred pension costs, and cumulative foreign currency translation adjustments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reflects the accumulated balances of other comprehensive income (loss):

Millions of Dollars	Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) On Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$46.6	$(51.9)	$1.7	$(3.6)
Current year net change	(16.7)	(25.6)	0.6	(41.7)

Balance at December 31, 2011	$29.9	$(77.5)	$2.3	$(45.3)
Current year net change	2.1	(7.8)	(0.2)	(5.9)

Balance at December 31, 2012	$32.0	$(85.3)	$2.1	$(51.2)
Current year net change	(14.9)	34.3	0.5	19.9

Balance at December 31, 2013	$17.1	$(51.0)	$2.6	$(31.3)

     The income tax expense (benefit) associated with items included in other comprehensive income (loss) was approximately $22.6 million, $(1.3) million and $(15.5) million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following are the reclassifications out of accumulated other comprehensive income, net of related tax:

(millions of dollars)	Year Ended Dec. 31, 2013
Amortization of prior service cost	$(1.2)
Amortization of actuarial gains (losses)	8.8
Total reclassifications from accumulated other comprehensive income	$7.6

The above amounts are included in net periodic pension costs.  Please see note 14 to the condensed consolidated financial statements.

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

     The following is a reconciliation of asset retirement obligations as of December 31, 2013 and 2012:

Millions of Dollars	2013	2012
Asset retirement liability, beginning of period	$15.0	$14.7
Accretion expense	0.7	0.7
Additional obligations	0.2	0.1
Reversal of obligations	(0.4)	(0.2)
Payments	(0.6)	(0.3)
Foreign currency translation	(0.2)	--
Asset retirement liability, end of period	$14.7	$15.0

     The current portion of the liability of approximately $0.4 million is included in other current liabilities. The long-term portion of the liability of approximately $14.3 million is included in other non-current liabilities.

     Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20.  Non-Operating Income and Deductions

Millions of Dollars	Year Ended December 31,
	2013	2012	2011
Interest income	$3.0	$3.2	$3.9
Interest expense	(3.3)	(3.2)	(3.3)
Foreign exchange losses	(2.1)	(1.4)	(1.2)
Foreign currency translation loss upon deconsolidation of a foreign entity	--	--	(1.4)
Other deductions	(0.8)	(1.6)	(0.6)
Non-operating deductions, net	$(3.2)	$(3.0)	$(2.6)

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

     Segment information for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013
Millions of Dollars	Specialty Minerals	Refractories	Total

Net sales	$669.8	$348.4	$1,018.2
Income from operations	98.4	35.9	134.3
Depreciation, depletion and amortization	38.6	8.7	47.3
Segment assets	605.6	378.1	983.7
Capital expenditures	33.6	8.3	41.9

	2012
Millions of Dollars	Specialty Minerals	Refractories	Total

Net sales	$653.4	$343.4	$996.8
Income from operations	87.7	32.6	120.3
Depreciation, depletion and amortization	40.8	10.3	51.1
Segment assets	617.0	355.5	972.5
Capital expenditures	41.0	8.0	49.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
Millions of Dollars	Specialty Minerals	Refractories	Total

Net sales	$664.1	$368.8	$1,032.9
Income from operations	76.6	33.2	109.8
Restructuring and other charges	0.2	(0.6)	(0.4)
Depreciation, depletion and amortization	47.6	10.6	58.2
Segment assets	603.8	355.8	959.6
Capital expenditures	41.7	8.0	49.7

 A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

Millions of Dollars
Income from continuing operations before
provision for taxes:	2013	2012	2011
Income from operations for reportable segments	$134.3	$120.3	$109.8
Unallocated corporate expenses	(7.4)	(6.7)	(5.7)
Interest income	3.0	3.2	3.9
Interest expense	(3.3)	(3.2)	(3.3)
Other income deductions	(2.8)	(3.0)	(3.2)
Income from continuing operations before provision for taxes	$123.8	$110.6	$101.5

Total assets	2013	2012	2011
Total segment assets	$983.7	$972.5	$959.6
Corporate assets	233.8	238.7	205.4

Consolidated total assets	$1,217.5	$1,211.2	$1,165.0

Capital expenditures	2013	2012	2011
Total segment capital expenditures	$41.9	$49.0	$49.7
Corporate capital expenditures	1.9	3.1	2.4
Consolidated total capital expenditures	$43.8	$52.1	$52.1

     The carrying amount of goodwill by reportable segment as of December 31, 2013 and December 31, 2012 was as follows:
	Goodwill
Millions of Dollars	December 31, 2013	December 31, 2012
Specialty Minerals	$14.3	$14.1
Refractories	50.1	51.7
Total	$64.4	$65.8

     The net change in goodwill since December 31, 2012 is attributable to the effect of foreign exchange.

     Financial information relating to the Company's operations by geographic area was as follows:

Millions of Dollars
Net Sales	2013	2012	2011
United States	$563.5	$562.5	$557.5

Canada/Latin America	70.3	72.5	74.3
Europe/Africa	269.2	248.2	286.4
Asia	115.2	113.6	114.7
Total International	454.7	434.3	475.4

Consolidated total net sales	$1,018.2	$996.8	$1,032.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Millions of Dollars
Long-lived assets	2013	2012	2011
United States	$235.2	$235.8	$239.8

Canada/Latin America	12.1	14.5	14.6
Europe/Africa	64.9	69.0	72.0
Asia	60.5	67.3	59.8
Total International	137.5	150.8	146.4

Consolidated total long-lived assets	$372.7	$386.6	$386.2

      Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.
     The Company's sales by product category are as follows:

Millions of Dollars	2013	2012	2011
Paper PCC	$480.0	$471.5	$485.0
Specialty PCC	67.2	65.9	63.6
Talc	50.9	48.1	46.9
GCC	71.7	67.9	68.6
Refractory Products	264.0	264.1	287.4
Metallurgical Products	84.4	79.3	81.4

Net sales	$1,018.2	$996.8	$1,032.9

Note 22.  Quarterly Financial Data (unaudited)

Millions of Dollars, Except Per Share Amounts

2013 Quarters	First	Second	Third	Fourth

Net Sales by Major Product Line
PCC	$137.2	$135.6	$135.9	$138.3
Processed Minerals	29.6	32.7	31.5	28.8
Specialty Minerals Segment	166.8	168.3	167.4	167.1
Refractories Segment	83.6	88.5	86.8	89.5

Net sales	250.4	256.8	254.2	256.6

Gross profit	56.0	58.8	59.9	59.0

Income from operations	28.2	32.4	32.8	33.5
Income from continuing operations	20.3	22.7	22.6	23.6
Loss from discontinued operations	(0.7)	(5.0)	--	--
Net income attributable to MTI…..	$18.7	$17.1	$21.9	$22.6

Basic EPS:
Income from continuing operations attributable to MTI	$0.56	$0.63	$0.63	$0.66
Loss from discontinued operations attributable to MTI	$(0.02)	$(0.14)	$--	$--
Net Income attributable to MTI common shareholders	$0.54	$0.49	$0.63	$0.66

Diluted EPS:
Income from continuing operations attributable to MTI	$0.55	$0.63	$0.63	$0.65
Loss from discontinued operations attributable to MTI	$(0.02)	$(0.14)	$--	$--
Net Income attributable to MTI common shareholders	$0.53	$0.49	$0.63	$0.65

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market price range per share of common stock:
High	$43.04	$43.12	$49.03	$60.40
Low	$39.54	$38.43	$42.53	$49.28
Close	$41.51	$41.34	$48.95	$60.07

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2012 Quarters	First	Second	Third	Fourth
Net Sales by Major Product Line
PCC	$135.5	$133.7	$134.5	$133.7
Processed Minerals	29.6	31.8	28.6	26.0
Specialty Minerals Segment	165.1	165.5	163.1	159.7
Refractories Segment	89.4	85.9	84.7	83.4

Net sales	254.5	251.4	247.8	243.1
Gross profit	55.6	56.8	55.6	54.3

Income from operations	27.9	30.1	28.6	27.0
Income from continuing operations	19.2	20.7	19.7	19.1
Loss from discontinued operations	(0.6)	(0.5)	(0.5)	(0.9)
Net income attributable to MTI	$18.0	$19.7	$18.6	$17.7

Basic EPS:
Income from continuing operations attributable to MTI	$0.53	$0.57	$0.54	$0.53
Loss from discontinued operations attributable to MTI	$(0.02)	$(0.01)	$(0.01)	$(0.03)
Net Income attributable to MTI common shareholders	$0.51	$0.56	$0.53	$0.50

Diluted EPS:
Income from continuing operations attributable to MTI	$0.53	$0.57	$0.54	$0.53
Loss from discontinued operations attributable to MTI	$(0.02)	$(0.01)	$(0.01)	$(0.03)
Net Income attributable to MTI common shareholders	$0.51	$0.56	$0.53	$0.50

Market price range per share of common stock:
High	$33.96	$33.60	$36.99	$39.92
Low	$28.78	$30.81	$30.50	$34.25
Close	$32.70	$31.89	$35.46	$39.92

Dividends paid per common share	$0.025	$0.025	$0.025	$0.05

Note 23.  Subsequent Event

The Company announced on February 14, 2014 that it has made a proposal to acquire all outstanding shares of AMCOL International Corporation, a company publicly traded on the New York Stock Exchange, for $42 per share in cash.  The Company is confident in its ability to finance the transaction.  If the proposal is accepted, the transaction would be expected to close in the first half of 2014 and would be conditioned upon customary closing conditions.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:
We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014  expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 21, 2014

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

     The Company assessed its internal control system as of December 31, 2013 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2013, its system of internal control over financial reporting was effective.

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

/s/	Robert S. Wetherbee President and Chief Executive Officer	/s/	Douglas T. Dietrich Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 21, 2014

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2013
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,837	586	(2,708)	1,715

Year ended December 31, 2012
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$3,009	$1,011	(183)	3,837

Year ended December 31, 2011
Valuation and qualifying accounts deducted from
assets to which they apply:
Allowance for doubtful accounts	$2,440	$877	$(308)	$3,009

(a)	Includes impact of translation of foreign currencies.

S-1

Exhibit Index

The following documents are filed as part of this report:

10.15(a)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013
10.15(b)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013
21.1	Subsidiaries of the Comany
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer
32	Section 1350 Certification
95	Information Concerning Mine Safety Violations
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase