Form 10-Q
period 2014-03-30
MINERALS TECHNOLOGIES INC
filed 2014-04-25
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

Large Accelerated Filer [ X ]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $0.10 par value	Outstanding at April 10, 2014 34,483,401

MINERALS TECHNOLOGIES INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

		Three Months Ended
(in thousands, except per share data)		March 30, 2014	March 31, 2013

Net sales		$244,396	$250,513
Cost of goods sold		189,084	194,630
Production margin		55,312	55,883

Marketing and administrative expenses		21,533	22,812
Research and development expenses		5,094	4,818
Acquisition related transaction costs		5,101	--

Income from operations		23,584	28,253

Non-operating income (deductions), net		(310)	133
Income from continuing operations before provision for taxes		23,274	28,386
Provision for taxes on income		7,003	8,046

Income from continuing operations, net of tax		16,271	20,340
Income (loss) from discontinued operations, net of tax		8	(736)
Consolidated net income		16,279	19,604

Less:	Net income attributable to non-controlling interests	664	848
Net income attributable to Minerals Technologies Inc. (MTI)		15,615	18,756
Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI		$0.45	$0.56
Loss from discontinued operations attributable to MTI		--	(0.02)
Basic earnings per share attributable to MTI		$0.45	$0.54

Diluted:
Income from continuing operations attributable to MTI		$0.45	$0.55
Loss from discontinued operations attributable to MTI		--	(0.02)
Diluted earnings per share attributable to MTI		$0.45	$0.53

Cash dividends declared per common share		$0.05	$0.05

Shares used in computation of earnings per share:

Basic		34,420	34,996
Diluted		34,680	35,253

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(thousands of dollars)	March 30, 2014	March 31, 2013
Consolidated net income	$16,279	$19,604
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,087	(14,785)
Pension and postretirement plan adjustments	826	1,766
Cash flow hedges:
Net derivative gains (losses) arising during the period	(106)	586
Comprehensive income	19,086	7,171
Comprehensive income attributable to
non-controlling interest	(431)	(379)
Comprehensive income attributable to MTI	$18,655	$6,792

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(thousands of dollars)	March 30, 2014*	December 31, 2013**

Current assets:
Cash and cash equivalents	$493,035	$490,267
Short-term investments, at cost which approximates market	15,690	15,769
Accounts receivable, net	217,299	204,449
Inventories	91,614	89,169
Prepaid expenses and other current assets	17,132	15,463
Total current assets	834,770	815,117

Property, plant and equipment, less accumulated depreciation and depletion – March 30, 2014 - $988,047; December 31, 2013 - $976,265	306,379	306,071
Goodwill	64,274	64,432
Other assets and deferred charges	31,821	31,927
Total assets	$1,237,244	$1,217,547

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4,753	$5,504
Current maturities of long-term debt	8,200	8,200
Accounts payable	109,546	94,855
Other current liabilities	57,823	72,335
Total current liabilities	180,322	180,894

Long-term debt	75,000	75,000
Accrued Pension and Post-Retirement Benefits	58,056	57,893
Other non-current liabilities	29,180	29,352
Total liabilities	342,558	343,139

Shareholders' equity:
Common stock	4,769	4,756
Additional paid-in capital	364,656	361,460
Retained earnings	1,120,145	1,106,252
Accumulated other comprehensive loss	(28,224)	(31,265)
Less common stock held in treasury	(593,665)	(593,665)

Total MTI shareholders' equity	867,681	847,538
Non-controlling interest	27,005	26,870
Total shareholders' equity	894,686	874,408

Total liabilities and shareholders' equity	$1,237,244	$1,217,547

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
(thousands of dollars)	March 30, 2014	March 31, 2013
Operating Activities:

Consolidated net income	$16,279	$19,604
Income (loss) from discontinued operations	8	(736)
Income from continuing operations	16,271	20,340

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation, depletion and amortization	11,906	11,588
Other non-cash items	1,563	2,420
Net changes in operating assets and liabilities	(14,662)	(8,394)
Net cash provided by continuing operations	15,078	25,954
Net cash used in discontinued operations	99	(1,265)
Net cash provided by operating activities	15,177	24,689

Investing Activities:

Purchases of property, plant and equipment	(11,301)	(8,681)
Proceeds from sale of short-term investments	695	--
Purchases of short-term investments	--	(941)
Net cash used in investing activities	(10,606)	(9,622)

Financing Activities:

Net repayment of short-term debt	(735)	(81)
Purchase of common shares for treasury	--	(7,587)
Proceeds from issuance of stock under option plan	1,763	2,751
Excess tax benefits related to stock incentive programs	213	184
Dividends paid to non-controlling interest	(296)	(486)
Cash dividends paid	(1,722)	(1,754)
Net cash used in financing activities	(777)	(6,973)

Effect of exchange rate changes on cash and
cash equivalents	(1,026)	(7,855)

Net increase in cash and cash equivalents	2,768	239
Cash and cash equivalents at beginning of period	490,267	454,092
Cash and cash equivalents at end of period	$493,035	$454,331

Supplemental disclosure of cash flow information:
Interest paid	$59	$172

Income taxes paid	$5,575	$5,657

Non-cash financing activities:
Treasury stock purchases settled after period-end	$--	$1,860

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended March 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

     Certain reclassifications were made to prior year amounts to conform to current year presentation.

     During the second quarter of 2013, the Company ceased operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  All prior periods have been restated to reflect such reclassification.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
Basic EPS (in millions, except per share data)	March 30, 2014	March 31, 2013

Income from continuing operations
attributable to MTI	$15.6	$19.5
Loss from discontinued operations
attributable to MTI	--	(0.7)
Net income attributable to MTI	$15.6	$18.8

Weighted average shares outstanding	34.4	35.0

	March 30, 2014	March 31, 2013
Basic earnings per share from continuing operations
attributable to MTI	$0.45	$0.56
Basic loss per share from discontinued operations
attributable to MTI	--	(0.02)
Basic earnings per share attributable to MTI	$0.45	$0.54

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended
Diluted EPS (in millions, except per share data)	March 30, 2014	March 31, 2013

Income from continuing operations
attributable to MTI	$15.6	$19.5
Loss from discontinued operations
attributable to MTI	--	(0.7)
Net income attributable to MTI	$15.6	$18.8

Weighted average shares outstanding	34.4	35.0

Dilutive effect of stock options and stock units	0.3	0.3
Weighted average shares outstanding, adjusted	34.7	35.3

Diluted earnings per share from continuing operations
attributable to MTI	$0.45	$0.55
Diluted loss per share from discontinued operations
attributable to MTI	--	(0.02)
Diluted earnings per share attributable to MTI	$0.45	$0.53

     Options to purchase 160,180 and 239,770 shares of common stock for the three-month periods ended March 30, 2014 and March 31, 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

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

	Three Months Ended
(millions of dollars)	March 30, 2014	March 31, 2013

Net sales	$--	$0.8

Production margin	--	(1.0)

Expenses	--	0.1

Loss from operations	$--	$(1.1)

Benefit for taxes on income	$--	$(0.4)

Loss from discontinued operations, net of tax	$--	$(0.7)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.   Income Taxes

     As of March 30, 2014, the Company had approximately $4.1 million of total unrecognized income tax benefits. Included in this amount were a total of $2.6 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

     The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million during the first three months of 2014, and had an accrued balance of $0.7 million of interest and penalties as of March 30, 2014.

     The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Note 6.   Inventories

     The following is a summary of inventories by major category:

(millions of dollars)	March 30, 2014	December 31, 2013
Raw materials	$34.0	$35.1
Work-in-process	7.2	6.3
Finished goods	28.1	26.3
Packaging and supplies	22.3	21.5
Total inventories	$91.6	$89.2

Note 7.  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $64.3 million and $64.4 million as of March 30, 2014 and December 31, 2013, respectively.  The net change in goodwill since December 31, 2013 was attributable to the effect of foreign exchange.

     Acquired intangible assets subject to amortization included in other assets and deferred charges as of March 30, 2014 and December 31, 2013 were as follows:

	March 30, 2014		December 31, 2013
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	$6.4	3.8	6.4	3.7
Customer lists	2.9	2.7	2.9	2.6
	$9.3	6.5	9.3	6.3

     The weighted average amortization period for acquired intangible assets subject to amortization is approximately 15 years.  Estimated amortization expense is $0.5 million for 2014, $0.5 million for 2015–2016, $0.3 million for 2017, and $0.1 million for 2018-2019.

     Included in other assets and deferred charges is an additional intangible asset of approximately $0.5 million which represents the non-current unamortized amount paid to a customer in connection with contract extensions at seven PCC satellite facilities.  In addition, a current portion of $0.4 million is included in prepaid expenses and other

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

current assets. Such amounts will be amortized as a reduction of sales over the remaining lives of the customer contracts.  Approximately $0.1 million was amortized in the first quarter of 2014. Estimated amortization as a reduction of sales is as follows: remainder of 2014 - $0.3 million; 2015 - $0.1 million.

Note 8.   Long-Term Debt and Commitments

     The following is a summary of long-term debt:
(millions of dollars)	March 30, 2014	December 31, 2013

3.46% Series A Senior Notes
Due October 7, 2020	$30.0	$30.0
4.13% Series B Senior Notes
Due October 7, 2023	45.0	45.0
Variable/Fixed Rate Industrial
Development Revenue Bonds Series 1999 Due November 1, 2014	8.2	8.2
Installment obligations	--	--
Other borrowings	--	--
Total	83.2	83.2
Less: Current maturities	8.2	8.2
Long-term debt	$75.0	$75.0

     As of March 30, 2014, the Company had $189.7 million of uncommitted short-term bank credit lines, of which approximately $4.8 million was in use.

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

Components of Net Periodic Benefit Cost
	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
(millions of dollars)	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$2.0	$2.3	$0.1	$0.2
Interest cost	3.1	2.8	0.1	0.1
Expected return on plan assets	(4.3)	(3.7)	--	--
Amortization:
Prior service cost	0.3	0.3	(0.8)	(0.8)
Recognized net actuarial loss	1.7	3.4	--	--
Net periodic benefit cost	$2.8	$5.1	$(0.6)	$(0.5)

     Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $10.0 million to its pension plans and $1.0 million to its other post retirement benefit plans in 2014. As of March 30, 2014, $0.8 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other post retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10.  Comprehensive Income

The following are the reclassifications out of accumulated other comprehensive income, net of related tax:

(millions of dollars)	March 30, 2014
Amortization of prior service cost	$(0.3)
Amortization of actuarial gains(losses)	1.1
Total reclassifications from accumulated other comprehensive income	$0.8

The above amounts are included in net periodic pension costs.  Please see note 9 to the condensed consolidated financial statements.

The major components of accumulated other comprehensive income (loss), net of related tax, are as follows:

(millions of dollars)	Foreign Currency Translation Adjustments	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
Balance as of December 31, 2013	$17.1	$(51.0)	$2.6	$(31.3)

Other comprehensive income (loss) before reclassifications	2.3	--	(0.1)	2.2
Amounts reclassified from AOCI	--	0.8	--	0.8
Net current period other comprehensive income (loss)	2.3	0.8	(0.1)	3.0
Balance as of March 30, 2014	$19.4	(50.2)	2.5	(28.3)

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

     The following is a reconciliation of asset retirement obligations as of March 30, 2014:

(millions of dollars)

Asset retirement liability, December 31, 2013	$14.7
Accretion expense	0.2
Additions	--
Reversals	(0.1)
Foreign currency translation and other	--
Asset retirement liability, March 30, 2014	$14.8

The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $14.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 30, 2014.

Note 12. Legal Proceedings

  Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 72 pending silica cases and 15 pending asbestos cases. To date, 1,394 silica cases and 34 asbestos cases have been dismissed. Four new asbestos

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

cases were filed in the first quarter of 2014, and four asbestos cases were dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 30, 2014.
     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 30, 2014.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 13.  Non-Operating Income and Deductions, Net

	Three Months Ended
(millions of dollars)	March 30, 2014	March 31, 2013
Interest income	$0.7	$0.7
Interest expense	(0.8)	(0.8)
Foreign exchange gains	0.1	0.6
Other deductions	(0.3)	(0.4)
Non-operating income (deductions), net	$(0.3)	$0.1

Note 14.  Non-controlling interests

          The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)	$26.9	$874.4

Net income	--	--	15.6	--	--	0.6	16.2
Other comprehensive income	--	--	--	3.0	--	(0.2)	2.8
Dividends declared	--	--	(1.7)	--	--	--	(1.7)
Dividends to non-controlling interest	--	--	--	--	--	(0.3)	(0.3)
Employee benefit transactions	0.1	1.7	--	--	--	--	1.8
Income tax benefit arising from employee
stock option plans	--	1.1	--	--	--	--	1.1
Purchase of common stock for treasury	--	--	--	--	--	--	--
Stock based compensation	--	0.3	--	--	--	--	0.3
Balance as of March 30, 2014	$4.8	$364.6	$1,120.2	$(28.3)	$(593.7)	$27.0	$894.6

  The income attributable to non-controlling interests for the three-month periods ended March 30, 2014 and March 31, 2013 was from continuing operations. The remainder of the income was attributable to MTI. There were no changes in MTI's ownership interest for the period ended March 30, 2014 as compared with December 31, 2013.

Note 15.  Segment and Related Information

     Segment information for the three-month periods ended March 30, 2014 and March 31, 2013 was as follows:
Net Sales
(millions of dollars)	Three Months Ended
	March 30, 2014	March 31, 2013
Specialty Minerals	$159.7	$166.9
Refractories	84.7	83.6
Total	$244.4	$250.5

Income from Operations
(millions of dollars)	Three Months Ended
	March 30, 2014	March 31, 2013
Specialty Minerals	$21.5	$23.3
Refractories	9.2	6.9
Total	$30.7	$30.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

     The carrying amount of goodwill by reportable segment as of March 30, 2014 and December 31, 2013 was as follows:
Goodwill
(millions of dollars)
	Three Months Ended
	March 30, 2014	December 31, 2013
Specialty Minerals	$14.4	14.3
Refractories	49.9	50.1
Total	$64.3	64.4

     A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

Income from operations before provision for taxes on income:	Three Months Ended
(millions of dollars)	March 30, 2014	March 31, 2013

Income from operations for reportable segments	$30.7	$30.2
Unallocated corporate expenses	(7.1)	(2.0)
Consolidated income from operations	23.6	28.2
Non-operating income (deductions)	(0.3)	0.1
Income from continuing operations
before provision for taxes on income	$23.3	$28.3

     The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	March 30, 2014	March 31, 2013
Paper PCC	$112.8	$120.5
Specialty PCC	16.3	16.8
Talc	13.4	12.4
Ground Calcium Carbonate	17.2	17.2
Refractory Products	63.1	62.4
Metallurgical Products	21.6	21.2
Net sales	$244.4	$250.5

Note 16.   Acquisitions

     On March 10, 2014, the Company entered into a definitive merger agreement with AMCOL International Corporation.  Under the terms of the agreement, the Company will acquire all outstanding shares of AMCOL for $45.75 per share in cash, or a total value of approximately $1.7 billion.  The transaction, which has been unanimously approved by the boards of directors of both companies, is expected to close in the second quarter of 2014 and is subject to customary closing conditions.  The Company expects to finance this transaction with a combination of cash on hand and borrowings.  JPMorgan Chase Bank N.A. has committed to provide senior secured credit facilities consisting of a $200 million revolving credit facility and a $1.56 billion term loan facility.
The company incurred $7.5 million of acquisition-related transaction costs in the first quarter, of which $2.4 million were reflected as deferred financing costs.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Minerals Technologies Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of March 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 30, 2014 and March 31, 2013, and the related condensed consolidated statements of cash flows for the three-month periods ended March 30, 2014 and March 31, 2013.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
 April 25, 2014

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Income and Expense Items as a Percentage of Net Sales

	Three Months Ended
	March 30, 2014	March 31, 2013
Net sales	100.0%	100.0%
Cost of goods sold	77.4	77.7

Production margin	22.6	22.3

Marketing and administrative expenses	8.8	9.1
Research and development expenses	2.1	1.9
Acquisition related transaction costs	2.1	--

Income from operations	9.6	11.3
Income from continuing operations	6.7	8.1
Loss from discontinued operations	--	(0.3)

Net income attributable to MTI	6.4%	7.5%

Executive Summary

    The Company reported income from continuing operations in the first quarter of 2014 of $0.45 per share, a decrease of 18% from the $0.55 reported in the first quarter of 2013.  Included in these results were acquisition related transaction costs of $5.1 million or $0.13 per share. During the first quarter of 2014, the Company was impacted by severe weather in the U.S. as well as two previously announced paper mill and paper machine shutdowns in the U.S. and Europe that resulted in paper grade realignments to other paper mills.

     Worldwide sales for the first quarter of 2014 decreased 2% from the prior year to $244.4 million from $250.5 million.  Foreign exchange had an unfavorable impact on sales of approximately $3.3 million or 1 percentage point.

     On March 10, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AMCOL International Corporation ("AMCOL"), under which the Company will acquire AMCOL for $45.75 per share in cash or a total value of approximately $1.7 billion.  AMCOL, based in Hoffman Estates, Illinois, produces and markets a wide range of specialty minerals and materials used for industrial, environmental and consumer-related applications. AMCOL is the parent of American Colloid Co., CETCO (Colloid Environmental Technologies Company), CETCO Oilfield Services Company and the transportation operations, Ameri-co Carriers, Inc. and Ameri-co Logistics, Inc. The Company and AMCOL are both world-renowned innovators in mineralogy, fine particle technology and polymer chemistry. This transaction will bring together the global leaders in PCC and bentonite, creating an even more robust US-based international minerals supplier. The transaction, which has been unanimously approved by the boards of directors of both companies, is expected to close in the second quarter of 2014 and is subject to customary closing conditions.  JPMorgan Chase Bank, N.A. has committed to provide a $200 million senior secured revolving credit facility and a $1.56 billion senior secured term loan facility. The proceeds of the debt financing (together with the Company's cash on hand) will be used to fund the transactions contemplated by the Merger Agreement. This financing commitment is subject to conditions to funding customary for facilities of this type.

     The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  We began operations at one new satellite plant in India since the first quarter of 2013. In January 2014, we signed an agreement with UPM for a 100,000-ton satellite in Changshu, China which should be operational in the first quarter of 2015. We presently have four PCC facilities under construction in China. The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of high filler loading. We presently have 16 commercial contracts for FulFill®. In 2013 the FulFill® program generated $2.5 million of operating income and we expect to generate operating income between $4.0 million and $4.5 million in 2014. Our agreement with United Steel Company B.S.C. (SULB), to perform all refractory maintenance at a greenfield steel mill in Bahrain which began operations in the third quarter of 2012, generated sales of $2.7 million in first quarter of 2014.   We expect to generate on average $10 million per year over the 3 year term of the contract.

     Income from operations decreased 17% to $23.6 million in the first quarter of 2014 from $28.3 million in the prior year and represented 9.6% of sales. The decrease in income from operations was due to acquisition related transaction costs of $5.1 million. The Specialty Minerals segment's income from operations decreased 8% to $21.5 million in the first quarter of 2014 and represented 13.5% of sales. This decrease was attributable to severe weather conditions in the North America, two previously announced paper mill and paper machine shutdowns in the U. S. and Europe, and increased energy costs.  The Refractories segment's operating income increased 33% to $9.2 million and represented 10.9% of sales.  This increase was due to sales growth and improved margins in Refractory products and Metallurgical Wire in Europe and the Middle East, a favorable product mix in North America Metallurgical Wire products and continued productivity and cost improvements.

     The Company's balance sheet as of March 30, 2014 continues to be very strong.  Cash, cash equivalents and short-term investments were approximately $508.7 million.  We have available lines of credit of $189.7 million and our debt to equity ratio was 9.0%.  Our cash flows from operations were approximately $15.2 million in the first quarter of 2014.

Outlook

          Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

     The AMCOL acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2014.  After consummation, we expect to be focused on integrating AMCOL, including building relationships with customers and suppliers of the combined company.  We also expect the combined company will undergo certain internal restructurings and reorganizations in order to realize certain of the potential synergies of the merger.

     In addition to the integration of AMCOL, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2014, as follows:

•
Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•
Develop products and processes for waste management and recycling, opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process and further penetration into the packaging segment of the paper industry

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

     However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended March 30, 2014 as compared with three months ended March 31, 2013

Sales

(millions of dollars)	First Quarter 2014	% of Total Sales	Growth	First Quarter 2013	% of Total Sales
Net Sales

U.S	$134.4	55.0%	(4)%	$139.8	55.8%
International	110.0	45.0%	(1)%	110.7	44.2%
Net sales	$244.4	100.0%	(2)%	$250.5	100.0%

Paper PCC	$112.8	46.1%	(6)%	$120.5	48.1%
Specialty PCC	16.3	6.7%	(3)%	16.8	6.7%
PCC Products	$129.1	52.8%	(6)%	$137.3	54.8%

Talc	$13.4	5.5%	8%	$12.4	4.9%
Ground Calcium Carbonate	17.2	7.0%	0%	17.2	6.9%
Processed Minerals Products	$30.6	12.5%	3%	$29.6	11.8%

Specialty Minerals Segment	$159.7	65.3%	(4)%	$166.9	66.6%

Refractory Products	$63.1	25.8%	1%	$62.4	24.9%
Metallurgical Products	21.6	8.9%	2%	21.2	8.5%
Refractories Segment	$84.7	34.7%	1%	$83.6	33.4%

Net sales	$244.4	100.0%	(2)%	$250.5	100.0%

     Worldwide net sales in the first quarter of 2014 decreased 2% from the previous year to $244.4 million from $250.5 million. Foreign exchange had an unfavorable impact on sales of approximately $3.3 million or 1 percentage point. Sales in the Specialty Minerals segment, which includes the PCC and Processed Minerals product lines decreased 4% to $159.7 million as compared with $166.9 million in the prior year.  Sales in the Refractories segment increased 1% to $84.7 million as compared with $83.6 million in the prior year.

     Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry decreased 6% to $129.1 million as compared to $137.3 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $2.3 million or approximately 2 percentage points.  Paper PCC sales decreased 6% to $112.8 million in the first quarter of 2014 compared to $120.5 million in the prior year.  The sales decline was primarily attributable to the paper mill and paper machine shutdowns in the U.S. and Europe that resulted in paper grade realignments and also to the weather effect in North America.  Sales of Specialty PCC decreased 3% to $16.3 million from $16.8 million in the prior year, primarily due to lower volumes.

     Net sales of Processed Minerals products increased 3% to $30.6 million in the first quarter of 2014 as compared to $29.6 million in the prior year.  Talc sales increased 8% to $13.4 million due primarily to increased volumes.

     Net sales in the Refractories segment in the first quarter of 2014 increased 1% to $84.7 million from $83.6 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $0.9 million or 1 percentage point.  Sales of refractory products and systems to steel and other industrial applications increased 1% to $63.1 million from $62.4 million in the prior year due to increased volumes in Europe and the Middle East.  Sales of metallurgical products within the Refractories segment increased 2% to $21.6 million as compared with $21.2 million in the same period last year, primarily attributable to higher volumes in Europe.

     Net sales in the United States decreased 4% to $134.4 million in the first quarter of 2014 from $139.8 million in the prior year.  International sales in the first quarter of 2014 decreased 1% to $110.0 million as compared to $110.7 million in the prior year.

Operating Costs and Expenses (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth

Cost of goods sold	$189.1	$194.6	(3)%
Marketing and administrative	$21.5	$22.8	(6)%
Research and development	$5.1	$4.8	6%
Acquisition related transaction costs	$5.1	$--	* %
* Percentage not meaningful

     Cost of goods sold was 77.4% of sales compared with 77.7% of sales in the prior year.  Production margin decreased $0.6 million.  In the Specialty Minerals segment, production margin decreased $2.6 million or 7.0% compared with a 4% sales decrease.  This was primarily attributable to the paper mill and paper machine shutdowns in the U.S. and Europe of $1.1 million, higher energy costs of $1.3 million and severe weather conditions in the U.S which affected volumes.  In the Refractories segment, production margin increased $2.0 million or 11% compared with a 1% sales increase.  The increase in margin was due to higher Refractory volumes of $0.8 million, volume increases of metallurgical products of $0.6 million, and continued productivity and cost improvements of $0.7 million.  This was partially offset by severe weather in the U. S. and lower equipment sales of $0.2 million.

     Marketing and administrative costs decreased 6% to $21.5 million and represented 8.8% of net sales as compared with 9.1% of net sales in the prior year.

     Research and development expenses increased 6% to $5.1 million from $4.8 million in the prior year and represented 2.1% of net sales as compared with 1.9% of net sales in the prior year.

The Company incurred acquisition-related transaction costs of approximately $5.1 million in the first quarter.

Income from Operations (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth

Income from operations	$23.6	$28.3	(17)%

     The Company recorded income from operations of $23.6 million in the first quarter of 2014 as compared to $28.3 million in the prior year.  The decrease in operating income was attributable to acquisition-related transaction costs. Income from operations represented 9.6% of sales in the first quarter of 2014 as compared with 11.3% of sales in the prior year.

     Income from operations for the Specialty Minerals segment decreased 8% to $21.5 million from $23.3 million in the prior year and was 13.5% of net sales as compared with 14.0% in the first quarter of 2013. Operating income for the Refractories segment increased 33% to $9.2 million from $6.9 million in the prior year and represented 10.9% net of sales as compared with 8.3% in the prior year.

Non-Operating Income (Deductions) (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth

Non-operating income (deductions), net	$(0.3)	$0.1	*	%
* Percentage not meaningful

     In the first quarter of 2014, the Company recorded net non-operating deductions of $0.3 million as compared to net non-operating income of $0.1 million in the prior year.  The change was primarily due to lower foreign exchange gains in the current year compared to the prior year.

Provision for Taxes on Income (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth

Provision for taxes on income	$7.0	$8.0	(13)%

     Provision for taxes on income during the first quarter of 2014 was $7.0 million as compared to $8.0 million during the first quarter of 2013.  The effective tax rate for the first quarter 2014 was 30.1% as compared to 28.2% for the first quarter of 2013. The tax benefit on the acquisition-related transaction costs was approximately $0.6 million as certain costs will not be deductible in the U.S.

Income from Continuing Operations, net of tax (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth
Income from continuing operations, net of tax	$16.3	$20.3	(20)%

     Income from continuing operations decreased 20% to $16.3 million as compared to $20.3 million in the prior year.  Earnings from continuing operations attributable to MTI decreased 18% to $0.45 per share as compared with $0.55 per share in the prior year.

Loss from Discontinued Operations (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth
Loss from discontinued operations	$--	$(0.7)	*	%
   * Percentage not meaningful

     During the second quarter of 2013 the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  In the first quarter of 2013, this facility incurred a loss from discontinued operations of $0.7 million.

Non-controlling Interests (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth
Non-controlling interests	$0.7	$0.8	(13)%

     The decrease in the income attributable to non-controlling interests is due to slightly lower profitability in our joint ventures.

Net Income attributable to MTI (millions of dollars)	First Quarter 2014	First Quarter 2013	Growth
Net income attributable to MTI	$15.6	$18.8	(17)%

     Net income attributable to MTI was $15.6 million in the first quarter of 2014 as compared with $18.8 million in the prior year.  Diluted earnings per common share were $0.45 per share in the first quarter of 2014 as compared with $0.53 per share in the prior year.

Liquidity and Capital Resources

     Cash provided from operating activities in the first quarter of 2014 was $15.2 million.  Cash flows provided from operations in the first quarter of 2014 were principally used to fund capital expenditures and pay the Company's dividend to common shareholders.

     Working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Working capital increased approximately $3 million or 0.4% from December 2013.  Total average days of working capital increased to 61 days in the first quarter of 2014 from 60 days in the fourth quarter of 2013.  This increase was attributable to an increase in days of sales outstanding which were partially offset by an increase in days payable outstanding.

     On September 19, 2013, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing October 2, 2013. As of March 30, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

     On March 10, 2014, the Company entered into the Merger Agreement with AMCOL.  Under the terms of the agreement, the Company will acquire all outstanding shares of AMCOL for $45.75 per share in cash, or a total value of approximately $1.7 billion.  The transaction, which has been unanimously approved by the boards of directors of  both companies, is expected to close in the second quarter of 2014 and is subject to customary closing conditions.  The Company expects to finance this transaction with the combination of borrowings and cash on-hand from domestic and/or foreign sources, which may result in potential taxes in the future.  JPMorgan Chase Bank, N.A. has committed to provide senior secured credit facilities consisting of a $200 million revolving credit facility and a $1.56 billion term loan facility. However, we have not entered into any definitive agreements for such senior secured credit facilities.

     The Company had $189.7 million in uncommitted short-term bank credit lines, of which $4.8 million were in use at March 30, 2014.  The credit lines are primarily in the U.S., with approximately $19.7 million or 10% outside the U.S.  The credit lines are generally one year in term at competitive market rates at large well- established institutions.  We expect some of such credit lines may be replaced by the revolving credit facility in connection with the AMCOL acquisition.  The Company typically uses its available credit lines to fund working capital requirement or local capital spending needs. We anticipate that capital expenditures for 2014, exclusive of the pending AMCOL acquisition, should be between $65.0 million and $75.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. Excluding new long-term debt obtained in conjunction with the pending AMCOL acquisition, we expect to meet our other long-term financing requirements from internally generated funds, uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  Excluding new long-term debt obtained in conjunction with the pending AMCOL acquisition, the aggregate maturities of long-term debt are as follows:  remainder of 2014 - $8.2 million; 2015 - $-- million; 2016 - $-- million; 2017 - $-- million; 2018 - $-- million; thereafter - $75.0 million.  We expect such debt would be refinanced in connection with the AMCOL acquisition.

     The Company's debt to capital ratio is 9.0%, which is below the only financial covenant ratio in its current debt agreements.

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

     Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company's control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under "Item 1A — Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

     The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures

Recently Issued Accounting Standards
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

Presentation of Unrecognized Tax Benefits

     In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which improves the reporting of unrecognized tax benefits. This ASU requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This ASU is effective for fiscal quarters and years beginning after December 15, 2013 and did not have a significant impact on the Company's consolidated balance sheet.

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

     We had open forward exchange contracts to purchase approximately $2.0 million of foreign currencies as of March 30, 2014. The contracts mature between April 2014 and July 2014.  The fair value of these instruments at March 30, 2014 was a liability of approximately $0.1 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 30, 2014.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 72 pending silica cases and 15 pending asbestos cases. To date, 1,394 silica cases and 34 asbestos cases have been dismissed. Four new asbestos cases were filed in the first quarter of 2014, and four asbestos cases were dismissed.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

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
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 30, 2014.

     The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 30, 2014.
     The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.
 ITEM 1A.  Risk Factors
     There have been no material changes to our risk factors from those disclosed in our 2013 Annual Report on Form 10-K, with the exception of the addition of the risk set forth in the fourth bullet set forth in Exhibit 99 attached hereto, entitiled "The pending acquisition of AMCOL International Corporation exposes the Company to a number of risks and uncertainties, both before and after its completion, the occurrence of any of which could materially adversely affect the Company or the future results of the combined company," which is incorporated herin by reference. For a description of Risk Factors, see Exhibit 99 attached to this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 – January 26	--	$--	--	$142,539,032
January 27 – February 23	--	--	--	$142,539,032
February 24 – March 30	--	--	--	$142,539,032

Total	--	$--

     On September 19, 2013, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing on October 2, 2013. As of March 30, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

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

2.1
Agreement and Plan of Merger, dated as of March 10, 2014, by and among Minerals Technologies Inc., MA Acquisition Inc. and AMCOL International Corporation (incorporated by reference to exhibit 2.1 to the Form 8-K filed March 10, 2014)

10.1
Commitment Letter, dated as of March 6, 2014, among Minerals Technologies Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference to exhibit 10.1 to the Form 8-K filed March 10, 2014)

10.2	Fourth Amendment to Employment Agreement, dated March 10, 2014, by and between Joseph C. Muscari and the Company (incorporated by reference to exhibit 10.1 to the Form 8-K filed March 10, 2014)
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President, Finance and Treasury,
Chief Financial Officer
(principal financial officer)

April 25, 2014

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