Form 10-Q
period 2014-06-29
MINERALS TECHNOLOGIES INC
filed 2014-08-08
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 14, 2014 34,504,099

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Product sales	$372.5	$256.8	$616.9	$507.4
Service revenue	48.6	-	48.6	-
Total net sales	421.1	256.8	665.5	507.4

Cost of goods sold	285.1	198.0	474.2	392.7
Cost of service revenue	33.3	-	33.3	-
Total cost of sales	318.4	198.0	507.5	392.7

Production margin	102.7	58.8	158.0	114.7

Marketing and administrative expenses	46.3	21.6	67.8	44.5
Research and development expenses	6.3	4.8	11.4	9.6
Amortization expense of intangible assets acquired	1.0	-	1.0	-
Acquisition related transaction and integration costs	7.3	-	12.4	-
Restructuring and other charges	6.0	-	6.0	-

Income from operations	35.8	32.4	59.4	60.6

Interest expense, net	(8.9)	(0.1)	(9.1)	(0.3)
Premium on early extinguishment of debt	(5.8)	-	(5.8)	-
Other non-operating income (deductions), net	(0.3)	(1.4)	(0.4)	(1.0)
Total non-operating deductions, net	(15.0)	(1.5)	(15.3)	(1.3)

Income from continuing operations before provision for taxes and equity in earnings	20.8	30.9	44.1	59.3
Provision for taxes on income	3.4	8.2	10.5	16.3
Equity in earnings of affiliates, net of tax	0.2	-	0.2	-

Income from continuing operations, net of tax	17.6	22.7	33.8	43.0
Income (loss) from discontinued operations, net of tax	1.8	(5.0)	1.8	(5.7)
Consolidated net income	19.4	17.7	35.6	37.3
Less:
Net income attributable to non-controlling interests	0.9	0.6	1.5	1.4
Net income attributable to Minerals Technologies Inc. (MTI)	$18.5	$17.1	$34.1	$35.9

Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI	$0.48	$0.63	$0.94	$1.19
Income (loss) from discontinued operations attributable to MTI	0.05	(0.14)	0.05	(0.16)
Basic earnings per share attributable to MTI	$0.53	$0.49	$0.99	$1.03

Diluted:
Income from continuing operations attributable to MTI	$0.48	$0.63	$0.93	$1.18
Income (loss) from discontinued operations attributable to MTI	0.05	(0.14)	0.05	(0.16)
Diluted earnings per share attributable to MTI	$0.53	$0.49	$0.98	$1.02

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	34.5	34.8	34.5	34.9
Diluted	34.8	35.0	34.7	35.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Consolidated net income	$19.4	$17.7	$35.6	$37.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3.6	(7.8)	5.7	(22.6)
Pension and postretirement plan adjustments	0.8	2.0	1.7	3.8
Cash flow hedges:
Net derivative gains (losses) arising during the period	0.1	(0.1)	-	0.5
Total other comprehensive income, net of tax	4.5	(5.9)	7.4	(18.3)
Total comprehensive income including non-controlling interests	23.9	11.8	43.0	19.0
Comprehensive (income) loss attributable to non-controlling interest	(0.7)	0.2	(1.2)	(0.2)
Comprehensive income attributable to MTI	$23.2	$12.0	$41.8	$18.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 31,
	2014 *	2013 **
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$191.2	$490.3
Short-term investments, at cost which approximates market	16.7	15.8
Accounts receivable, net	461.1	204.4
Inventories	243.5	89.2
Prepaid expenses and other current assets	75.1	15.4
Total current assets	987.6	815.1

Property, plant and equipment, less accumulated depreciation and depletion – June 29, 2014 - $1,004.5; December 31, 2013 - $976.3	1,222.9	306.1
Goodwill	769.3	64.4
Intangible assets	219.7	3.0
Other assets and deferred charges	100.6	28.9
Total assets	$3,300.1	$1,217.5

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4.7	$5.5
Current maturities of long-term debt	23.8	8.2
Accounts payable	204.2	94.9
Other current liabilities	138.9	72.3
Total current liabilities	371.6	180.9

Long-term debt, net of unamortized discount	1,529.1	75.0
Deferred income taxes	317.2	-
Other non-current liabilities	168.1	87.2
Total liabilities	2,386.0	343.1

Shareholders' equity:
Common stock	4.8	4.7
Additional paid-in capital	364.9	361.5
Retained earnings	1,136.9	1,106.3
Accumulated other comprehensive loss	(23.6)	(31.3)
Less common stock held in treasury	(593.7)	(593.7)

Total MTI shareholders' equity	889.3	847.5
Non-controlling interest	24.8	26.9
Total shareholders' equity	914.1	874.4

Total liabilities and shareholders' equity	$3,300.1	$1,217.5

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2014	2013
	(millions of dollars)
Operating Activities:

Consolidated net income	$35.6	$37.3
Gain (loss) from discontinued operations	1.8	(5.7)
Income from continuing operations	33.8	43.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34.4	23.5
Other non-cash items	6.3	3.8
Net changes in operating assets and liabilities	33.0	(10.5)
Net cash provided by continuing operations	107.5	59.8
Net cash used in discontinued operations	(0.3)	(2.8)
Net cash provided by operating activities	107.2	57.0

Investing Activities:

Purchases of property, plant and equipment	(36.7)	(21.7)
Acquisition of business, net of cash acquired	(1,802.3)	-
Proceeds from sale of assets	7.8	-
Proceeds from sale of short-term investments	0.7	1.3
Purchases of short-term investments	-	(3.6)
Net cash used in investing activities	(1,830.5)	(24.0)

Financing Activities:

Proceeds from issuance of long-term debt	1,544.4	-
Debt issuance and settlement costs	(38.2)	-
Repayment of long-term debt	(75.0)	(1.7)
Net issuance (repayment) of short-term debt	(0.8)	0.1
Purchase of common shares for treasury	-	(19.3)
Proceeds from issuance of stock under option plan	2.6	4.6
Excess tax benefits related to stock incentive programs	0.4	0.3
Purchase of non-controlling interest share	(2.1)	-
Dividends paid to non-controlling interest	(3.3)	(0.8)
Cash dividends paid	(3.5)	(3.5)
Net cash provided by (used in) financing activities	1,424.5	(20.3)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(8.7)

Net increase (decrease) in cash and cash equivalents	(299.1)	4.0
Cash and cash equivalents at beginning of period	490.3	454.1
Cash and cash equivalents at end of period	$191.2	$458.1

Supplemental disclosure of cash flow information:
Interest paid	$1.5	$1.7
Income taxes paid	$11.1	$12.5

Non-cash financing activities:
Treasury stock purchases settled after period-end	$-	$0.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company” or “MTI”)  in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  See Note 2.  The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through June 29, 2014.

As a result of the acquisition of AMCOL, the Company currently has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services compared to 2 reportable segments in prior year (Specialty Minerals and Refractories).

-    The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

-    The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

-    The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. This segment also supplies chromite and leonardite and operates more than 25 mining or production facilities worldwide.

-    The Construction Technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide.  It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

-    The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry.  This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

            Certain reclassifications were made to prior year amounts to conform to current year presentation.

During the second quarter of 2013, the Company ceased operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  All prior periods have been restated to reflect such reclassification.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, valuation of accounts receivable, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, valuation of product liability and asset retirement obligation, income tax, income tax valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 2.  Business Combination

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL, based in Hoffman Estates, Illinois, a leading international producer of specialty materials and related products and services for industrial and consumer markets. The Company and AMCOL are both world-renowned innovators in mineralogy, fine particle technology and polymer chemistry. This transaction brings together the global leaders in precipitated calcium carbonate and bentonite, creating an even more robust US-based international minerals supplier. The Company’s management believes that the acquisition of AMCOL will provide substantial synergies through enhanced operational cost efficiencies.

The Company acquired AMCOL by completing a tender offer to purchase AMCOL’s outstanding shares of common stock and the subsequent merger of AMCOL with and into a wholly-owned subsidiary of MTI. At the expiration of the Company’s tender offer, each tendered share of AMCOL common stock was purchased for consideration equal to $45.75 in cash, and at the effective time of the back-end merger, each share of AMCOL common stock not tendered (other than shares owned by the Company or held by AMCOL in treasury) was converted into the right to receive consideration equal to $45.75 in cash. Upon completion of the merger, AMCOL became a wholly owned direct subsidiary of MTI. Through the tender offer and the merger, the Company paid $1,519.4 million in cash to acquire all of the outstanding shares of AMCOL.

In connection with the acquisition of AMCOL, the Company entered into a $1,560.0 million senior secured term loan facility (the “Term Facility”), the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing.  See Note 9.

The fair value of the total consideration transferred, net of cash acquired, was $1,802.3 million and comprised of the following:

(millions of dollars)
Cash consideration transferred to AMCOL shareholders	$1,519.4
AMCOL notes repaid at close	325.6
Total consideration transferred to debt and equity holders	1,845.0
Cash acquired	42.7
Total consideration transferred to debt and equity holders, net of cash acquired	$1,802.3

The acquisition of AMCOL has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  As of June 29, 2014, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves including, environmental, legal, and tax matters, obligations and deferred taxes, as well as complete our review of AMCOL’s existing accounting policies.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the Company’s preliminary purchase price allocation for the AMCOL acquisition:

Preliminary
Allocation
(millions of dollars)
Accounts receivable	$235.7
Inventories	156.6
Other current assets	63.7
Mineral rights	528.8
Plant, property and equipment	378.8
Goodwill	704.7
Intangible assets	217.9
Other non-current assets	48.4
Total assets acquired	$2,334.6
Accounts payable	66.4
Accrued expenses	60.9
Non-current deferred tax liability	319.1
Other non-current liabilities	85.9
Total liabilities assumed	$532.3
Net assets acquired	$1,802.3

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation, and used valuation inputs and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on the information available. The Company’s estimates related to this valuation are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors and due to the uncontrollable variability of market factors underlying them.  For example, in performing assessments of the fair value of these assets, the Company makes judgments about the future performance business of the acquired business, economic, regulatory, and political conditions affecting the net assets acquired, appropriate risk-related rates for discounting estimated future cash flows, reasonable estimates of disposal values, and market royalty rate.

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and AMCOL businesses and will be mainly allocated to Performance Materials and Construction Technologies segments. The allocation is expected to be completed during the first quarter of 2015.  Goodwill recognized as a result of this acquisition is not deductible for tax purpose.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $309.1 million with a corresponding increase to goodwill. The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method, a Level 3 fair value input. Plant, property and equipment were valued using the cost method adjusted for age and deterioration, also a Level 3 fair value input.

Intangible assets acquired mainly included technology and a number of tradenames. Technology was valued using relief-from royalty method, a Level 3 fair value input, with an estimated useful life of 10-20 years. Tradenames were valued using multi-period excess earnings, also a Level 3 fair value input, with an estimated useful life of 25-40 years.

The Company incurred $7.3 million and $12.4 million of acquisition-related costs during the three and six months ended June 29, 2014, respectively, which are reflected within the Acquistion related transaction and integration costs line of the Condensed Consolidated Statements of Income.

The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses as of May 9, 2014, or 52 days for quarter and year ended June 29, 2014; and include net sales of $161.5 million and operating income of $10.9 million generated by AMCOL during the 52 days post-acquisition period.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 29, 2014 and three and six months ended June 30, 2013, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2013. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three Months Ended		Six Months Ended
Pro Forma Results	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Net sales	$540.2	$519.6	$1,034.0	$1,006.9

Income from continuing operations before provision for taxes and equity in earnings	41.8	37.3	64.9	62.6

Income from continuing operations, net of tax	28.3	27.8	44.3	46.8

The income from continuing operations, net of tax, in the table above, is calculated using a tax rate of 28% for all periods. The unaudited pro forma financial information presented in the table include certain adjustments that are factually supportable, directly related to business combination, and expected to have a continuing impact. These adjustments include, but are not limited to, depreciation, depletion, and amortization expense based upon the preliminary fair value step-up of depreciable fixed assets and amortizable intangibles assets, and interest expense on acquisition related debt.

Note 3.  Earnings Per Share (EPS)

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$16.7	$22.1	$32.3	$41.6
Income (loss) from discontinued operations	1.8	(5.0)	1.8	(5.7)
Net income	$18.5	$17.1	$34.1	$35.9

Weighted average shares outstanding	34.5	34.8	34.5	34.9

Earnings (Loss) per share attributable to MTI
Continuing operations	$0.48	$0.63	$0.94	$1.19
Discontinued operations	0.05	(0.14)	0.05	(0.16)
Net income	$0.53	$0.49	$0.99	$1.03

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$16.7	$22.1	$32.3	$41.6
Income (loss) from discontinued operations	1.8	(5.0)	1.8	(5.7)
Net income	$18.5	$17.1	$34.1	$35.9

Weighted average shares outstanding	34.5	34.8	34.5	34.9
Dilutive effect of stock options and stock units	0.3	0.2	0.2	0.2
Weighted average shares outstanding, adjusted	34.8	35.0	34.7	35.1

Earnings (Loss) per share attributable to MTI
Continuing operations	$0.48	$0.63	$0.93	$1.18
Discontinued operations	0.05	(0.14)	0.05	(0.16)
Net income	$0.53	$0.49	$0.98	$1.02

Options to purchase 173,068 shares and 239,770 shares of common stock for the three-month and six-month periods ended June 29, 2014 and June 30, 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.   Restructuring Charges

During the second quarter of 2014, the Company announced it would undertake a  restructuring program that will result in the permanent reduction of approximately 5 percent of its workforce. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings in the range of $12 million to $15 million. The reductions, which will occur over the next twelve months, includes elimination of duplicate corporate functions, deployment of our shared service model and consolidation and alignment of various corporate functions and regional locations across the Company. The following table outlines the amount of restructuring expenses recorded within the Condensed Consolidated Statements of Income, and the segments they relate to:

Three and Six Months Ended
Restructuring Charges	June 29, 2014
(millions of dollars)
Specialty Minerals	$2.2
Refractories	0.6
Performance Materials	1.2
Construction Technologies	1.0
Energy Services	1.0
Total	$6.0

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

At June 29, 2014, we had $6.0 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of June 2015.

Note 5.   Discontinued Operations

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Net sales	$-	$0.8	$-	$1.6

Production margin	-	(1.2)	-	(2.2)
Expenses	-	0.3	-	0.3
Facility closure costs	(2.4)	5.9	(2.4)	5.9

Income (loss) from operations	$2.4	$(7.4)	$2.4	$(8.4)

Provision for taxes on income	$0.6	$(2.4)	$0.6	$(2.7)

Income (loss) from discontinued operations, net of tax	$1.8	$(5.0)	$1.8	$(5.7)

During the three and six months ended June 29, 2014, the Company reversed a facility closure accrual of $1.8 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 6.   Income Taxes

As of June 29, 2014, the Company had approximately $4.2 million of total unrecognized income tax benefits. Included in this amount were a total of $2.8 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million and $0.2 million during the three and six months ended June 29, 2014, respectively, and has an accrued balance of $0.8 million of interest and penalties as of June 29, 2014.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Provision for taxes was $10.5 million as compared to $16.3 million in the prior year.  The effective tax rate was 23.8% as compared to 27.5% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

Note 7.   Inventories

            The following is a summary of inventories by major category:

	June 29,	December 31,
	2014	2013
	(millions of dollars)
Raw materials	$99.9	$35.1
Work-in-process	7.3	6.3
Finished goods	107.7	26.3
Packaging and supplies	28.6	21.5
Total inventories	$243.5	$89.2

Inventory balance at June 29, 2014 included $150.3 million of inventories relating to acquisition of business (discussed in Note 2).

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $769.3 million, and $64.4 million as of June 29, 2014 and December 31, 2013, respectively.  The increase in goodwill is related to the acquisition of the AMCOL businesses on May 9, 2014 (as discussed in Note 2).

Acquired intangible assets subject to amortization as of June 29, 2014 and December 31, 2013 were as follows:

	June 29, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(millions of dollars)
Tradenames	$194.9	$0.8	$-	$-
Technology	18.7	0.2	-	-
Patents and trademarks	6.4	3.8	6.4	3.7
Customer relationships	4.3	-	-	-
Customer lists	2.9	2.7	2.9	2.6
	$227.2	$7.5	$9.3	$6.3

The gross carrying amount associated with tradenames, technology and customer relationships in the table above relate to the acquisition of the AMCOL businesses (as discussed in Note 2).

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 33  years.  Estimated amortization expense is $5.3 million for 2014, $7.9 million for 2015–2016, $7.7 million for 2017, and $7.5 million for 2018-2019.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 9.   Long-Term Debt and Commitments

The following is a summary of long-term debt:

	June 29,	December 31,
	2014	2013
	(millions of dollars)
Term Loan Facility, net of unamortized discount of $15.3 million due May 9, 2021	$1,544.7	$-
3.46% Series A Senior Notes due October 7, 2020	-	30.0
4.13% Series B Senior Notes due October 7, 2023	-	45.0
Variable/Fixed Rate Industrial Development Revenue
Bonds Series 1999 due November 1, 2014	8.2	8.2
Total	$1,552.9	$83.2
Less: Current maturities	23.8	8.2
Long-term debt	$1,529.1	$75.0

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of June 29, 2014, the Revolving Facility was unused.

The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  Loans under the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.25% per annum.  Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The Term Facility was issued at a 1% discount and has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including a commitment fee on the total unused commitment under the Revolving Facility.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The Company incurred $28.7 million in deferred financing costs associated with the debt financing of the acquisition. Such amounts are included in other assets and deferred charges on the Condensed Consolidated Balance Sheet as of June 29, 2014.

As of June 29, 2014, the Company had $38.7 million in uncommitted short-term bank credit lines, of which approximately $4.7 million was in use.

On June 30, 2014, the Company repaid the $8.2 million Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 due November 1, 2014.

Note 10.  Benefit Plans

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In May 2014, as a part of its acquisition of AMCOL businesses, the Company assumed AMCOL’s qualified defined benefit pension plan and supplementary pension plan (SERP). The defined benefit pension plan covered substantially all of AMCOL’s domestic employees hired before January 1, 2004. The SERP plan provides benefit in excess of qualified plan limitation for certain employees. For more information on the AMCOL acquisition, see Note 2.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$2.2	$2.3	$4.2	$4.6
Interest cost	3.4	2.8	6.5	5.6
Expected return on plan assets	(4.6)	(3.7)	(8.9)	(7.4)
Amortization:
Prior service cost	0.3	0.3	0.6	0.6
Recognized net actuarial loss	1.7	3.4	3.4	6.8
Net periodic benefit cost	$3.0	$5.1	$5.8	$10.2

	Other Benefits
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	0.1	0.1	0.2	0.2
Amortization:
Prior service cost	(0.8)	(0.8)	(1.6)	(1.6)
Recognized net actuarial (gain)/loss	(0.1)	-	(0.1)	-
Net periodic benefit cost	$(0.7)	$(0.5)	$(1.3)	$(1.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

            The Company expects to contribute approximately $8.0 million to its pension plans and $1.5 million to its other postretirement benefit plans in 2014. As of June 29, 2014, $2.0 million has been contributed to the pension plans and approximately $0.8 million has been contributed to the other postretirement benefit plans.

Note 11.  Comprehensive Income

          The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

Amounts Reclassified Out of Accumulated Other	Three Months Ended		Six Months Ended
Comprehensive Income (Loss)	June 29	June 30	June 29	June 30
	2014	2013	2014	2013
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.2	$2.9	$2.4	$5.8
Tax	(0.4)	(0.9)	(0.7)	(2.0)
Net of tax	$0.8	$2.0	$1.7	$3.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2013	$17.1	$(51.0)	$2.6	$(31.3)

Other comprehensive income (loss) before reclassifications	6.0	-	-	6.0
Amounts reclassified from AOCI	-	1.7	-	1.7
Net current period other comprehensive income(loss)	6.0	1.7	-	7.7
Balance as of June 29, 2014	$23.1	$(49.3)	$2.6	$(23.6)

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

The following is a reconciliation of asset retirement obligations as of June 29, 2014:

(millions of dollars)
Asset retirement liability, December 31, 2013	$14.7
Accretion expense	0.3
Reversals	(0.5)
Acquisition	9.2
Asset retirement liability, June 29, 2014	$23.7

The Company’s Performance Materials segment mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  The table above includes $9.2 million related to this land reclamation liability assumed in connection with the purchase of AMCOL. This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows.

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $2.2 million is included in other current liabilities and the long-term portion of the liability of approximately $21.5 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 29, 2014.

Note 13.  Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is now entering the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015. At this time, considering this case is in the discovery phase, management cannot estimate potential losses (if any) and therefore has not established any provisions.

The Company’s Construction Technologies segment is respondent in an arbitration requested by Bentonit União Nordeste Indústria e Comércio Ltda. (“BUN”), the Company’s joint venture partner in Brazil, alleging a breach of the joint venture agreement and claiming, among other things, damages in the amount of 34 million Brazilian real.  The arbitration is in an evidentiary phase and, based on the evidence to date, the Company believes that the BUN claim is unsubstantiated.  At this time management anticipates that the amount of the Company's liability, if any, will not have a material effect on its financial position or results of operations.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 102 pending silica cases and 15 pending asbestos cases. These totals include 30 silica cases and one asbestos case against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL and were not previously reported by us.  To date, 1,394 silica cases and 35 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. No new asbestos or silica cases were filed in the second quarter of 2014.

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

The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 14 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

Index
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

Note 14.  Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
	(millions of dollars)
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)	$ $ 26.9	$874.4

Net income	-	-	34.1	-	-	1.5	35.6
Other comprehensive income (loss)	-	-	-	7.7	-	(0.3)	7.4
Dividends declared	-	-	(3.5)	-	-	-	(3.5)
Dividends to non-controlling interest	-	-	-	-	-	(3.3)	(3.3)
Purchase of non-controlling interest shares	-	(2.1)	-	-	-	-	(2.1)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.5	-	-	-	-	2.6
Income tax benefit arising from employee stock compensation plans	-	1.2	-	-	-	-	1.2
Stock based compensation	-	1.8	-	-	-	-	1.8
Balance as of June 29, 2014	$4.8	$364.9	$1,136.9	$(23.6)	$(593.7)	$24.8	$914.1

The income attributable to non-controlling interests for the six-month periods ended June 29, 2014 and June 30, 2013 was from continuing operations. The remainder of income was attributable to MTI.

In May 2014, the Company acquired the remaining 20% non-controlling interest in CETCO Lining Technologies India Pvt. Ltd. (“CETCO India)”, a part of our Construction Technologies operations for $2.0 million. The following table sets forth the effects of this transaction on equity attributable to MTI shareholders:

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(millions of dollars)
Net income attributable to MTI	$18.5	$17.1	$34.1	$35.9
Transfer from non-controlling interest:
Decrease in additional paid-in capital for purchase of the remaining non-controlling interest in CETCO India	(2.1)	-	(2.1)	-

Change from net income attributable to MTI and transfers from non-controlling interest	$16.4	$17.1	$32.0	$35.9

Note 15.  Segment and Related Information

As a result of the acquisition of AMCOL, the Company currently has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services, compared to 2 reportable segments in the prior year (Specialty Minerals and Refractories).  See Note 1.  Segment information for the three and six-month periods ended June 29, 2014 and June 30, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Net Sales
Specialty Minerals	$167.9	$168.3	$327.5	$335.3
Refractories	91.6	88.5	176.4	172.1
Performance Materials	75.8	-	75.8	-
Construction Technologies	37.2	-	37.2	-
Energy Services	48.6	-	48.6	-
Total	$421.1	$256.8	$665.5	$507.4

Income from Operations
Specialty Minerals	$23.9	$25.2	$45.4	$48.5
Refractories	10.1	8.5	19.3	15.4
Performance Materials	4.3	-	4.3	-
Construction Technologies	0.7	-	0.7	-
Energy Services	5.9	-	5.9	-
Total	$44.9	$33.7	$75.6	$63.9

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Income from operations for reportable segments	$44.9	$33.7	$75.6	$63.9
Acquisition Related Transaction and Integration Costs	(7.3)	-	(12.4)	-
Unallocated corporate expenses	(1.8)	(1.3)	(3.8)	(3.3)
Consolidated income from operations	35.8	32.4	59.4	60.6
Non-operating deductions, net	(15.0)	(1.5)	(15.3)	(1.3)
Income from continuing operations before provision for taxes on income	$20.8	$30.9	$44.1	$59.3

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
	(millions of dollars)
Paper PCC	$115.2	$118.3	$227.9	$238.8
Specialty PCC	17.9	17.3	34.2	34.2
Talc	14.4	13.0	27.9	25.4
Ground Calcium Carbonate	20.4	19.7	37.5	36.9
Refractory Products	68.5	67.2	131.7	129.6
Metallurgical Products	23.1	21.3	44.7	42.5
Metalcasting	39.4	-	39.4	-
Household, Personal Care and Specialty Products	23.4	-	23.4	-
Basic Minerals and Other Products	13.0	-	13.0	-
Environmental Products	17.3	-	17.3	-
Building Materials and Other Products	19.9	-	19.9	-
Energy Services	48.6	-	48.6	-
Total	$421.1	$256.8	$665.5	$507.4

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of June 29, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 29, 2014 and June 30, 2013, and the related condensed consolidated statements of cash flows for the six-month periods ended June 29, 2014 and June 30, 2013.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
August 8, 2014

Index

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  The Company acquired AMCOL by completing a tender offer to purchase AMCOL’s outstanding shares of common stock and the subsequent merger of AMCOL with and into a wholly-owned subsidiary of MTI. Upon completion of the merger, AMCOL became a wholly owned direct subsidiary of MTI. Through the tender offer and the merger, the Company paid $1.519 billion in cash to acquire all of the outstanding shares of AMCOL.  The fair value of total consideration transferred, net of cash acquired was $1,802.3 million. The Company’s operating results include the results of operations of the acquired AMCOL businesses from May 9, 2014, through June 29, 2014.

With the acquisition of AMCOL, the Company has strengthened its position as a leading international producer of specialty materials and related products and services for industrial and consumer markets. The Company and AMCOL have both been world-renowned innovators in mineralogy, fine particle technology and polymer chemistry. This transaction brings together the global leaders in precipitated calcium carbonate and bentonite, creating an even more robust US-based international minerals supplier.

As a result of the acquisition, the Company will have 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services compared to 2 reportable segments in the prior year (Specialty Minerals and Refractories).

-   The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

-    The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

-    The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. This segment also supplies chromite and leonardite and operates more than 25 mining or production facilities worldwide.

-    The Construction Technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide.  It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

-    The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry.  This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

Earnings from continuing operations in the second quarter of 2014 were $0.48 per share. Included in pre-tax income and earnings per share were several items related to the acquisition and integration which, when combined, reduced earnings by $0.46 per share. These were as follows:

One-time non-cash inventory step-up charges	$5.6 million
Acquisition transaction and integration costs	$7.3 million
Debt extinguishment costs	$5.8 million
Restructuring charges	$6.0 million
Total	$24.7 million

Over the last six years, through operational excellence and a rigorous discipline in financial management, the Company has been transformed into a strong operating company with increased operating margins, cash flows, and return on capital.  We expect to bring that same business model and management discipline to integrating AMCOL’s businesses. The Company expects the acquisition of AMCOL to create $50 million in estimated synergies over the next two to three years and up to $70 million over the next five years.  However, the Company expects to incur significant integration and other acquisition-related transition costs through 2015 that are necessary in order to achieve such synergies.

Index
Worldwide sales for the second quarter of 2014 increased 64% from the prior year to $421.1 million from $256.8 million. Sales growth was achieved primarily from the 52 days of activity from the acquired business. Sales in the Specialty Minerals segment were $168 million, which was approximately the same as the prior year. In the Refractories segment, sales were $91.6 million a 4 percent increase over the prior year.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  We began operations at one new satellite facility in China in the second quarter.  In addition, we are currently constructing four additional satellite plants in China, including the recently announced 50,000 metric ton facility with Zheijang Zhengda Paper Group Ltd that should be operational in the fourth quarter of 2015. The total capacity being installed with these four new satellite plants is approximately 300,000 tons.  We expect to generate approximately $10 million per year of revenue over the 3 year term of the contract.  The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of higher filler loading.  We presently have sixteen commercial contracts for FulFill®.  We expect the contribution of our FulFill® program to operating income between $4.0 million and $4.5 million in 2014. Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of approximately $3 million in the second quarter of 2014. We expect to generate on average $10 million per year over the 3 year term of the contract. In July 2014, the Refractories segment announced that it had signed a three-year agreement with Bhushan Steel Ltd. of India, to provide cost-per-ton (CPT) steel refractory maintenance for two of Bhushan’s Basic Oxygen Furnaces (BOF) at its new steel-making facility in Angul, India. This is the first CPT contract Minteq has signed in India. We expect to generate on average $2 million per year over the 3 year term of the contract.

In connection with the acquisition of AMCOL, the Company entered into a $1.56 billion senior secured term loan facility (the “Term Facility”), the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing.  The fair value of the total consideration transferred, net of cash acquired, was $1.802 billion.  At the same time, the Company entered into a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).  As of June 29, 2014, the Revolving Facility was unused. As a result, long term debt as of June 29, 2014 was approximately $1.545 billion.  Cash, cash equivalents and short-term investments were approximately $208 million.  Cash flow from operations was very strong in the second quarter of 2014 at approximately $107.2 million.  Our intention is to use excess cash flow to repay debt beginning in the third quarter and to delever as quickly as possible.

Outlook

            Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

            In addition to the integration of AMCOL and realization of the potential synergies from the acquired businesses, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2014 from its existing businesses, as follows:

•	Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.
•	Develop products and processes for waste management and recycling, opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process and further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.

Index
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and gain penetration of our bentonite based foundry customers in emerging markets, such as China and India.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

          However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Index
Results of Operations

Three months ended June 29, 2014 as compared with three months ended June 30, 2013

Consolidated Income Statement Review

	Three Months Ended		Growth
	June 29,	June 30,
	2014	2013	$	%
	(Dollars in millions)
Net sales	$421.1	$256.8	$164.3	64.0%
Cost of sales	318.4	198.0	120.4	60.8%
Production margin	102.7	58.8	43.9	74.7%
Production margin %	24.4%	22.9%

Marketing and administrative expenses	46.3	21.6	24.7	114.4%
Research and development expenses	6.3	4.8	1.5	31.3%
Amortization expense of intangible assets acquired	1.0	-	1.0	*
Acquisition related transaction and integration costs	7.3	-	7.3	*
Restructuring and other charges	6.0	-	6.0	*
			-
Income from operations	35.8	32.4	3.4	10.5%
Operating margin %	8.5%	12.6%

Interest expense, net	(8.9)	(0.1)	(8.8)	*
Premium on early extinguishment of debt	(5.8)	-	(5.8)	*
Other non-operating income (deductions), net	(0.3)	(1.4)	1.1	-78.6%
Total non-operating deductions, net	(15.0)	(1.5)	(13.5)	*

Income from continuing operations before provision for taxes and equity in earnings	20.8	30.9	(10.1)	-32.7%
Provision for taxes on income	3.4	8.2	(4.8)	*
Effective tax rate	16.3%	26.5%

Equity in earnings of affiliates, net of tax	0.2	-	0.2	*

Income from continuing operations, net of tax	17.6	22.7	(5.1)	-22.5%
Income (loss) from discontinued operations, net of tax	1.8	(5.0)	6.8	-136.0%
Net income attributable to non-controlling interests	0.9	0.6	0.3	50.0%
Net income attributable to Minerals Technologies Inc. (MTI)	18.5	17.1	1.4	8.2%
* Not meaningful

Index
Net Sales

	Three Months Ended June 29, 2014			Three Months Ended June 30, 2013
		% of Total Sales	%		% of Total Sales
	Net Sales		Growth	Net Sales
	(Dollars in millions)
U.S.	$243.9	57.9%	70.8%	$142.8	55.6%
International	177.2	42.1%	55.4%	114.0	44.4%
Total sales	$421.1	100.0%	64.0%	$256.8	100.0%

Specialty Minerals Segment	$167.9	39.9%	-0.2%	$168.3	65.5%
Refractories Segment	91.6	21.8%	3.5%	88.5	34.5%
Performance Materials Segment	75.8	18.0%	*	-	*
Construction Technologies Segment	37.2	8.8%	*	-	*
Energy Services Segment	48.6	11.5%	*	-	*
Total sales	$421.1	100.0%	64.0%	$256.8	100.0%

Total sales increased $164.3 million or 64% from the previous year to $421.1million. Approximately 62.9% of the growth during the three months ended June 29, 2014 was from the Performance Materials, Construction Technologies and Energy Services segments relating to the acquisition of the AMCOL businesses. Foreign exchange had a favorable impact of $0.6 million or 0.2%. Sales from operations owned for more than one year grew 1% mainly due to increased sales in the metallurgical product line within the Refractories segment.

Approximately $101.8 million of sales within United States and $59.7 million of sales within international regions relate to the acquired businesses.

Operating Costs and Expenses

Cost of sales from the acquired business was $120.7 million and included a non-recurring inventory step-up charge of $5.6 million. Our Specialty Minerals and Refractories segments production margin benefitted from increased pricing, strong performance in Refractories in Europe, improved productivity and cost improvements which more than offset the impact of paper mill and paper machine shutdowns in the U.S. and increased energy costs

Marketing and administrative costs were $46.3 million and 11.0% of sales compared to $21.6 million and 8.4% of sales in prior year. All of the increases related to marketing and administrative costs of the acquired businesses.

Research and development expenses were $6.3 million and represented 1.5 percent of sales. All of the increases related to research and development costs of the acquired businesses.

The Company incurred $1.0 million charge relating to the amortization of intangible assets acquired and a $7.3 million charge for the transaction and integration costs during the three months ended June 29, 2014 resulting from the acquisition.

During the second quarter of 2014, the Company announced it would undertake an initial  restructuring program that will result in the permanent reduction of approximately 5 percent of its workforce. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings in the range of $12 million to $15 million. The reductions, which will occur over the next twelve months, includes elimination of duplicate corporate functions, deployment of our shared service model and consolidation and alignment of various corporate functions and regional locations across the Company. As a result, the Company has recorded $6.0 million in employee termination costs during the three months ended June 29, 2014.

Index
Income from Operations

The Company recorded income from operations of $35.8 million as compared to $32.4 million in the prior year.  Operating income during the three months ended June 29, 2014, includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $7.3 million, and restructuring charges of approximately $6.0 million.

Non-Operating Income (Deductions)

In May 2014, the Company repaid its $75 million Senior Notes and entered into the of $1.56 billion Term Facility to fund the acquisition of the AMCOL business (see Note 9). The increase in debt level resulted in the $8.8 million increase in interest expense compared to the prior year. The Company also incurred a $5.8 million make-whole fee for prepaying the $75 million Senior Notes.

Provision for Taxes on Income

Provision for taxes on income was $3.4 million as compared to $8.2 million in prior year. The effective tax rate was 16.3% as compared to 26.5% in prior year.  The reduction in the effective tax rate during 2014 was primarily due to the mix of earnings, tax benefits on one-time charges at a higher tax rate, and higher depletion deductions.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $17.6 million during the three months ended June 20, 2014 and included a $15.9 million charge, net of tax, relating to the impact of acquisition transaction and integration costs, inventory step-up charges, employee termination costs, and debt prepayment.

Income/(Loss) from Discontinued Operations, Net of Tax

During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and recognized a loss from discontinued operations, net of tax, of $4.9 million primarily related to facility closure costs. During the three months ended June 29, 2014, the Company reversed a facility closure accrual of $1.8 million, net of $0.6 million tax expense, due to a settlement of a contractual obligation.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	June 29,	June 30,
	2014	2013	Growth
	(millions of dollars)
Net Sales
Paper PCC	$115.2	$118.3	$(3.1)	-2.6%
Specialty PCC	17.9	17.3	0.6	3.5%
PCC Products	$133.1	$135.6	$(2.5)	-1.8%

Talc	$14.4	$13.0	$1.4	10.8%
Ground Calcium Carbonate	20.4	19.7	0.7	3.6%
Processed Minerals Products	$34.8	$32.7	$2.1	6.4%

Total net sales	$167.9	$168.3	$(0.4)	-0.2%

Income from operations	$23.9	$25.2	$(1.3)	-5.2%
% of net sales	14.2%	15.0%

Index
Worldwide sales in the Specialty Minerals segment were $167.9 million, approximately the same as the prior year. Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 1.8% to $133.1 million from $135.6 million in the prior year.  Paper PCC sales decreased 2.6% to $115.2 million primarily due to paper capacity realignments in North America and Europe. Sales of Specialty PCC increased 3.5% to $17.9 million due to increased volumes in the United States and higher pricing.

Net sales of Processed Minerals products increased 6.4% to $34.8 million. Talc sales increased 10.8% and Ground Calcium Carbonate sales increased 3.6% primarily due to increased volumes.

Income from operations was $23.9 million and included employee termination costs of $2.2 million during the three months ended June 29, 2014.

Refractories  Segment

	Three Months Ended
Refractories Segment	June 29,	June 30,
	2014	2013	Growth
	(millions of dollars)
Net Sales
Refractory Products	$68.5	$67.2	$1.3	1.9%
Metallurgical Products	23.1	21.3	1.8	8.5%
Total net sales	$91.6	$88.5	$3.1	3.5%

Income from operations	$10.1	$8.5	$1.6	18.8%
% of net sales	11.0%	9.6%

Net sales in the Refractories segment increased 3.5% to 91.6 million from $88.5 million in the prior year.   Sales of refractory products and systems to steel and other industrial applications grew 1.9% to $68.5 million mainly due to stronger sales in Europe. Sales of metallurgical products increased 8.5% to $23.1 million due to higher volumes in both North America and Europe.

Income from operations was $10.1 million and included $0.6 million of employee termination costs. The growth in income from operations was primarily driven by improved performance in Europe, increased wire sales, improved productivity and favorable impact of foreign exchange.

Index
Performance Materials Segment

Three Months Ended
Performance Materials Segment	June 29, 2014
(millions of dollars)
Net Sales
Metalcasting	$39.4
Household, Personal Care and Specialty Products	23.4
Basic Minerals and Other Products	13.0
Total net sales	$75.8

Income from operations	$4.3
% of net sales	5.7%

The Performance Materials segment is a newly created segment resulting from the acquisition of AMCOL. This segment has three product lines. The Metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components. The Household, Personal Care and Specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic  Minerals and Other products contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications.  This product line also includes sales from our internal transportation and logistics group.

This segment’s operating result for the quarter ended June 29, 2014 include 52 days of results commencing May 9, 2014.

Net sales were $75.8 million during the quarter ended June 29, 2014. Approximately $42.5 million sales were generated within United States and $33.3 million sales were generated internationally.

Income from operations was $4.3 million and 5.7% of sales and was impacted by a one-time non-cash inventory step-up charge of $3.6 million and employee termination costs of $1.2 million. Sales and operating income were negatively affected by railcar shortages in the company’s operations in the Western United States.

Construction Technologies Segment

Construction Technologies Segment	Three Months Ended
June 29, 2014
(millions of dollars)
Net Sales
Environmental Products	$17.3
Building Materials and Other Products	19.9
Total net sales	$37.2

Income from operations	$0.7
% of net sales	1.9%

The Construction Technologies segment is a newly created segment resulting from the acquisition of AMCOL. This segment has two product lines. The Environmental product line includes bentonite based lining technologies and liquid containment products for environmental projects such as land fill and mine waste disposal sites as well as other environmental remediation applications. The Building Materials and Other Product product line includes various active and passive products for waterproofing of  underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial building and construction foundations and for horizontal directional drilling applications.

This segment’s operating result for the quarter ended June 29, 2014 include 52 days of results commencing May 9, 2014.

Index
Net sales were $37.2 million during the quarter ended June 29, 2014. Approximately $19.7 million sales were generated within United States and $17.5 million sales were generated internationally.

Income from operations was $0.7 million and 1.9% of sales and was impacted by a one-time non-cash inventory step-up charge of $2.0 million and employee termination costs of $1.0 million.

Energy Services Segment

Energy Services Segment	Three Months Ended
June 29, 2014
(millions of dollars)
Net Sales	$48.6

Income from operations	$5.9
% of net sales	12.1%

The Energy Services segment is a newly created segment resulting from the acquisition of AMCOL. This Segment provides products and services to the Oil and Gas Industry including a range of on and off shore Water Filtration, Well Testing, Pipeline, Coiled Tubing and Nitrogen Services primarily in the Gulf of Mexico and the surrounding on-shore areas.

This segment’s operating result for the quarter ended June 29, 2014 include 52 days of results commencing May 9, 2014.

Net sales were $48.6 million during the quarter ended June 29, 2014. Approximately $39.7 million sales were generated within United States and $8.9 million sales were generated internationally.

Income from operations was $5.9 million and 12.1% of sales and included employee termination costs of $1.0 million. The Segment had a strong performance in Filtration, Well Testing and Pipeline services primarily due to large projects that continued throughout the quarter.  Coiled Tubing had a difficult quarter with lower demand due to the significant amount of capacity that currently exists in the on-shore market.

Index
 Six months ended June 29, 2014 as compared with six months ended June 30, 2013

Consolidated Income Statement Review

	Six Months Ended		Growth
	June 29,	June 30,
	2014	2013	$	%
	(Dollars in millions)
Net sales	$665.5	$507.4	$158.1	31.2%
Cost of sales	507.5	392.7	114.8	29.2%
Production margin	158.0	114.7	43.3	37.8%
Production margin %	23.7%	22.6%

Marketing and administrative expenses	67.8	44.5	23.3	52.4%
Research and development expenses	11.4	9.6	1.8	18.8%
Amortization expense of intangible assets acquired	1.0	-	1.0	*
Acquisition related transaction and integration costs	12.4	-	12.4	*
Restructuring and other charges	6.0	-	6.0	*
			-
Income from operations	59.4	60.6	(1.2)	-2.0%
Operating margin %	8.9%	11.9%

Interest expense, net	(9.1)	(0.3)	(8.8)	*
Premium on early extinguishment of debt	(5.8)	-	(5.8)	*
Other non-operating income (deductions), net	(0.4)	(1.0)	0.6	-60.0%
Total non-operating deductions, net	(15.3)	(1.3)	(14.0)	*

Income from continuing operations before provision for taxes and equity in earnings	44.1	59.3	(15.2)	-25.6%
Provision for taxes on income	10.5	16.3	(5.8)	*
Effective tax rate	23.8%	27.5%

Equity in earnings of affiliates, net of tax	0.2	-	0.2	*

Income from continuing operations, net of tax	33.8	43.0	(9.2)	-21.4%
Income (loss) from discontinued operations, net of tax	1.8	(5.7)	7.5	-131.6%
Net income attributable to non-controlling interests	1.5	1.4	0.1	7.1%
Net income attributable to Minerals Technologies Inc. (MTI)	34.1	35.9	(1.8)	-5.0%
* Not meaningful

Net Sales

	Six Months Ended June 29, 2014%			Six Months Ended June 30, 2013
	Net Sales	% of Total Sales	Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$378.3	56.8%	33.9%	$282.6	55.7%
International	287.2	43.2%	27.8%	224.8	44.3%
Total sales	$665.5	100.0%	31.2%	$507.4	100.0%

Specialty Minerals Segment	$327.5	49.2%	-2.3%	$335.3	66.1%
Refractories Segment	176.4	26.5%	2.5%	172.1	33.9%
Performance Materials Segment	75.8	11.4%	*	-	*
Construction Technologies Segment	37.2	5.6%	*	-	*
Energy Services Segment	48.6	7.3%	*	-	*
Total sales	$665.5	100.0%	31.2%	$507.4	100.0%

Total sales increased $158.1 million or 31.2% from the previous year to $665.5 million. All of the growth during the six months ended June 29, 2014 was from the acquired Performance Materials, Construction Technologies and Energy Services segments. Foreign exchange had an unfavorable impact of $2.7 million or 1%. Sales from operations owned for more than one year were approximately the same as the prior year’s second quarter.

Index
Approximately $101.8 million of sales within United States and $59.7 million of sales within International regions relate to the acquisition of AMCOL business.

Operating Costs and Expenses

Cost of sales from the acquired business was $120.7 million and included a non-recurring inventory step-up charge of $5.6 million. Our Specialty Minerals and Refractories segments production margin benefitted from increased pricing and productivity and cost improvements which more than offset the impact of paper mill and paper machine shutdowns in the U.S. and Europe and increased energy costs.

Marketing and administrative costs were $67.8 million and 10.2% of sales compared to $44.5 million and 8.8% of sales in prior year. All of the increases related to the acquired businesses.

Research and development expenses was $11.4 million and represented 1.7 percent of sales with all of the increases related to the acquired businesses.

The Company incurred $1.0 million charge relating to the amortization of intangible assets acquired and a $12.4 million charge for the transaction and integration costs during the six months ended June 29, 2014 resulting from the acquisition.

During the six months ended June 29, 2014, the Company  recorded $6.0 million in severance-related restructuring charges across all business segments of the Company and which is estimated to provide annualized savings in the range of $10 million to $12 million.

Income from Operations

The Company recorded income from operations of $59.4 million as compared to $60.6 million in the prior year.  Operating income includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $12.4 million, and severance-related restructuring charges of approximately $6.0 million.

Non-Operating Income (Deductions)

In May 2014, the Company repaid the $75 million Senior Notes and entered into a $1.56 billion senior secured term loan facility to fund the acquisition of AMCOL business. The increase in debt level resulted in the $8.8 million increase in interest expense compared to prior year. The Company also incurred a $5.8 million charge for prepaying the $75 million Senior Notes.

Provision for Taxes on Income

Provision for taxes was $10.5 million as compared to $16.3 million in prior year.  The effective tax rate was 23.8% as compared to 27.5% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $33.8 million during the six months ended June 29, 2014and included a $20.4 million charge, net of tax, relating to the impact of acquisition transaction and integration costs, inventory step-up charges, employee termination costs, and debt prepayment costs.

Index
Segment Review

        The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Six Months Ended
Specialty Minerals Segment	June 29,	June 30,
	2014	2013	Growth
	(millions of dollars)
Net Sales
Paper PCC	$227.9	$238.8	$(10.9)	-4.6%
Specialty PCC	34.2	34.2	-	0.0%
PCC Products	$262.1	$273.0	$(10.9)	-4.0%

Talc	$27.9	$25.4	$2.5	9.8%
Ground Calcium Carbonate	37.5	36.9	0.6	1.6%
Processed Minerals Products	$65.4	$62.3	$3.1	5.0%

Total net sales	$327.5	$335.3	$(7.8)	-2.3%

Income from operations	$45.4	$48.5	$(3.1)	-6.4%
% of net sales	13.9%	14.5%

Worldwide sales in the Specialty Minerals segment were $327.5 million, which was 2.3% lower than the prior year.  Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4.0% to $262.1 million from $273.0 million in the prior year.   Paper PCC sales decreased 4.6% to $227.9 million primarily due to paper capacity realignments in North America and Europe. Sales of Specialty PCC were the same as the prior year.

Net sales of Processed Minerals products increased 5.0% to $65.4 million. Talc sales increased 9.8% and Ground Calcium Carbonate sales increased 1.6% primarily due to increased volumes.

Income from operations was $45.4 million and 13.9% of net sales compared to $48.5 million and 14.5% of sales in prior year. Income from operations during the six months ended June 29, 2014 included restructuring charges of $2.2 million.

Refractories  Segment

	Six Months Ended
Refractories Segment	June 29,	June 30,
	2014	2013	Growth
	(millions of dollars)
Net Sales
Refractory Products	$131.7	$129.6	$2.1	1.6%
Metallurgical Products	44.7	42.5	2.2	5.2%
Total net sales	$176.4	$172.1	$4.3	2.5%

Income from operations	$19.3	$15.4	$3.9	25.3%
% of net sales	10.9%	8.9%

Net sales in the Refractories segment increased 2.5% to 176.4 million from $172.1 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications grew 1.6% to $131.7 million mainly due to stronger sales in Europe. Sales of metallurgical products increased 5.2% to $44.7 million due to higher volumes in both North America and Europe

Index
Income from operations was $19.3 million and 10.9% of sales and included restructuring charges of $0.6 million. The growth in income from operations was primarily driven by improved performance in Europe, increased wire sales, improved productivity and favorable impact of foreign exchange.

Performance Materials, Construction Technologies, and Energy Services Segments

Performance Materials, Construction Technologies, and Energy Services segments are newly created segments resulting from the acquisition of AMCOL business. The operating results for these segments for the three and six month period ended June 29, 2014 include 52 days of results from May 9th forward. Refer to the Three months ended June 29, 2014 as compared with three months ended June 30, 2013, Segment Review for information on operating result of these segments.

Liquidity and Capital Resources

Cash provided from operating activities in the first half of 2014 was $107.2 million.  Cash flows provided from operations in the first half of 2014 were principally used to fund capital expenditures and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of June 29, 2014, the Revolving Facility was unused.

The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  Loans under the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.25% per annum.  Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The Term Facility was issued at a 1% discount and has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including a commitment fee on the total unused commitment under the Revolving Facility.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of June 29, 2014, there were no loans or letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company had $38.7 million in uncommitted short-term bank credit lines, of which $4.7 million were in use at June 29, 2014.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2014, exclusive of the AMCOL acquisition, but including capital expenditures for the AMCOL businesses we acquired, should be between $100.0 million and $110.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2014 - $16.0 million; 2015 - $15.6 million; 2016 - $15.6 million; 2017 - $15.6 million; 2018 - $15.6 million; thereafter - $1,474.5 million.

Index
On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of June 29, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended June 29, 2014, there were no material changes in the Company’s contractual obligations other than the assumption of AMCOL’s contractual obligations in connection with the AMCOL acquisition. For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For an in-depth discussion of AMCOL’s contractual obligations, see “Contractual Obligations and Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AMCOL’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

Index
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which improves the reporting of unrecognized tax benefits. This ASU requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. This ASU is effective for fiscal quarters and years beginning after December 15, 2013 and did not have a significant impact on the Company’s consolidated balance sheet.

Reporting discontinued operations and disclosures of disposals of components of an entity

In April 2014, the FASB ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations.  It requires only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results to be reported as discontinued operations.  This ASU also requires additional disclosures for discontinued operations and adds new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The provisions of this ASU will become effective for us on January 1, 2015.  The Company will consider the impact of this ASU on the Company’s financial statements and related disclosures in the event any disposals are initiated on or after our effective date, January 1, 2015.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, valuation of receivables, valuation of inventories, valuation of long-lived assets, pension plan assumptions, stock-based compensation assumptions, valuation of product liability and asset retirement obligation, income taxes, income tax valuation allowances and litigation and environmental liabilities.  We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that can not readily be determined from other sources.  There can be no assurance that actual results will not differ from those estimates.

Index
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  All of our bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates could have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $15.6 million in incremental interest charges on an annual basis.

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

We had open forward exchange contracts to purchase approximately $0.3 million of foreign currencies as of June 29, 2014. The contracts mature in July 2014.  The fair value of these instruments at June 29, 2014 was a liability of less than $0.1 million.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Our assessment included the operations and related assets of AMCOL, which we acquired on May 9, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 29, 2014  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses.  Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL International Corporation and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is now entering the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015. At this time, considering this case is in the discovery phase, management cannot estimate potential losses (if any) and therefore has not established any provisions.

Bentonit União Nordeste Indústria e Comércio Ltda. arbitration

The Company’s Construction Technologies segment is respondent in an arbitration requested by Bentonit União Nordeste Indústria e Comércio Ltda. (“BUN”), the Company’s joint venture partner in Brazil, alleging a breach of the joint venture agreement and claiming, among other things, damages in the amount of 34 million Brazilian real.  The arbitration is in an evidentiary phase and, based on the evidence to date, the Company believes that the BUN claim is unsubstantiated.  At this time management anticipates that the amount of the Company's liability, if any, will not have a material effect on its financial position or results of operations.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 102 pending silica cases and 15 pending asbestos cases. These totals include 30 silica cases and one asbestos case against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL and were not previously reported by us.  To date, 1,394 silica cases and 35 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. No new asbestos or silica cases were filed in the second quarter of 2014.

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

The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 14 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Index
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

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2013 Annual Report on Form 10-K, except for the following:

➢            The acquisition of AMCOL International Corporation exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect the Company or the future results of the combined company.

On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  The success of this acquisition will depend, in part, on our ability to realize anticipated benefits from combining the businesses of the Company and AMCOL. If we are not able to successfully integrate the businesses of the Company and AMCOL, the anticipated benefits of the proposed acquisition may not be realized fully or at all or may take longer to realize than expected. The risks and uncertainties relating to realizing the anticipated benefits of the transaction include:

•	that we have incurred and may continue to incur a number of non-recurring costs associated with combining the operations of the Company and AMCOL;

•	that the combined company has undergone, and is expected to continue to undergo, certain internal restructurings and reorganizations in order to realize certain potential synergies, which may affect our ability to maintain our relationships with customers and suppliers, retain key personnel, avoid diversion of management’s attention from operational matters, and efficiently integrate general and administrative services;

Index
•	that the combined company may not be able to achieve the synergies expected from the transaction, or that there may be delays in achieving any such synergies; and

•	that the combined company may be exposed to increased litigation from stockholders, customers, suppliers, and other third parties.

Further, the business segments we acquired in the AMCOL acquisition are subject to a number of risks related to their business and operations, including the following:

•	Our Performance Materials segment’s sales are predominantly derived from the metalcasting market and our Construction Technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets. All of these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

•	Our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are are heavily influenced by the benchmark price of these commodities.

•	In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them. Thus, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

•	We purchase a significant amount of raw materials which are derived from petrochemical products. Our production processes also consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.

•	We rely on shipping bulk cargos of bentonite from and within the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect. If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted.

•	Our Energy Services and Construction Technologies segments are affected by seasonal weather patterns, especially in the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th. In addition, it is affected by customers’ demands for natural gas. Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners. Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our Energy Services segment.

•	Our Construction Technologies segment is affected by weather patterns which determine the feasibility of construction activities. Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities.

Any of these risks and uncertainties could have a material adverse effect on us or the future results of the combined company.

Index
➢            Increased costs related to the financing of the acquisition of AMCOL International will require a significant amount of cash.  This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At June 29, 2014, the Company had outstanding borrowings of $1.56 billion pursuant to our senior secured credit facility, largely to finance the acquisition of AMCOL International.  This financing will require a significant amount of cash to make interest payments.  Further, borrowings under our senior secured credit facility are based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

➢            Our senior secured credit facility contains various covenants that limits our ability to take certain actions and our revolving credit facility, if used, also requires us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

The agreement governing our senior secured credit facility contains a number of significant covenants that, among other things, limit our ability to: incur additional debt or liens, consolidate or merge with any other person, alter the business we conduct, make investments, use the proceeds of asset sales or sale/leaseback transactions, enter into hedging arrangements, pay dividends or make certain other restricted payments, create dividend or other payment restrictions with respect to subsidiaries, and enter into transactions with affiliates. In addition, our revolving credit facility, if used, requires us to comply with specific financial ratios, under which we are required to achieve specific financial results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of June 29, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company has not repurchased any shares during the three and six months period ended June 29, 2014.

ITEM 3.	Default Upon Senior Securities

Not applicable.

Index
ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.	Other Information

None

Index
ITEM 6.	Exhibits

Exhibit No.	Exhibit Title

10.1
Credit Agreement dated as of May 9, 2014, among Minerals Technologies Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC and U.S. Bank National Association, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Minerals Technologies Inc. on May 9, 2014).

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

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President, Finance and Treasury,
Chief Financial Officer

August 8, 2014