Form 10-Q
period 2014-09-28
MINERALS TECHNOLOGIES INC
filed 2014-10-24
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2014
Common Stock, $0.10 par value	34,504,758

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 28, 2014 (Unaudited) and December 31, 2013	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 2014 and September 29, 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Default Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signature		46

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(in millions, except per share data)
Product sales	$458.1	$254.2	$1,075.0	$761.5
Service revenue	85.4	-	134.0	-
Total net sales	543.5	254.2	1,209.0	761.5

Cost of goods sold	337.8	194.3	812.0	586.9
Cost of service revenue	60.7	-	94.0	-
Total cost of sales	398.5	194.3	906.0	586.9

Production margin	145.0	59.9	303.0	174.6

Marketing and administrative expenses	59.7	21.9	127.4	66.3
Research and development expenses	6.6	5.3	18.0	14.9
Amortization expense of intangible assets acquired	1.9	-	2.9	-
Acquisition related transaction and integration costs	4.2	-	16.7	-
Restructuring and other charges	5.8	-	11.8	-

Income from operations	66.8	32.7	126.2	93.4

Interest expense, net	(16.0)	(0.1)	(25.2)	(0.5)
Premium on early extinguishment of debt	-	-	(5.8)	-
Other non-operating income (deductions), net	0.9	(1.1)	0.5	(2.1)
Total non-operating deductions, net	(15.1)	(1.2)	(30.5)	(2.6)

Income from continuing operations before provision for taxes and equity in earnings	51.7	31.5	95.7	90.8
Provision for taxes on income	14.4	8.9	24.8	25.2
Equity in earnings of affiliates, net of tax	0.3	-	0.6	-

Income from continuing operations, net of tax	37.6	22.6	71.5	65.6
Income (loss) from discontinued operations, net of tax	0.2	-	2.0	(5.7)
Consolidated net income	37.8	22.6	73.5	59.9
Less:
Net income attributable to non-controlling interests	0.8	0.7	2.4	2.2
Net income attributable to Minerals Technologies Inc. (MTI)	$37.0	$21.9	$71.1	$57.7

Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI	$1.07	$0.63	$2.00	$1.82
Income (loss) from discontinued operations attributable to MTI	-	-	0.06	(0.16)
Basic earnings per share attributable to MTI	$1.07	$0.63	$2.06	$1.66

Diluted:
Income from continuing operations attributable to MTI	$1.06	$0.63	$1.99	$1.81
Income (loss) from discontinued operations attributable to MTI	-	-	0.06	(0.16)
Diluted earnings per share attributable to MTI	$1.06	$0.63	$2.05	$1.65

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	34.5	34.6	34.5	34.8
Diluted	34.8	34.9	34.8	35.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Consolidated net income	$37.8	$22.6	$73.5	$59.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27.7)	7.5	(22.0)	(15.0)
Pension and postretirement plan adjustments	0.8	1.9	2.5	5.6
Cash flow hedges:
Net derivative gains (losses) arising during the period	-	-	-	0.5
Total other comprehensive income (loss), net of tax	(26.9)	9.4	(19.5)	(8.9)
Total comprehensive income including non-controlling interests	10.9	32.0	54.0	51.0
Comprehensive (income) loss attributable to non-controlling interest	(0.7)	(0.6)	(1.9)	(0.7)
Comprehensive income attributable to MTI	$10.2	$31.4	$52.1	$50.3

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 28,	Dec. 31,
	2014*	2013**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$202.7	$490.3
Short-term investments, at cost which approximates market	17.7	15.8
Accounts receivable, net	443.7	204.4
Inventories	233.7	89.2
Prepaid expenses and other current assets	72.9	15.4
Total current assets	970.7	815.1

Property, plant and equipment, less accumulated depreciation and depletion –September 28, 2014 - $996.8; December 31, 2013 - $976.3	1,219.0	306.1
Goodwill	767.3	64.4
Intangible assets	217.7	3.0
Other assets and deferred charges	99.1	28.9
Total assets	$3,273.8	$1,217.5

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$4.7	$5.5
Current maturities of long-term debt	3.9	8.2
Accounts payable	184.3	94.9
Other current liabilities	162.6	72.3
Total current liabilities	355.5	180.9

Long-term debt, net of unamortized discount	1,512.3	75.0
Deferred income taxes	318.9	-
Other non-current liabilities	161.4	87.2
Total liabilities	2,348.1	343.1

Shareholders' equity:
Common stock	4.8	4.7
Additional paid-in capital	367.2	361.5
Retained earnings	1,172.2	1,106.3
Accumulated other comprehensive loss	(50.3)	(31.3)
Less common stock held in treasury	(593.7)	(593.7)

Total MTI shareholders' equity	900.2	847.5
Non-controlling interest	25.5	26.9
Total shareholders' equity	925.7	874.4

Total liabilities and shareholders' equity	$3,273.8	$1,217.5

*  Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sept. 28,	Sept. 29,
	2014	2013
	(millions of dollars)
Operating Activities:

Consolidated net income	$73.5	$59.9
Gain (loss) from discontinued operations	2.0	(5.7)
Income from continuing operations	71.5	65.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	59.8	35.2
Other non-cash items	12.5	5.3
Net changes in operating assets and liabilities	50.5	(12.8)
Net cash provided by continuing operations	194.3	93.3
Net cash used in discontinued operations	(3.5)	(2.5)
Net cash provided by operating activities	190.8	90.8

Investing Activities:

Purchases of property, plant and equipment	(62.4)	(32.0)
Acquisition of business, net of cash acquired	(1,802.3)	-
Proceeds from sale of assets	8.7	-
Net purchases of short-term investments	(1.8)	(3.0)
Net cash used in investing activities	(1,857.8)	(35.0)

Financing Activities:

Proceeds from issuance of long-term debt	1,545.3	-
Debt issuance and settlement costs	(38.2)	-
Repayment of long-term debt	(113.2)	(1.7)
Net issuance (repayment) of short-term debt	(0.8)	-
Purchase of common shares for treasury	-	(42.9)
Proceeds from issuance of stock under option plan	2.8	11.4
Excess tax benefits related to stock incentive programs	0.5	2.1
Purchase of non-controlling interest share	(2.1)	-
Dividends paid to non-controlling interest	(3.3)	(0.8)
Cash dividends paid	(5.2)	(5.2)
Net cash provided by (used in) financing activities	1,385.8	(37.1)

Effect of exchange rate changes on cash and cash equivalents	(6.4)	(3.1)

Net increase (decrease) in cash and cash equivalents	(287.6)	15.6
Cash and cash equivalents at beginning of period	490.3	454.1
Cash and cash equivalents at end of period	$202.7	$469.7

Supplemental disclosure of cash flow information:
Interest paid	$18.6	$2.1
Income taxes paid	$17.0	$21.5

Non-cash financing activities:
Treasury stock purchases settled after period-end	$-	$1.1

 See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company” or “MTI”)  in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended September 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  See Note 2.  The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through September 28, 2014.

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

The acquisition of AMCOL has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  As of September 28, 2014, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves including, environmental, legal, and tax matters, obligations and deferred taxes, as well as complete our review of AMCOL’s existing accounting policies.

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

The Company incurred $4.2 million and $16.7 million of acquisition-related costs during the three and nine months ended September 28, 2014, respectively, which are reflected within the Acquisition related transaction and integration costs line of the Condensed Consolidated Statements of Income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through September 28, 2014. The three months period ended September 28, 2014 includes net sales of $290.1 million and operating income of $37.2 million generated by the acquired AMCOL businesses during the 91 days of post-acquisition period; and the nine months period ended September 28, 2014 includes net sales of $451.7 million and operating income of $48.1 million generated by the acquired AMCOL businesses during the 143 days of post-acquisition period.

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2014 and three and nine months ended September 29, 2013, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2013. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Pro Forma Results	2014	2013	2014	2013
	(millions of dollars)
Net sales	$543.5	$521.4	$1,582.6	$1,528.2

Income (loss) from continuing operations before provision for taxes and equity in earnings	61.7	(16.2)	125.9	48.3

Income (loss) from continuing operations, net of tax	44.4	(12.9)	85.6	37.3

           The income from continuing operations before provision for taxes and equity earnings for the three and nine months ended September 29, 2013, in the table above, includes a $52.3 million impairment charge related to AMCOL’s South African chromite operations, and a $6.6 million impairment charge related to AMCOL’s Health and Beauty operations. The after-tax impact of these charges was an impairment of $42.0 million related to the South African chromite operations impairment and $4.2 million related to the Health and Beauty operations during the three and nine months ended September 29, 2013.

The unaudited pro forma financial information presented in the table include certain adjustments that are factually supportable, directly related to business combination, and expected to have a continuing impact. These adjustments include, but are not limited to, depreciation, depletion, and amortization expense based upon the preliminary fair value step-up of depreciable fixed assets and amortizable intangibles assets, interest expense on acquisition related debt, acquisition related transaction and integration costs, and restructuring charges.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$36.8	$21.9	$69.1	$63.4
Income (loss) from discontinued operations	0.2	-	2.0	(5.7)
Net income	$37.0	$21.9	$71.1	$57.7

Weighted average shares outstanding	34.5	34.6	34.5	34.8

Earnings (Loss) per share attributable to MTI
Continuing operations	$1.07	$0.63	$2.00	$1.82
Discontinued operations	-	-	0.06	(0.16)
Net income	$1.07	$0.63	$2.06	$1.66

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$36.8	$21.9	$69.1	$63.4
Income (loss) from discontinued operations	0.2	-	2.0	(5.7)
Net income	$37.0	$21.9	$71.1	$57.7

Weighted average shares outstanding	34.5	34.6	34.5	34.8
Dilutive effect of stock options and stock units	0.3	0.3	0.3	0.3
Weighted average shares outstanding, adjusted	34.8	34.9	34.8	35.1

Earnings (Loss) per share attributable to MTI
Continuing operations	$1.06	$0.63	$1.99	$1.81
Discontinued operations	-	-	0.06	(0.16)
Net income	$1.06	$0.63	$2.05	$1.65

Options to purchase 173,068 shares and 238,287 shares of common stock for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.	Restructuring Charges

During the second and third quarters of 2014, the Company announced it would undertake a  restructuring program that will result in the permanent reduction of 8 percent of its workforce. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings of approximately $20 million. The reductions, which will occur over the next twelve months, will include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company. The following table outlines the amount of restructuring expenses recorded within the Condensed Consolidated Statements of Income, and the segments they relate to:
	Three Months Ended	Nine Months Ended
Restructuring Charges	Sept. 28, 2014
	(millions of dollars)
Specialty Minerals	$0.5	$2.7
Refractories	-	0.6
Performance Materials	2.0	3.2
Construction Technologies	2.0	3.0
Energy Services	1.3	2.3
Total	$5.8	$11.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

At September 28, 2014, we had $11.2 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of June 2015.

The following table is a reconciliation of our restructuring liability balance as of September 28, 2014:

(millions of dollars)
Restructuring liability, December 31, 2013	$-
Additional provisions	11.8
Cash payments	(0.6)
Restructuring liability, September 28, 2014	$11.2

Note 5.	Discontinued Operations

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

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Net sales	$-	$-	$-	$1.7

Production margin	-	-	-	(2.3)
Expenses (income)	(0.2)	-	(0.2)	0.4
Facility closure costs accrual (reversal)	-	-	(2.4)	5.9

Income (loss) from operations	$0.2	$-	$2.6	$(8.6)

Provision for taxes on income	$-	$-	$0.6	$(2.9)

Income (loss) from discontinued operations, net of tax	$0.2	$-	$2.0	$(5.7)

During the nine months ended September 28, 2014, the Company reversed a facility closure accrual of $1.8 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 6.	Income Taxes

As of September 28, 2014, the Company had approximately $4.4 million of total unrecognized income tax benefits. Included in this amount were a total of $2.9 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million and $0.2 million during the three and nine months ended September 28, 2014, respectively, and has an accrued balance of $0.9 million of interest and penalties as of September 28, 2014.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Provision for taxes was $24.8 million as compared to $25.2 million in the prior year. The effective tax rate was 25.9% as compared to 27.8% in prior year. The lower effective tax rate was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

Note 7.	Inventories

The following is a summary of inventories by major category:

	Sept. 28,	Dec. 31,
	2014	2013
	(millions of dollars)
Raw materials	$103.9	$35.1
Work-in-process	6.3	6.3
Finished goods	94.6	26.3
Packaging and supplies	28.9	21.5
Total inventories	$233.7	$89.2

Inventory balance at September 28, 2014 included $143.3 million of inventories relating to acquisition of business (discussed in Note 2).

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $767.3 million, and $64.4 million as of September 28, 2014 and December 31, 2013, respectively.  The increase in goodwill is related to the acquisition of the AMCOL businesses on May 9, 2014 (as discussed in Note 2).

Acquired intangible assets subject to amortization were as follows:

	Sept. 28, 2014		Dec. 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(millions of dollars)
Tradenames	$194.9	$2.2	$-	$-
Technology	18.7	0.6	-	-
Patents and trademarks	6.4	3.9	6.4	3.7
Customer relationships	4.3	0.1	-	-
Customer lists	2.9	2.7	2.9	2.6
	$227.2	$9.5	$9.3	$6.3

The amounts associated with tradenames, technology and customer relationships in the table above relate to the acquisition of the AMCOL businesses (as discussed in Note 2).

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 33  years.  Estimated amortization expense is $5.3 million for 2014, $7.9 million for 2015–2016, $7.7 million for 2017, $7.5 million for 2018-2019, and $192.5 million thereafter.

Note 9.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	2014	2013
	(millions of dollars)
Term Loan Facility, net of unamortized discount of $14.7 million due May 9, 2021	$1,515.3	$-
3.46% Series A Senior Notes due October 7, 2020	-	30.0
4.13% Series B Senior Notes due October 7, 2023	-	45.0
China Loan Facility	0.9	-
Variable/Fixed Rate Industrial Development Revenue
Bonds Series 1999 due November 1, 2014	-	8.2
Total	$1,516.2	$83.2
Less: Current maturities	3.9	8.2
Long-term debt	$1,512.3	$75.0

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries.  During the third quarter, the Company repaid $30.0 million in principal on this Term Facility.  An additional $3.9 million in principal was repaid in October 2014. As of September 28, 2014, the Revolving Facility was unused.

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

The Company incurred $28.7 million in deferred financing costs associated with the debt financing of the acquisition. Such amounts are included in other assets and deferred charges on the Condensed Consolidated Balance Sheet as of September 28, 2014.

During the third quarter of 2014, the Company entered into a committed loan facility for the funding of a new manufacturing facility in China. The loan facility is for 47.5 million RMB and $1.8 million with an availability period until December 20, 2014. The Company has borrowed $0.9 million on this facility as of September 28, 2014.  Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2017, with final maturity of this facility in December 2017.

As of September 28, 2014, the Company had $38.4 million in uncommitted short-term bank credit lines, of which approximately $4.7 million was in use.

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

Components of Net Periodic Benefit Cost

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$2.1	$1.9	$6.5	$6.4
Interest cost	4.0	2.9	10.8	8.5
Expected return on plan assets	(5.0)	(3.8)	(14.2)	(11.1)
Amortization:
Prior service cost	0.3	0.3	0.9	0.9
Recognized net actuarial loss	1.9	3.4	5.4	10.2
Net periodic benefit cost	$3.3	$4.7	$9.4	$14.9

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Service cost	$-	$0.2	$0.3	$0.5
Interest cost	0.1	0.1	0.3	0.2
Amortization:
Prior service cost	(0.8)	(0.8)	(2.3)	(2.3)
Recognized net actuarial (gain)/loss	(0.1)	-	(0.2)	-
Net periodic benefit cost	$(0.8)	$(0.5)	$(1.9)	$(1.6)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $6.0 million to its pension plans and $1.5 million to its other postretirement benefit plans in 2014. As of September 28, 2014, $5.1 million has been contributed to the pension plans and approximately $1.1 million has been contributed to the other postretirement benefit plans.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 11.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
Income (Loss)	2014	2013	2014	2013
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.3	$2.9	$3.8	$8.8
Tax	(0.5)	(1.0)	(1.3)	(3.2)
Net of tax	$0.8	$1.9	$2.5	$5.6

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2013	$17.1	$(51.0)	$2.6	$(31.3)

Other comprehensive income (loss) before reclassifications	(21.5)	-	-	(21.5)
Amounts reclassified from AOCI	-	2.5	-	2.5
Net current period other comprehensive income (loss)	(21.5)	2.5	-	(19.0)
Balance as of September 28, 2014	$(4.4)	$(48.5)	$2.6	$(50.3)

Note 12.	Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of September 28, 2014:

(millions of dollars)
Asset retirement liability, December 31, 2013	$14.7
Accretion expense	0.5
Reversals	(0.5)
Acquisition	8.9
Foreign currency translation	(0.2)
Asset retirement liability, September 28, 2014	$23.4

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s Performance Materials segment mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  The table above includes $8.9 million related to this land reclamation liability assumed in connection with the purchase of AMCOL. This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows.

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $2.0 million is included in other current liabilities and the long-term portion of the liability of approximately $21.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 28, 2014.

Note 13.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is in the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015. At this time, considering this case is in the discovery phase, management cannot estimate potential losses (if any) and therefore has not established any provisions.

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

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 102 pending silica cases and 13 pending asbestos cases. These totals include 30 silica cases and one asbestos case against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,394 silica cases and 37 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. No new asbestos or silica cases were filed in the third quarter of 2014.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 12 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 28, 2014.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 28, 2014.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
				Accumulated
	Common	Additional Paid-in	Retained	Other Comprehensive	Treasury	Non-controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
	(millions of dollars)
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)	$ $ 26.9	$874.4

Net income	-	-	71.1	-	-	2.4	73.5
Other comprehensive income (loss)	-	-	-	(19.0)	-	(0.5)	(19.5)
Dividends declared	-	-	(5.2)	-	-	-	(5.2)
Dividends to non-controlling interest	-	-	-	-	-	(3.3)	(3.3)
Purchase of non-controlling interest shares	-	(2.1)	-	-	-	-	(2.1)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.8	-	-	-	-	2.9
Income tax benefit arising from employee stock compensation plans	-	1.2	-	-	-	-	1.2
Stock based compensation	-	3.8	-	-	-	-	3.8
Balance as of September 28, 2014	$4.8	$367.2	$1,172.2	$(50.3)	$(593.7)	$25.5	$925.7

The income attributable to non-controlling interests for the nine-month periods ended September 28, 2014 and September 29, 2013 was from continuing operations. The remainder of income was attributable to MTI.

In May 2014, the Company acquired the remaining 20% non-controlling interest in CETCO Lining Technologies India Pvt. Ltd. (“CETCO India)”, a part of our Construction Technologies operations for $2.0 million. The following table sets forth the effects of this transaction on equity attributable to MTI shareholders:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2014	Sept. 29, 2013	Sept. 28, 2014	Sept. 29, 2013
	(millions of dollars)
Net income attributable to MTI	$37.0	$21.9	$71.1	$57.7
Transfer from non-controlling interest:
Decrease in additional paid-in capital for purchase of the remaining non-controlling interest in CETCO India	-	-	(2.1)	-

Change from net income attributable to MTI and transfers from non-controlling interest	$37.0	$21.9	$69.0	$57.7

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 15.	Segment and Related Information

As a result of the acquisition of AMCOL, the Company currently has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services, compared to 2 reportable segments in the prior year (Specialty Minerals and Refractories).  See Note 1.  Segment information for the three and nine-month periods ended September 28, 2014 and September 29, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Net Sales
Specialty Minerals	$163.0	$167.4	$490.5	$502.5
Refractories	90.4	86.8	266.8	259.0
Performance Materials	135.6	-	211.4	-
Construction Technologies	69.1	-	106.3	-
Energy Services	85.4	-	134.0	-
Total	$543.5	$254.2	$1,209.0	$761.5

Income from Operations
Specialty Minerals	$26.0	$26.0	$71.4	$74.4
Refractories	9.7	8.4	29.0	23.8
Performance Materials	18.7	-	23.0	-
Construction Technologies	8.3	-	9.0	-
Energy Services	10.2	-	16.1	-
Total	$72.9	$34.4	$148.5	$98.2

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Income from operations for reportable segments	$72.9	$34.4	$148.5	$98.2
Acquisition Related Transaction and Integration Costs	(4.2)	-	(16.7)	-
Unallocated corporate expenses	(1.9)	(1.7)	(5.6)	(4.8)
Consolidated income from operations	66.8	32.7	126.2	93.4
Non-operating deductions, net	(15.1)	(1.2)	(30.5)	(2.6)
Income from continuing operations before provision for taxes on income	$51.7	$31.5	$95.7	$90.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
	(millions of dollars)
Paper PCC	$113.4	$119.3	$341.3	$357.9
Specialty PCC	16.5	16.6	50.7	50.8
Talc	13.8	12.8	41.7	38.2
Ground Calcium Carbonate	19.3	18.7	56.8	55.6
Refractory Products	69.7	66.3	201.4	195.9
Metallurgical Products	20.7	20.5	65.4	63.1
Metalcasting	70.0	-	109.4	-
Household, Personal Care and Specialty Products	42.8	-	66.2	-
Basic Minerals and Other Products	22.8	-	35.8	-
Environmental Products	34.5	-	51.8	-
Building Materials and Other Products	34.6	-	54.5	-
Energy Services	85.4	-	134.0	-
Total	$543.5	$254.2	$1,209.0	$761.5

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of September 28, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2014 and September 29, 2013.  These condensed consolidated financial statements are the responsibility of the Company's management.

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
October 24, 2014

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  The Company acquired AMCOL by completing a tender offer to purchase AMCOL’s outstanding shares of common stock and the subsequent merger of AMCOL with and into a wholly-owned subsidiary of MTI. Upon completion of the merger, AMCOL became a wholly owned direct subsidiary of MTI. Through the tender offer and the merger, the Company paid $1,519.4 million in cash to acquire all of the outstanding shares of AMCOL.  The fair value of total consideration transferred, net of cash acquired was $1,802.3 million. The Company’s operating results include the results of operations of the acquired AMCOL businesses from May 9, 2014, through September 28, 2014.

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

As a result of the acquisition, the Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services compared to 2 reportable segments in the prior year (Specialty Minerals and Refractories).

- The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

-The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

-The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. This segment also supplies chromite and leonardite and operates more than 25 mining or production facilities worldwide.

-The Construction Technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide.  It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

-The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry.  This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

Diluted earnings from continuing operations in the third quarter ended September 28, 2014 were $1.06 per share. Included in pre-tax income and earnings per share were items related to the acquisition and integration which, when combined, reduced earnings by $0.19 per share. These were as follows:

Acquisition transaction and integration costs	$4.2 million
Restructuring charges	$5.8 million
Total	$10.0 million

Index
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
Worldwide sales for the third quarter of 2014 increased 113.8% from the prior year to $543.5 million from $254.2 million. Sales growth was achieved primarily from the activity of the acquired business. Sales in the Specialty Minerals segment were $163.0 million, a 3 percent decrease from the prior year. In the Refractories segment, sales were $90.4 million a 4 percent increase over the prior year.
The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  We began operations at one new satellite facility in China in the second quarter.  In addition, we are currently constructing four additional satellite plants in China, including the recently announced 50,000 metric ton facility with Zhejiang Zhengda Paper Group Ltd that should be operational in the fourth quarter of 2015. The total capacity being installed with these four new satellite plants is approximately 300,000 tons.  The Company continues to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of higher filler loading.  In the third quarter, we signed another commercial agreement with a North American paper company. We presently have seventeen commercial contracts for FulFill®.  We expect the contribution of our FulFill® program to operating income to be approximately $3 million in 2014. Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $3.4 million in the third quarter of 2014. We expect to generate on average $10 million per year over the 3 year term of the contract. Our Refractories segment entered into a three-year agreement with Bhushan Steel Ltd. of India, to provide cost-per-ton (CPT) steel refractory maintenance for two of Bhushan’s Basic Oxygen Furnaces (BOF) at its new steel-making facility in Angul, India. This is the first CPT contract in India. We expect to generate on average sales of $2 million per year over the 3 year term of the contract. In addition, we entered into a two-year CPT contract with Tata Steel in Europe. We expect to generate on average sales of $2.0 million per year over the term of the contract.

In connection with the acquisition of AMCOL, the Company entered into a $1.56 billion senior secured term loan facility (the “Term Facility”).  At the same time, the Company entered into a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).  As of September 28, 2014, the Revolving Facility was unused. Long term debt as of September 28, 2014 was $1.512 billion.  During the third quarter, we repaid $38.2 million of our long-term debt. Cash, cash equivalents and short-term investments were $202.7 million.  Cash flow from continuing operations was strong in the third quarter of 2014 at approximately $86.9 million and was $194.3 million during the nine months ended September 28, 2014.  Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.

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

Index
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

Index
Results of Operations

Three months ended September 28, 2014 as compared with three months ended September 29, 2013

Consolidated Income Statement Review

	Three Months Ended		Growth
	Sept. 28 2014	Sept. 29 2013	$	%
	(Dollars in millions)
Net sales	$543.5	$254.2	$289.3	113.8%
Cost of sales	398.5	194.3	204.2	105.1%
Production margin	145.0	59.9	85.1	142.1%
Production margin %	26.7%	23.6%

Marketing and administrative expenses	59.7	21.9	37.8	172.6%
Research and development expenses	6.6	5.3	1.3	24.5%
Amortization expense of intangible assets acquired	1.9	-	1.9	*
Acquisition related transaction and integration costs	4.2	-	4.2	*
Restructuring and other charges	5.8	-	5.8	*
			-
Income from operations	66.8	32.7	34.1	104.3%
Operating margin %	12.3%	12.9%

Interest expense, net	(16.0)	(0.1)	(15.9)	*
Premium on early extinguishment of debt	-	-	-	*
Other non-operating income (deductions), net	0.9	(1.1)	2.0	-181.8%
Total non-operating deductions, net	(15.1)	(1.2)	(13.9)	*

Income from continuing operations before provision for taxes and equity in earnings	51.7	31.5	20.2	64.1%
Provision for taxes on income	14.4	8.9	5.5	*
Effective tax rate	27.9%	28.3%

Equity in earnings of affiliates, net of tax	0.3	-	0.3	*

Income from continuing operations, net of tax	37.6	22.6	15.0	66.4%
Income (loss) from discontinued operations, net of tax	0.2	-	0.2	*
Net income attributable to non-controlling interests	0.8	0.7	0.1	14.3%
Net income attributable to Minerals Technologies Inc. (MTI)	37.0	21.9	15.1	68.9%

* Not meaningful

Index
Net Sales

	Three Months Ended Sept. 28, 2014			Three Months Ended Sept. 29, 2013
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$326.3	60.0%	129.6%	$142.1	55.9%
International	217.2	40.0%	93.8%	112.1	44.1%
Total sales	$543.5	100.0%	113.8%	$254.2	100.0%

Specialty Minerals Segment	$163.0	30.0%	-2.6%	$167.4	65.9%
Refractories Segment	90.4	16.6%	4.1%	86.8	34.1%
Performance Materials Segment	135.6	24.9%	*	-	*
Construction Technologies Segment	69.1	12.7%	*	-	*
Energy Services Segment	85.4	15.8%	*	-	*
Total sales	$543.5	100.0%	113.8%	$254.2	100.0%

* Not meaningful

Total sales increased $289.3 million or 113.8% from the previous year to $543.5million. The increase was from the Performance Materials, Construction Technologies and Energy Services segments relating to the acquisition of the AMCOL businesses. Sales from operations owned for more than one year decreased 0.3% mainly due to decreased sales in Specialty Minerals segment resulting from  paper capacity realignments in North America, partially offset by increased sales in Refractories segment due to increased volumes.

Approximately $188.0 million of sales within United States and $102.1 million of sales within international regions relate to the acquired businesses.

Operating Costs and Expenses

Cost of sales from Specialty Minerals and Refractories segments was $194.1 million. Our Specialty Minerals and Refractories segments production margin benefitted from increased pricing, strong performance in Refractories in Europe and North America, improved productivity and cost improvements which more than offset the impact of paper mill and paper machine shutdowns in the U.S. and increased energy costs.

Marketing and administrative costs were $59.7 million and 11.0% of sales compared to $21.9 million and 8.6% of sales in prior year. All of the increases related to marketing and administrative costs of the acquired businesses.

Research and development expenses were $6.6 million and represented 1.2 percent of sales. All of the increases related to research and development costs of the acquired businesses.

The Company incurred $1.9 million charge relating to the amortization of intangible assets acquired and a $4.2 million charge for the transaction and integration costs during the three months ended September 28, 2014 resulting from the acquisition.

During the second and third quarters of 2014, the Company announced it would undertake an initial  restructuring program that will result in the permanent reduction of approximately 8 percent of its workforce. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings of approximately $20 million. The reductions, which will occur over the next twelve months, includes elimination of duplicate corporate functions, deployment of our shared service model and consolidation and alignment of various corporate functions and regional locations across the Company. The Company has recorded a $11.8 million severance-related restructuring charge for this program, of which $5.8 million was recorded in the third quarter.

Index
Income from Operations

The Company recorded income from operations of $66.8 million as compared to $32.7 million in the prior year.  Operating income during the three months ended September 28, 2014, includes acquisition related transaction and integration costs of $4.2 million, and restructuring charges of $5.8 million.

Non-Operating Income (Deductions)

In May 2014, the Company repaid its $75 million Senior Notes and entered into the of $1.56 billion Term Facility to fund the acquisition of the AMCOL business (see Note 9). The increase in debt level resulted in the $15.9 million increase in interest expense compared to the prior year.

Provision for Taxes on Income

Provision for taxes on income was $14.4 million as compared to $8.9 million in prior year. The effective tax rate was 27.9% as compared to 28.3% in prior year.  The reduction in the effective tax rate during 2014 was primarily due to tax benefits on one-time charges at a higher tax rate.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $37.6 million during the three months ended September 28, 2014 and included a $6.8 million charge, net of tax, relating to the impact of acquisition transaction and integration costs, and employee termination costs.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	Sept. 28, 2014	Sept. 29, 2013	Growth
	(millions of dollars)
Net Sales
Paper PCC	$113.4	$119.3	$(5.9)	-4.9%
Specialty PCC	16.5	16.6	(0.1)	-0.6%
PCC Products	$129.9	$135.9	$(6.0)	-4.4%

Talc	$13.8	$12.8	$1.0	7.8%
Ground Calcium Carbonate	19.3	18.7	0.6	3.2%
Processed Minerals Products	$33.1	$31.5	$1.6	5.1%

Total net sales	$163.0	$167.4	$(4.4)	-2.6%

Income from operations	$26.0	$26.0	$-	0.0%
% of net sales	16.0%	15.5%

Worldwide net sales in the Specialty Minerals segment were $163.0 million, a decrease of $4.4 million or 2.6% compared to the prior year. Worldwide net sales of PCC products, which is primarily used in the manufacturing process of the paper industry, decreased 4.4% to $129.9 million from $135.9 million in the prior year.  Paper PCC sales decreased 4.9% to $113.4 million primarily due to paper capacity grade realignments in North America. Sales of Specialty PCC were approximately the same as the prior year.

Net sales of Processed Minerals products increased 5.1% to $33.1 million. Talc sales increased 7.8% and Ground Calcium Carbonate sales increased 3.2% primarily due to increased volumes.

Index
Income from operations was $26.0 million and included employee termination costs of $0.5 million during the three months ended September 28, 2014. Income from operations as a percentage of sales improved due to increased sales and improved profitability in the Processed Minerals product line.

Refractories  Segment

	Three Months Ended
Refractories Segment	Sept. 28, 2014	Sept. 29, 2013	Growth
	(millions of dollars)
Net Sales
Refractory Products	$69.7	$66.3	$3.4	5.1%
Metallurgical Products	20.7	20.5	0.2	1.0%
Total net sales	$90.4	$86.8	$3.6	4.1%

Income from operations	$9.7	$8.4	$1.3	15.5%
% of net sales	10.7%	9.7%

Net sales in the Refractories segment increased 4.1% to $90.4 million from $86.8 million in the prior year.   Sales of refractory products and systems to steel and other industrial applications grew 5.1% to $69.7 million due to volume increases in all regions. Sales of metallurgical products increased 1.0% to $20.7 million due to volume increases in Europe.

Income from operations increased 15.5% to $9.7 million from $8.4 million in the prior year. The growth in income from operations was primarily due to strong volumes, improved profitability in North America and Europe, and improved productivity, and was partially offset by a $0.8 million bad debt provision recorded during the third quarter of 2014 relating to a customer’s bankruptcy in North America.

Performance Materials Segment

Performance Materials Segment	Three Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales
Metalcasting	$70.0
Household, Personal Care and Specialty Products	42.8
Basic Minerals and Other Products	22.8
Total net sales	$135.6

Income from operations	$18.7
% of net sales	13.8%

The Performance Materials segment is a newly created segment resulting from the acquisition of AMCOL. This segment has three product lines. The Metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components. The Household, Personal Care and Specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic  Minerals and Other products contain sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications.  This product line also includes sales from our internal transportation and logistics group.

Net sales were $135.6 million during the quarter ended September 28, 2014. Approximately $77.6 million sales were generated within United States and $58.0 million sales were generated internationally.

Index
Income from operations was $18.7 million and 13.8% of sales and was impacted by employee termination costs of $2.0 million.

Operating income was negatively affected by approximately $1.0 million due to railway transportation and railroad congestion issues in the Western United States.

Construction Technologies Segment

Construction Technologies Segment	Three Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales
Environmental Products	$34.5
Building Materials and Other Products	34.6
Total net sales	$69.1

Income from operations	$8.3
% of net sales	12.0%

The Construction Technologies segment is a newly created segment resulting from the acquisition of AMCOL. This segment has two product lines. The Environmental product line includes bentonite based lining technologies and liquid containment products for environmental projects such as landfill and mine waste disposal sites as well as other environmental remediation applications. The Building Materials and Other product line includes various active and passive products for waterproofing of  underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial buildings, construction foundations, and for horizontal directional drilling applications.

Net sales were $69.1 million during the quarter ended September 28, 2014. Approximately $40.7 million sales were generated within United States and $28.4 million sales were generated internationally.

Income from operations was $8.3 million and 12.0% of sales and was impacted by employee termination costs of $2.0 million.

Energy Services Segment

Energy Services Segment	Three Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales	$85.4

Income from operations	$10.2
% of net sales	11.9%

The Energy Services segment is a newly created segment resulting from the acquisition of AMCOL. This Segment provides products and services to the Oil and Gas Industry including a range of on and offshore Water Filtration, Well Testing, Pipeline, Coiled Tubing and Nitrogen Services primarily in the Gulf of Mexico and the surrounding onshore areas.

Net sales were $85.4 million during the quarter ended September 28, 2014. Approximately $69.7 million sales were generated within United States and $15.7 million sales were generated internationally.

Income from operations was $10.2 million and 11.9% of sales and included employee termination costs of $1.3 million. The Segment had a strong performance in Filtration, Well Testing and Pipeline services primarily due to large projects that continued throughout the quarter.  Coiled Tubing had a difficult quarter with lower demand due to the significant amount of capacity that currently exists in the onshore market.

Index
Nine months ended September 28, 2014 as compared with nine months ended September 29, 2013

Consolidated Income Statement Review

	Nine Months Ended,		Growth
	Sept. 28 2014	Sept. 29 2013	$	%
	(Dollars in millions)
Net sales	$1,209.0	$761.5	$447.5	58.8%
Cost of sales	906.0	586.9	319.1	54.4%
Production margin	303.0	174.6	128.4	73.5%
Production margin %	25.1%	22.9%

Marketing and administrative expenses	127.4	66.3	61.1	92.2%
Research and development expenses	18.0	14.9	3.1	20.8%
Amortization expense of intangible assets acquired	2.9	-	2.9	*
Acquisition related transaction and integration costs	16.7	-	16.7	*
Restructuring and other charges	11.8	-	11.8	*
			-
Income from operations	126.2	93.4	32.8	35.1%
Operating margin %	10.4%	12.3%

Interest expense, net	(25.2)	(0.5)	(24.7)	*
Premium on early extinguishment of debt	(5.8)	-	(5.8)	*
Other non-operating income (deductions), net	0.5	(2.1)	2.6	-123.8%
Total non-operating deductions, net	(30.5)	(2.6)	(27.9)	*

Income from continuing operations before provision for taxes and equity in earnings	95.7	90.8	4.9	5.4%
Provision for taxes on income	24.8	25.2	(0.4)	*
Effective tax rate	25.9%	27.8%

Equity in earnings of affiliates, net of tax	0.6	-	0.6	*

Income from continuing operations, net of tax	71.5	65.6	5.9	9.0%
Income (loss) from discontinued operations, net of tax	2.0	(5.7)	7.7	*
Net income attributable to non-controlling interests	2.4	2.2	0.2	9.1%
Net income attributable to Minerals Technologies Inc. (MTI)	71.1	57.7	13.4	23.2%

* Not meaningful

Net Sales

	Nine Months Ended Sept. 28, 2014			Nine Months Ended Sept. 29, 2013
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$704.6	58.3%	65.9%	$424.7	55.8%
International	504.4	41.7%	49.8%	336.8	44.2%
Total sales	$1,209.0	100.0%	58.8%	$761.5	100.0%

Specialty Minerals Segment	$490.5	40.6%	-2.4%	$502.5	66.0%
Refractories Segment	266.8	22.1%	3.0%	259.0	34.0%
Performance Materials Segment	211.4	17.5%	*	-	*
Construction Technologies Segment	106.3	8.8%	*	-	*
Energy Services Segment	134.0	11.1%	*	-	*
Total sales	$1,209.0	100.0%	58.8%	$761.5	100.0%

* Not meaningful

Index
Total sales increased $447.5 million or 58.8% from the previous year to $1,209.0 million. All of the growth during the nine months ended September 28, 2014 was from the acquired Performance Materials, Construction Technologies and Energy Services segments. Sales from operations owned for more than one year decreased $4.2 million due to lower sales in the Specialty Minerals segment resulting in paper grade realignments in North America affecting the Paper PCC product line.

Approximately $289.8 million of sales within United States and $161.9 million of sales within International regions relate to the acquisition of AMCOL business.

Operating Costs and Expenses

Cost of sales from Specialty Minerals and Refractories segments was $580.9 million Our Specialty Minerals and Refractories segments production margin benefitted from increased pricing and productivity and cost improvements which more than offset the impact of paper mill and paper machine shutdowns in the U.S. and Europe and increased energy costs.

Marketing and administrative costs were $127.4 million and 10.5% of sales compared to $66.3 million and 8.7% of sales in prior year. All of the increases related to the acquired businesses.

Research and development expenses were $18.0 million and represented 1.5 percent of sales. The increase compared to prior year primarily related to the acquired businesses.

The Company incurred $2.9 million charge relating to the amortization of intangible assets acquired and a $16.7 million charge for the transaction and integration costs during the nine months ended September 28, 2014 resulting from the acquisition.

During the nine months ended September 28, 2014, the Company  recorded $11.8 million in severance-related restructuring charges across all business segments of the Company and which is estimated to provide annualized savings of approximately $20 million.
Income from Operations

The Company recorded income from operations of $126.2 million as compared to $93.4 million in the prior year.  Operating income includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $16.7 million, and severance-related restructuring charges of $11.8 million.

Non-Operating Income (Deductions)

In May 2014, the Company repaid the $75 million Senior Notes and entered into a $1.56 billion senior secured term loan facility to fund the acquisition of AMCOL business. The increase in debt level resulted in the $24.7 million increase in interest expense compared to prior year. The Company also incurred a $5.8 million charge for prepaying the $75 million Senior Notes.

Provision for Taxes on Income

Provision for taxes was $24.8 million as compared to $25.2 million in prior year.  The effective tax rate was 25.9% as compared to 27.8% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $71.5 million during the nine months ended September 28, 2014 and included a $27.3 million charge, net of tax, relating to the impact of acquisition transaction and integration costs, inventory step-up charges, employee termination costs, and debt prepayment costs.

Index
Segment Review

        The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Nine Months Ended
Specialty Minerals Segment	Sept. 28, 2014	Sept. 29, 2013	Growth
	(millions of dollars)
Net Sales
Paper PCC	$341.3	$357.9	$(16.6)	-4.6%
Specialty PCC	50.7	50.8	(0.1)	-0.2%
PCC Products	$392.0	$408.7	$(16.7)	-4.1%

Talc	$41.7	$38.2	$3.5	9.2%
Ground Calcium Carbonate	56.8	55.6	1.2	2.2%
Processed Minerals Products	$98.5	$93.8	$4.7	5.0%

Total net sales	$490.5	$502.5	$(12.0)	-2.4%

Income from operations	$71.4	$74.4	$(3.0)	-4.0%
% of net sales	14.6%	14.8%

Worldwide net sales in the Specialty Minerals segment were $490.5 million, which was 2.4% lower than the prior year.  Worldwide net sales of PCC products, which is primarily used in the manufacturing process of the paper industry, decreased 4.1% to $392.0 million from $408.7 million in the prior year.   Paper PCC sales decreased 4.6% to $341.3 million primarily due to paper capacity realignments in North America and Europe. Sales of Specialty PCC were approximately the same as the prior year.

Net sales of Processed Minerals products increased 5.0% to $98.5 million. Talc sales increased 9.2% and Ground Calcium Carbonate sales increased 2.2% primarily due to increased volumes.

Income from operations was $71.4 million and 14.6% of net sales compared to $74.4 million and 14.8% of sales in prior year. Income from operations during the nine months ended September 28, 2014 included restructuring charges of $2.7 million.

Refractories  Segment

	Nine Months Ended
Refractories Segment	Sept. 28, 2014	Sept. 29, 2013	Growth
	(millions of dollars)
Net Sales
Refractory Products	$201.4	$195.9	$5.5	2.8%
Metallurgical Products	65.4	63.1	2.3	3.6%
Total net sales	$266.8	$259.0	$7.8	3.0%

Income from operations	$29.0	$23.8	$5.2	21.8%
% of net sales	10.9%	9.2%

Net sales in the Refractories segment increased 3.0% to 266.8 million from $259.0 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications grew 2.8% to $201.4 million mainly due to stronger sales in Europe. Sales of metallurgical products increased 3.6% to $65.4 million due to higher volumes in Europe

Index
Income from operations was $29.0 million and 10.9% of sales and included restructuring charges of $0.6 million. The growth in income from operations was primarily driven by improved performance in Europe refractory products and  improved productivity, and was partially offset by a $0.8 million bad debt provision recorded during the nine months ended September 28, 2014 relating to a customer’s bankruptcy in North America.

Performance Materials Segment

Performance Materials Segment	Nine Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales
Metalcasting	$109.4
Household, Personal Care and Specialty Products	66.2
Basic Minerals and Other Products	35.8
Total net sales	$211.4

Income from operations	$23.0
% of net sales	10.9%

The Performance Materials segment is a newly created segment resulting from the acquisition of AMCOL. This segment has three product lines. The Metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components. The Household, Personal Care and Specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic Minerals and Other products line contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications.  This product line also includes sales from our internal transportation and logistics group.

This segment’s operating result for the nine months ended September 28, 2014 include 143 days of results commencing May 9, 2014.

Net sales were $211.4 million during the nine months ended September 28, 2014. Approximately $120.1 million sales were generated within United States and $91.3 million sales were generated internationally.

Income from operations was $23.0 million and 10.9% of sales and was impacted by a one-time non-cash inventory step-up charge of $3.6 million and employee termination costs of $3.2 million. Operating income was negatively affected by approximately $2 million due to railway transportation and railroad congestion issues in the Western United States.

Construction Technologies Segment

Construction Technologies Segment	Nine Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales
Environmental Products	$51.8
Building Materials and Other Products	54.5
Total net sales	$106.3

Income from operations	$9.0
% of net sales	8.5%

Index
The Construction Technologies segment is a newly created segment resulting from the acquisition of AMCOL. This segment has two product lines. The Environmental product line includes bentonite based lining technologies and liquid containment products for environmental projects such as landfill and mine waste disposal sites as well as other environmental remediation applications. The Building Materials and Other product line includes various active and passive products for waterproofing of  underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial buildings, construction foundations, and for horizontal directional drilling applications.

This segment’s operating result for the nine months ended September 28, 2014 include 143 days of results commencing May 9, 2014.

Net sales were $106.3 million during the nine months ended September 28, 2014. Approximately $60.3 million sales were generated within United States and $46.0 million sales were generated internationally.

Income from operations was $9.0 million and 8.5% of sales and was impacted by a one-time non-cash inventory step-up charge of $2.0 million and employee termination costs of $3.0 million.

Energy Services Segment

Energy Services Segment	Nine Months Ended Sept. 28, 2014
(millions of dollars)
Net Sales	$134.0

Income from operations	$16.1
% of net sales	12.0%

The Energy Services segment is a newly created segment resulting from the acquisition of AMCOL. This Segment provides products and services to the Oil and Gas Industry including a range of on and offshore Water Filtration, Well Testing, Pipeline, Coiled Tubing and Nitrogen Services primarily in the Gulf of Mexico and the surrounding onshore areas.

This segment’s operating result for the nine months ended September 28, 2014 include 143 days of results commencing May 9, 2014.

Net sales were $134.0 million during the nine months ended September 28, 2014. Approximately $109.4 million sales were generated within United States and $24.6 million sales were generated internationally.

           Income from operations was $16.1 million and 12.0% of sales and included employee termination costs of $2.3 million. The Segment had a strong performance in Filtration, Well Testing and Pipeline services primarily due to large projects that continued throughout the quarter.  Coiled Tubing continues to face challenges due to the significant amount of capacity that currently exists in the onshore market.

Index
Liquidity and Capital Resources

Cash provided from continuing operations during the first nine months ended September 28, 2014, was $194.3 million.  Cash flows provided from operations during the first nine months of 2014 were principally used to fund capital expenditures, repayment of debt and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of September 28, 2014, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During the third quarter of 2014, the Company repaid $38.2 million in principal amount of its long-term debt.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of September 28, 2014, there were no loans and  $9.5 million in  letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company had $38.4 million in uncommitted short-term bank credit lines, of which $4.7 million were in use at September 28, 2014.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. In addition, during the third quarter of 2014, the Company entered into a committed loan facility for the funding of a new manufacturing facility in China. The loan facility is for 47.5 million RMB and $1.8 million with an availability period until December 20, 2014. The Company has borrowed $0.9 million on this facility as of September 28, 2014. Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2017, with final maturity of this facility in December 2017. We anticipate that capital expenditures for 2014, exclusive of the AMCOL acquisition, but including capital expenditures for the AMCOL businesses we acquired, should be between $100.0 million and $110.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2014 - $3.9 million; 2015 - $0.2 million; 2016 - $5.4 million; 2017 - $16.1 million; 2018 - $15.6 million; thereafter - $1,458.6 million.

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of September 28, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

Index
The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the nine months ended September 28, 2014, there were no material changes in the Company’s contractual obligations other than the assumption of AMCOL’s contractual obligations in connection with the AMCOL acquisition. For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. For an in-depth discussion of AMCOL’s contractual obligations, see “Contractual Obligations and Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in AMCOL’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Index
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

The Company had no derivative financial instruments outstanding at September 28, 2014.

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

Changes in Internal Control Over Financial Reporting

 Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 28, 2014  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses.  Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL International Corporation and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is in the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015. At this time, considering this case is in the discovery phase, management cannot estimate potential losses (if any) and therefore has not established any provisions.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 102 pending silica cases and 13 pending asbestos cases. These totals include 30 silica cases and one asbestos case against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,394 silica cases and 37 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. No new asbestos or silica cases were filed in the third quarter of 2014.

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

Index
The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 12 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 28, 2014.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 28, 2014.

Index
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

•
Our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities.

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

Index
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

At September 28, 2014, the Company had outstanding borrowings of $1.53 billion pursuant to our senior secured credit facility, largely to finance the acquisition of AMCOL International.  This financing will require a significant amount of cash to make interest payments.  Further, borrowings under our senior secured credit facility are based on variable rates of interest, which could result in higher interest expense in the event of an increase in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as, reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

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

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of September 28, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company has not repurchased any shares during the three and nine months period ended September 28, 2014.

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

October 24, 2014