Form 10-K
period 2014-12-31
MINERALS TECHNOLOGIES INC
filed 2015-02-18
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☒     No ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐     No ☒

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

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
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 30, 2014, was approximately $2.3 billion.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2015, the Registrant had outstanding 34,702,345 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2014 FORM 10-K ANNUAL REPORT

PART I
Item 1.   Business

Minerals Technologies Inc. (together with its subsidiaries, the "Company", “we”, “us” or “our”) is a resource- and technology-based company that develops, produces, and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”). See Note 2 to the Consolidated Financial Statements for further details.

As a result of the acquisition of AMCOL, the Company has five reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services compared to two reportable segments in prior years (Specialty Minerals and Refractories).

-	The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food, automotive and pharmaceutical industries.

-	The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

-	The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. This segment also supplies chromite and leonardite and operates more than 25 mining or production facilities worldwide.

-	The Construction Technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide. It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

-	The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry. This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

Percentage of Net Sales	2014	2013	2012

Specialty Minerals	38%	66%	66%
Refractories	21%	34%	34%
Performance Materials	20%	-	-
Construction Technologies	9%	-	-
Energy Services	12%	-	-
Total	100%	100%	100%

The Company maintains a research and development focus. The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $520.6 million, $547.2 million and $537.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

In the paper industry, the Company's PCC is used:

•	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

•	As a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

•	As a coating pigment for both wood-free and groundwood papers.

The Company's Paper PCC product line net sales were $454.5 million, $480.0 million and $471.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Approximately 26% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2014, see Item 2, "Properties," below.

The Company currently manufactures several customized PCC product forms using proprietary processes.  Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability.  The Company's research and development and technical service staff focuses on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications.  These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating, and our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers.

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

PCC Markets - Paper

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2014, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 15 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America.  The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company.  The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 28 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 20% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at 9 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

Coated Paper. The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our Opacarb product line is designed to create value to the papermaker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 7 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $66.1 million, $67.2 million and $65.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $129.5 million, $122.6 million and $116.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net sales of talc products were $55.5 million, $50.9 million and $48.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $74.0 million, $71.7 million and $67.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Refractories Segment

Refractory Products and Markets

Refractories Products

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $359.7 million, $348.4 million and $343.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $273.9 million, $264.0 million and $264.1 million for the years ended December 31, 2014, 2013 and 2012. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles and blast furnaces. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.  During the third quarter 2012, we signed a three-year agreement with United Steel Company B.S.C. (SULB) to perform all refractory maintenance at a greenfield steel mill in Bahrain.  Minteq, working with other refractory companies, is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels. During 2014, we entered into two new multi-year maintenance agreements with steel makers based on the cost per ton of steel produced. We have a three-year agreement with Bhushan Steel Ltd. in India and a two-year agreement with Tata Steel Europe in the United Kingdom.    Cost-per-ton contracts provide longer-term stability and a closer working relationship with the customer. We are exploring the use of this business model for other operations.

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

Over the past several years the Refractories segment has continued to develop, reformulate, and optimize its products and application technology to maintain its competitive advantage in the market place. Some of the products the Company has developed and optimized in the past several years include:

•	HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications such as steel ladles, electric arc furnaces (EAF) and basic oxygen furnaces (BOF) furnaces.
•	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities.
•	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications such as steel ladle safety linings.
•	ENDURATEQ®: A high durability refractory shape for glass contact applications such as plungers and orifice rings.
•	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.
•	LACAM® Torpedo: A laser scanning system that measures the refractory lining thickness inside a Hot Iron (Torpedo) Ladle. The torpedo ladles transport liquid iron from a blast furnace to the steel plant.
•	LACAM®: A new, fourth generation Lacam® laser measurement device for use in the worldwide steel industry that is 17 times faster than the previous version. This new technology provides the fastest and most accurate laser scanning for hot surfaces available today.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $85.8 million, $84.4 million and $79.3 million for the years ended December 31, 2014, 2013 and 2012. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

Performance Materials Segment

The Performance Materials segment is a new segment resulting from the acquisition of AMCOL. This segment is a leading supplier of bentonite and bentonite-related products. Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment. The processed bentonite may be chemically modified. Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent. From a commercial standpoint, there are two primary types of natural bentonite, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions. Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications. This segment also supplies chromite and leonardite, which is primarily used in metalcasting, drilling fluid additive, and agricultural applications. The principal products of this segment are marketed under various registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, ENERSOL®, and Hevi-Sand®.

The performance materials segment has three product lines – metalcasting; household, personal care and specialty products; and basic minerals and other products.

Metalcasting Products and Markets

The metalcasting product line produces custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine castings and rail car components. These products help our customers in the foundry and casting industry to reduce waste from metalcasting defects, improve the efficiency and recycling of sand blends in mold sand systems, and improve air quality by reducing volatile organic compound emissions.

In the ferrous casting market, the Company specializes in blending bentonite of various grades by themselves or with mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients. This segment also has a line of formulated additives that introduce silicon and carbon in the melt phase of the casting process.

In the steel alloy casting market, the Company sells chromite products with a particle size distribution specific to customers’ needs. One of chromite’s qualities is its ability to conduct heat. Thus, the Company markets the product for use in making very large, high integrity, steel alloy castings where the chromite is better suited to withstand the high heat and pressure associated with the casting process.

In January 2015, the Company announced that it entered into agreement with Glencore in South Africa, where the Company mines chromite. Under the agreement, Glencore will supply chromite products from the Glencore-Merafe joint venture that will be exclusively distributed by the Company in certain territories, including the Americas.

The Company’s metalcasting product line net sales were $181.4 million from May 9, 2014, through December 31, 2014.

Household, Personal Care and Specialty Products and Markets

The household, personal care and specialty products contain pet litter, fabric care, health and beauty, and agricultural specialty products.

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box.  The Company is primarily a private-label producer of cat litter, and the products are marketed under various trade names.  These products are sold mainly in the U.S. from three principal sites from which we package and distribute finished goods. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis.

The Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that performs as softening agents in certain powdered-detergent formulations or act as a carrier for colorants and fragrances.  These fabric care products are not only cost-effective but also provide product development capabilities to adapt along with our customers’ requirements.

The Company manufactures adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal skin care products. The adsorbent polymers are used to deliver high-value actives in skin-care products. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

The specialty materials products contain bentonite and synthetic additives offering proprietary solutions for consumer and industrial applications.  Bio-agricultural is the main offerings in this product line.

The Company’s household, personal care and specialty product line net sales were $108.0 million from May 9, 2014, through December 31, 2014.

Basic Minerals and Other Products and Markets

Basic minerals and other products line contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial application, including the following:

Drilling Fluid Additives: Sodium bentonite and leonardite are components of certain drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. We market our drilling fluid additives under our own and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that neither are vertically integrated nor have long-term supply arrangements with other bentonite producers. Our primary trademark for this application is the trade name PREMIUM GEL®.

Ferro Alloys: A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferrochrome. The ore generally needs to have a chromite content in excess of 42% to meet metallurgical grade specifications. Manufacturers of stainless steel are the primary users of ferrochrome.

Other Industrial: The Company produces bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. The Company also supplies bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore.

This product line also includes sales from our internal transportation and logistics group. The Company’s basic minerals and other product line net sales were $63.4 million from May 9, 2014, through December 31, 2014.

Construction Technologies Segment

The Construction Technologies segment is a new segment resulting from the acquisition of AMCOL. This segment provides products for non-residential construction, environmental and infrastructure projects worldwide. It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

This segment has two product lines – environmental products, and building materials and other products.

Environmental Products and Markets

The environmental product line includes bentonite-based lining technologies and liquid containment products for environmental projects such as landfill and mine waste disposal sites as well as other environmental remediation applications.

The Company sells lining and other products for a variety of applications, most of which are directed to preserving or remediating environmental issues. The Company helps customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite. These products are marketed under the BENTOMAT® and CLAYMAX® trade names principally for lining and capping landfills, mine waste disposal sites, water and wastewater lagoons, secondary containments in tank farms, and other contaminated sites. The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

The environmental products also include specialized technologies to mitigate vapor intrusion in new building construction. The Company’s innovative vapor barrier systems prevent potentially harmful vapors from entering occupied space, thus facilitating low-risk redevelopment.  The Company also provides reactive capping technologies and solutions to effectively contain residual contamination, reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media.

The Company’s environmental product line net sales were $70.7 million from May 9, 2014, through December 31, 2014.

Building Materials and Other Products and Markets

The building materials and other product line includes various active and passive products for waterproofing of underground structures, commercial building envelopes and tunnels. It also includes drilling products for commercial buildings, construction foundations, and for horizontal directional drilling applications.

Building Materials: The Company offers a wide variety of active and passive waterproofing and greenroof technologies for use in protecting the building envelope of non-residential construction, including buildings, subways, and parkway systems.  Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system. The end-user of these products are generally building sub-contractors who are responsible for installing the products.

Drilling Products: Drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products. The Company also offer a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®. The end-users for these products are typically small well drilling companies and general contractors.

The Company’s building materials and other product line net sales were $81.6 million from May 9, 2014, through December 31, 2014.

Energy Services Segment

The Energy Services segment is a new segment resulting from the acquisition of AMCOL. This segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. The Company offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, transportation, refining, and storage throughout the world.  The Company provides both land-based and offshore water treatment, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and gas industry. Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and the surrounding on-shore area. Energy Services segment’s net sales were $210.1 million from May 9, 2014, through December 31, 2014.

Principal Services

The Company provides following principal services:

Water Treatment/Filtration: The Company helps customers comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to treat waste water generated during oil production.

Well Testing:  The Company provides equipment and personnel to help customers control well production as well as to clean up, unload, separate, measure component flow, and dispose of fluids from oil and gas wells.

Coil Tubing:  Our coil tubing services utilize metal piping which comes spooled on a large reel.  The Company provides both equipment and operating personnel to perform services ranging from acid stimulation, reverse circulation, cementing, pressure control, nitrogen injection, and other operations that involve pumping fluids into a well.  Horizontal wells and shale completions are a large component of our operations.

Pipeline: Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Nitrogen Services:  Liquid nitrogen is commonly used in the pipeline, refinery, and oil and natural gas industry. By providing liquid nitrogen that is then changed into nitrogen gas with our personnel and mobile equipment, we help customers perform maintenance activities in a safe environment on their production platforms, pipeline operations, and refineries. These services are provided in jetting wells that are loaded with fluid stimulating wells, including fracturizing and acidizing; displacing completion fluids prior to perforating; inflating flotation devices for offshore installations; and pressure testing and other maintenance activities.

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

In the Specialty Minerals segment, the Company's technical service staff assists paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications.

In the Refractory segment, the Company's technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers' furnaces and other vessels.

In the Performance Materials segment, the Company’s industry-specialized sales group and technically oriented sales persons provide expertise not only to educate our customers on the bentonite blend properties but also to aid them in producing castings efficiently. Certain of our products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations.

In the Construction Technologies segment, sales and distribution of the environmental products are primarily performed through Company’s own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate. The building materials products are sold through our own sales professionals as well as through an integrated distributor and dealer network. Our sales and technical staff typically assist project designers by providing technical data to engineers and architects who specify our products in the design of building structures. Our drilling products are generally sold through an extensive distribution network coordinated by our regional sales managers.

In the Energy Services segment, the Company’s employees sell the services on a direct basis.

Continued use of skilled technical service teams is an important component of the Company's business strategy. The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company oversees domestic marketing and sales activities principally from Bethlehem, Pennsylvania and Hoffman Estates, Illinois, and from regional sales offices elsewhere in the United States. The Company's international marketing and sales efforts are directed from regional centers located in India, the United Kingdom, Brazil, and China. The Company believes that its worldwide network of sales personnel and manufacturing sites facilitates the continued international expansion.

Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. We also depend on having an adequate supply of bentonite, leonardite and chromite for our Performance Materials segment, bentonite for our Construction Technologies segment, and limestone and talc for our Processed Minerals product line.  Supplies of bentonite, leonardite, chromite, limestone and talc are provided through the Company’s own mining operations and we depend on having adequate access to ore reserves of appropriate quality at such mining operations.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  Approximately 45% percent of the Company’s magnesia requirements were purchased from sources in China over the past five years.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe.    The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite, leonardite and chromite provided through our mining operations, our Performance Material segment’s principal raw materials are coal and soda ash, and our Construction Technologies segment’s principal raw material is woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials and Construction Technologies segments.  The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Egypt, India, and Mexico. Assuming the continuation of 2014 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 37 years.  Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 16 years.

The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. The majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

In general, our bentonite reserves are immediately adjacent to, or within sixty miles of, one of the related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For most of our leased properties and mining claims, there are multiple means of access.

Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of our bentonite is done by us and by independent contractors. At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized to customer requirements, then chemically modified, where needed, and transferred to silos for automatic bagging or bulk shipment. Most of the production is shipped as processed rather than stored for inventory.

For our Performance Materials segment, we alsomine leonardite, a form of oxidized lignite, in North Dakota, and chromite, an iron chromium oxide, in South Africa, and transport them to nearby processing facilities.

The Processed Minerals product line of our Specialty Minerals segment is supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana.  The Company generally owns and surface mines these reserves and processes its products at nearby processing plants. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 18 years at its talc production facility.

See Item 2, “Properties,” for more information with respect to those facilities.

The Company relies on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.  In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been sporadic.

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

For the Performance Materials segment, the Company competes on the basis of product quality, price, logistics, service and technical support. There are numerous major producers of competing products and various regional suppliers in the areas the Company serves. Some of the competitors, especially in the chromite market, are companies primarily in other lines of business with substantially greater financial resources than ours.

For the Construction Technologies segment, with respect to its lining technologies product line, the Company competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. The building materials product line competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with our drilling products. Competition for all product lines is based on product quality, service, price, technical support and product availability.

The Energy Services segment competes with other oil and gas services companies. However, the Company believes that the Company offers several competitive advantages, especially in the area of water treatment services, due to superior and innovative technologies that the Company has developed internally and the combination of services that the Company can provide.

Seasonality

Most of the products in the Construction Technologies segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. As a result, we consider the business of this segment to be seasonal.  Our Processed Minerals product line of our Specialty Minerals segment is subject to similar seasonal patterns.

Much of the business in the Energy Services segment can be impacted by weather conditions. Our business is concentrated in the Gulf of Mexico and surrounding states where our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes. Given this, our Energy Services sales could be lower in the June to November months. However, we can also experience periods of growth after a hurricane as customers require our services to start their operations back up.

Research and Development

Many of the Company's product lines are technologically advanced. The Company’s internal research team has dedicated years of experience into analyzing properties of minerals and synthetic materials while developing processes and applications to enhance their performance. Our expertise in inorganic chemistry, crystallography and structural analysis, fine particle technology and other aspects of materials science apply to and support all of our product lines. The Company's business strategy for growth in sales and profitability depends, to a large extent, on the continued success of its research and development activities.

In the Specialty Minerals segment, the significant achievements of the Company's research and development efforts include: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulFill® high filler technology systems; and EMforce®, Optibloc® and Titanium Dioxide (TiO2) extenders for the Processed Minerals and Specialty PCC product lines.

Under the FulFill® platform of products, the Company continues to develop its filler-fiber composite material. The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The FulFill® E-325 series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of FulFill® E-325. We have signed agreements with fifteen paper mills and are actively engaged with additional paper mill sites for further FulFill® deployment. We continue product development with other products within this platform and will also continue development of unique calcium carbonates for use in novel biopolymers.

In the Refractories segment, the Company’s achievements include the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; and the MINSCAN® and HOTCRETE® application systems.  The Company will continue to reformulate its refractory materials to be more competitive.

The Company’s Performance Materials segment also offers a strong portfolio of custom blended compounds, formulations and technology, which have been primarily developed internally by the Company’s research and development efforts. The Additrol® formulation, a custom blend, meets the need of both ferrous and non-ferrous applications. The Volclay® application is used in green sand molding applications ranging from the production of iron and steel castings to the production of non-ferrous castings. The Hevi-Sand® specialty chromite blend prevents metal penetration and can be used with most foundry binders in molds and cores.

Similarly, within the Construction Technologies segment, we offer a strong portfolio of products developed principally by our internal efforts. The Company’s RESISTEXTM and CONTINUUM® formulation enables withstanding aggressive leachates. The ORGANOCLAY® technology offers highly effective solutions in effective in removing oils, greases and other high molecular weight, low solubility organic compounds from aqueous streams. The Company will also continue to seek out promising compounds and innovative technologies, developed mainly by our internal research team, to incorporate into our product lines.

For the years ended December 31, 2014, 2013 and 2012, the Company spent approximately $24.4 million, $20.1 million and $20.2 million, respectively, on research and development. The Company's research and development spending for 2014, 2013 and 2012 was approximately 1.4%, 2.0% and 2.0% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Broussard, Louisiana; and Hoffman Estates, Illinois.  It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey.  Approximately 194 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 507 patents and approximately 1,705 trademarks related to its business.  Our patents expire between 2015 and 2036. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

At December 31, 2014, the Company employed 4,464 persons, of whom 2,109 were employed outside of the United States.

Environmental, Health and Safety Matters

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety.  In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation.   We are also subject to land reclamation requirements. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future.  The cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company.

Laws and regulations are subject to change. See Item 1A, Risk Factors, for information regarding the possible effects that compliance with new environmental laws and regulations, including those relating to climate change, may have on our businesses and operating results.

Under the terms of certain agreements entered into in connection with the Company's initial public offering in 1992, Pfizer Inc. ("Pfizer") agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer's specialty minerals business prior to the closing of the initial public offering.

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

●	Worldwide general economic, business, and industry conditions have had, and may continue to have, an adverse effect on the Company’s results.

The global economic instability of the past few years has caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges.  The Company’s business and operating results have been and may continue to be adversely affected by these global economic conditions.  The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may also impact the Company’s results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets.  Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future.  Future weakness in the global economy could materially and adversely affect our business and operating results.

●	Our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends and we may not be able to mitigate these risks.

●	Our Performance Materials segment’s sales are predominantly derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or tough economies, which ultimately may affect the demand for our construction technologies and performance materials segments’ products and services.

●	In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease. The reduced demand for premium writing paper products has also caused the paper industry to experience a number of recent bankruptcies and paper mill closures, including among our customers.

●	Our Refractories segment primarily serves the steel industry. North American and European steel production continues to be affected by global volatility and overcapacity in the market.

●	Our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly in 2014, which we expect will cause exploration companies to reduce their capital expenditures and production and exploration activities. This has the effect of decreasing the demand and increasing competition for the services we provide. In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them. Thus, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

●	Our Construction Technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets as well as the automotive market.

Demand for our products is subject to trends in these markets. During periods of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects.  Such developments occur even amongst customers that are not experiencing financial difficulties. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers' businesses, including by diversifying its portfolio of products and services; through geographic expansion, and by structuring most of its long-term satellite PCC contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of PCC generally rises as the number of tons purchased declines. In addition, many of the Company's product lines lower its customers' costs of production or increase their productivity, which should encourage them to use its products. However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

●	The Company’s results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

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

●	The acquisition of AMCOL International Corporation exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect the Company or the future results of the combined company.

On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  The success of this acquisition will depend, in part, on our ability to realize anticipated benefits from combining the businesses of the Company and AMCOL. If we are not able to successfully integrate the businesses of the Company and AMCOL, the anticipated benefits of the proposed acquisition may not be realized fully or at all or may take longer to realize than expected. The risks and uncertainties relating to realizing the anticipated benefits of the transaction include:

●	that we have incurred and may continue to incur a number of non-recurring costs associated with combining the operations of the Company and AMCOL;

●	that the combined company has undergone, and is expected to continue to undergo, certain internal restructurings and reorganizations in order to realize certain potential synergies, which may affect our ability to maintain our relationships with customers and suppliers, retain key personnel, avoid diversion of management’s attention from operational matters, and efficiently integrate general and administrative services; and

●	that the combined company may not be able to achieve the synergies expected from the transaction, or that there may be delays in achieving any such synergies.

Any of these risks and uncertainties could have a material adverse effect on us or the future results of the combined company.

●	Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2014, the Company had outstanding borrowings of $1.5 billion pursuant to our senior secured credit facility, largely to finance the acquisition of AMCOL.  This financing will require a significant amount of cash to make interest payments.  Further, borrowings under our senior secured credit facility are based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

●	Our senior secured credit facility contains various covenants that limit our ability to take certain actions and our revolving credit facility, if used, also requires us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

The agreement governing our senior secured credit facility contains a number of significant covenants that, among other things, limit our ability to: incur additional debt or liens, consolidate or merge with any other person, alter the business we conduct, make investments, use the proceeds of asset sales or sale/leaseback transactions, enter into hedging arrangements, pay dividends or make certain other restricted payments, create dividend or other payment restrictions with respect to subsidiaries, and enter into transactions with affiliates. In addition, our revolving credit facility, if used, requires us to comply with specific financial ratios, including a maximum net leverage ratio, under which we are required to achieve specific financial results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants.

●	The Company’s sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $454.5 million in 2014, or approximately 26% of the Company’s net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

●	The Company’s sales could be adversely affected by consolidation in customer industries, principally paper, foundry and steel.

Several consolidations in the paper industry have taken place in recent years and such consolidation could continue in the future. These consolidations could result in partial or total closure of some paper mills where the Company operates PCC satellites. Such closures would reduce the Company's sales of PCC, except to the extent that they resulted in shifting paper production and associated purchases of PCC to another location served by the Company. Similarly, consolidations have occurred in the foundry and steel industries. Such consolidations in the major industries we serve concentrate purchasing power in the hands of a smaller number of manufacturers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company's results of operations in the future.

●	The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues.

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations.  We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations.  In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may affect our mining rights or give rise to additional compliance and other costs that could have a material adverse effect on the Company.  Further, certain of our customers are subject to various federal and international laws and regulations relating to environmental and health and safety matters, especially our Energy Services customers who are subject to drilling permits, waste water disposal and other regulations.  To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results.  State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted.  Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products.  Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products.  We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.  Moreover, changes in tax regulation and international tax treaties could reduce the financial performance of our foreign operations.

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

●	Delays or failures in new product development could adversely affect the Company’s operations.

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

●	The Company’s ability to compete is dependent upon its ability to defend its intellectual property against inappropriate disclosure and infringement.

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

●	The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally.  Approximately 42% of our sales in 2014 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

●	The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility.  At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company purchases approximately 45% of its magnesia requirements from sources in China.  The majority of magnesia requirements were purchased from other countries. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future.  Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal.  We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.  The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract and economic information.

The Company relies on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.  In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect.  If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted. We are also subject to other shipping risks. In particular, rail service interruptions have affected our ability to ship, and the availability of rail service, and our ability to recover increased rail costs, may be beyond our control.

●	The Company operates in very competitive industries, which could adversely affect our profitability.

The Company has many competitors. Some of our principal competitors have greater financial and other resources than we have.  Accordingly, these competitors may be better able to withstand economic downturns and changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  We also face competition for some of our products from alternative products, and some of the competition we face comes from competitors in lower-cost production countries like China and India.  As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors, which could reduce profit margins.

●	Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company’s financial condition or results of operations.

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

●	Operating Results for some of our segments are seasonal.

Our Energy Services and Construction Technologies segments are affected by seasonal weather patterns.  A majority of our Energy Services revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th.  In addition, it is affected by customers’ demands for natural gas.  Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners.  Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our Energy Services segment.  Our Construction Technologies segment is affected by weather patterns which determine the feasibility of construction activities.  Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities. Our Processed Minerals product line is subject to similar seasonal patterns.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or under construction as of December 31, 2014. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Courtland	International Paper Company
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
Ohio, West Carrollton	Appleton Papers Inc.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior	New Page Corporation
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
China, Henan[2]	Henan Jianghe Paper Co., Ltd.
China, Guangxi[1,2]	Nanning Jindaxing Paper Industry Company Ltd
China, Shandong[2]	Shandong Sun Paper Industry Joint Stock Company Ltd
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay	Double A Paper Company Ltd.
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah[1]	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur[1]	Ballarpur Industries Ltd.
India, Saila Khurd	ABC Paper Ltd.
India, Rayagada[1]	JK Paper
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Double A Paper Company Ltd.
Thailand, Tha Toom 2[1]	Double A Paper Company Ltd.

[1]	These plants are owned through joint ventures.
[2]	These plants are under construction.

The Company also owned and operated at December 31, 2014, 7 plants engaged in the mining, processing and/or production of lime, limestone, precipitated calcium carbonate and talc, as well as owned or leased and operated 17 manufacturing facilities worldwide within the Refractories segment. The Company's corporate headquarters, sales offices, research laboratories, plants and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company's plants and office and research facilities:

Location	Facility	Product Line
United States
Arizona, Pima County	Plant; Mine[1]	Limestone
California, Lucerne Valley	Plant; Mine	Limestone
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium
Indiana, Portage	Plant	Refractories/Shapes
Louisiana, Baton Rouge	Plant	Monolithic Refractories
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC
Montana, Dillon	Plant; Mine	Talc
New York, New York	Headquarters[2]	All Company Products
Ohio, Bryan	Plant	Monolithic Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes
Texas, Bay City	Plant	Talc
International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes
Italy, Nave	Plant	Monolithic Refractories/Shapes
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium
Japan, Tokyo	Sales Office	Monolithic Refractories
Singapore	Sales Office2/Administrative Office	PCC
Spain, Santander	Sales Office2/Administrative Office	Monolithic Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories
South Africa, Johannesburg	Sales Office/Administrative Office[2]	Monolithic Refractories
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes
United Kingdom, Lifford	Plant	PCC, Lime
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes

[1]	This plant and quarry is leased to another company.
[2]	Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

As a part of AMCOL acquisition, the Company acquired following principal plants, mines and other facilities, all of which are owned, except as noted below.

Location	Facility	Product Line
PERFORMANCE MATERIALS
Colony, WY	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products
Hoffman Estates, IL (1)(2)	Research laboratories; Administrative office
Lovell, WY (1)	Plant; Mine	Basic minerals, Specialty and pet care products
Sandy Ridge, AL	Plant; Mine	Metalcasting, basic minerals and specialty products
Scottsbluff, NE	Transportation terminal
Chao Yang, Liaoning, China	Plant; Mine	Metalcasting and fabric care products
Enez, Turkey	Plant; Mine	Metalcasting, specialty and basic minerals products
Laemchabang, Thailand	Plant	Metalcasting and fabric care products
Ruighoek Farm, Northwest Province, South Africa	Plant; Mine	Metalcasting and basic minerals products
Yangbuk-Myeun, Kyeung-buk, South Korea	Plant; Mine	Metalcasting products
Tianjin, China	Plant; Mine; Research laboratories	Metalcasting and fabric care products
Winsford, Cheshire, U.K.	Plant, Research laboratories	Fabric care and other products
CONSTRUCTION TECHNOLOGIES
Cartersville, GA	Plant	Environmental products and other building materials products
Lovell, WY (1)	Plant	Environmental and building materials products
Birkenhead, Merseyside, U.K. (1) (2)	Plant, Research laboratories	Environmental products
Cheste, Spain	Plant	Environmental products
Pyeongtaek, Korea	Plant	Environmental, building materials and other products
Suzhou, China	Plant	Environmental and building materials products
Szczytno, Poland	Plant	Environmental products
ENERGY SERVICES
Beckville, TX (2)	Operations base	Well testing services
Broussard, LA (2)	Operations base, Research laboratories	Filtration and well testing services
Covington, LA (2)	Headquarter, Administrative Office
Driscoll, TX (2)	Operations base	Coil tubing services
Harvey, LA (2)	Operations base	Nitrogen sales and service
Kenamen, Malaysia (2)	Operations base	Filtration and well testing services
New Iberia, LA (2)	Operations base	Coil tubing services

[1]	Shared facilities between Performance Materials and Construction Technologies segments.
[2]	Certain offices and facilities are leased.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of reserves such quarry or mine holds, based on the most recent mine plan, and its usage rate in 2014, by major mineral category.

			Mining Claims
	2014 Tons Usage (000s)	Total Tons of Reserves (000s)	Owned	Unpatented **	Leased
Limestone
Adams, MA	600	25,631	25,631	-	-
Canaan, CT	470	20,042	20,042	-	-
Lucerne Valley, CA	902	46,167	46,167	-	-
Pima County, AZ	214	8,517	8,517	-	-
TOTAL LIMESTONE	2,186	100,357	100,357	-	-
			100%	0%	0%
Talc

Dillon, MT	153	2,791	2,791	-	-
			100%	0%	0%
Sodium Bentonite*

Australia	-	1,317	-	-	1,317
Belle/Colony, WY/SD	883	52,899	2,826	10,369	39,704
Lovell, WY	477	28,752	14,168	11,397	3,187
Other SD, WY, MT***	-	72,831	54,815	15,048	2,968
TOTAL SODIUM BENTONITE	1,360	155,799	71,809	36,814	47,176
			46%	24%	30%
Calcium Bentonite*

Chao Yang, Liaoning, China	-	1,305	-	-	1,305
Nevada***	-	1,564	1,019	45	500
Sandy Ridge, AL	79	5,755	1,706	-	4,049
Turkey	130	3,958	-	-	3,958
Vici, OK***	-	99	-	-	99
TOTAL CALCIUM BENTONITE	209	12,681	2,725	45	9,911
			21%	0%	78%
Leonardite*

Gascoyne, ND	61	2,426	-	1,740	686
				72%	28%
Chromite*

South Africa	-	4,000	4,000	-	-
			100%	0%	0%
Other*

Nevada***	-	2,997		2,997	-
			0%	100%	0%

GRAND TOTALS	4,009	281,051	181,682	41,596	57,773
			65%	15%	21%

*	Mineral reserves acquired in AMCOL acquisition, tons usage represents activity from May 9, 2014, through December 31, 2014.
**	Quantity of reserves that would be owned if patent was granted.
***	Includes unassigned reserves which we expect will require additional expenditures for processing facilities.

Our estimates of total reserves in the table above require us to make certain key assumptions. These assumptions relate to consistency of deposits in relation to drilling samples obtained with respect to both quantity and quality of reserves contained therein; the ratio of overburden to mineral deposits; any environmental or social impact of mining the minerals; and profitability of extracting those minerals, including haul distance to processing plants, applicability of minerals to various end markets and selling prices within those markets, and our past experiences in the deposits, several of which we have been operating in for many decades.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 102 pending silica cases and 13 pending asbestos cases. These totals include 30 silica cases against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,394 silica cases and 39 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. No new asbestos or silica cases were filed in the third quarter of 2014.  Two new asbestos cases were filed in the fourth quarter of 2014.

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

The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

On February 3, 2015 the Company received notice from the United States Environmental Protection Agency of alleged violations at its Canaan, Connecticut facility of reporting requirements under the Emergency Planning and Community-Right-to-Know Act.  The proposed civil penalties for these alleged violations total $163,632.  The Company has scheduled a meeting with EPA during the First Quarter to discuss resolution of these alleged violations and proposed penalties.

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks. We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States and the Company have resolved the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. In accordance with that settlement agreement, the government has paid the Company $2.3 Million. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2014.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2014.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX". Information on market prices and dividends is set forth below.

	First	Second	Third	Fourth

2014 Quarters
Market price range per share of common stock
High	$64.48	$66.50	$67.02	$77.40
Low	48.81	59.49	57.14	58.06
Close	63.57	65.01	63.45	69.45

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2013 Quarters
Market price range per share of common stock
High	$43.04	$43.12	$49.03	$60.40
Low	39.54	38.43	42.53	49.28
Close	41.51	41.34	48.95	60.07

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2014. All outstanding awards relate to our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders [1]	951,079	$37.46	996,586
Total	951,079	$37.46	996,586

1 The Company’s only equity compensation plan has been approved by the Company’s stockholders.

Issuer Purchases of Equity Securities

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of December 31, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company has not repurchased any shares during the twelve months ended December 31, 2014.

On January 21, 2015, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

On February 10, 2015, the last reported sales price on the NYSE was $68.96 per share.  As of February 5, 2015, there were approximately 160 holders of record of the common stock.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2014.

COMPARISON OF 1 YEAR CUMULATIVE TOTAL RETURN*

$120
$115
$110
$105
$100
$95
$90
12/13
12/14
Minerals Technologies Inc.
S&P 500
S&P Midcap 400
Dow Jones US Industrials
Dow Jones US Basic Materials
S&P MidCap 400 Materials Sector

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/13	12/14

Minerals Technologies Inc.	100.00	115.99
S&P Midcap 400	100.00	109.77
Dow Jones US Industrials	100.00	107.30
Dow Jones US Basic Materials	100.00	103.39
S&P MidCap 400 Materials Sector	100.00	104.10

The graph below compares Minerals Technologies Inc.'s cumulative 2-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2014.

	12/12	12/13	12/14

Minerals Technologies Inc.	100.00	151.13	175.29
S&P 500	100.00	132.39	150.51
S&P Midcap 400	100.00	133.50	146.54
Dow Jones US Industrials	100.00	140.61	150.88
Dow Jones US Basic Materials	100.00	120.38	124.46
S&P MidCap 400 Materials Sector	100.00	124.54	129.65

The graph below compares Minerals Technologies Inc.'s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2014.

	12/11	12/12	12/13	12/14

Minerals Technologies Inc.	100.00	141.93	214.50	248.78
S&P 500	100.00	116.00	153.58	174.60
S&P Midcap 400	100.00	117.88	157.37	172.74
Dow Jones US Industrials	100.00	117.87	165.74	177.84
Dow Jones US Basic Materials	100.00	110.49	133.00	137.51
S&P MidCap 400 Materials Sector	100.00	118.40	147.46	153.50

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2009 to 12/31/2014.

	12/09	12/10	12/11	12/12	12/13	12/14

Minerals Technologies Inc.	100.00	120.53	104.51	148.33	224.18	260.01
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Midcap 400	100.00	126.64	124.45	146.69	195.84	214.97
Dow Jones US Industrials	100.00	126.02	125.03	147.37	207.22	222.35
Dow Jones US Basic Materials	100.00	131.73	112.34	124.12	149.42	154.49
S&P MidCap 400 Materials Sector	100.00	127.80	119.50	141.49	176.22	183.44

Item 6.   Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Net sales	$1,725.0	$1,018.2	$996.8	$1,032.9	$989.2
Cost of sales	1,289.6	784.5	774.5	818.7	779.3
Production margin	435.4	233.7	222.3	214.2	209.9

Marketing and administrative expenses	177.4	89.2	88.5	91.2	89.4
Research and development expenses	24.4	20.1	20.2	19.3	19.4
Insurance / litigation settlement (gain)	(2.3)	(2.5)	-
Amortization expense of intangible assets acquired	4.8	-	-	-	-
Acquisition related transaction and integration costs	19.1	-	-	-	-
Restructuring and other costs	43.2	-	-	(0.4)	0.8

Income from operations	168.8	126.9	113.6	104.1	100.3

Interest expense, net	(41.8)	(0.2)	(0.1)	(0.6)	0.6
Premium on early extinguishment of debt	(5.8)	-	-	-	-
Other non-operating income (deductions), net	1.8	(3.0)	(2.9)	(2.1)	(0.2)
Total non-operating deductions, net	(45.8)	(3.2)	(3.0)	(2.7)	0.4

Income from continuing operations before provision for taxes and equity in earnings	123.0	123.7	110.6	101.4	100.7
Provision for taxes on income	30.8	34.5	31.9	28.7	29.6
Equity in earnings of affiliates, net of tax	1.2	-	-	-	-

Income from continuing operations, net of tax	93.4	89.2	78.7	72.7	71.1
Income (loss) from discontinued operations, net of tax	2.1	(5.8)	(2.5)	(2.5)	(1.2)
Consolidated net income	95.5	83.4	76.2	70.2	69.9
Less:
Net income attributable to non-controlling interests	3.1	3.1	2.1	2.7	3.0
Net income attributable to Minerals Technologies Inc. (MTI)	$92.4	$80.3	$74.1	$67.5	$66.9

Earnings (Loss) per share attributable to MTI:

Basic:
Income from continuing operations	$2.62	$2.48	$2.17	$1.94	$1.83
Income (loss) from discontinued operations	0.06	(0.17)	(0.07)	(0.07)	(0.03)
Basic earnings per share	$2.68	$2.31	$2.10	$1.87	$1.80

Diluted:
Income from continuing operations	$2.59	$2.46	$2.16	$1.93	$1.82
Income (loss) from discontinued operations	0.06	(0.16)	(0.07)	(0.07)	(0.03)
Diluted earnings per share	$2.65	$2.30	$2.09	$1.86	$1.79

Cash dividends declared per common share	$0.20	$0.20	$0.13	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	34.5	34.7	35.3	36.0	37.2
Diluted	34.8	35.0	35.5	36.2	37.4

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Working capital	$571.7	$634.2	$514.4	$539.4	$520.3
Total assets	3,226.7	1,217.5	1,211.2	1,165.0	1,116.1
Long-term debt, net of unamortized discount	1,455.5	75.0	8.5	85.4	92.6
Total debt	1,461.4	88.7	92.6	99.8	97.2
Total shareholders' equity	888.9	874.4	813.7	768.0	782.7

Item 7.   Management's iscussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  The Company acquired AMCOL by completing a tender offer to purchase AMCOL’s outstanding shares of common stock and the subsequent merger of AMCOL with and into a wholly-owned subsidiary of MTI. Upon completion of the merger, AMCOL became a wholly owned direct subsidiary of MTI. Through the tender offer and the merger, the Company paid $1,519.4 million in cash to acquire all of the outstanding shares of AMCOL.  The fair value of total consideration transferred, net of cash acquired was $1,802.3 million. The Company’s operating results include the results of operations of the acquired AMCOL businesses from May 9, 2014, through December 31, 2014.

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

-The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry. This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

Diluted earnings from continuing operations during the year ended December 31, 2014 were $2.59 per share. Included in pre-tax income and earnings per share were certain non-routine items which, when combined, reduced earnings by $1.41 per share. These were as follows:

Acquisition transaction and integration costs	$19.1	million
Restructuring	$43.2	million
Premium	$5.8	million
Non-cash inventory step-up charges	$5.6	million
Litigation settlement (gain)	$(2.3	) million
Total	$71.4	million

Over the last six years, through operational excellence and a rigorous discipline in financial management, the Company has been transformed into a strong operating company with increased operating margins, cash flows, and return on capital.  We expect to bring that same business model and management discipline to integrating the acquired businesses. At the time of the transaction, the Company expected the acquisition of AMCOL to generate $50 million in estimated synergies over the next two to three years and up to $70 million over the next five years. Since that time, we have accelerated the integration and presently expect to generate $70 million of annualized synergies by the end of 2015. Since that time, the Company expects to incur some additional integration and other acquisition-related transition costs through 2015 that are necessary in order to achieve such synergies.

Worldwide sales in 2014 increased 69% from the prior year to $1,725.0 million from $1.018.2 million. Sales growth was achieved primarily from the activity of the acquired business. Sales in the Specialty Minerals segment were $650.1 million, a 3 percent decrease from the prior year. In the Refractories segment, sales were $359.7 million a 3% percent increase over the prior year.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development. We began operations at one new satellite facility in China in the second quarter. In addition, we are currently constructing four additional satellite plants in China, including the recently announced 50,000 metric ton facility with Zhejiang Zhengda Paper Group Ltd that should be operational in the fourth quarter of 2015. This is our first on-site satellite plant that produces PCC for the coated packaging market. The total capacity being installed with these four new satellite plants is approximately 300,000 tons.  The Company continued to see progress in our major growth strategy of developing and commercializing new products in advancing our FulFill® platform of technologies of higher filler loading. In 2014, we signed 4 commercial agreements for FulFill® with a North American paper company. We presently have eighteen commercial contracts for FulFill®.  The contribution of our FulFill® program to operating income was approximately $2.5 million in 2014. Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $11.3 million in 2014. We expected to generate on average $10 million per year over the 3 year term of the contract and  have recognized $28 million in sales from inception through 2014 . Our Refractories segment entered into a three-year agreement with Bhushan Steel Ltd. of India, to provide cost-per-ton (CPT) steel refractory maintenance for two of Bhushan’s Basic Oxygen Furnaces (BOF) at its new steel-making facility in Angul, India. This is the first CPT contract in India. We expect to generate on average sales of $2 million per year over the 3 year term of the contract. In addition, we entered into a two-year CPT contract with Tata Steel in Europe. We expect to generate on average sales of $2.0 million per year over the term of the contract. In January 2015, the Company announced that it entered into agreement with Glencore in South Africa, where the Company mines chromite, an iron chromium oxide, for its Performance Materials segment. Under the agreement, Glencore will supply chromite products from the Glencore-Merafe joint venture that will be exclusively distributed by the Company in certain territories, including the Americas.

In connection with the acquisition of AMCOL, the Company entered into a $1.56 billion senior secured term loan facility (the “Term Facility”).  At the same time, the Company entered into a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).  As of December 31, 2014, the Revolving Facility was unused. Long- term debt as of December 31, 2014 was $1,455.5 million.  During the second half of 2014, we repaid $100 million of acquisition related debt. Cash, cash equivalents and short-term investments at December 31, 2014, were $250.4 million, of which $87.4 million is held by our domestic subsidiaries and $163.0 million is held by our international subsidiaries.  Cash flow from continuing operations for the year was strong at $314.1 million. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

In addition to the integration of AMCOL and realization of the potential synergies from the acquired businesses, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2015, as follows:

●	Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.
●	Develop products and processes for waste management and recycling, opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process.
●	Further penetration into the packaging segment of the paper industry.
●	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
●	Expand the Company's PCC coating product line using the satellite model.
●	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
●	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
●	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
●	Deploy new talc and GCC products in paint, coating and packaging applications.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Increase our presence and gain penetration of our bentonite based foundry customers in emerging markets, such as China and India.
●	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
●	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
●	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
Net sales	$1,725.0	$1,018.2	$996.8	69.4%	2.1%
Cost of sales	1,289.6	784.5	774.5	64.4%	1.3%
Production margin	435.4	233.7	222.3	86.3%	5.1%
Production margin %	25.2%	23.0%	22.3%

Marketing and administrative expenses	177.4	89.2	88.5	98.9%	0.8%
Research and development expenses	24.4	20.1	20.2	21.4%	-0.5%
Insurance / litigation settlement (gain)	(2.3)	(2.5)	-	*	*
Amortization expense of intangible assets acquired	4.8	-	-	*	*
Acquisition related transaction and integration costs	19.1	-	-	*	*
Restructuring and other charges	43.2	-	-	*	*

Income from operations	168.8	126.9	113.6	33.0%	11.7%
Operating margin %	9.8%	12.5%	11.4%

Interest expense, net	(41.8)	(0.2)	(0.1)	*	100.0%
Premium on early extinguishment of debt	(5.8)	-	-	*	*
Other non-operating income (deductions), net	1.8	(3.0)	(2.9)	*	3.4%
Total non-operating deductions, net	(45.8)	(3.2)	(3.0)	*	*

Income from continuing operations before provision for taxes and equity in earnings	123.0	123.7	110.6	-0.6%	11.8%
Provision for taxes on income	30.8	34.5	31.9	-10.7%	8.2%
Effective tax rate	25.0%	27.9%	28.8%

Equity in earnings of affiliates, net of tax	1.2	-	-	*	*

Income from continuing operations, net of tax	93.4	89.2	78.7	4.7%	13.3%
Income (loss) from discontinued operations, net of tax	2.1	(5.8)	(2.5)	*	*
Net income attributable to non-controlling interests	3.1	3.1	2.1	0.0%	47.6%
Net income attributable to Minerals Technologies Inc. (MTI)	$92.4	$80.3	$74.1	15.1%	8.4%

* Not meaningful

Net Sales

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(Dollars in millions)
U.S.	$1,004.4	$563.5	$562.5	78.2%	0.2%
International	720.6	454.7	434.3	58.5%	4.7%
Total sales	$1,725.0	$1,018.2	$996.8	69.4%	2.1%

Specialty Minerals Segment	$650.1	$669.8	$653.4	-2.9%	2.5%
Refractories Segment	359.7	348.4	343.4	3.2%	1.5%
Performance Materials Segment	352.8	-	-	*	*
Construction Technologies Segment	152.3	-	-	*	*
Energy Services Segment	210.1	-	-	*	*
Total sales	$1,725.0	$1,018.2	$996.8	69.4%	2.1%

* Not meaningful

Worldwide net sales in 2014 increased 69.4% from the previous year to $1,725.0 million. The increase was primarily from the  Performance Materials, Construction Technologies, and Energy Services businesses acquired in the AMCOL acquisition. Sales from operations owned for more than one year decreased $8.4 million due to lower sales in Specialty Minerals segment resulting from paper grade realignment in North America affecting the paper PCC product line. Approximately $452.4 million of sales within United States and $262.8 million of sales within International regions relate to the acquisition of AMCOL businesses.

Worldwide net sales in 2013 increased 2.1% from the previous year to $1,018.2 million. Foreign exchange had an unfavorable impact on sales of $11.2 million or 1 percentage point of growth. The increase in sales was primarily attributable to sales growth in paper PCC products. Net sales in the United States grew slightly to $563.5 million in 2013 and represented 55.3% of consolidated net sales. International sales increased 4.7% to $454.7 million from $434.3 million.

Operating Costs and Expenses

The cost of sales was $1,289.6 million, $784.5 million and $774.5 million in 2014, 2013 and 2012, respectively. Production margin as a percentage of net sales was 25.2% in 2014, 23.0% in 2013, and 22.3% in 2012. The cost of sales from the acquired businesses in 2014 was $515.4 million and included a non-recurring inventory step-up charge of $5.6 million. During 2014, our Specialty Minerals and Refractories segments production margin benefitted from increased pricing and productivity and cost improvements which more than offset the impact of paper mill and paper machine shutdowns in the U.S. and Europe and increased energy costs.

Marketing and administrative costs were $177.4 million, $89.2 million and $88.5 million in 2014, 2013 and 2012, respectively.
All of the increase in 2014 related to marketing and administrative costs of the acquired businesses. Marketing and administrative costs as a percentage of net sales were 10.3% in 2014, 8.8% in 2013 and 8.9% in 2012.

Research and development expenses were $24.4 million, $20.1 million and $20.2 million in 2014, 2013 and 2012, respectively. All of the increase in 2014 related to research and development costs of the acquired businesses. Research and development expenses as a percentage of net sales were 1.4% in 2014, and 2.0% in 2013 and 2012.

The Company recognized a litigation settlement gain of $2.3 million in 2014 and an insurance settlement gain of $2.5 million in 2013.

The Company incurred a $4.8 million charge relating to the amortization of intangible assets acquired and a $19.1 million charge for the acquisition related transaction and integration costs during 2014.

During 2014, the Company initiated a restructuring program to realign its business operations, improve efficiencies, profitability, and return on invested capital. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings of approximately $20 million. As a result of this restructuring, the Company recorded $43.2 million of charges related to asset impairments, severance and other employee costs. See Note 3 to the Consolidated Financial Statements for further details.

Income from Operations

During 2014, the Company recorded income from operations of $168.8 million which included a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integrations costs of $19.1 million, restructuring charges of $43.2 million, and a litigation settlement gain of $2.3 million.

During 2013, the Company recorded income from operations of $126.9 million as compared with $113.6 million in the prior year. Income from operations represented 12.5% of sales compared with 11.4% of sales in the prior year. Income from operations in 2013 included an insurance settlement gain of $2.5 million.

Non-Operating Income (Deductions)

In May 2014, the Company repaid the Company’s $75 million of outstanding Series A Senior Notes due October 7, 2020 and Series B Senior Notes due October 7, 2023 and entered into a $1.56 billion senior secured term loan facility to fund the acquisition of AMCOL businesses. The increase in debt level resulted in the $41.6 million increase in interest expense compared to 2013. The Company also incurred a $5.8 million charge for prepaying the $75 million Senior Notes.

The Company recorded non-operating deductions of $3.2 million in 2013 as compared with $3.0 million in the previous year.

Provision for Taxes on Income

Provision for taxes was $30.8 million, $34.5 million, and $31.9 million in 2014, 2013 and 2012 respectively. The effective tax rates were 25.0%, 27.9%, and 28.9% during 2014, 2013 and 2012, respectively. The lower effective tax rate in 2014 was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions. The decrease in the effective tax rate in 2013 related to the settlement of an IRS audit for tax years 2007 and 2008 and the impact of closing those years, the impact of the reversal of prior year charges resulting from the late extension of expiring corporate income tax provisions by the American Taxpayer Relief Act of 2012 and additional foreign tax credits generated and utilized.

The factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the reversal of tax reserves as a result of a tax court case settlement.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $9.5 million in 2014, $4.5 million in 2013, and $4.1 million in 2012.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $11.7 million, $4.4 million and $4.6 million in 2014, 2013 and 2012, respectively.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $93.4 million during 2014 and included a $48.8 million charge, net of tax. Such charge consisted of restructuring and other charges, acquisition transaction and integration costs, debt prepayment costs, inventory step-up charges, and a litigation settlement gain.

Income from continuing operations, net of tax, was $89.2 million in 2013 as compared to $78.7 million in 2012.

Income (Loss) from Discontinued Operations, net of tax

The Company recognized an income from discontinued operations, net of tax, of $2.1 million during 2014, and a loss of $5.8 million and $2.5 million in 2013 and 2012, respectively.

The Company discontinued its operations at its merchant PCC facility at Walsum, Germany in the second quarter of 2013.   In connection with the Company's 2007 restructuring of its European coating PCC operations, the Company recorded an impairment charge related to its Walsum facility.  This facility continued to operate well below capacity levels into 2013. The Company recorded a pre-tax $5.9 million charge for closure costs of this facility in the second quarter of 2013 and a pre-tax $2.4 million benefit relating to the reversal of facility closure accrual in in the second quarter of 2014.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Year Ended December 31,
Specialty Minerals Segment				2014 vs.	2013 vs.
	2014	2013	2012	2013	2012
	(millions of dollars)
Net Sales
Paper PCC	$454.5	$480.0	$471.5	$(25.5)	$8.5
Specialty PCC	66.1	67.2	65.9	(1.1)	1.3
PCC Products	$520.6	$547.2	$537.4	$(26.6)	$9.8

Talc	$55.5	$50.9	$48.1	$4.6	$2.8
Ground Calcium Carbonate	74.0	71.7	67.9	2.3	3.8
Processed Minerals Products	$129.5	$122.6	$116.0	$6.9	$6.6

Total net sales	$650.1	$669.8	$653.4	$(19.7)	$16.4

Income from operations	$95.8	$98.4	$87.7	$(2.6)	$10.7
% of net sales	14.7%	14.7%	13.4%

2014 v 2013

Net sales in the Specialty Minerals segment decreased $19.7 million due to lower paper PCC sales, partially offset by higher talc and ground calcium carbonate sales. Net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased $26.6 million mainly due to paper capacity realignments in North America. Foreign exchange had an unfavorable impact on PCC products sales in 2014 of approximately $6.7 million. Talc and ground calcium carbonate sales increased primarily due to increased volumes.

Income from operations decreased $2.6 million and represented 14.7% of net sales compared to $98.4 million and 14.7% of sales in prior year. Income from operations in 2014 included restructuring charges of $3.0 million.

2013 v 2012

Net sales in the Specialty Minerals segment increased $16.4 million in 2013. Foreign exchange had an unfavorable impact on PCC products sales in 2013 of approximately $6.0 million or 1 percentage point of growth. Paper PCC sales increased due to sales growth in Asia of 6% relating to the start-up and ramp-up of three new PCC facilities, the re-start of Alizay, France satellite, increased usage of FulFill® technology with existing customers, and increased pricing, partially offset by several temporary paper mill and paper machine shutdowns in North America and Europe. Processed Minerals products sales increased $6.6 million due to higher volumes and increased pricing.

Income from operations increased $10.7 million in 2013 and represented 14.7% of net sales compared to 13.4% in 2012. The increase was primarily attributable to improved profitability in Asia and volume increases of approximately $3.5 million; price increases, net of raw material cost increases, of $8.5 million; and continued productivity and cost improvements of $2.9 million. The increase was partially offset by higher energy costs of $2.6 million and foreign exchange impact of $1.4 million.

Refractories Segment

	Year Ended December 31,
Refractories Segment	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(millions of dollars)
Net Sales
Refractory Products	$273.9	$264.0	$264.1	$9.9	(0.1)
Metallurgical Products	85.8	84.4	79.3	1.4	5.1
Total net sales	$359.7	$348.4	$343.4	$11.3	$5.0

Income from operations	$43.2	$35.9	$32.6	$7.3	$3.3
% of net sales	12.0%	10.3%	9.5%

2014 v 2013

Net sales in the Refractories segment increased $11.3 million in 2014. Foreign exchange had an unfavorable impact on Refractories segment sales in 2014 of approximately $3.2 million. The increase in net sales resulted from stronger sales of refractory products and systems to steel and other industrial applications in Europe. Sales of metallurgical products increased $1.4 million due to higher volumes in Europe.

Income from operations increased $7.3 million and represented 12.0% of net sales compared to 10.3% in 2013. Income from operations in 2014 includes a $2.3 million benefit from a litigation settlement, partially offset by a restructuring charge of $0.7 million. Income from operations in 2013 included an insurance settlement gain of $2.5 million. Apart from these items, the growth in income from operations in 2014 was primarily driven by improved performance in Europe refractory products and improved productivity, and was partially offset by a $0.8 million bad debt provision recorded in 2014 relating to a customer’s bankruptcy in North America.

2013 v 2012

Net sales in the Refractories segment increased $5.0 million in 2013. Foreign exchange had an unfavorable impact of $5.1 million on 2013 sales, or approximately 1 percentage point.  The sales increase in 2013 was primarily attributable to higher volumes of metallurgical products in North America and Europe.

Income from operations increased $3.3 million in 2013 and included an insurance settlement gain of $2.5 million.

Performance Materials Segment

Performance Materials Segment	Year Ended December 31, 2014
(millions of dollars)
Net Sales
Metalcasting	$181.4
Household, Personal Care and Specialty Products	108.0
Basic Minerals and Other Products	63.4
Total net sales	$352.8

Income from operations	$41.0
% of net sales	11.6%

The Performance Materials segment is a new segment resulting from the acquisition of AMCOL. This segment has three product lines. The metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components. The household, personal care and specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic minerals and other products line contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications. This product line also includes sales from our internal transportation and logistics group.

This segment’s operating results for the year ended December 31, 2014, included 237 days of results commencing May 9, 2014.

Net sales were $352.8 million during the year ended December 31, 2014. Approximately $198.7 million sales were generated within United States and $154.9 million sales were generated internationally.

Income from operations was $41.0 million and 11.6% of net sales and was impacted by a one-time non-cash inventory step-up charge of $3.6 million, and asset impairment, restructuring and other charges of $6.7 million. Operating income was also negatively affected by approximately $2.0 million due to railway transportation and railroad congestion issues in the Western United States.

Construction Technologies Segment

Year Ended December 31,
Construction Technologies Segment	2014
(millions of dollars)
Net Sales
Environmental Products	$70.7
Building Materials and Other Products	81.6
Total net sales	$152.3

Loss from operations	$(0.8)
% of net sales	-0.5%

The Construction Technologies segment is a new segment resulting from the acquisition of AMCOL. This segment has two product lines. The environmental product line includes bentonite based lining technologies and liquid containment products for environmental projects such as landfill and mine waste disposal sites as well as other environmental remediation applications. The building materials and other product line includes various active and passive products for waterproofing of underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial buildings, construction foundations, and for horizontal directional drilling applications.

This segment’s operating results for the year ended December 31, 2014, included 237 days of results commencing May 9, 2014.

Net sales were $152.3 million during the year ended December 31, 2014. Approximately $84.4 million sales were generated within United States and $67.9 million sales were generated internationally.

Loss from operations was $0.8 million and included a one-time non-cash inventory step-up charge of $2.0 million, an asset impairment charge of $11.7 million and employee termination costs of $5.8 million.

Energy Services Segment

Year Ended December 31,
Energy Services Segment	2014
(millions of dollars)
Net Sales	$210.1

Income from operations	$16.3
% of net sales	7.8%

The Energy Services segment is a new segment resulting from the acquisition of AMCOL. This Segment provides products and services to the oil and gas industry including a range of on and offshore water filtration, well testing, pipeline, coiled tubing and nitrogen services primarily in the Gulf of Mexico and the surrounding onshore areas.

This segment’s operating results for the year ended December 31, 2014, included 237 days of results commencing May 9, 2014.

Net sales were $210.1 million during the year ended December 31, 2014. Approximately $169.3 million sales were generated within United States and $40.8 million sales were generated internationally.

Income from operations was $16.3 million and included asset impairment charges of $11.6 million and employee termination costs of $3.7 million. The Segment had a strong performance in filtration, well testing and pipeline services primarily due to large projects that continued throughout the year. Coiled tubing continues to face challenges due to the significant amount of capacity that currently exists in the onshore market.

Liquidity and Capital Resources

Cash provided from continuing operations in 2014 was $314.1 million, compared with $137.5 million in prior year. Cash flows provided from operations in 2014 were principally used to fund capital expenditures, repayment of debt and pay the Company's dividend to common shareholders. Cash flows used in discontinued operations were not material to the Company’s liquidity.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and the $200 million Revolving Facility. The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2014, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During the second half of 2014, the Company repaid $100 million of this acquisition-related debt.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of December 31, 2014, there were no loans and  $9.4 million in  letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company had $39.8 million in uncommitted short-term bank credit lines, of which $5.6 million were in use at December 31, 2014.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. During the third quarter of 2014, the Company entered into a committed loan facility for the funding of a new manufacturing facility in China. The loan facility is for 47.5 million RMB and $1.8 million with an availability period until December 20, 2014. The Company has borrowed $1.4 million on this facility as of December 31, 2014. Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2017, with final maturity of this facility in December 2017. In addition, during the fourth quarter of 2014, the Company entered into two additional committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities are for 5.7 million RMB and 21 million RMB, respectively, with an availability periods until June 20, 2015. The Company has borrowed $0.3 million on the 5.7 million RMB facility as of December 31, 2014.  There were no borrowings on the 21 million RMB facility as of December 31, 2014. We anticipate that capital expenditures for 2015, including capital expenditures for the AMCOL businesses we acquired, should be between $80.0 million and $100.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2015 - $0.3 million; 2016 - $0.4 million; 2017 - $0.8 million; 2018 - $0.2 million; 2018 - $-- million; thereafter - $1,468.2 million.

Trade working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Our average total days of trade working capital were 80 days in 2014 compared with 57 days last year.  This increase is working capital is primarily due to the AMCOL acquisition.

The funding status of the Company’s pension plans was approximately 68% at December 31, 2014 and we have met all minimum funding requirements.  The funding status at December 31, 2013 was 83%.  The decrease in our funded status was due to an increase in the projected benefit obligation resulting from a decrease in the discount rate and to updated mortality tables.

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of December 31, 2014, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. No shares were repurchased under this program in 2014.

On January 22, 2015, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. A summary of the Company’s outstanding contractual obligations as of December 31, 2014 is as follows:

Contractual Obligations

	Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	After 2019
	(millions of dollars)
Debt	$1,469.9	$0.3	$1.2	$0.2	$1,468.2
Interest related to long term debt	386.8	59.5	119.0	119.0	89.3
Estimated pension and post retirement plan funding	31.1	13.1	18.0	-	-
Operating lease obligations	115.3	24.3	28.7	15.9	46.4
Other long term liabilities	23.0	2.0	-	-	21.0
Total contractual obligations	$2,026.1	$99.2	$166.9	$135.1	$1,624.9

Long-term debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. Maturities for long-term debt extend to 2021.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2014 and is calculated on debt with maturities that extend to 2021. As the contractual interest rate for our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.

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

Other long term liabilities include asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at its PCC satellite facilities and mining operations. See Note 20 to the Consolidated Financial Statements.

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $5.0 million at December 31, 2014. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

●	Revenue recognition: Revenue from sale of products is recognized when the title passes to the customer, the customer assumes the risks and rewards of ownership, and collectability is reasonably assured. Generally this occurs when the goods are shipped to the customer. Revenues from sales of equipment are recorded upon completion of installation and receipt of customer acceptance. Revenues from services are recorded when the services are performed.

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2014 and 2013, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Revenues within our Energy Services segment is service based. Certain contracts within this segment are long-term contracts, the revenue for which is recorded using percentage-of-completion method. Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract or the amount of product installed in relation to the total amount expected to be installed. All known or anticipated losses on contracts are provided when they become evident. Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of the work are included in revenue when collection is reasonable assured.     .

●	Allowance for doubtful accounts: We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our customer base is diverse and includes customers located throughout the world. Payment terms in certain of the foreign countries in which we do business are longer than those that are customary in the U.S., and, as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers. Likewise, a change in the financial position, liquidity or prospects of any of our customers could have an impact on our ability to collect amounts due. While concentrations of credit risk related to trade receivables are somewhat limited by our large customer base, we do extend significant credit to some of our customers.

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted. We record the increases in the allowance for doubtful accounts as an expense in the period identified in the marketing and administrative expenses line within our Consolidated Statements of Income. We recorded bad debt expenses of $2.4 million, $0.6 million and $1.0 million in 2014, 2013 and 2012, respectively.

●	Property, plant and equipment: Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets. Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

We evaluate the recoverability of our property, plant and equipment whenever events or change in circumstances indicate that the carrying value of the assets may not be recoverable. For testing the recoverability, we primarily use discounted cash flow models or cost approach to estimate the fair value of these assets. Critical assumptions used in conducting these tests included expectations of our business performance and financial results, useful lives of assets, discount rates and comparable market data.

As a part of the restructuring program initiated during 2014, the Company announced consolidation of certain manufacturing operations and administrative offices in Europe, Asia and United States. (See Note 3 to the Consolidated Financial Statements). We performed a recoverability test of our property, plant and equipment at these locations using a discounted cash flow approach (a Level 3 input) and concluded that the carrying value of the assets at these locations was not recoverable. We recorded an impairment charge of $11.7 million within our Construction Technologies segment and $0.4 million charge within our Performance Materials segment. In addition, we also recorded an impairment charge of $11.6 million within our Energy Services segment for certain underutilized coiled tubing equipment which have been abandoned by the Company.

●	Valuation of long-lived assets, goodwill and other intangible assets: We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is evaluated for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

- Significant under-performance relative to historical or projected future operating results;
- Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
- Significant negative industry or economic trends;
- Market capitalization below invested capital.

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

The Company has six reporting units; PCC, Processed Minerals, Refractories, Performance Materials, Construction Technologies and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. In the fourth quarter of 2014, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represents amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. The amount recorded for the deferred tax liability was 239.2 million at December 31, 2014. The amount recorded for the deferred tax asset, net of valuation allowances, was $19.8 million at December 31, 2013.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 7 to the consolidated financial statements for additional detail on our uncertain tax positions.

●	Pension Benefits: We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements, including plans we assumed in the AMCOL acquisition. Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans. These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us follows:

A one percentage point change in our major assumptions would have the following effects:

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(3.6)	$0.5	$(1.6)
1% decrease	$4.3	$(0.5)	$1.6

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(47.1)	$2.3
1% decrease	$57.4	$(2.2)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2014 was over 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities. As of December 31, 2014, the Company had approximately 58% of its pension assets in equity securities, 32% in fixed income securities and 10% in other securities.

In 2014, a net loss of $48.5 million ($31.1 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables. In 2013, a net gain of $56.2 million ($34.3 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2012, a net charge of $12.0 million ($7.7 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

We recognized pension expense of $12.8 million in 2014 as compared to $19.8 million in 2013. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2014, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($88.2 million), as compared to ($58.4 million) in 2013. The majority of the actuarial losses were due to decreases in the discount rate in 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2014, the average remaining service period of active employees or life expectancy for fully eligible employees was 11 years. We expect our amortization of net actuarial losses to increase by approximately $4.4 million in 2015 as compared to 2014, primarily due to a decrease in the discount rate in 2014 from 2013. We expect our pension expense to be approximately $12.8 million in 2015.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2014, the Company used a volatility assumption of 37.15%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2014, the Company used a 6.5 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur. If we were to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2014.

For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in the Note 1 to the Consolidated Financial Statements.  This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Inflation

Historically, inflation has not had a material adverse effect on us. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.  The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented.  The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

Cyclical Nature of Customers' Businesses

The bulk of our sales within Specialty Minerals, Performance Materials, Construction Technologies and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing and construction industries, which have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased.  In addition, our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities.  Oil and natural gas prices decreased significantly in 2014, which we expect will cause exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in foreign currency exchange rates, interest rates and credit risk. We use a variety of practices to manage these market risks, including derivative financial instruments when appropriate.  Our treasury and risk management policies prohibit us from using derivative instruments for trading or speculative purposes.  We also do not use leveraged derivative instruments or derivatives with complex features.

Exchange Rate Sensitivity

As we operate in over 30 countries with many international subsidiaries, we are exposed to currency fluctuations related to manufacturing and selling our products and services.  This foreign currency risk is diversified and involves assets, liabilities and cash flows denominated in currencies other than the U.S. Dollar (USD).

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  At December 31, 2014, we did not have any significant foreign currency derivative contracts outstanding.

Assets and liabilities of our international subsidiaries are translated to their parent company’s reporting currency at current exchange rates during consolidation; gains and losses stemming from these translations are included as a component of Other Comprehensive Income and reported within Accumulated Comprehensive Income within our Consolidated Balance Sheets.  Income and expenses of our international subsidiaries are translated at average exchange rates for the period and, when included within retained earnings in the balance sheet at current exchange rates, the differences to those average exchange rates are included within Other Comprehensive Income and reported within Accumulated Comprehensive Income.  When our subsidiaries transact business in currencies other than their functional currency, those transactions are revalued in their functional currency and differences resulting from such revaluations are included within Other non-operating income (deduction), net within our Consolidated Statement of Income.

We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant change in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.

Interest Rate Sensitivity

Our long-term bank debt bears interest at variable rates (see Note 14 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  An immediate 10% increase in the interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates would cost $14.9 million in incremental interest charges on an annual basis.

Credit Risk

We are exposed to credit risk on certain assets, primarily accounts receivable.  We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base.  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.  Our accounts receivable financial instruments are carried at amounts that approximate fair value.

Euro & Sovereign Debt Risk

Certain countries that have adopted the Euro as their currency have experienced recent financial difficulty and are in the process of stabilizing their finances through various measures, which may include such drastic measures as defaulting on their debt or adopting a different currency as their national currency.  While we do not believe we have significant financial risk resulting from any of these situations, we cannot predict the disruption that would occur to the European markets in which we compete if such drastic measures were taken.

We do not have any material credit risk with sovereign governments currently facing this situation as we do not sell our products to them.  We do, however, sell to customers in these countries, but we believe our risk associated with these customers is not material.

Item 8.   Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Name	Age	Position

Joseph C. Muscari	68	Chairman and Chief Executive Officer
Douglas T. Dietrich	45	Senior Vice President, Finance and Treasury, Chief Financial Officer
D.J. Monagle, III	52	Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group
Gary L. Castagna	53	Senior Vice President and Managing Director, Performance Materials
Jonathan J. Hastings	52	Senior Vice President, Corporate Development
Douglas W. Mayger	57	Senior Vice President, Performance Minerals and MTI Supply Chain
Thomas J. Meek	57	Senior Vice President, General Counsel, Human Resources, Secretary and Chief Compliance Officer
Patrick E. Carpenter	51	Vice President and Managing Director, Construction Technologies
Michael A. Cipolla	57	Vice President, Corporate Controller and Chief Accounting Officer
Michael R. Johnson	56	Vice President and Managing Director, Energy Services
Johannes C. Schut	50	Vice President and Managing Director, Minteq International

Joseph C. Muscari was elected Chairman and Chief Executive Officer effective February 27, 2014, having served previously in the same position from March 2007 to March 2013 and as Executive Chairman from March 2013 to February 2014. Prior to that, he was Executive Vice President and Chief Financial Officer of Alcoa Inc. He has served as a member of the Board of Directors since 2005.

Douglas T. Dietrich was elected Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 1, 2011. Prior to that, he was appointed Vice President, Corporate Development and Treasury effective August 2007. He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

D.J. Monagle III was elected Chief Operating Officer – Specialty Minerals Inc. and Minteq Group effective February 27, 2014. Prior to that, he was Senior Vice President and Managing Director, Paper PCC, effective October 2008. In November 2007, he was appointed Vice President and Managing Director - Performance Minerals. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility. Between 1985 and 1990, he served as an aviation officer in the U.S. Army’s 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

Gary L. Castagna was elected Senior Vice President and Managing Director, Performance Materials in June 2014. Prior to that, he was Executive Vice President of AMCOL International Corporation (AMCOL) and President of Performance Materials segment since May 2008. Prior to that, he had been the Senior Vice President, Chief Financial Officer and Treasurer of AMCOL since February 2001 and a consultant to AMCOL since June 2000. Prior to that, he was the Vice President of AMCOL and President of Chemdal International Corporation (former subsidiary of AMCOL) since August 1997.

Jonathan J. Hastings was elected Senior Vice President, Corporate Development effective September 2012. Before that, he was Vice President, Corporate Development. Prior to that, he was Senior Director of Strategy and New Business Development - Coatings, Global at The Dow Chemical Company. Prior to that he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager - Packaging and Building Materials - Europe.

Douglas W. Mayger was elected Senior Vice President, Performance Minerals and Supply Chain in June 2012. Prior to that, he was Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line. Prior to that, he was General Manager - Carbonates West, Performance Minerals and Business Manager - Western Region. Before joining the Company as plant manager in Lucerne Valley in 2002, he served as Vice President of Operations for Aggregate Industries.

Thomas J. Meek was elected Senior Vice President, General Counsel and Secretary, Chief Compliance Officer in October 2012. In December 2011, he was given the additional responsibility for Human Resources. Prior to that, he was Vice President, General Counsel and Secretary of the Company effective September 1, 2009. Prior to that, he served as Deputy General Counsel at Alcoa. Before joining Alcoa in 1999, Mr. Meek worked with Koch Industries, Inc. of Wichita, Kansas, where he held numerous supervisory positions. His last position there was Interim General Counsel. From 1985 to 1990, Mr. Meek was an Associate/Partner in the Wichita, Kansas law firm of McDonald, Tinker, Skaer, Quinn & Herrington, P.A.

Patrick E. Carpenter was elected Vice President and Managing Director, Construction Technologies in June 2014. Prior to that, he was the Vice President of AMCOL and President of Construction Technologies segment since January 2012. Prior to that, he was the Vice President of Business Development of Colloid Environmental Technologies Company from January 2010 through December 2011, and its Vice President of Construction Materials from January 2007 through December 2009.

Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003. Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller.

Michael R. Johnson was elected Vice President and Managing Director, Energy Services in June 2014. Prior to that, he was the Senior Vice President of AMCOL since January 2010; President of the Energy Services segment since 2003. Prior to that, he was the Vice President of CETCO Oilfield Services since 2000.

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

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

2.1	-Agreement and Plan of Merger, dated as of March 10, 2014, by and among Minerals Technologies Inc., MA Acquisition Inc. and AMCOL International Corporation (1)
3.1	-Restated Certificate of Incorporation of the Company (2)
3.2	-By-Laws of the Company as amended and restated effective May 25, 2005 (3)
4.1	-Specimen Certificate of Common Stock (2)
10.1	-Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (4)
10.1(a)	-Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.1(b)	-Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.2	-Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (4)
10.3	-Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (4)
10.4	-Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (4)
10.4(a)	-Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (5)
10.5	-Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (6) (+)
10.5(a)	-Second Amendment to Employment Agreement, dated July 21, 2010, between the Company and Joseph C. Muscari (7) (+)
10.5(b)	-Third Amendment to Employment Agreement, dated February 21, 2013, by and between Joseph C. Muscari and the Company (8) (+)
10.5(c)	-Fourth Amendment to Employment Agreement, dated March 1, 2014, by and between Joseph C. Muscari and the Company (9) (+)
10.6	-Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (10) (+)

10.6(a)	-Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and Johannes C. Schut (11) (+)
10.6(b)	-Form of Employment Agreement between the Company and each of Gary L. Castagna, Patrick E. Carpenter, and Michael R. Johnson (*) (+)
10.7	-Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle and Johannes C. Schut (12) (+)
10.7(a)	-Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (13) (+)
10.7(b)	Form of Severance Agreement between the Company and each of Gary L. Castagna, Patrick E. Carpenter, and Michael R. Johnson (*) (+)
10.9	-Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Gary L. Castagna, Patrick E. Carpenter, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Michael R. Johnson, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle, Johannes C. Schut and each of the Company’s non-employee directors III (14) (+)
10.10	-Company Employee Protection Plan, as amended August 27, 1999 (15) (+)
10.110	-Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (16) (+)
10.11(a)	-First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (17) (+)
10.12	-2001 Stock Award and Incentive Plan of the Company, as amended and restated as of March 18, 2009 (18) (+)
10.13	-Company Retirement Plan, as amended and restated, dated December 21, 2012 (19) (+)
10.13(a)	-Second Amendment to Company Retirement Plan, as amended and restated, dated December 22, 2014 (*)(+)
10.14	-Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (20) (+)
10.14(a)	-First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (*)(+)
10.15	-Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (21) (+)
10.15(a)	-Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (22) (+)
10.15(b)	-Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (23) (+)
10.15(c)	-Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (*)(+)
10.16	-Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (24) (+)
10.16(a)	-Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (25)(+)
10.16(b)	-First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (*)(+)
10.16(c)	-Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (*)(+)
10.17	-Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (26)(+)
10.17(a)	-Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (27) (+)
10.17(b)	-First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (*)(+)
10.18	-Company Retiree Medical Plan, effective as of January 1, 2011 (28)(+)
10.18(a)	-First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (*)(+)
10.19	-Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (29)(+)
10.20	-AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended (30) (+)
10.20(a)	-First Amendment to AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated December 22, 2014 (*)(+)
10.21	-AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (31) (+)
10.21(a)	-First Amendment to AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees, dated December 22, 2014 (*)(+)

10.22	-Credit Agreement dated as of May 9, 2014, among Minerals Technologies Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC and U.S. Bank National Association, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (32)
10.23	-Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (4)
21.1	-Subsidiaries of the Company (*)
23.1	-Consent of Independent Registered Public Accounting Firm (*)
24	-Power of Attorney (*)
31.1	-Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)
(1)	Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 10, 2014.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(5)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(6)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(7)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on July 27, 2010
(8)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on February 21, 2013
(9)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 10, 2014
(10)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(11)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(12)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(15)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(17)	Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(18)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(19)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(20)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(22)	Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(23)	Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(24)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(25)	Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(26)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(27)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(28)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(29)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(30)	Incorporated by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(31)	Incorporated by reference to the exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(32)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 9, 2014.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 18, 2015
Joseph C. Muscari	(principal executive officer)

/s/ Douglas T. Dietrich	Senior Vice President-Finance and Treasury,	February 18, 2015
Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/ Michael A. Cipolla	Vice President - Controller and	February 18, 2015
Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

*	Director	February 18, 2015
Joseph C. Breunig

*	Director	February 18, 2015
John J. Carmola

*	Director	February 18, 2015
Robert L. Clark

*	Director	February 18, 2015
Duane R. Dunham

*	Chairman of the Board and Chief Executive Officer	February 18, 2015
Joseph C. Muscari

*
Marc E. Robinson	Director	February 18, 2015

*	Director	February 18, 2015
Barbara R. Smith

*	Director	February 18, 2015
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
(millions of dollars, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$249.6	$490.3
Short-term investments, at cost which approximates market	0.8	15.8
Accounts receivable, less allowance for doubtful accounts - 2014 - 3.6; 2013 - 1.7	412.6	204.4
Inventories	211.8	89.2
Prepaid expenses	25.6	9.5
Other current assets	24.2	5.9
Total current assets	924.6	815.1

Property, plant and equipment, less accumulated depreciation and depletion	1,182.1	306.1
Goodwill	770.9	64.4
Intangible assets	212.1	3.0
Deferred income taxes	55.6	16.8
Other assets and deferred charges	81.4	12.1
Total assets	$3,226.7	$1,217.5

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5.6	$5.5
Current maturities of long-term debt	0.3	8.2
Accounts payable	170.4	94.9
Income tax payable	27.0	7.1
Accrued compensation and related items	73.8	37.9
Other current liabilities	75.8	27.3
Total current liabilities	352.9	180.9

Long-term debt, net of unamortized discount	1,455.5	75.0
Deferred income taxes	314.5	-
Accrued pension and postretirement benefits	146.5	57.9
Other non-current liabilities	68.4	29.3
Total liabilities	2,337.8	343.1

Shareholders' equity:
Preferred stock , without par value; 1,000,000 shares authorized; none issued	-	-
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 47,855,496 shares in 2014 and 47,555,927 shares in 2013	4.8	4.7
Additional paid-in capital	373.0	361.5
Retained earnings	1,191.8	1,106.3
Accumulated other comprehensive loss	(112.9)	(31.3)
Less common stock held in treasury, at cost; 13,205,741 shares in 2014 and 2013	(593.7)	(593.7)

Total MTI shareholders' equity	863.0	847.5
Non-controlling interest	25.9	26.9
Total shareholders' equity	888.9	874.4

Total liabilities and shareholders' equity	$3,226.7	$1,217.5

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars, except per share amounts)
Product sales	$1,514.9	$1,018.2	$996.8
Service revenue	210.1	-	-
Total net sales	1,725.0	1,018.2	996.8

Cost of goods sold	1,141.5	784.5	774.5
Cost of service revenue	148.1	-	-
Total cost of sales	1,289.6	784.5	774.5

Production margin	435.4	233.7	222.3

Marketing and administrative expenses	177.4	89.2	88.5
Research and development expenses	24.4	20.1	20.2
Insurance / litigation settlement (gain)	(2.3)	(2.5)	-
Amortization expense of intangible assets acquired	4.8	-	-
Acquisition related transaction and integration costs	19.1	-	-
Restructuring and other charges	43.2	-	-

Income from operations	168.8	126.9	113.6

Interest expense, net	(41.8)	(0.2)	(0.1)
Premium on early extinguishment of debt	(5.8)	-	-
Other non-operating income (deductions), net	1.8	(3.0)	(2.9)
Total non-operating deductions, net	(45.8)	(3.2)	(3.0)

Income from continuing operations before provision for taxes and equity in earnings	123.0	123.7	110.6
Provision for taxes on income	30.8	34.5	31.9
Equity in earnings of affiliates, net of tax	1.2	-	-

Income from continuing operations, net of tax	93.4	89.2	78.7
Income (loss) from discontinued operations, net of tax	2.1	(5.8)	(2.5)
Consolidated net income	95.5	83.4	76.2
Less:
Net income attributable to non-controlling interests	3.1	3.1	2.1
Net income attributable to Minerals Technologies Inc. (MTI)	$92.4	$80.3	$74.1

Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI	$2.62	$2.48	$2.17
Income (loss) from discontinued operations attributable to MTI	0.06	(0.17)	(0.07)
Basic earnings per share attributable to MTI	$2.68	$2.31	$2.10

Diluted:
Income from continuing operations attributable to MTI	$2.59	$2.46	$2.16
Income (loss) from discontinued operations attributable to MTI	0.06	(0.16)	(0.07)
Diluted earnings per share attributable to MTI	$2.65	$2.30	$2.09

Cash dividends declared per common share	$0.20	$0.20	$0.13

Shares used in computation of earnings per share:
Basic	34.5	34.7	35.3
Diluted	34.8	35.0	35.5

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Consolidated net income	$95.5	$83.4	$76.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(51.5)	(16.5)	1.5
Pension and postretirement plan adjustments	(31.1)	34.3	(7.7)
Unrealized gains (losses) on cash flow hedges	-	0.5	(0.2)
Total other comprehensive income (loss), net of tax	(82.6)	18.3	(6.4)
Total comprehensive income including non-controlling interests	12.9	101.7	69.8

Less: Net income (loss) attributable to non-controlling interest	3.1	3.1	2.1
Less: Foreign currency translation adjustments attributable to non-controlling interest	(1.0)	(1.7)	(0.6)
Comprehensive income (loss) attributable to non-controlling interest	2.1	1.4	1.5

Comprehensive income attributable to MTI	$10.8	$100.3	$68.3

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Operating Activities:

Consolidated net income	$95.5	$83.4	$76.2
Gain (loss) from discontinued operations	2.1	(5.8)	(2.5)
Income from continuing operations	93.4	89.2	78.7

Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation, depletion and amortization	84.4	47.3	51.1
Loss on disposal of property, plant and equipment	0.5	1.2	1.1
Pension amortization and settlement loss	5.1	11.8	11.5
Deferred income taxes	(21.1)	4.4	1.3
Provision for bad debts	2.4	0.6	1.0
Stock-based compensation	5.9	5.2	5.5
Asset impairment charge	23.7	-	-
Other non-cash items	7.5	0.5	0.6

Changes in operating assets and liabilities
Accounts receivable	5.2	(10.5)	(0.2)
Inventories	19.5	(6.5)	6.4
Pension plan funding	(7.6)	(11.4)	(17.0)
Accounts payable	16.0	(0.8)	(4.4)
Restructuring liabilities	14.6	(0.3)	(1.1)
Income taxes payable	51.0	(1.5)	3.7
Tax benefits related to stock incentive programs	3.7	0.5	0.5
Prepaid expenses and other	9.9	7.8	3.4
Net cash provided by continuing operations	314.1	137.5	142.1
Net cash used in discontinued operations	(3.3)	(2.7)	(2.2)
Net cash provided by operating activities	310.8	134.8	139.9

Investing Activities:

Acquisition of business, net of cash acquired	(1,802.3)	-	-
Purchases of property, plant and equipment	(81.8)	(43.8)	(52.1)
Proceeds from sale of assets	9.4	-	0.2
Purchases of short-term investments	(6.3)	(5.4)	(5.4)
Proceeds from sale of short-term investments	18.7	3.0	9.3
Other	(0.7)	-	-
Net cash used in investing activities	(1,863.0)	(46.2)	(48.0)

Financing Activities:

Proceeds from issuance of long-term debt	1,546.1	75.0	-
Debt issuance and settlement costs	(38.2)	-	-
Repayment of long-term debt	(175.0)	(77.3)	(8.6)
Net issuance (repayment) of short-term debt	0.1	(1.2)	1.0
Purchase of common shares for treasury	-	(51.8)	(25.9)
Proceeds from issuance of stock under option plan	3.4	12.1	8.2
Excess tax benefits related to stock incentive programs	0.7	2.3	0.3
Purchase of non-controlling interest share	(2.1)	-	-
Dividends paid to non-controlling interest	(3.3)	(2.4)	(4.6)
Cash dividends paid	(6.9)	(6.9)	(4.4)
Net cash provided by (used in) financing activities	1,324.8	(50.2)	(34.0)

Effect of exchange rate changes on cash andcash equivalents	(13.3)	(2.2)	1.0

Net increase (decrease) in cash and cash equivalents	(240.7)	36.2	58.9
Cash and cash equivalents at beginning of period	490.3	454.1	395.2
Cash and cash equivalents at end of period	$249.6	$490.3	$454.1

Non-cash financing activities:
Treasury stock purchases settled after period-end	$-	$-	$1.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(millions of dollars)
Balance as of December 31, 2011	$4.7	$333.4	$963.2	$(45.5)	$(514.2)	$$26.4	$768.0

Net income	-	-	74.1	-	-	2.1	76.2
Other comprehensive income (loss)	-	-	-	(5.8)	-	(0.6)	(6.4)
Dividends declared	-	-	(4.4)	-	-	-	(4.4)
Dividends to non-controlling interest	-	-	-	-	-	(5.4)	(5.4)
Capital contributions by non-controlling interests	-	-	-	-	-	0.8	0.8
Purchase of common stock for treasury	-	-	-	-	(27.7)	-	(27.7)
Issuance of shares pursuant to employee stock compensation plans	-	8.1	-	-	-	-	8.1
Income tax benefit arising from employee stock compensation plans	-	0.8	-	-	-	-	0.8
Stock based compensation	-	3.6	-	-	-	-	3.6
Balance as of December 31, 2012	$4.7	$345.9	$1,032.9	$(51.3)	$(541.9)	$23.3	$813.6

Net income	-	-	80.3	-	-	3.1	83.4
Other comprehensive income (loss)	-	-	-	20.0	-	(1.7)	18.3
Dividends declared	-	-	(6.9)	-	-	-	(6.9)
Dividends to non-controlling interest	-	-	-	-	-	(2.4)	(2.4)
Purchase of common stock for treasury	-	-	-	-	(51.8)	-	(51.8)
Equity reclassification adjustment to non-controlling interests	-	(4.6)				4.6	-
Issuance of shares pursuant to employee stock compensation plans	-	12.2	-	-	-	-	12.2
Income tax benefit arising from employee stock compensation plans	-	2.8	-	-	-	-	2.8
Stock based compensation	-	5.2	-	-	-	-	5.2
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)	$26.9	$874.4

Net income	-	-	92.4	-	-	3.1	95.5
Other comprehensive income (loss)	-	-	-	(81.6)	-	(1.0)	(82.6)
Dividends declared	-	-	(6.9)	-	-	-	(6.9)
Dividends to non-controlling interest	-	-	-	-	-	(3.3)	(3.3)
Purchase of non-controlling interest shares	-	(2.1)	-	-	-	-	(2.1)
Acquisition of AMCOL	-	-	-	-	-	0.2	0.2
Issuance of shares pursuant to employee stock compensation plans	0.1	3.3	-	-	-	-	3.4
Income tax benefit arising from employee stock compensation plans	-	4.4	-	-	-	-	4.4
Stock based compensation	-	5.9	-	-	-	-	5.9
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)	$25.9	$888.9

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

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Minerals Technologies Inc. (the "Company"), its wholly and majority-owned subsidiaries, as well as variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”), see Note 2. The accompanying Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through December 31, 2014.

Certain reclassifications were made to prior year amounts to conform to current year presentation.

During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued. All prior periods have been restated to reflect such reclassification.

Use of Estimates
The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, valuation of accounts receivables, valuation of inventories, valuation of long-lived assets, goodwill and other intangible assets, pension plan assumptions, valuation of product liability and asset retirement obligation, income tax, income tax valuation allowances, and litigation and environmental liabilities. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $0.8 million and $15.8 million at December 31, 2014 and 2013, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2014.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. The straight-line method of depreciation is used for substantially for all of the assets for financial reporting purpose, except for mining related equipment which use units-of-production method. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead assessed for impairment.  Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives to the estimated residual values, and reviewed for impairment.

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

Investment in joint ventures
The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence, but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one month lag. On December 31, 2014, the book value of Company’s equity method investment was $7.4 million and cost method investment was $7.5 million.

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

The Company also records liabilities related to land reclamation as a part of the asset retirement obligations. The Company mines land for various minerals using a surface-mining process that requires the removal of overburden.  In many instances, the Company is obligated to restore the land upon completion of the mining activity.  As the overburden is removed, the Company recognizes this liability for land reclamation based on the estimated fair value of the obligation.  The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition
Revenue from sale of products is recognized when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectability is reasonably assured; generally, this occurs when the goods are shipped to the customer. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. The Company also has consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Revenue from sales of equipment is recorded upon completion of installation and receipt of customer acceptance. Revenue from services is recorded when the services have been performed and collectability is reasonable assured.

Revenue from long-term construction contracts is recorded using the percentage-of-completion method.  Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract or the amount of product installed in relation to the total amount expected to be installed.  All known or anticipated losses on contracts are provided when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is reasonably assured.

Foreign Currency
The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2014, the Company had no international subsidiaries operating in highly inflationary economies.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 7, "Income Taxes," for additional detail on our uncertain tax positions.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which are expected to be permanently reinvested overseas.

Research and Development
Research and development costs are expensed as incurred.

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

The Company assumed AMCOL’s qualified defined benefit pension plan which covers substantially all of AMCOL domestic employees hired before January 1, 2004, and supplementary pension plan which provides benefits in excess of qualified plan limitation for certain employees.

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

Presentation of Unrecognized Tax Benefits
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which improves the reporting of unrecognized tax benefits. This ASU requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for NOLs or tax credit carryforwards, unless the NOL or tax credit carryforward is not available under the tax law or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be presented as a liability instead of being netted against deferred tax assets for NOLs or tax credit carryforwards. The adoption of this ASU on January 1, 2014 did not have a significant impact on the Company’s consolidated balance sheet.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the acquisition of AMCOL, the Company entered into a $1,560.0 million senior secured term loan facility (the “Term Facility”), the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing.  See Note 14.

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

The acquisition of AMCOL has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As of December 31, 2014, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves including, environmental, legal, and tax matters, obligations and deferred taxes, as well as complete our review of AMCOL’s existing accounting policies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes Company’s updated preliminary purchase price allocation for the AMCOL acquisition as of December 31, 2014, and the adjustments made to it since the Company previously reported on Form 10-Q as of September 28, 2014:

	Preliminary Allocation Previously Reported	Increase/ (Decrease)	Preliminary Allocation As Updated
	(millions of dollars)
Accounts receivable	$235.7	$-	$235.7
Inventories	156.6	0.7	157.3
Other current assets	63.7	1.3	65.0
Mineral rights	528.8	6.7	535.5
Plant, property and equipment	378.8	(7.6)	371.2
Goodwill	704.7	3.4	708.1
Intangible assets	217.9	(3.6)	214.3
Other non-current assets	48.4	3.0	51.4
Total assets acquired	$2,334.6	$3.9	$2,338.5
Accounts payable	66.4	-	66.4
Accrued expenses	60.9	0.7	61.6
Non-current deferred tax liability	319.1	3.2	322.3
Other non-current liabilities	85.9	-	85.9
Total liabilities assumed	$532.3	$3.9	$536.2
Net assets acquired	$1,802.3	$-	$1,802.3

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and AMCOL businesses and will be mainly assigned to Performance Materials and Construction Technologies segments. The allocation is expected to be completed during the second quarter of 2015. Goodwill recognized as a result of this acquisition is not deductible for tax purpose.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $322.3 million with a corresponding increase to goodwill. The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method, a Level 3 fair value input. Plant, property and equipment were valued using the replacement cost method adjusted for age and deterioration, also a Level 3 fair value input.

Intangible assets acquired mainly included technology and tradenames. Technology was valued using relief-from royalty method, a Level 3 fair value input, with a weighted average amortization period of 12 years. Tradenames were valued using multi-period excess earnings, also a Level 3 fair value input, with a weighted average amortization period of 34 years.

The Company incurred $19.1 million of acquisition-related cost during the year ended December 31, 2014, which is reflected within the Acquisition related transaction and integration costs line of the Consolidated Statements of Income.

The accompanying Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through December 31, 2014. The year ended December 31, 2014 includes net sales of $715.2 million and operating income of $56.4 million generated by the acquired AMCOL businesses during the 237 days of post-acquisition period.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the unaudited pro forma summary of the Company’s Consolidated Statements of Income, which includes AMCOL’s Statement of Operations, as if the acquisition and related financing occurred on January 1, 2013. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma information, potential synergies, and cost savings from operating efficiencies.

	Year Ended December 31,
Pro Forma Results	2014	2013
	(millions of dollars)
Net sales	$2,098.6	$2,045.1

Income (loss) from continuing operations before provision for taxes and equity in earnings	$180.1	$93.7

Income (loss) from continuing operations, net of tax	$124.7	$74.1

The income from continuing operations before provision for taxes and equity earnings for the year ended December 31, 2013, in the table above includes a $52.3 million impairment charge related to AMCOL’s South African chromite operations, a $6.6 million impairment charge related to AMCOL’s Health and Beauty operations, and a $12.6 million gain related to sale of investment in Ashapura Minechem Limited. The after-tax impact of these items was a $42.0 million charge related to the South African chromite operations impairment, a $4.2 million charge related to the Health and Beauty operations, and $11.6 million benefit related to sale of investment during the year ended December 31, 2013.

The unaudited pro forma financial information presented in the table includes certain adjustments that are factually supportable, directly related to business combination, and expected to have a continuing impact. These adjustments include, but are not limited to, depreciation, depletion, and amortization expense based upon the preliminary fair value step-up of depreciable fixed assets and amortizable intangibles assets, interest expense on acquisition related debt, acquisition related transaction and integration costs, and restructuring charges.

Note 3.   Restructuring Charges

During 2014, the Company initiated a restructuring program and undertook actions to realign its business operations, improve efficiencies, profitability, and return on invested capital. This restructuring will occur across all business segments of the Company and is estimated to provide annualized savings of approximately $20 million. This restructuring resulted in following charges relating to asset impairment and reduction in workforce:

Asset impairment charges:

The asset impairment charges relate to the consolidation of certain manufacturing operations and administrative offices. The Company will close three Construction Technologies’ operations – two in Europe and one in Asia – and consolidate these operations into others in these regions. The Company will also close and consolidate the operations of one of the Performance Materials blending facilities in the U.S. The fair value of the associated assets was estimated using a discounted cash flow approach (a Level 3 fair value input).

The Company also recognized impairment charges for certain underutilized coiled tubing equipment within Energy Services segment which have been abandoned by the Company.

Work force reduction:

During 2014, the Company announced a 10% permanent reduction of its workforce. The reductions, which will occur over the next twelve months, will include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income, and the segments they relate to:

Restructuring and Other Charges	Year Ended December 31, 2014
(millions of dollars)
Impairment of assets
Performance Materials	$0.4
Construction Technologies	11.7
Energy Services	11.6
Total impairment of assets charges	$23.7

Severance and other employee costs
Specialty Minerals	$3.0
Refractories	0.7
Performance Materials	5.6
Construction Technologies	5.8
Energy Services	3.7
Total severance and other employee costs	$18.8

Other
Performance Materials	$0.7

Total restructuring and other charges	$43.2

At December 31, 2014, we had $14.6 million included within Other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of December 2015.

The following table is a reconciliation of our restructuring liability balance:

(millions of dollars)
Restructuring liability, December 31, 2013	$-
Additional provisions	18.8
Cash payments	(4.2)
Restructuring liability, December 31, 2014	$14.6

Note 4.   Stock-Based Compensation

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

Net income for years ended 2014, 2013 and 2012 include $3.1 million, $2.8 million and $2.0 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of income on the non-qualified stock options was $1.2 million, $1.1 million and $0.8 million for 2014, 2013 and 2012, respectively.

The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2014, 2013 and 2012 was 7.13%, 7.50% and 7.31%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2014, 2013 and 2012 was $22.89, $15.83 and $10.74, respectively. The weighted average grant date fair value for stock options vested during 2014, 2013 and 2012 was $13.59, $10.29 and $8.57, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $13.0 million, $10.0 million and $3.3 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected life (in years)	6.5	6.9	6.9
Interest rate	2.16%	1.22%	1.36%
Volatility	37.15%	37.82%	31.26%
Expected dividend yield	0.34%	0.48%	0.31%

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

The following table summarizes stock option activity for the year ended December 31, 2014:

	Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2013	1,131,415	$32.42
Granted	173,068	58.25
Exercised	(323,636)	30.57
Canceled	(29,768)	41.88

Awards outstanding at December 31, 2014	951,079	37.46	6.67	30.4
Awards exercisable at December 31, 2014	631,487	31.55	5.75	23.9

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $69.45 as of the last business day of the period ended December 31, 2014 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2014, 2013 and 2012 was $40.17, $20.03 and $10.11 per share, respectively.  As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2.7 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2014 is as follows:

	Awards	Weighted Average Grant date Fair Value Per Share
Nonvested awards outstanding at December 31, 2013	373,401	$38.01
Granted	173,068	58.25
Vested	(197,109)	37.17
Canceled	(29,768)	41.88
Nonvested awards outstanding at December 31, 2014	319,592	49.13

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan.  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 106,116 shares, 112,225 shares and 123,446 shares for the periods ended December 31, 2014, 2013 and 2012, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2014, there was unrecognized stock-based compensation related to restricted stock of $4.7 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $4.9 million, $3.9 million and $3.4 million for the periods ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company recorded reversals of $2.1 million, $0.1 million and $- million for periods ended December 31, 2014, 2013 and 2012, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses.

The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2013	185,572	$37.65
Granted	106,116	58.94
Vested	(61,621)	36.51
Canceled	(55,038)	38.73
Unvested balance at December 31, 2014	175,029	50.56

Note 5.   Earnings Per Share (EPS)

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$90.3	$86.1	$76.6
Income (loss) from discontinued operations	2.1	(5.8)	(2.5)
Net income	$92.4	$80.3	$74.1

Weighted average shares outstanding	34.5	34.7	35.3

Earnings (Loss) per share attributable to MTI
Continuing operations	$2.62	$2.48	$2.17
Discontinued operations	0.06	(0.17)	(0.07)
Net income	$2.68	$2.31	$2.10

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$90.3	$86.1	$76.6
Income (loss) from discontinued operations	2.1	(5.8)	(2.5)
Net income	$92.4	$80.3	$74.1

Weighted average shares outstanding	34.5	34.7	35.3
Dilutive effect of stock options and stock units	0.3	0.3	0.2
Weighted average shares outstanding, adjusted	34.8	35.0	35.5

Earnings (Loss) per share attributable to MTI
Continuing operations	$2.59	$2.46	$2.16
Discontinued operations	0.06	(0.16)	(0.07)
Net income	$2.65	$2.30	$2.09

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 12,888 shares and 2,404 shares of common stock for the years ended December 31, 2014 and December 31, 2012, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. No options were excluded for the year ended December 31, 2013.

Note 6.   Discontinued Operations

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

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Net sales	$-	$1.6	$8.9

Production margin	-	(2.1)	(2.9)
Expenses (income)	(0.3)	0.5	0.7
Facility closure costs accrual (reversal)	(2.4)	5.9	-

Income (loss) from operations	$2.7	$(8.5)	$(3.6)

Provision for taxes on income	$0.6	$(2.7)	$(1.1)

Income (loss) from discontinued operations, net of tax	$2.1	$(5.8)	$(2.5)

During the year ended December 31, 2014, the Company reversed a facility closure accrual of $2.4 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 7.   Income Taxes

Income from operations before provision for taxes by domestic and foreign source is as follows:

	2014	2013	2012
	(millions of dollars)
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$54.8	$66.6	$56.9
Foreign	68.2	57.1	53.7
	$123.0	$123.7	$110.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for taxes on income consists of the following:

	2014	2013	2012
	(millions of dollars)
Domestic
Taxes currently payable
Federal	$28.1	$13.7	$14.9
State and local	3.4	2.6	1.3
Deferred income taxes	(15.1)	2.5	3.2
Domestic tax provision	16.4	18.8	19.4

Foreign
Taxes currently payable	20.3	13.8	14.3
Deferred income taxes	(5.9)	1.9	(1.8)
Foreign tax provision	14.4	15.7	12.5
Total tax provision	$30.8	$34.5	$31.9

The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	2014	2013	2012

U.S. statutory rate	35.0%	35.0%	35.0%

Depletion	-7.8%	-3.6%	-3.8%
Difference between tax provided on foreign earnings and the U.S. statutory rate	-9.5%	-3.6%	-4.0%
State and local taxes, net of federal tax benefit	1.0%	1.7%	1.5%
Tax credits and foreign dividends	4.1%	-1.7%	-0.1%
Change in valuation allowance	1.7%	0.3%	-1.1%
Impact of uncertain tax positions	0.4%	-0.6%	0.9%
Impact of officer's non-deductible compensation	2.7%	2.3%	2.1%
Manufacturing deduction	-3.3%	-0.9%	-0.8%
Other	0.7%	-1.0%	-0.9%
Consolidated effective tax rate	25.0%	27.9%	28.8%

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2014	2013
	(millions of dollars)
Deferred tax assets attributable to:
Accrued liabilities	$39.9	$9.4
Net operating loss carry forwards	25.6	9.6
Pension and post-retirement benefits costs	57.1	21.6
Other	18.9	14.3
Valuation allowance	(21.7)	(5.9)
Total deferred tax assets	119.8	49.0
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	264.3	14.3
Intangible assets	89.3	13.3
Other	5.4	1.6
Total deferred tax liabilities	359.0	29.2
Net deferred tax asset (liability)	$(239.2)	$19.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and long-term portion of net deferred tax assets is as follows:

	2014	2013
	(millions of dollars)

Net deferred tax asset (liability), current	$19.6	$4.0
Net deferred tax asset (liability), long-term	(258.8)	15.8
	$(239.2)	$19.8

The current portion of the net deferred tax assets is included in prepaid expenses and other current assets. The long-term portion of the net deferred tax assets are included in other assets and deferred charges.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $322.3 million with a corresponding increase to goodwill. The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

The Company has $15.3 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $3.3 million expire over the next 20 years, and $12.0 million can be utilized over an indefinite period.

On December 31, 2014, the Company had $5.0 million of total unrecognized tax benefits. Included in this amount were a total of $2.5 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

	2014	2013
	(millions of dollars)

Balance at beginning of the year	$3.9	$4.8
Increases related to current year tax positions	0.6	0.6
Increases related to new judgements	1.0	-
Decreases related to audit settlements and statue expirations	(0.5)	(1.5)
Balance at the end of the year	$5.0	$3.9

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded $0.7 million of interest and penalties during 2014 and had a total accrued balance on December 31, 2014 of $1.3 million.

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

Net cash paid for income taxes were $5.7 million, $25.5 million and $21.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has not provided for U.S. federal and foreign withholding taxes on $515.4 million of foreign subsidiaries' undistributed earnings as of December 31, 2014 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $515.4 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $97.0 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Inventories

The following is a summary of inventories by major category:

	2014	2013
	(millions of dollars)
Raw materials	$85.9	$35.1
Work-in-process	6.7	6.3
Finished goods	88.7	26.3
Packaging and supplies	30.5	21.5
Total inventories	$211.8	$89.2

Inventory balance at December 31, 2014 includes inventories from the acquired businesses.

Note 9.   Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
	2014	2013
	(millions of dollars)
Mineral rights and reserves	$575.9	39.6
Land	44.9	24.1
Buildings	198.2	145.7
Machinery and equipment	1,121.5	956.0
Furniture and fixtures and other	153.1	88.3
Construction in progress	80.6	28.6
	2,174.2	1,282.3
Less: accumulated depreciation and depletion	(992.1)	(976.2)
Property, plant and equipment, net	$1,182.1	$306.1

The increase in December 31, 2014 balance in the table above primarily relates to the assets acquired from the AMCOL businesses. Depreciation and depletion expense for the years ended December 31, 2014, 2013 and 2012 was $76.6 million, $44.7 million and $48.7 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Goodwill and Other Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Specialty Minerals	Refractories	Performance Materials	Construction Technologies	Consolidated
	(millions of dollars)
Balance at December 31, 2012	$14.1	$51.7	$-	$-	$65.8

Change in goodwill relating to:
Foreign exchange translation	0.2	(1.6)	-	-	(1.4)
Total Changes	$0.2	$(1.6)	$-	$-	$(1.4)

Balance at December 31, 2013	$14.3	$50.1	$-	$-	$64.4

Change in goodwill relating to:
Acquisition	-	-	453.2	255.0	708.2
Foreign exchange translation	(0.6)	(1.1)	-	-	(1.7)
Total Changes	(0.6)	(1.1)	453.2	255.0	706.5
Balance at December 31, 2014	$13.7	$49.0	$453.2	$255.0	$770.9

In 2014, the $708.2 million acquisition related goodwill relates to the acquisition of AMCOL businesses.  As discussed in Note 2, the purchase price allocation as of December 31, 2014, is preliminary, and is expected to be completed during the second quarter of 2015.

Acquired intangible assets subject to amortization as of December 31, 2014 and December 31, 2013 were as follows:

	Weighted	December 31, 2014		December 31, 2013
	Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$191.2	$3.7	$-	$-
Technology	12	18.7	1.0	-	-
Patents and trademarks	17	6.4	4.0	6.4	3.7
Customer relationships	30	4.4	0.1	-	-
Customer lists	15	2.9	2.7	2.9	2.6
Total	28	$223.6	$11.5	$9.3	$6.3

The amounts associated with tradenames, technology and customer relationships in the table above relate to the acquisition of the AMCOL businesses (as discussed in Note 2).

Amortization expense was approximately $4.6 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively and is recorded within Marketing and administrative expenses and Amortization expense of intangible assets acquired lines within Consolidated Statements of Income.  The estimated amortization expense is $7.9 million for 2015-2016, $7.7 million for 2017, $7.5 million for 2018-19, and $173.6 million thereafter.

Note 11.   Derivative Financial Instruments and Hedging Activities

As a multinational corporation with operations throughout the world, the Company is exposed to certain market risks. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company's objective is to offset gains and losses resulting from  interest rates and foreign currency exposures with gains and losses on the derivative contracts used to hedge them. The Company uses derivative financial instruments only for risk management and not for trading or speculative purposes.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash flow hedges:

For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity. The Company subsequently reclassifies the effective portion of gain or loss into earnings in the period during which the hedged transaction is recognized in earnings.

The Company uses foreign exchange forward contracts to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 2 open foreign exchange contracts as of December 31, 2014, designated as cash flow hedges. The gains and losses associated with these forward exchange contracts are recognized into cost of sales. Gains and losses and hedge ineffectiveness associated with these derivatives were not significant. The fair value of these contracts at December 31, 2014 and 2013 was not significant.

Other:

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earning denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Danish kroner (DKK), Euro, Malaysian ringgit (MYR), Norwegian krone (NOK), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY). When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures. The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings. During 2014, the Company recorded $1.4 million loss in the Other non-operating income (deductions), net line within the Consolidated Statements of Income relating to the changes in fair value of these contracts. These contracts were primarily entered to mitigate the exposures of the acquired AMCOL businesses.

The following table sets forth the fair values of our derivative instruments and the location on the Consolidated Balance Sheets:

		Fair Value as of December 31,
	Balance Sheet Location	2014	2013
		(millions of dollars)
Derivatives not designated as hedging instruments:

Asset derivatives:
Foreign exchange forward contracts	Other current assets	$0.5	$-

Liability derivatives:
Foreign exchange forward contracts	Other current liabilities	$0.3	$-

Refer to Note 12, “Fair Value of Financial Instruments” for further discussion of the determination of the fair value of derivatives.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

●	Market approach - prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach - amount that would be required to replace the service capacity of an asset or replacement cost.

●	Income approach - techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.

The Company primarily applies the income approach for foreign exchange derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis at the end of each of the past two years. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
Forward exchange contracts	$0.5	$-	$0.5	$-

Forward exchange contracts	(0.3)		(0.3)	-

Deferred compensation plan assets	12.6	-	12.6	-

Supplementary pension plan assets	9.9	-	9.9	-

	Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(milliions of dollars)
Money market funds	$203.2	$203.2	$3-	$3-

The fair value of investment in the money market funds is determined by quoted prices in active markets and is categorized as Level 1.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of foreign exchange contracts is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. Deferred compensation and supplementary pension plan assets related to the acquisition of AMCOL businesses and are valued using quoted prices for similar assets in active markets.

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 15, and there were no transfers in or out of Level 3 during the year ended December 31, 2014 and 2013. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

Credit risk: The Company provides credit to customers in the ordinary course of business. The Company’s customer base is diverse and includes customers located throughout the world. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required.

The Company's bad debt expense for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $0.6 million and $1.0 million, respectively.

Note 14.  Long-Term Debt and Commitments

The following is a summary of long term debt:

	December 31,
	2014	2013
	(millions of dollars)
Term Loan Facility, net of unamortized discount of $14.1 million due May 9, 2021	$1,454.0	$-
3.46% Series A Senior Notes due October 7, 2020	-	30.0
4.13% Series B Senior Notes due October 7, 2023	-	45.0
China Loan Facilities	1.8	-
Variable/Fixed Rate Industrial Development Revenue
Bonds Series 1999 due November 1, 2014	-	8.2
Total	$1,455.8	$83.2
Less: Current maturities	0.3	8.2
Long-term debt	$1,455.5	$75.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.56 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries.  During the second half of 2014, $91.8 million in principal was repaid on this Term Facility. As of December 31, 2014, the Revolving Facility was unused.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. As of December 31, 2014, there were no loans and $9.4 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company incurred $28.7 million in deferred financing costs associated with the debt financing of the acquisition. Such amounts are included in Other assets and deferred charges line on the Consolidated Balance Sheet as of December 31, 2014.

On June 30, 2014, the Company repaid the $8.2 million Variable/Fixed Rate Industrial Development Revenue Bonds Series 1999 due November 1, 2014.

During the third quarter of 2014, the Company entered into a committed loan facility for the funding of a new manufacturing facility in China. The loan facility is for 47.5 million RMB and $1.8 million with an availability period until May 30, 2015. The Company has borrowed $1.4 million on this facility as of December 31, 2014.  Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2017, with final maturity of this facility in December 2017.

During the fourth quarter of 2014, the Company entered into two additional committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities are for 5.3 million RMB and 21 million RMB, respectively, with  availability periods until June 20, 2015.  The Company has borrowed $0.3 million on the 5.3 million RMB facility as of December 31, 2014.  There were no borrowings on the 21 million RMB facility as December 31, 2014. Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2018.

As of December 31, 2014, the Company had $39.8 million in uncommitted short-term bank credit lines, of which approximately $5.6 million was in use.

Short-term borrowings as of December 31, 2014 and 2013 were $5.6 million and $5.5 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2014 was 4.1% and 4.8%, respectively.

The aggregate maturities of long-term debt are as follows: $0.3 million in 2015; $0.4 million in 2016; $0.8 million in 2017; $0.2 million in 2018, $0.0 million in 2019; and $1,468.2 million thereafter.

During 2014, 2013 and 2012, respectively, the Company incurred interest costs of $44.6 million, $3.4 million and $3.5 million including $0.6 million, $0.1million and $0.3 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

In May 2014, as a part of its acquisition of AMCOL businesses, the Company assumed AMCOL’s qualified defined benefit pension plan, supplementary pension plan (SERP) and defined contribution plan. The defined benefit pension plan covers substantially all of AMCOL’s domestic employees hired before January 1, 2004. The SERP plan provides benefit in excess of qualified plan limitation for certain employees. AMCOL’s domestic employees hired on or after January 1, 2004 participate in AMCOL’s defined contribution plan whereby the Company will make a retirement contribution into the employee’s savings plan equal to 3% of their compensation. The Company made a total contribution of $2.0 million to this plan in 2014. For more information on the AMCOL acquisition, see Note 2.

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 25% of our total benefit obligation.

The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
	(millions of dollars)
Change in benefit obligations:
Beginning projected benefit obligation	$289.5	$311.0	$9.9	$10.6
Service cost	8.9	8.4	0.4	0.6
Interest cost	14.9	11.3	0.4	0.3
Actuarial (gain)/loss	57.3	(28.0)	0.7	(1.1)
Benefits paid	(12.7)	(14.0)	(1.2)	(0.5)
Settlements	-	-		-
Acquisition	83.3	-		-
Foreign exchange impact	(7.7)	0.3	(0.1)	-
Other	0.3	0.5		-
Ending projected benefit obligation	433.8	289.5	10.1	9.9

Change in plan assets:
Beginning fair value	240.3	211.6	-	-
Actual return on plan assets	20.7	31.0		-
Employer contributions	6.4	10.9	1.2	0.5
Plan participants' contributions	0.5	0.5		-
Benefits paid	(12.7)	(14.0)	(1.2)	(0.5)
Settlements	-	-		-
Acquisition	46.3	-		-
Foreign exchange impact	(5.7)	0.3		-
Ending fair value	295.8	240.3	-	-

Funded status of the plan	$(138.0)	$(49.2)	$(10.1)	$(9.9)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
	(millions of dollars)

Current liability	$(0.8)	$(0.3)	$(0.8)	$(0.8)
Non-current liability	(137.2)	(48.9)	(9.3)	(9.1)
Recognized liability	$(138.0)	$(49.2)	$(10.1)	$(9.9)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
	(millions of dollars)

Net acturial (gain) loss	$88.4	$58.5	$(1.0)	$(1.6)
Prior service cost	1.0	2.2	(6.3)	(8.1)
Amount recognized end of year	$89.4	$60.7	$(7.3)	$(9.7)

The accumulated benefit obligation for all defined benefit pension plans was $393.3 million and $269.0 million at December 31, 2014 and 2013, respectively.

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
	(millions of dollars)

Current year acturial gain (loss)	$(34.0)	$26.1	$(0.5)	$0.7
Amortization of acturial (gain) loss	4.8	8.8	(0.1)	-
Amortization of prior service credit (gain) loss	0.6	0.6	(1.9)	(1.9)
Total recognized in other comprehensive income	$(28.6)	$35.5	$(2.5)	$(1.2)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
	(millions of dollars)
Service cost	$8.9	$8.4	$8.1	$0.4	$0.6	$0.6
Interest cost	14.9	11.3	11.6	0.4	0.3	0.4
Expected return on plan assets	(19.4)	(14.8)	(13.5)	-	-	-
Amortization of prior service cost	1.0	1.0	1.2	(3.1)	(3.1)	(3.1)
Recognized net acturial (gain) loss	7.4	13.9	13.3	(0.2)	-	(0.1)
Settlement/curtailment loss	-	-	0.2	-	-	-
Net periodic benefit cost	$12.8	$19.8	$20.9	$(2.5)	$(2.2)	$(2.2)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 estimated amortization of amounts in other accumulated comprehensive income are as follows:

	Pension Benefits	Post-Retirement Benefits
	(millions of dollars)

Amortization of prior service credit (gain) loss	$1.0	$(3.1)
Amortization of net (gain) loss	11.8	(0.1)
Total cost to be recognized	$12.8	$(3.2)

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012

Discount rate	4.39%	3.80%	4.32%
Expected return on plan assets	7.34%	7.18%	7.06%
Rate of compensation increase	3.08%	3.16%	3.11%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012

Discount rate	3.66%	4.37%	3.77%
Rate of compensation increase	3.05%	3.10%	3.14%

For 2014, 2013 and 2012, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 7% in 2014, 14% in 2013 and 9% in 2012.

The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2014 and 2013 by asset category are as follows:

Asset Category	2014	2013

Equity securities	58.2%	56.5%
Fixed income securities	32.4%	35.1%
Real estate	0.7%	0.5%
Other	8.7%	7.9%
Total	100.0%	100.0%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's pension plan fair values at December 31, 2014 and 2013 by asset category are as follows:

Asset Category	2014	2013
	(millions of dollars)
Equity securities	$172.3	$135.8
Fixed income securities	95.7	84.3
Real estate	2.2	1.1
Other	25.6	19.1
Total	295.8	240.3

The following table presents domestic and foreign pension plan assets information at December 31, 2014, 2013 and 2012 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
	2014	2013	2012	2014	2013	2012
	(millions of dollars)
Fair value of plan assets	$224.1	$170.6	$148.2	$71.7	$70.1	$63.8

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2014:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Assets Fair Value as of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Total
	(millions of dollars)

Equity securities
US equities	$132.1	$10.0	$-	$142.1
Non-US equities	22.2	8.0	-	30.2

Fixed income securities
Corporate debt instruments	62.8	32.9	-	95.7

Real estate and other
Real estate	-	1.0	1.2	2.2
Other	0.2	-	25.4	25.6
Total assets	$217.3	$51.9	$26.6	$295.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2013:

	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Pension Assets Fair Value as of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
	(millions of dollars)

Equity securities
US equities	$116.8	$-	$-	$116.8
Non-US equities	19.0	-	-	19.0

Fixed income securities
Corporate debt instruments	53.7	30.6	-	84.3

Real estate and other
Real estate	-	-	1.1	1.1
Other	-	-	19.1	19.1
Total assets	189.5	30.6	20.2	240.3

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

Real Estate and other— This class includes assets related to real estate and other assets such as insurance contracts.

Asset classified as Level 1 are valued using quoted prices on major stock exchange on which individual assets are traded. Our Level 2 assets are valued using net asset value. The net asset value is quoted on a private market that is not active; however, the unit price is based on the underlying investments that are traded on an active market. Our Level 3 assets are estimated at fair value based on the most recent financial information available for the underlying securities, which are not traded on active market, and represents significant unobservable input.

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)

Beginning balance at December 31, 2012	$18.4
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	1.8
Foreign exchange impact	0.0
Ending balance at December 31, 2013	$20.2
Acquisition	4.9
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	2.0
Foreign exchange impact	(0.5)
Ending balance at December 31, 2014	$26.6

There were no transfers in or out of Level 3 during the year ended December 31, 2014 and 2013.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions

The Company expects to contribute $12.3 million to its pension plans and $0.8 million to its other post-retirement benefit plan in 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(millions of dollars)

2015	$18.5	$0.8
2016	$20.8	$0.7
2017	$22.5	$0.7
2018	$22.6	$0.8
2019	$23.4	$0.8
2020-2024	$130.1	$4.2

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2014 was over 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401K plan) for most non-union employees in the U.S.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $2.9 million for each of the years ended December 31, 2014, 2013 and 2012. The Company also assumed AMCOL’s savings plan and contributed $2.6 million in 2014.

Note 16.  Leases

The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $19.8 million, $4.5 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2015 through 2019 and in aggregate thereafter are approximately $24.3 million, $17.0 million, $11.7 million, $8.8 million, $7.1 million, respectively, and $46.4 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $0.8 million at December 31, 2014.

Total future minimum payments to be received under direct financing leases for each of the years 2015 through 2019 and the aggregate thereafter are approximately: $0.8 million, $0.6 million, $0.6 million, $0.6 million, $0.5 million and $-- million thereafter.

Note 17.  Litigation

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 102 pending silica cases and 13 pending asbestos cases. These totals include 30 silica cases against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,394 silica cases and 39 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Two new asbestos cases were filed in the fourth quarter of 2014.

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

The Company has not settled any silica or asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases excluding the case against AMCOL / American Colloid, all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

On February 3, 2015 the Company received notice from the United States Environmental Protection Agency of alleged violations at its Canaan, Connecticut facility of reporting requirements under the Emergency Planning and Community-Right-to-Know Act.  The proposed civil penalties for these alleged violations total $163,632.  The Company has scheduled a meeting with EPA during the First Quarter to discuss resolution of these alleged violations and proposed penalties.

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks. We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States and the Company have resolved the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. In accordance with that settlement agreement, the government has paid the Company $2.3 Million. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2014.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2014.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 18.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,649,755 shares and 34,350,186 shares were outstanding at December 31, 2014 and 2013, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

On November 14, 2012, the Company’s Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock in the form of a 100-percent stock distribution payable on December 11, 2012 to shareholders of record on November 27, 2012.  The stock split resulted in an increase of 17.6 million shares of common stock outstanding.  Treasury shares were not affected by the stock split.

Cash Dividends

Cash dividends of $6.9 million or $0.20 per common share were paid during 2014. In January 2015, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2015.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2012	1,677,738	1,573,974	$27.10	252,024	$27.21
Granted	(345,696)	222,250	32.04	123,446	32.04
Exercised/vested	-	(330,158)	25.15	(102,424)	25.90
Canceled	159,932	(70,546)	27.76	(89,386)	27.08
Balance December 31, 2012	1,491,974	1,395,520	28.31	183,660	31.25
Granted	(351,995)	239,770	41.42	112,225	41.44
Exercised/vested	-	(501,222)	25.26	(61,981)	28.09
Canceled	50,985	(2,653)	37.24	(48,332)	31.59
Balance December 31, 2013	1,190,964	1,131,415	32.42	185,572	37.65
Granted	(279,184)	173,068	58.25	106,116	58.94
Exercised/vested	-	(323,636)	30.57	(61,621)	36.51
Canceled	84,806	(29,768)	41.88	(55,038)	38.73
Balance December 31, 2014	996,586	951,079	37.46	175,029	50.56

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	2014	2013
	(millions of dollars)
Cumulative foreign currency translation	$(33.4)	$17.1
Unrecognized pension costs (net of tax benefit of $41.0 in 2014 and $23.6 in 2013)	(82.1)	(51.0)
Unrealized gain (loss) on cash flow hedges (net of tax expense of $1.0 in 2014 and $1.0 in 2013)	2.6	2.6
	$(112.9)	$(31.3)

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2014			2013
	Pre-Tax Amount	Tax (Expense) Benefit)	Net-of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit)	Net-of-Tax Amount
	(millions of dollars)
Foreign currency translation adjustment	(51.5)	-	$(51.5)	$(16.5)	$-	$(16.5)

Cashflow hedges:
Unrealized gains (losses) arising during period	-	-	-	0.8	(0.3)	0.5
Reclassification of net (gains) losses to net income	-	-	-	-	-	-

Pension plans:
Net acturial gains (losses) and prior service costs arising during the period	(53.7)	19.1	(34.6)	68.6	(26.7)	41.9
Amortization of net acturial (gains) losses and prior service costs	5.2	(1.7)	3.5	(12.4)	4.8	(7.6)

Total other comprehensive income (loss)	$(100.0)	$17.4	$(82.6)	$40.5	$(22.2)	$18.3

The pre-tax amortization amounts of pension plans in the table above are included within the components of net periodic pension benefit costs (see note 15) and the related tax amounts are included within provision for taxes on income line within Consolidated Statements of Income.

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

The following is a reconciliation of asset retirement obligations as of December 31, 2014 and 2013:

	2014	2013
	(millions of dollars)
Asset retirement liability, beginning of period	$14.7	$15.0
Acquisition	9.2	-
Accretion expense	1.7	0.9
Reversals	(0.2)	(0.4)
Payments	(1.5)	(0.6)
Foreign currency translation	(0.9)	(0.2)
Asset retirement liability, end of period	$23.0	$14.7

The Company mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  The table above includes this land reclamation liability assumed in connection with the purchase of AMCOL. This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows

The current portion of the liability of approximately $2.0 million is included in other current liabilities and the long-term portion of the liability of approximately $21.0 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2014.

Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

Note 21.  Non-Controlling Interests

In May 2014, the Company acquired the remaining 20% non-controlling interest in CETCO Lining Technologies India Pvt. Ltd. (“CETCO India”), a part of our Construction Technologies operations for $2.0 million. The following table sets forth the effects of this transaction on equity attributable to MTI shareholders:

	Year Ended December 31,
	2014	2013	2012
	(millions of dollars)
Net income attributable to MTI	$92.4	$80.3	$74.1
Transfer from non-controlling interest:
Decrease in additional paid-in capital for purchase of the remaining non-controlling interest in CETCO India	(2.1)	-	-

Change from net income attributable to MTI and transfers from non-controlling interest	$90.3	$80.3	$74.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Segment and Related Information

The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its chief operating decision maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance. The Company's operating segments are strategic business units that offer different products and serve different markets. They are managed separately and require different technology and marketing strategies.

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services compared to 2 reportable segments in prior years (Specialty Minerals and Refractories).

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on the operating income of the respective business units. The costs deducted to arrive at operating profit do not include several items, such as net interest or income tax expense. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Intersegment sales and transfers are not significant.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(millions of dollars)
Net Sales
Specialty Minerals	$650.1	$669.8	$653.4
Refractories	359.7	348.4	343.4
Performance Materials	352.8	-	-
Construction Technologies	152.3	-	-
Energy Services	210.1	-	-
Total	1,725.0	1,018.2	996.8

Income from Operations
Specialty Minerals	95.8	98.4	87.7
Refractories	43.2	35.9	32.6
Performance Materials	41.0	-	-
Construction Technologies	(0.8)	-	-
Energy Services	16.3	-	-
Total	195.5	134.3	120.3

Depreciation, Depletion and Amortization
Specialty Minerals	35.6	38.6	40.8
Refractories	10.8	8.7	10.3
Performance Materials	18.7	-	-
Construction Technologies	5.8	-	-
Energy Services	13.5	-	-
Total	84.4	47.3	51.1

Segment Assets
Specialty Minerals	494.4	605.6	617.0
Refractories	357.3	378.1	355.5
Performance Materials	1,584.4	-	-
Construction Technologies	447.7	-	-
Energy Services	228.9	-	-
Total	3,112.7	983.7	972.5

Capital Expenditures
Specialty Minerals	44.4	33.6	41.0
Refractories	11.7	8.3	8.0
Performance Materials	7.3	-	-
Construction Technologies	1.0	-	-
Energy Services	16.7	-	-
Total	81.1	41.9	49.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2014	2013	2012
	(millions of dollars)
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$195.5	$134.3	$120.3
Acquisition related transaction and integration costs	(19.1)	-	-
Unallocated corporate expenses	(7.6)	(7.4)	(6.7)
Consolidated income from operations	168.8	126.9	113.6
Non-operating deductions, net	(45.8)	(3.2)	(3.0)
Income from continuing operations before provision for taxes on income	123.0	123.7	110.6

Total Assets
Total segment assets	3,112.7	983.7	972.5
Corporate assets	114.0	233.8	238.7
Consolidated total assets	3,226.7	1,217.5	1,211.2

Capital Expenditures
Total segment capital expenditures	81.1	41.9	49.0
Corporate capital expenditures	0.7	1.9	3.1
Consolidated capital expenditures	81.8	43.8	52.1

Financial information relating to the Company's operations by geographic area was as follows:

	2014	2013	2012
	(millions of dollars)
Net Sales
United States	$1,004.4	$563.5	$562.5

Canada/Latin America	90.2	70.3	72.5
Europe/Africa	407.7	269.2	248.2
Asia	222.7	115.2	113.6
Total International	720.6	454.7	434.3
Consolidated net sales	1,725.0	1,018.2	996.8

Long-Lived Assets
United States	$1,865.2	$235.2	$235.8

Canada/Latin America	18.8	12.1	14.5
Europe/Africa	136.8	64.9	69.0
Asia	144.3	60.5	67.3
Total International	299.9	137.5	150.8
Consolidated long-lived assets	2,165.1	372.7	386.6

The purchase price allocation relating to acquired long-lived assets of AMCOL is preliminary as of December 31, 2014, see Note 2. Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's sales by product category are as follows:

	2014	2013	2012
	(millions of dollars)
Paper PCC	$454.5	$480.0	$471.5
Specialty PCC	66.1	67.2	65.9
Talc	55.5	50.9	48.1
Ground Calcium Carbonate	74.0	71.7	67.9
Refractory Products	273.9	264.0	264.1
Metallurgical Products	85.8	84.4	79.3
Metalcasting	181.4	-	-
Household, Personal Care and Specialty Products	108.0	-	-
Basic Minerals and Other Products	63.4	-	-
Environmental Products	70.7	-	-
Building Materials and Other Products	81.6	-	-
Energy Services	210.1	-	-
Total	1,725.0	1,018.2	996.8

Note 23.  Quarterly Financial Data (unaudited)

	2014 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$159.7	$167.8	$163.0	$159.6
Refractories segment	84.7	91.7	90.4	92.9
Performance materials segment	-	75.8	135.6	141.4
Construction Technologies segment	-	37.2	69.1	46.0
Energy Services segment	-	48.6	85.4	76.1
Net sales	244.4	421.1	543.5	516.0

Gross profit	55.3	102.7	145.0	132.4

Income from operations	23.6	35.8	66.8	42.6

Income from continuing operations	16.3	17.6	37.6	21.9
Income (loss) from discontinued operations	-	1.8	0.2	0.1
Net income attributable to MTI	15.6	18.5	37.0	21.3

Basic earnings per share attributable to MTI shareholders:
Income from continuting operations	$0.45	$0.48	$1.07	$0.61
Loss from discontinued operations	-	0.05	-	0.01
Net income	$0.45	$0.53	$1.07	$0.62

Diluted earnings per share attributable to MTI shareholders:
Income from continuting operations	$0.45	$0.48	$1.06	$0.61
Loss from discontinued operations	-	0.05	-	-
Net income	$0.45	$0.53	$1.06	$0.61

Market price range per share of common stock:
High	$64.48	$66.50	$67.02	$77.40
Low	$48.81	$59.49	$57.14	$58.06
Close	$63.57	$65.01	$63.45	$69.45

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$166.8	$168.3	$167.4	$167.3
Refractories segment	83.6	88.5	86.8	89.5
Net sales	250.4	256.8	254.2	256.8

Gross profit	56.0	58.8	59.9	59.0

Income from operations	28.2	32.4	32.8	33.5

Income from continuing operations	20.3	22.7	22.6	23.6
Income (loss) from discontinued operations	(0.7)	(5.1)	-	-

Net income attributable to MTI	18.7	17.1	21.9	22.6

Basic earnings per share attributable to MTI shareholders:
Income from continuting operations	$0.56	$0.63	$0.63	$0.66
Loss from discontinued operations	(0.02)	(0.14)	-	-
Net income	$0.54	$0.49	$0.63	$0.66

Diluted earnings per share attributable to MTI shareholders:
Income from continuting operations	$0.55	$0.63	$0.63	$0.65
Loss from discontinued operations	(0.02)	(0.14)	-	-
Net income	$0.53	$0.49	$0.63	$0.65

Market price range per share of common stock:
High	$43.04	$43.12	$49.03	$60.40
Low	$39.54	$38.43	$42.53	$49.28
Close	$41.51	$41.34	$48.95	$60.07

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the threeyear period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the threeyear period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Minerals Technologies Inc. and subsidiary companies’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies, Inc.

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholder’s equity, cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 18, 2015

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

The Company assessed its internal control system as of December 31, 2014 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2014, its system of internal control over financial reporting was effective.

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

February 18, 2015

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses (b)	Deductions (a)	Balance at End of Period
Year ended December 31, 2014
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$1.7	2.4	(0.5)	3.6

Year ended December 31, 2013
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.8	$0.6	(2.7)	1.7

Year ended December 31, 2012
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.0	$1.0	$(0.2)	3.8

(a)	Includes impact of translation of foreign currencies.

S-1