Form 10-Q
period 2015-03-29
MINERALS TECHNOLOGIES INC
filed 2015-04-24
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2015
Common Stock, $0.10 par value	34,731,478

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(in millions, except per share data)
Product sales	$394.7	$244.4
Service revenue	58.6	-
Total net sales	453.3	244.4

Cost of goods sold	292.9	189.1
Cost of service revenue	43.8	-
Total cost of sales	336.7	189.1

Production margin	116.6	55.3

Marketing and administrative expenses	45.5	21.5
Research and development expenses	5.9	5.1
Amortization expense of intangible assets acquired	1.9	-
Acquisition related transaction and integration costs	3.4	5.1

Income from operations	59.9	23.6

Interest expense, net	(15.4)	(0.1)
Other non-operating income (deductions), net	3.2	(0.2)
Total non-operating deductions, net	(12.2)	(0.3)

Income before provision for taxes and equity in earnings	47.7	23.3
Provision for taxes on income	12.1	7.0
Equity in earnings of affiliates, net of tax	0.4	-
Consolidated net income	36.0	16.3
Less:
Net income attributable to non-controlling interests	0.9	0.7
Net income attributable to Minerals Technologies Inc. (MTI)	$35.1	$15.6

Earnings per share:

Basic earnings per share attributable to MTI	$1.01	$0.45

Diluted earnings per share attributable to MTI	$1.01	$0.45

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	34.7	34.4
Diluted	34.9	34.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Consolidated net income	$36.0	$16.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27.8)	2.1
Pension and postretirement plan adjustments	1.4	0.8
Cash flow hedges:
Net derivative gains (losses) arising during the period	-	(0.1)
Total other comprehensive income (loss), net of tax	(26.4)	2.8
Total comprehensive income including non-controlling interests	9.6	19.1
Comprehensive (income) loss attributable to non-controlling interest	1.0	(0.4)
Comprehensive income attributable to MTI	$10.6	$18.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 29, 2015*	Dec. 31, 2014**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$193.9	$249.6
Short-term investments, at cost which approximates market	2.1	0.8
Accounts receivable, net	414.8	412.6
Inventories	207.4	211.8
Prepaid expenses	27.1	25.6
Other current assets	23.8	24.2
Total current assets	869.1	924.6

Property, plant and equipment	2,153.6	2,174.2
Less accumulated depreciation and depletion	(978.1)	(992.1)
Property, plant and equipment, net	1,175.5	1,182.1
Goodwill	768.3	770.9
Intangible assets	210.2	212.1
Deferred income taxes	57.4	55.6
Other assets and deferred charges	79.0	81.4
Total assets	$3,159.5	$3,226.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.0	$5.6
Current maturities of long-term debt	0.4	0.3
Accounts payable	169.0	170.4
Other current liabilities	139.3	176.6
Total current liabilities	314.7	352.9

Long-term debt, net of unamortized discount	1,418.4	1,455.5
Deferred income taxes	313.1	314.5
Other non-current liabilities	214.3	214.9
Total liabilities	2,260.5	2,337.8

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	375.5	373.0
Retained earnings	1,225.1	1,191.8
Accumulated other comprehensive loss	(139.4)	(112.9)
Less common stock held in treasury	(593.7)	(593.7)

Total MTI shareholders' equity	872.3	863.0
Non-controlling interest	26.7	25.9
Total shareholders' equity	899.0	888.9

Total liabilities and shareholders' equity	$3,159.5	$3,226.7

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Operating Activities:

Consolidated net income	$36.0	$16.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.7	11.9
Other non-cash items	1.6	1.6
Net changes in operating assets and liabilities	(41.7)	(14.6)
Net cash provided by operating activities	19.6	15.2

Investing Activities:

Purchases of property, plant and equipment, net	(24.2)	(11.3)
Net purchases of short-term investments	(1.7)	0.7
Net cash used in investing activities	(25.9)	(10.6)

Financing Activities:

Proceeds from issuance of long-term debt	2.5	-
Repayment of long-term debt	(40.0)	(0.7)
Net issuance (repayment) of short-term debt	0.4	-
Proceeds from issuance of stock under option plan	0.8	1.7
Excess tax benefits related to stock incentive programs	0.1	0.2
Dividends paid to non-controlling interest	(0.2)	(0.3)
Cash dividends paid	(1.8)	(1.7)
Net cash provided by (used in) financing activities	(38.2)	(0.8)

Effect of exchange rate changes on cash and cash equivalents	(11.2)	(1.1)

Net increase (decrease) in cash and cash equivalents	(55.7)	2.7
Cash and cash equivalents at beginning of period	249.6	490.3
Cash and cash equivalents at end of period	$193.9	$493.0

Supplemental disclosure of cash flow information:
Interest paid	$19.9	$-
Income taxes paid	$13.5	$5.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month periods ended March 29, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Company Operations

The Company is a resource- and technology-based company that develops, produces, and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  See Note 2 to the Condensed Consolidated Financial Statements.

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.

-The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

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

In connection with the acquisition of AMCOL, the Company entered into a $1,560.0 million senior secured term loan facility (the “Term Facility”), the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing.  See Note 8 to the Condensed Consolidated Financial Statements.

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

The acquisition of AMCOL has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  As of March 29, 2015, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves including, environmental, legal, and tax matters, obligations and deferred taxes, as well as complete our review of AMCOL’s existing accounting policies.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s preliminary purchase price allocation for the AMCOL acquisition:

Preliminary Allocation
(millions of dollars)
Accounts receivable	$235.7
Inventories	157.3
Other current assets	65.0
Mineral rights	535.5
Plant, property and equipment	371.2
Goodwill	708.1
Intangible assets	214.3
Other non-current assets	51.4
Total assets acquired	$2,338.5
Accounts payable	66.4
Accrued expenses	61.6
Non-current deferred tax liability	322.3
Other non-current liabilities	85.9
Total liabilities assumed	$536.2
Net assets acquired	$1,802.3

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

The Company incurred $3.4 million and $5.1 million of acquisition-related costs during the three months ended March 29, 2015 and March 30, 2014, respectively, which are reflected within the Acquisition related transaction and integration costs line of the Condensed Consolidated Statements of Income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the three months ended March 29, 2015, and March 30, 2014, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2014. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three Months Ended
Pro Forma Results	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Net sales	$453.3	$493.8

Income before provision for taxes and equity in earnings	47.7	23.1

Consolidated net Income	36.0	16.0

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(in millions, except per share data)

Net income attributable to MTI	$35.1	$15.6

Weighted average shares outstanding	34.7	34.4
Dilutive effect of stock options and stock units	0.2	0.3
Weighted average shares outstanding, adjusted	34.9	34.7

Basic earnings (Loss) per share attributable to MTI	$1.01	$0.45

Diluted earnings (Loss) per share attributable to MTI	$1.01	$0.45

Options to purchase 245,128 shares and 160,180 shares of common stock for the three-month periods ended March 29, 2015 and March 30, 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.	Restructuring Charges

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce. The reductions include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.
At March 29, 2015, we had $11.7 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2015.
The following table is a reconciliation of our restructuring liability balance as of March 29, 2014:
(millions of dollars)
Restructuring liability, December 31, 2014	$14.6
Additional provisions	-
Cash payments	(2.9)
Restructuring liability, March 29, 2015	$11.7

Note 5.	Income Taxes

As of March 29, 2015, the Company had approximately $5.1 million of total unrecognized income tax benefits. Included in this amount were a total of $2.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million during the three months ended March 29, 2015, and had an accrued balance of $1.4 million of interest and penalties as of March 29, 2015.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Provision for taxes was $12.1 million as compared to $7.0 million in the prior year. The effective tax rate was 25.4% as compared to 30.0% in prior year. The lower effective tax rate was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

Note 6.	Inventories

The following is a summary of inventories by major category:

	Mar. 29, 2015	Dec. 31, 2014
	(millions of dollars)
Raw materials	$84.5	$85.9
Work-in-process	7.1	6.7
Finished goods	85.9	88.7
Packaging and supplies	29.9	30.5
Total inventories	$207.4	$211.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $768.3 million, and $770.9 million as of March 29, 2015 and December 31, 2014, respectively.  The net change in goodwill since December 31, 2014 was attributable to the effect of foreign exchange.

Acquired intangible assets subject to amortization were as follows:

	Mar. 29, 2015		Dec. 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(millions of dollars)
Tradenames	$191.2	$5.1	$191.2	$3.7
Technology	18.7	1.4	18.7	1.0
Patents and trademarks	6.4	4.1	6.4	4.0
Customer relationships	4.4	0.1	4.4	0.1
Customer lists	2.9	2.7	2.9	2.7
	$223.6	$13.4	$223.6	$11.5

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28  years. Estimated amortization expense is $7.9 million for 2015–2016, $7.7 million for 2017, $7.5 million for 2018-2020, and $164.2 million thereafter.

Note 8.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Mar. 29, 2015	Dec. 31, 2014
	(millions of dollars)
Term Loan Facilitydue May 9, 2021, net of unamortized discount of $13.6 and $14.2, respectively	$1,414.6	$1,454.0
China Loan Facilities	4.2	1.8

Total	$1,418.8	$1,455.8
Less: Current maturities	0.4	0.3
Long-term debt	$1,418.4	$1,455.5

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1,560 million Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).  During the first quarter of 2015, the Company repaid $40 million in principal on the Term Facility.  As of March 29, 2015, the Revolving Facility was unused.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities are for a combined 73.8 million RMB and $1.8 million with an availability period until June 20, 2015. The Company has borrowed $4.2 million on these facilities as of March 29, 2015.  Principal will be repaid in accordance with the payment schedules beginning in 2015 and ending in 2018.

As of March 29, 2015, the Company had $39.1 million in uncommitted short-term bank credit lines, of which approximately $6.0 million was in use.

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

In May 2014, as a part of its acquisition of AMCOL businesses, the Company assumed AMCOL’s qualified defined benefit pension plan and supplementary pension plan (SERP). The defined benefit pension plan covered substantially all of AMCOL’s domestic employees hired before January 1, 2004. The SERP plan provides benefit in excess of qualified plan limitation for certain employees. For more information on the AMCOL acquisition, see Note 2 to the Condensed Consolidated Financial Statements.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Service cost	$2.6	$2.0
Interest cost	3.9	3.1
Expected return on plan assets	(5.1)	(4.3)
Amortization:
Prior service cost	0.3	0.3
Recognized net actuarial loss	2.8	1.7
Net periodic benefit cost	$4.5	$2.8

	Other Benefits
	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization:
Prior service cost	(0.8)	(0.8)
Recognized net actuarial (gain)/loss	-	-
Net periodic benefit cost	$(0.6)	$(0.6)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $10.0 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2015. As of March 29, 2015, $1.0 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other postretirement benefit plans.

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.3	$1.2
Tax	(0.9)	(0.4)
Net of tax	$1.4	$0.8

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 9 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2014	$(33.4)	$(82.1)	$2.6	$(112.9)

Other comprehensive income (loss) before reclassifications	(27.9)	-	-	(27.9)
Amounts reclassified from AOCI	-	1.4	-	1.4
Net current period other comprehensive income (loss)	(27.9)	1.4	-	(26.5)
Balance as of March 29, 2015	$(61.3)	$(80.7)	$2.6	$(139.4)

Note 11.	Accounting for Asset Retirement Obligations

The Company records asset retirement obligations for situations in which the Company will be required to incur costs to retire tangible long-lived assets. The fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The Company also records liabilities related to land reclamation as a part of asset retirement obligations. The Company mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  The obligation is adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows.

The following is a reconciliation of asset retirement obligations as of March 29, 2015:

(millions of dollars)
Asset retirement liability, December 31, 2014	$23.0
Accretion expense	0.4
Reversals	(0.1)
Payments	(0.3)
Foreign currency translation	(0.3)
Asset retirement liability, March 29, 2015	$22.7

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $2.0 million is included in other current liabilities and the long-term portion of the liability of approximately $20.7 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2015.

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

The Company’s Construction Technologies segment is respondent in an arbitration requested by Bentonit Uniăo Nordeste Indústria e Comércio Ltda. (“BUN”), the Company’s joint venture partner in Brazil, alleging a breach of the joint venture agreement and claiming, among other things, damages in the amount of 34 million Brazilian real.  Written closing arguments have been submitted to the arbitration panel and the Company believes that the BUN claim is unsubstantiated.  At this time management anticipates that the amount of the Company's liability, if any, will not have a material effect on its financial position or results of operations.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 77 pending silica cases and 13 pending asbestos cases. These totals include 5 silica cases against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,419 silica cases and 42 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Three new asbestos cases and no new silica cases were filed in the first quarter of 2015.   Three asbestos cases, including the only one against AMCOL International Corporation, and twenty-five silica cases against AMCOL International Corporation were dismissed during the first quarter of 2015.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 29, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 29, 2015.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.	Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)	$	$ 25.9	$888.9

Net income	-	-	35.1	-	-		0.9	36.0
Other comprehensive income (loss)	-	-	-	(26.5)	-		0.1	(26.4)
Dividends declared	-	-	(1.8)	-	-		-	(1.8)
Dividends to non-controlling interest	-	-	-	-	-		(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	-	0.7	-	-	-		-	0.7
Income tax benefit arising from employee stock compensation plans	-	0.5	-	-	-		-	0.5
Stock based compensation	-	1.3	-	-	-		-	1.3
Balance as of March 29, 2015	$4.8	$375.5	$1,225.1	$(139.4)	$(593.7)		$26.7	$899.0

The income attributable to non-controlling interests for the three-month periods ended March 29, 2015 and March 30, 2014 was from continuing operations. The remainder of income was attributable to MTI.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.	Segment and Related Information

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services, compared to 2 reportable segments in the prior year (Specialty Minerals and Refractories).  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information is as follows:

	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Net Sales
Specialty Minerals	$154.0	$159.7
Refractories	73.9	84.7
Performance Materials	127.9	-
Construction Technologies	38.9	-
Energy Services	58.6	-
Total	$453.3	$244.4

Income from Operations
Specialty Minerals	$23.1	$21.5
Refractories	8.3	9.2
Performance Materials	23.8	-
Construction Technologies	4.1	-
Energy Services	5.8	-
Total	$65.1	$30.7

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Income from operations for reportable segments	$65.1	$30.7
Acquisition Related Transaction and Integration Costs	(3.4)	(5.1)
Unallocated corporate expenses	(1.8)	(2.0)
Consolidated income from operations	59.9	23.6
Non-operating deductions, net	(12.2)	(0.3)
Income from continuing operations before provision for taxes on income	$47.7	$23.3

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's sales by product category are as follows:
	Three Months Ended
	Mar. 29, 2015	Mar. 30, 2014
	(millions of dollars)
Paper PCC	$105.2	$112.8
Specialty PCC	16.5	16.3
Talc	13.8	13.4
Ground Calcium Carbonate	18.5	17.2
Refractory Products	58.3	63.1
Metallurgical Products	15.6	21.6
Metalcasting	65.2	-
Household, Personal Care and Specialty Products	41.8	-
Basic Minerals and Other Products	20.9	-
Environmental Products	11.4	-
Building Materials and Other Products	27.5	-
Energy Services	58.6	-
Total	$453.3	$244.4

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of March 29, 2015, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 29, 2015 and March 30, 2014, and the related condensed consolidated statements of cash flows for the three-month periods ended March 29, 2015 and March 30, 2014.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
April 24, 2015

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).The Company acquired AMCOL by completing a tender offer to purchase AMCOL’s outstanding shares of common stock and the subsequent merger of AMCOL with and into a wholly-owned subsidiary of MTI. Upon completion of the merger, AMCOL became a wholly owned direct subsidiary of MTI. Through the tender offer and the merger, the Company paid $1,519.4 million in cash to acquire all of the outstanding shares of AMCOL.  The fair value of total consideration transferred, net of cash acquired was $1,802.3 million.

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

Diluted earnings from continuing operations in the first quarter ended March 29, 2015 were $1.01 per share. Included in pre-tax income and earnings per share were $3.4 million acquisition integration costs which reduced earnings by $0.06 per share.

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

Index
Worldwide sales for the first quarter of 2015 increased 85% from the prior year to $453.3 million from $244.4 million. Sales growth was achieved primarily from the activity of the acquired business. Sales in the Specialty Minerals segment were $154.0 million, a 4 percent decrease from the prior year. In the Refractories segment, sales were $73.9 million a 13 percent decrease from the prior year.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  We signed a contract for a new 100,000-ton satellite PCC plant with the Sun Paper Group in China. This is our third commercial agreement with Sun Paper and will increase the total number of satellite PCC plants in China to 10. We began operations in March at a new 100,000-ton satellite facility with UPM  in Changshu, China in the first quarter of 2015.  Including the new contract with Sun Paper, we are currently constructing five satellite plants in China, including the recently announced 50,000 metric ton facility with Zhejiang Zhengda Paper Group Ltd that should be operational in the second quarter of 2016. This is our first on-site satellite plant that produces PCC for the coated packaging market. The total capacity being installed with these five new satellite plants is approximately 400,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products in advancing the FulFill® platform of technologies of higher filler loading.  The contribution of our FulFill® program to operating income was approximately $2.5 million in 2014. In 2015, we signed 2 commercial agreements for FulFill® with a North American paper company and with a European paper company. We presently have twenty commercial contracts for FulFill®. Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $2.3 million in the first quarter of 2015. We expected to generate on average $10 million per year over the 3 year term of the contract and have recognized $30.3 million in sales from inception through the first quarter of 2015. Our Refractories segment entered into two multi-year agreements to provide cost-per-ton (CPT) steel refractory maintenance in Europe and in India. We expect to generate on average sales of $4 million per year over the terms of these agreements. In January 2015, the Company entered into an agreement with Glencore in South Africa, where the Company mines chromite, an iron chromium oxide, for its Performance Materials segment. Under the agreement, Glencore will supply chromite products from the Glencore-Merafe joint venture that will be exclusively distributed by the Company in certain territories, including the Americas.

Long term debt as of March 29, 2015 was $1,418.4 million.  During the first quarter of 2015, we repaid $40.0 million of our long-term debt and over the last three quarters have repaid $140 million. Cash, cash equivalents and short-term investments were $196.0 million as of March 29, 2015.  Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

In addition to the integration of AMCOL and realization of the potential synergies from the acquired businesses, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2015 from its existing businesses, as follows:

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

Index
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

Index
Results of Operations

Three months ended March 29, 2015 as compared with three months ended March 30, 2014

Consolidated Income Statement Review

	Three Months Ended,		Growth
	Mar. 29 2015	Mar. 30 2014	$	%
	(Dollars in millions)
Net sales	$453.3	$244.4	$208.9	85.5%
Cost of sales	336.7	189.1	147.6	78.1%
Production margin	116.6	55.3	61.3	110.8%
Production margin %	25.7%	22.6%

Marketing and administrative expenses	45.5	21.5	24.0	111.6%
Research and development expenses	5.9	5.1	0.8	15.7%
Amortization expense of intangible assets acquired	1.9	-	1.9	*
Acquisition related transaction and integration costs	3.4	5.1	(1.7)	-33.3%
			-
Income from operations	59.9	23.6	36.3	153.8%
Operating margin %	13.2%	9.7%

Interest expense, net	(15.4)	(0.1)	(15.3)	*
Other non-operating income (deductions), net	3.2	(0.2)	3.4	*
Total non-operating deductions, net	(12.2)	(0.3)	(11.9)	*

Income before provision for taxes and equity in earnings	47.7	23.3	24.4	104.7%
Provision for taxes on income	12.1	7.0	5.1	*
Effective tax rate	25.4%	30.0%

Equity in earnings of affiliates, net of tax	0.4	-	0.4	*

Net income	36.0	16.3	19.7	120.9%
Net income attributable to non-controlling interests	0.9	0.7	0.2	28.6%
Net income attributable to Minerals Technologies Inc. (MTI)	35.1	15.6	19.5	125.0%

* Not meaningful

Index
Net Sales

	Three Months Ended Mar. 29, 2015			Three Months Ended Mar. 30, 2014
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$267.9	59.1%	99.3%	$134.4	55.0%
International	185.4	40.9%	68.5%	110.0	45.0%
Total sales	$453.3	100.0%	85.5%	$244.4	100.0%

Specialty Minerals Segment	$154.0	34.0%	-3.6%	$159.7	65.3%
Refractories Segment	73.9	16.3%	-12.8%	84.7	34.7%
Performance Materials Segment	127.9	28.2%	*	-	*
Construction Technologies Segment	38.9	8.6%	*	-	*
Energy Services Segment	58.6	12.9%	*	-	*
Total sales	$453.3	100.0%	85.5%	$244.4	100.0%

* Not meaningful

Total sales increased $208.9 million or 85.5% from the previous year to $453.3 million. The increase was from the Performance Materials, Construction Technologies and Energy Services businesses acquired in the AMCOL acquisition. Foreign exchange had an unfavorable impact on sales of $17.6 million. Sales from operations owned for more than one year decreased 6.8% mainly due to the impact of foreign exchange, decreased sales in Specialty Minerals segment resulting from  paper capacity realignments in North America, and decreased sales in the Refractories segment due to a slowdown in the steel industry.

Approximately $139.8 million of sales within United States and $85.6 million of sales within international regions relate to the acquired businesses.

Operating Costs and Expenses

Cost of sales from Specialty Minerals and Refractories segments was $176.1 million and was 77.3% of sales compared with 77.4% of sales in the prior year.  Improved productivity and cost improvements offset the impact of paper mill and paper machine shutdowns in the U.S. and weak market conditions in the Refractories Segment.

Marketing and administrative costs were $45.5 million and 10.0% of sales compared to $21.5 million and 8.8% of sales in prior year. All of the increases related to marketing and administrative costs of the acquired businesses.

Research and development expenses were $5.9 million compared to the $5.1 million in prior year. All of the increases related to research and development costs of the acquired businesses.

The Company incurred a $1.9 million charge relating to the amortization of intangible assets acquired during the three months ended March 29, 2015. The Company also incurred a $3.4 million charge and $5.1 million charge for the acquisition related transaction and integration costs during the three months ended March 29, 2015 and March 30, 2014, respectively.

Income from Operations

The Company recorded income from operations of $59.9 million as compared to $23.6 million in the prior year.  Foreign exchange had a negative impact on operating income of approximately $3.0 million or 5%. Operating income during the three months ended March 29, 2015, includes acquisition-related integration costs of $3.4 million, and operating income for the three months ended March 30, 2014, includes acquisition transaction costs of $5.1 million. Operating income was 13.2% of sales in the first quarter of 2015 compared with 9.7% of sales in 2014.

Index
Non-Operating Income (Deductions)

In May 2014, the Company entered into a $1,560 million senior secured term loan facility (the “Term Facility”) to fund the acquisition of the AMCOL business (see Note 8 to the Condensed Consolidated Financial Statements). During the last three quarters, the Company repaid $140 million of debt. The increase in debt level from last year resulted in the $15.3 million increase in interest expense.

Other non-operating income increased by $3.4 million resulting from foreign currency transaction gains recorded in the current year.

Provision for Taxes on Income

Provision for taxes on income was $12.1 million as compared to $7.0 million in prior year. The effective tax rate was 25.4% as compared to 30.0% in prior year.  The reduction in the effective tax rate during 2015 was primarily due to a change in the mix of earnings, and higher depletion deductions.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $36.0 million during the three months ended March 29, 2015 and included a $2.2 million charge, net of tax, relating to the acquisition transaction and integration costs.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	Mar. 29, 2015	Mar. 30, 2014	Growth
	(millions of dollars)
Net Sales
Paper PCC	$105.2	$112.8	$(7.6)	-6.7%
Specialty PCC	16.5	16.3	0.2	1.2%
PCC Products	$121.7	$129.1	$(7.4)	-5.7%

Talc	$13.8	$13.4	$0.4	3.0%
Ground Calcium Carbonate	18.5	17.2	1.3	7.6%
Processed Minerals Products	$32.3	$30.6	$1.7	5.6%

Total net sales	$154.0	$159.7	$(5.7)	-3.6%

Income from operations	$23.1	$21.5	$1.6	7.4%
% of net sales	15.0%	13.5%

Worldwide net sales in the Specialty Minerals segment were $154.0 million, a decrease of $5.7 million or 3.6% compared to the prior year. Foreign exchange had an unfavorable impact of $6.5 million or 4% on current year sales.

Worldwide net sales of PCC products, which is primarily used in the manufacturing process of the paper industry, decreased 5.7% to $121.7 million from $129.1 million in the prior year.  Paper PCC sales decreased 6.7% to $105.2 million primarily due to paper capacity grade realignments in North America and unfavorable foreign exchange impact of $5.7 million or 5%. Sales of Specialty PCC increased 1% over the prior year; foreign exchange had an unfavorable impact on sales of 5%.

Net sales of Processed Minerals products increased 5.6% to $32.3 million. Talc sales increased 3.0% and Ground Calcium Carbonate sales increased 7.6% primarily due to increased volumes.

Index
Income from operations for Specialty Minerals was $23.1 million compared to $21.5 million in prior year. Income from operations as a percentage of sales improved due to improved profitability in the Processed Minerals product line and good cost and expense control. Foreign exchange had an unfavorable impact on Specialty Minerals operating income of $1.4 million.

Refractories  Segment

	Three Months Ended
Refractories Segment	Mar. 29, 2015	Mar. 30, 2014	Growth
	(millions of dollars)
Net Sales
Refractory Products	$58.3	$63.1	$(4.8)	-7.6%
Metallurgical Products	15.6	21.6	(6.0)	-27.8%
Total net sales	$73.9	$84.7	$(10.8)	-12.8%

Income from operations	$8.3	$9.2	$(0.9)	-9.8%
% of net sales	11.2%	10.9%

Net sales in the Refractories segment decreased 12.8% to $73.9 million from $84.7 million in the prior year.   Foreign exchange had an unfavorable impact on sales of $5.1 million or 6 percent. Sales of refractory products and systems to steel and other industrial applications decreased 7.6% to $58.3 million primarily due to lower volumes in Europe and the negative impact of foreign exchange. Sales of metallurgical products decreased 27.8% to $15.6 million due to volume decreases in Europe and the U.S. and to the impact of unfavorable foreign exchange.

Income from operations decreased 9.8% to $8.3 million from $9.2 million in the prior year due to lower sales and to the negative impact of foreign exchange of $0.9 million, partially offset by improved productivity and better cost and expense control.

Performance Materials Segment

Performance Materials Segment	Three Months Ended Mar. 29, 2015
(millions of dollars)
Net Sales
Metalcasting	$65.2
Household, Personal Care and Specialty Products	41.8
Basic Minerals and Other Products	20.9
Total net sales	$127.9

Income from operations	$23.8
% of net sales	18.6%

The Performance Materials segment is a new segment resulting from the acquisition of AMCOL. This segment has three product lines. The Metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components.The Household, Personal Care and Specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic  Minerals and Other products contain sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications. This product line also includes sales from our internal transportation and logistics group.

Net sales were $127.9 million during the quarter ended March 29, 2015. Approximately $72.9 million sales were generated within United States and $55.0 million sales were generated internationally.

Index
Income from operations was $23.8 million and 18.6% of sales. Strong results were achieved in all three product lines in the first quarter.

Construction Technologies Segment

Construction Technologies Segment	Three Months Ended Mar. 29, 2015
(millions of dollars)
Net Sales
Environmental Products	$11.4
Building Materials and Other Products	27.5
Total net sales	$38.9

Income from operations	$4.1
% of net sales	10.5%

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

Net sales were $38.9 million during the quarter ended March 29, 2015. Approximately $21.1 million sales were generated within United States and $17.8 million sales were generated internationally.

Income from operations was $4.1 million and 10.5% of sales. The Building Materials and Other product line had a very strong first quarter in North America but was partially offset by seasonal weakness within the Environmental product line.

Energy Services Segment

Energy Services Segment	Three Months Ended Mar. 29, 2015
(millions of dollars)
Net Sales	$58.6

Income from operations	$5.8
% of net sales	9.9%

The Energy Services segment is a new segment resulting from the acquisition of AMCOL. This Segment provides products and services to the oil and gas Industry including a range of on and offshore water filtration, well testing, pipeline, coil tubing and nitrogen services primarily in the Gulf of Mexico and the surrounding onshore areas.

Net sales were $58.6 million during the quarter ended March 29, 2015. Approximately $45.8 million sales were generated within United States and $12.8 million sales were generated internationally.

Income from operations was $5.8 million and 9.9% of sales as our offshore filtration and well testing businesses performed well. However, the segment continues to aggressively reduce costs to offset the significant overcapacity in onshore oil and gas services caused by the oil price decline, particularly within coil tubing.

Index
Liquidity and Capital Resources

Cash provided from continuing operations during the three months ended March 29, 2015, was $19.6 million.  Cash flows provided from operations during the first three months of 2015 were principally used to fund capital expenditures, repayment of debt and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1,560 million Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of March 29, 2015, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During the first quarter of 2015, the Company repaid $40.0 million in principal amount of its long-term debt.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of March 29, 2015, there were no loans and  $9.2 million in  letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company had $39.2 million in uncommitted short-term bank credit lines, of which $6.0 million were in use at March 29, 2015.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. In addition, during 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities are for a combined 73.8 million RMB and $1.8 million with an availability period until June 20, 2015. The Company has borrowed $4.2 million on these facilities as of March 29, 2015. Principal will be repaid in accordance with a payment schedule beginning in 2015 and ending in 2018. We anticipate that capital expenditures for 2015 should be between $80.0 million and $100.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2015 - $0.3 million; 2016 - $0.8 million; 2017 - $1.7 million; 2018 - $1.4 million; 2019 - $0.0 million; thereafter - $1,428.2 million.

Index
On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of March 29, 2015, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. No shares were repurchased under this program during the three-months ended March 29, 2015.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended March 29, 2015, there were no material changes in the Company’s contractual obligations. For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Reporting discontinued operations and disclosures of disposals of components of an entity

In April 2014, the FASB ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations.  It requires only the disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results to be reported as discontinued operations.  This ASU also requires additional disclosures for discontinued operations and adds new disclosure requirements for individually significant dispositions that do not qualify as discontinued operations. The adoption of this ASU on January 1, 2015 did not have any impact on the Company’s consolidated financial statements as the Company has not initiated any disposals since the adoption date.

Index
Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

Interest – Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest” to simplify the presentation of debt issuance costs. The provisions of this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU does not change the recognition and measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluation the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  All of our bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates could have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $14.3 million in incremental interest charges on an annual basis.

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

The Company had no significant derivative financial instruments outstanding at March 29, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended March 29, 2015  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL International Corporation and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is in the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015. At this time, considering this case is in the discovery phase, management cannot estimate potential losses (if any) and therefore has not established any provisions.

Bentonit Uniăo Nordeste Indústria e Comércio Ltda. arbitration

The Company’s Construction Technologies segment is respondent in an arbitration requested by Bentonit Uniăo Nordeste Indústria e Comércio Ltda. (“BUN”), the Company’s joint venture partner in Brazil, alleging a breach of the joint venture agreement and claiming, among other things, damages in the amount of 34 million Brazilian real.  Written closing arguments have been submitted to the arbitration panel and the Company believes that the BUN claim is unsubstantiated.  At this time management anticipates that the amount of the Company's liability, if any, will not have a material effect on its financial position or results of operations.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 77 pending silica cases and 13 pending asbestos cases. These totals include 5 silica cases against AMCOL International Corporation and/or its subsidiary, American Colloid Company, that were pending on the date we acquired AMCOL.  To date, 1,419 silica cases and 42 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Three new asbestos cases and no new silica cases were filed in the first quarter of 2015.   Three asbestos cases, including the only one against AMCOL International Corporation, and twenty-five silica cases against AMCOL International Corporation were dismissed during the first quarter of 2015.

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

Index
The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 29, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 29, 2015.

Index
ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of March 29, 2015, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company has not repurchased any shares during the three-month period ended March 29, 2015.

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

10.1
Fifth Amendment to Employment Agreement, dated February 27, 2015, by and between Joseph C. Muscari and the Company (incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 5, 2015).

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

April 24, 2015