Form 10-Q
period 2015-06-28
MINERALS TECHNOLOGIES INC
filed 2015-08-07
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 19, 2015 34,749,436

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions, except per share data)
Product sales	$414.1	$372.5	$808.8	$616.9
Service revenue	49.3	48.6	107.9	48.6
Total net sales	463.4	421.1	916.7	665.5

Cost of goods sold	300.6	285.1	593.5	474.2
Cost of service revenue	36.6	33.3	80.4	33.3
Total cost of sales	337.2	318.4	673.9	507.5

Production margin	126.2	102.7	242.8	158.0

Marketing and administrative expenses	46.2	46.3	91.7	67.8
Research and development expenses	5.8	6.3	11.7	11.4
Amortization expense of intangible assets acquired	1.9	1.0	3.8	1.0
Acquisition related transaction and integration costs	2.7	7.3	6.1	12.4
Restructuring and other charges	16.8	6.0	16.8	6.0

Income from operations	52.8	35.8	112.7	59.4

Interest expense, net	(15.8)	(8.9)	(31.2)	(9.1)
Extinguishment of debt costs and fees	(4.5)	(5.8)	(4.5)	(5.8)
Other non-operating income (deductions), net	(0.2)	(0.3)	3.0	(0.4)
Total non-operating deductions, net	(20.5)	(15.0)	(32.7)	(15.3)

Income from continuing operations before provision for taxes and equity in earnings	32.3	20.8	80.0	44.1
Provision for taxes on income	5.3	3.4	17.4	10.5
Equity in earnings of affiliates, net of tax	0.5	0.2	0.9	0.2

Income from continuing operations, net of tax	27.5	17.6	63.5	33.8
Income from discontinued operations, net of tax	-	1.8	-	1.8
Consolidated net income	27.5	19.4	63.5	35.6
Less:
Net income attributable to non-controlling interests	0.9	0.9	1.8	1.5
Net income attributable to Minerals Technologies Inc. (MTI)	$26.6	$18.5	$61.7	$34.1

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$0.77	$0.48	$1.78	$0.94
Income from discontinued operations attributable to MTI	-	0.05	-	0.05
Basic earnings per share attributable to MTI	$0.77	$0.53	$1.78	$0.99

Diluted:
Income from continuing operations attributable to MTI	$0.76	$0.48	$1.76	$0.93
Income from discontinued operations attributable to MTI	-	0.05	-	0.05
Diluted earnings per share attributable to MTI	$0.76	$0.53	$1.76	$0.98

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	34.7	34.5	34.7	34.5
Diluted	35.0	34.8	35.0	34.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Consolidated net income	$27.5	$19.4	$63.5	$35.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2.4)	3.6	(30.3)	5.7
Pension and postretirement plan adjustments	1.5	0.8	3.0	1.7
Cash flow hedges:
Net derivative gains arising during the period	-	0.1	-	-
Total other comprehensive income, net of tax	(0.9)	4.5	(27.3)	7.4
Total comprehensive income including non-controlling interests	26.6	23.9	36.2	43.0
Comprehensive income attributable to non-controlling interest	(0.7)	(0.7)	(1.7)	(1.2)
Comprehensive income attributable to MTI	$25.9	$23.2	$34.5	$41.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2015*	December 31, 2014**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$224.5	$249.6
Short-term investments, at cost which approximates market	2.9	0.8
Accounts receivable, net	406.2	412.6
Inventories	209.0	211.8
Prepaid expenses and other current assets	59.1	49.8
Total current assets	901.7	924.6

Property, plant and equipment, less accumulated depreciation and depletion – June 28, 2015 - $1,014.9; December 31, 2014 - $992.1	1,156.9	1,182.1
Goodwill	781.7	770.9
Intangible assets	217.0	212.1
Other assets and deferred charges	144.6	137.0
Total assets	$3,201.9	$3,226.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.0	$5.6
Current maturities of long-term debt	12.7	0.3
Accounts payable	183.3	170.4
Other current liabilities	175.0	176.6
Total current liabilities	377.0	352.9

Long-term debt, net of unamortized discount	1,364.0	1,455.5
Deferred income taxes	305.6	314.5
Other non-current liabilities	227.9	214.9
Total liabilities	2,274.5	2,337.8

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	379.4	373.0
Retained earnings	1,250.0	1,191.8
Accumulated other comprehensive loss	(140.1)	(112.9)
Less common stock held in treasury	(593.7)	(593.7)

Total MTI shareholders' equity	900.4	863.0
Non-controlling interest	27.0	25.9
Total shareholders' equity	927.4	888.9

Total liabilities and shareholders' equity	$3,201.9	$3,226.7

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(millions of dollars)
Operating Activities:

Consolidated net income	$63.5	$35.6
Income from discontinued operations	-	1.8
Income from continuing operations	63.5	33.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	51.2	34.4
Impairment of assets	15.8	-
Other non-cash items	1.8	6.3
Net changes in operating assets and liabilities	(17.8)	33.0
Net cash provided by continuing operations	114.5	107.5
Net cash used in discontinued operations	-	(0.3)
Net cash provided by operating activities	114.5	107.2

Investing Activities:

Purchases of property, plant and equipment	(48.7)	(36.7)
Acquisition of business, net of cash acquired	-	(1,802.3)
Proceeds from sale of assets	1.2	7.8
Proceeds from sale of short-term investments	-	0.7
Purchases of short-term investments	(2.4)	-
Net cash used in investing activities	(49.9)	(1,830.5)

Financing Activities:

Proceeds from issuance of long-term debt	9.1	1,544.4
Debt issuance and settlement costs	-	(38.2)
Repayment of long-term debt	(90.3)	(75.0)
Net issuance (repayment) of short-term debt	0.5	(0.8)
Purchase of common shares for treasury	-	-
Proceeds from issuance of stock under option plan	1.3	2.6
Excess tax benefits related to stock incentive programs	0.3	0.4
Purchase of non-controlling interest share	-	(2.1)
Dividends paid to non-controlling interest	(0.6)	(3.3)
Cash dividends paid	(3.5)	(3.5)
Net cash provided by (used in) financing activities	(83.2)	1,424.5

Effect of exchange rate changes on cash and cash equivalents	(6.5)	(0.3)

Net decrease in cash and cash equivalents	(25.1)	(299.1)
Cash and cash equivalents at beginning of period	249.6	490.3
Cash and cash equivalents at end of period	$224.5	$191.2

Supplemental disclosure of cash flow information:
Interest paid	$35.5	$1.5
Income taxes paid	$23.7	$11.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we” or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended June 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Company Operations

The Company is a resource- and technology-based company that develops,  produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  See Note 2 to the Condensed Consolidated Financial Statements.  The prior year condensed consolidated statements of income include operational results of the acquired AMCOL business from May 9, 2014 through June 29, 2014.

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

In connection with the acquisition of AMCOL, the Company entered into a $1,560.0 million senior secured term loan facility (the “Term Facility”), the net proceeds of which, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing.  See Note 9 to the Condensed Consolidated Financial Statements.

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

The acquisition of AMCOL has been accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date.  As of May 9, 2015, the Company has completed its assessment of property, certain reserves (including environmental, legal, and tax matters), obligations and deferred taxes, as well as our review of AMCOL’s existing accounting policies. The purchase price allocation has been finalized.

          The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in 2015 to the amounts initially recorded in 2014 (measurement period adjustments).  The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and therefore, we have not retrospectively adjusted our financial statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Preliminary Allocation Previously Reported on Form 10-K as of December 2014	Increase/ Decrease	Final Allocation
	(millions of dollars)	(millions of dollars)	(millions of dollars)
Accounts receivable	$235.7	$-	$235.7
Inventories	157.3	-	157.3
Other current assets	65.0	-	65.0
Mineral rights	535.5	-	535.5
Plant, property and equipment	371.2	-	371.2
Goodwill	708.1	12.8	720.9
Intangible assets	214.3	8.8	223.1
Other non-current assets	51.4	9.2	60.6
Total assets acquired	$2,338.5	$30.8	$2,369.3
Accounts payable	66.4	-	66.4
Accrued expenses	61.6	-	61.6
Non-current deferred tax liability	322.3	1.5	323.8
Other non-current liabilities	85.9	29.3	115.2
Total liabilities assumed	$536.2	$30.8	$567.0
Net assets acquired	$1,802.3	$-	$1,802.3

The Company used the income, market, or cost approach (or a combination thereof) for the valuation, and used valuation inputs and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on the information available. The Company’s estimates related to this valuation are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors and due to the uncontrollable variability of market factors underlying them.  For example, in performing assessments of the fair value of these assets, the Company makes judgments about the future performance business of the acquired business, economic, regulatory, and political conditions affecting the net assets acquired, appropriate risk-related rates for discounting estimated future cash flows, reasonable estimates of disposal values, and market royalty rate.

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and AMCOL businesses and will be allocated to the Performance Materials and Construction Technologies segments. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $323.8 million with a corresponding increase to goodwill. The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method, a Level 3 fair value input. Plant, property and equipment were valued using the cost method adjusted for age and deterioration, also a Level 3 fair value input.

Intangible assets acquired mainly included technology and trade names. Technology was valued using relief-from royalty method, a Level 3 fair value input, with a weighted average amortization period of 12 years. Trade names were valued using multi-period excess earnings, also a Level 3 fair value input, with a weighted average amortization period of 34 years.

The Company incurred $2.7 million and $6.1 million of acquisition and integration related costs during the three and six months ended June 28, 2015, respectively, and incurred $7.3 million and $12.4 million of acquisition-related costs during the three and six months ended June 29, 2014, respectively.  These costs are reflected within the Acquisition related transaction and integration costs line of the Condensed Consolidated Statements of Income

The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses as of May 9, 2014, or 52 days for the quarter and year ended June 29, 2014; and include net sales of $161.5 million and operating income of $10.9 million generated by the acquired AMCOL businesses during the 52 days post-acquisition period.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table presents the unaudited summary of  the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 28, 2015 and the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 29, 2014, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2014. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
		Pro Forma		Pro Forma
	(millions of dollars)
Net sales	$463.4	$540.2	$916.7	$1,034.0

Income from continuing operations before provision for taxes and equity in earnings	32.3	41.8	80.0	64.9

Income from continuing operations, net of tax	27.5	28.3	63.5	44.3

The income from continuing operations before provision for taxes and equity in earnings for the three month and six months ended June 28, 2015, in the table above, includes restructuring and impairment charges of $16.8 million, extinguishment of debt costs of $4.5 million and acquisition related transaction and integration costs of $2.7 million for the three months ended June 28, 2015 and $6.1 million for the six months ended June 28, 2015.  For the pro forma prior year periods, restructuring and impairment, acquisition related transaction and integrations costs and debt extinguishment costs were excluded from income from continuing operations before provision for taxes and equity in earnings.

The income from continuing operations, net of tax, in the table above, is calculated using a tax rate of 28% for all pro forma periods. The unaudited pro forma financial information presented in the table include certain adjustments that are factually supportable, directly related to business combination, and expected to have a continuing impact. These adjustments include, but are not limited to, depreciation, depletion, and amortization expense based upon the preliminary fair value step-up of depreciable fixed assets and amortizable intangibles assets, interest expense on acquisition related debt, acquisition-related transaction and integration costs, and restructuring charges.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$26.6	$16.7	$61.7	$32.3
Income from discontinued operations	-	1.8	-	1.8
Net income	$26.6	$18.5	$61.7	$34.1

Weighted average shares outstanding	34.7	34.5	34.7	34.5

Earnings per share attributable to MTI
Continuing operations	$0.77	$0.48	$1.78	$0.94
Discontinued operations	-	0.05	-	0.05
Net income	$0.77	$0.53	$1.78	$0.99

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$26.6	$16.7	$61.7	$32.3
Income from discontinued operations	-	1.8	-	1.8
Net income	$26.6	$18.5	$61.7	$34.1

Weighted average shares outstanding	34.7	34.5	34.7	34.5
Dilutive effect of stock options and stock units	0.3	0.3	0.3	0.2
Weighted average shares outstanding, adjusted	35.0	34.8	35.0	34.7

Earnings per share attributable to MTI
Continuing operations	$0.76	$0.48	$1.76	$0.93
Discontinued operations	-	0.05	-	0.05
Net income	$0.76	$0.53	$1.76	$0.98

Options to purchase 238,505 shares and 173,068 shares of common stock for the three-month and six-month periods ended June 28, 2015 and June 29, 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.	Restructuring Charges

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce.  The reductions include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

At June 28, 2015, we had $9.6 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2015.

The following table is a reconciliation of our restructuring liability balance as of June 28, 2015:

(millions of dollars)
Restructuring liability, December 31, 2014	$14.6
Additional provisions	1.0
Cash payments	(6.0)
Restructuring liability, June 28, 2015	$9.6

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Restructuring Charges	$1.0	$6.0	$1.0	$6.0
Impairment of Assets	15.8	-	15.8	-
Total restructuring and other charges	$16.8	$6.0	$16.8	$6.0

During the second quarter of 2015, the Company incurred an impairment charge of $15.8 million for underutilized equipment which was abandoned by the Company for its Coil Tubing business, within the Energy Services segment.

Note 5.	Discontinued Operations

During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  The remaining assets at this facility are not material and will be disposed.  These operations were part of the Company's Specialty Minerals segment.

During the three and six months ended June 29, 2014, the Company reversed a facility closure accrual of $1.8 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 6.	Income Taxes

As of June 28, 2015, the Company had approximately $6.1 million of total unrecognized income tax benefits. Included in this amount were a total of $3.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.2 million and $0.3 million during the three and six months ended June 28, 2015, respectively, and had an accrued balance of $1.6 million of interest and penalties as of June 28, 2015.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Note 7.	Inventories

The following is a summary of inventories by major category:

	June 28, 2015	December 31, 2014
	(millions of dollars)
Raw materials	$80.3	$85.9
Work-in-process	6.7	6.7
Finished goods	90.8	88.7
Packaging and supplies	31.2	30.5
Total inventories	$209.0	$211.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $781.7 million, and $770.9 million as of June 28, 2015 and December 31, 2014, respectively.  The net change in goodwill since December 31, 2014 was attributable to the finalization of the accounting related to the acquisition of AMCOL and to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of June 28, 2015 and December 31, 2014 were as follows:

	Weighted Average Useful Life (Years)	June 28, 2015		December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$6.4	$191.2	$3.7
Technology	12	18.8	1.8	18.7	1.0
Patents and trademarks	17	6.4	4.2	6.4	4.0
Customer relationships	30	4.5	0.2	4.4	0.1
Customer lists	15	2.9	2.8	2.9	2.7
	28	$232.4	$15.4	$223.6	$11.5

During the six month period ended June 28, 2015, intangibles increased approximately $8.8 million relating to the finalization of the opening balance sheet.  The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $8.2 million for 2015–2016, $8.0 million for 2017, $7.8 million for 2018-2020 and $184.6 million thereafter.

Note 9.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	June 28, 2015	December 31, 2014
	(millions of dollars)
Term Loan Facility, net of unamortized discount of $12.8 million due May 9, 2021	$1,365.2	$1,454.0
China Loan Facilities	11.5	1.8
Total	$1,376.7	$1,455.8
Less: Current maturities	12.7	0.3
Long-term debt	$1,364.0	$1,455.5

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1,560 million Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility has a $1,078 million floating rate tranche and a $300 million fixed rate tranche. The maturity date for loans under the Term Facility was not changed by the amendment.  The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the amendment, loans under the variable rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.00% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The variable rate tranche of the Term Facility was issued at par and has a 1% required amortization per year.  The fixed rate tranche of the Term Facility was issued at a 0.25% discount.   The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of June 28, 2015, there were no loans and $9.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million with an availability period until June 20, 2015. The Company borrowed $11.5 million on these facilities as of June 28, 2015.  Principal will be repaid in accordance with the payment schedules beginning in 2015 and ending in 2018.

During the first half of 2015, the Company repaid $90.2 million on its Term Loan facility.

As of June 28, 2015, the Company had $38.4 million in uncommitted short-term bank credit lines, of which approximately $6.0 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Service cost	$2.7	$2.2	$5.3	$4.2
Interest cost	3.9	3.4	7.8	6.5
Expected return on plan assets	(5.0)	(4.6)	(10.1)	(8.9)
Amortization:
Prior service cost	0.3	0.3	0.6	0.6
Recognized net actuarial loss	3.0	1.7	5.7	3.4
Net periodic benefit cost	$4.9	$3.0	$9.3	$5.8

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Other Benefits
	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.1	0.2	0.2
Amortization:
Prior service cost	(0.7)	(0.8)	(1.5)	(1.6)
Recognized net actuarial (gain)/loss	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$(0.6)	$(0.7)	$(1.2)	$(1.3)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $7.2 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2015. As of June 28, 2015, $3.9 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other postretirement benefit plans.

Note 11.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.4	$1.2	$4.7	$2.4
Tax	(0.9)	(0.4)	(1.7)	(0.7)
Net of tax	$1.5	$0.8	$3.0	$1.7

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2014	$(33.4)	$(82.1)	$2.6	$(112.9)

Other comprehensive income (loss) before reclassifications	(30.2)	-	-	(30.2)
Amounts reclassified from AOCI	-	3.0	-	3.0
Net current period other comprehensive income(loss)	(30.2)	3.0	-	(27.2)
Balance as of June 28, 2015	$(63.6)	$(79.1)	$2.6	$(140.1)

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

The following is a reconciliation of asset retirement obligations as of June 28, 2015:

(millions of dollars)
Asset retirement liability, December 31, 2014	$23.0
Accretion expense	1.4
Reversals	(0.2)
Payments	(0.7)
Foreign currency translation	(0.6)
Asset retirement liability, June 28, 2015	$22.9

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $1.9 million is included in other current liabilities and the long-term portion of the liability of approximately $21.0 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 28, 2015.

Note 13.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455). We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”). During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%. In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China. After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered. The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid. The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award. The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief. The litigation is in the discovery phase. Fact discovery is currently scheduled to last through late 2015 and expert discovery is currently scheduled to last through mid-2016. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 74 pending silica cases and 13 pending asbestos cases. To date, 1,422 silica cases and 44 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Two new asbestos cases and no new silica cases were filed in the second quarter of 2015. Two asbestos cases and three silica cases were dismissed during the second quarter of 2015.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all except one allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The one exception pertains to a newly filed asbestos case against American Colloid Company.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

On February 20, 2015, a collective action lawsuit alleging a failure to comply with the Fair Labor Standards Act ("FLSA") was filed titled David Vidrine vs. CETCO Energy Services Company LLC in the U.S. District Court for the Southern District of Texas, Corpus Christie Division (“Vidrine”). We have accrued an estimate of potential damages for the Vidrine lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 28, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 28, 2015.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)	$	$ 25.9	$888.9

Net income	-	-	61.7	-	-		1.8	63.5
Other comprehensive income (loss)	-	-	-	(27.2)	-		(0.1)	(27.3)
Dividends declared	-	-	(3.5)	-	-		-	(3.5)
Dividends to non-controlling interest	-	-	-	-	-		(0.6)	(0.6)
Issuance of shares pursuant to employee stock compensation plans	-	1.3	-	-	-		-	1.3
Income tax benefit arising from employee stock compensation plans	-	0.8	-	-	-		-	0.8
Stock based compensation	-	4.3	-	-	-		-	4.3
Balance as of June 28, 2015	$4.8	$379.4	$1,250.0	$(140.1)	$(593.7)		$27.0	$927.4

The income attributable to non-controlling interests for the six-month periods ended June 28, 2015 and June 28, 2014 was from continuing operations. The remainder of income was attributable to MTI.

Note 15.	Segment and Related Information

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and six-month periods ended June 28, 2015 and June 29, 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Net Sales
Specialty Minerals	$156.5	$167.9	$310.5	$327.5
Refractories	76.4	91.6	150.3	176.4
Performance Materials	129.1	75.8	257.0	75.8
Construction Technologies	52.1	37.2	91.0	37.2
Energy Services	49.3	48.6	107.9	48.6
Total	$463.4	$421.1	$916.7	$665.5

Income from Operations
Specialty Minerals	$27.1	$23.9	$50.2	$45.4
Refractories	8.4	10.1	16.7	19.3
Performance Materials	25.5	4.3	49.3	4.3
Construction Technologies	8.3	0.7	12.4	0.7
Energy Services	(12.2)	5.9	(6.4)	5.9
Total	$57.1	$44.9	$122.2	$75.6

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Income from operations for reportable segments	$57.1	$44.9	$122.2	$75.6
Acquisition Related Transaction and Integration Costs	(2.7)	(7.3)	(6.1)	(12.4)
Unallocated corporate expenses	(1.6)	(1.8)	(3.4)	(3.8)
Consolidated income from operations	52.8	35.8	112.7	59.4
Non-operating deductions, net	(20.5)	(15.0)	(32.7)	(15.3)
Income from continuing operations before provision for taxes on income	$32.3	$20.8	$80.0	$44.1

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(millions of dollars)
Paper PCC	$104.7	$115.2	$209.9	$227.9
Specialty PCC	16.2	17.9	32.7	34.2
Talc	14.2	14.4	28.0	27.9
Ground Calcium Carbonate	21.4	20.4	39.9	37.5
Refractory Products	59.5	68.5	117.8	131.7
Metallurgical Products	16.9	23.1	32.5	44.7
Metalcasting	71.6	39.4	136.8	39.4
Household, Personal Care and Specialty Products	41.7	23.4	83.5	23.4
Basic Minerals and Other Products	15.8	13.0	36.7	13.0
Environmental Products	22.1	17.3	33.5	17.3
Building Materials and Other Products	30.0	19.9	57.5	19.9
Energy Services	49.3	48.6	107.9	48.6
Total	$463.4	$421.1	$916.7	$665.5

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of June 28, 2015, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 28, 2015 and June 29, 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 28, 2015 and June 29, 2014.  These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 7, 2015

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

The Company continued its strong financial performance in the second quarter of 2015, benefitting from the highly accretive acquisition of AMCOL in May of 2014.  Consolidated sales for the second quarter of 2015 increased 10% from the prior year to $463.4 million from $421.1 million.  Income from operations was $52.8 million as compared to $35.8 million in the prior year, an increase of 47%. Net income was $26.6 million as compared to $18.5 million in the prior year.  Diluted earnings from continuing operations in the second quarter ended June 28, 2015 were $0.76 per share. Included in pre-tax income and earnings per share were $2.7 million acquisition integration costs, $16.8 million in restructuring and impairment charges and $4.5 million relating to the repricing of our term loan, including a non-cash charge for debt modification costs as well as additional debt modification fees, all of which reduced earnings by $0.42 per share. The results of operations for quarter ended June 29, 2014 includes 52 days of results for the acquired AMCOL businesses.

The Company also continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  We are currently commissioning a new satellite PCC plant in China and have four additional satellites under construction. The total capacity being installed with these new satellite plants is approximately 300,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products in advancing the FulFill® platform of technologies of higher filler loading.  In 2015, we signed 3 commercial agreements for FulFill® with one North American paper companies, a European paper company, and a company in India. We presently have twenty one commercial contracts for FulFill®. Our agreement with United Steel Company B.S.C. (SULB), in Bahrain, which began operations in the third quarter of 2012, generated sales of $1.9 million in the second quarter of 2015. We expected to generate on average $10 million per year over the 3 year term of the contract and have recognized $32.2 million in sales from inception through the second quarter of 2015. This contract will expire at the end of the third quarter of 2015.  Our Refractories segment entered into two multi-year agreements to provide cost-per-ton (CPT) steel refractory maintenance in Europe and in India. We expect to generate on average sales of $4 million per year over the terms of these agreements.

Long term debt as of June 28, 2015 was $1,364.0 million.  During the first half of 2015, we repaid $90.2 million of our long-term debt and over the last four quarters we have repaid $190 million of our long-term debt. Cash, cash equivalents and short-term investments were $227.4 million as of June 28, 2015.  Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.

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

In addition to the integration of AMCOL and realization of the potential synergies from the acquired businesses, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2015 from its existing businesses, as follows:

Index
•	Develop multiple high-filler technologies, such as filler-fiber, under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Develop products and processes for waste management and recycling, opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process.

•	Further penetration into the packaging segment of the paper industry.

•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.

•	Expand the Company's PCC coating product line using the satellite model.

•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.

•	Increase our presence and market share in global pet care products, particularly in emerging markets.

•	Deploy new products in pet care such as lightweight litter.

•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.

•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.

•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.

•	Deploy new talc and GCC products in paint, coating and packaging applications.

•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.

•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.

•	Deploy our laser measurement technologies into new applications.

•	Expand our refractory maintenance model to other steel makers globally.

•	Increase our presence and market share in Asia and in the global powdered detergent market.

•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.

•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.

•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.

•	Increase our presence and market penetration in filtration and well testing within the Energy Services segment.

•	Increase global market share in the floating production systems and offloading (FPSO) in filtration.

•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.

•	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Index
Results of Operations

Three months ended June 28, 2015 as compared with three months ended June 29, 2014

Consolidated Income Statement Review

	Three Months Ended		Growth
	June 28, 2015	June 29, 2014%
	(Dollars in millions)
Net sales	$463.4	$421.1	10%
Cost of sales	337.2	318.4	6%
Production margin	126.2	102.7	23%
Production margin %	27.2%	24.4%

Marketing and administrative expenses	46.2	46.3	0%
Research and development expenses	5.8	6.3	-8%
Amortization expense of intangible assets acquired	1.9	1.0	90%
Acquisition related transaction and integration costs	2.7	7.3	-63%
Restructuring and other charges	16.8	6.0	180%

Income from operations	52.8	35.8	47%
Operating margin %	11.4%	8.5%

Interest expense, net	(15.8)	(8.9)	*
Extinguishment of debt cost and fees	(4.5)	(5.8)	*
Other non-operating income (deductions), net	(0.2)	(0.3)	-33%
Total non-operating deductions, net	(20.5)	(15.0)	*

Income from continuing operations before provision for taxes and equity in earnings	32.3	20.8	55%
Provision for taxes on income	5.3	3.4	*
Effective tax rate	16.4%	16.3%

Equity in earnings of affiliates, net of tax	0.5	0.2	*

Income from continuing operations, net of tax	27.5	17.6	56%
Income (loss) from discontinued operations, net of tax	-	1.8	-100%
Net income attributable to non-controlling interests	0.9	0.9	0%
Net income attributable to Minerals Technologies Inc. (MTI)	26.6	18.5	44%

* Not meaningful

Net Sales

	Three Months Ended June 28, 2015			Three Months Ended June 29, 2014
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$273.5	59.0%	12%	$243.9	58%
International	189.9	41.0%	7%	177.2	42%
Total sales	$463.4	100.0%	10%	$421.1	100%

Specialty Minerals Segment	$156.5	33.8%	-7%	$167.9	40%
Refractories Segment	76.4	16.5%	-17%	91.6	22%
Performance Materials Segment	129.1	27.9%	70%	75.8	18%
Construction Technologies Segment	52.1	11.2%	40%	37.2	9%
Energy Services Segment	49.3	10.6%	1%	48.6	12%
Total sales	$463.4	100.0%	10%	$421.1	100%

Index
Total sales increased $42.3 million or 10% from the previous year to $463.4 million.  Foreign exchange had an unfavorable impact on sales of $25.8 million or 6%.

Operating Costs and Expenses

Cost of sales was $337.2 million and 72.8% of sales as compared with $318.4 million and 75.6% of sales in the prior year. Improved productivity and cost improvements offset the impact of paper mill and paper machine shutdowns in the U.S. and weak market conditions in the Refractories Segment.

Marketing and administrative costs were $46.2 million and 10.0% of sales compared to $46.3 million and 11.0% of sales in prior year. Cost improvements relating to realization of acquisition synergies are offset by the lower costs for the acquired business in the prior year.

Research and development expenses were $5.8 million and represented 1.3 percent of sales compared with $6.3 million and 1.5 percent of sales.

The Company recorded $1.9 million relating to the amortization of intangible assets acquired and $2.7 million for transaction and integration costs during the three months ended June 28, 2015.

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce.  The reductions include elimination of corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.  The Company recorded $1.0 million in restructuring costs associated with this program in the second quarter of 2015.  In addition, the company recorded a $15.8 million charge for impairment of assets related to our Coil Tubing product line in our Energy Services segment.

Income from Operations

The Company recorded income from operations of $52.8 million as compared to $35.8 million in the prior year.  Operating income during the three months ended June 28, 2015, includes acquisition related transaction and integration costs of $2.7 million, and restructuring and other charges of approximately $16.8 million.  Operating income during the three months ended June 29, 2014, includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $7.3 million, and restructuring charges of approximately $6.0 million.

Non-Operating Income (Deductions)

In May 2014, the Company entered into a $1.56 billion Term Facility to fund the acquisition of AMCOL (see Note 9 to the Condensed Consolidated Financial Statements).  This increase in debt level from last year has resulted in an $8.9 million increase in interest expense.

In the second quarter of 2015, the Company repriced the outstanding balance of its Term Facility and recorded $4.5 million in non-cash debt modification costs and other debt modification fees.   In the second quarter of 2014, the Company recorded $5.8 million for premiums on debt extinguishment relating to the purchase of AMCOL.

Provision for Taxes on Income

Provision for taxes on income was $5.3 million as compared to $3.4 million in the prior year.  The effective tax rate was 16.4% as compared to 16.3% in prior year.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $26.6 million during the three months ended June 28, 2015 compared with $18.5 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Paper PCC	$104.7	$115.2	-9%
Specialty PCC	16.2	17.9	-9%
PCC Products	$120.9	$133.1	-9%

Talc	$14.2	$14.4	-1%
Ground Calcium Carbonate	21.4	20.4	5%
Processed Minerals Products	$35.6	$34.8	2%

Total net sales	$156.5	$167.9	-7%

Income from operations	$27.1	$23.9	13%
% of net sales	17.3%	14.2%

Worldwide sales in the Specialty Minerals segment were $156.5 million as compared with $167.9 million in the prior year, a decrease of $11.4 million of 6.8%.  Foreign exchange had an unfavorable impact of $9.1 million, or 5.4 percent.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 9.2% to $120.9 million from $133.1 million in the prior year.  Paper PCC sales decreased 9.1% to $104.7 million from $115.2 million, primarily due to the effects of foreign exchange which had an unfavorable impact on sales of $8.6 million, or 7.5 percent. Sales of Specialty PCC decreased 9.5% to $16.2 million from $17.9 million in the prior year due to lower volumes and the unfavorable effects of foreign exchange.

Net sales of Processed Minerals products increased 2.3% to $35.6 million. Talc sales decreased 1.4% and Ground Calcium Carbonate sales increased 4.9% primarily due to increased volumes.

Income from operations for Specialty Minerals was $27.1 million compared with $23.9 million in the prior year.  Income from operations as a percentage of sales improved due to improved profitability in the Processed Minerals product line as well as cost and expense control.

Refractories  Segment

	Three Months Ended
Refractories Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Refractory Products	$59.5	$68.5	-13%
Metallurgical Products	16.9	23.1	-27%
Total net sales	$76.4	$91.6	-17%

Income from operations	$8.4	$10.1	-17%
% of net sales	11.0%	11.0%

Index
Net sales in the Refractories segment decreased 16.6% to $76.4 million from $91.6 million in the prior year.   Foreign exchange had an unfavorable impact on sales of $7.3 million or 8 percent.  Sales of refractory products and systems to steel and other industrial applications decreased 13.1% to $59.5 million mainly due to lower volumes in Europe and the negative impact of foreign exchange. Sales of metallurgical products decreased 26.8% to $16.9 million due volume decreased in Europe and the U.S. and unfavorable foreign exchange.

Income from operations was decreased 16.8% to $8.4 million from $10.1 million in the prior year due to lower sales and the negative impact of foreign exchanges of $0.9 million, both partially offset by productivity improvements and cost and expense control.

Performance Materials Segment

	Three Months Ended
Performance Materials Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Metalcasting	$71.6	$39.4	82%
Household, Personal Care and Specialty Products	41.7	23.4	78%
Basic Minerals and Other products	15.8	13.0	22%
Total net sales	$129.1	$75.8	70%

Income from operations	$25.5	$4.3	493%
% of net sales	19.8%	5.7%

The Performance Materials segment has three product lines. The Metalcasting product line produces custom-blended mineral and non-mineral products using sodium and calcium bentonite or chromite to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine casting and rail car components. The Household, Personal Care and Specialty products line contains our pet litter, fabric care, health and beauty and agricultural specialty products. Basic Minerals and Other products contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial applications.  This product line also includes sales from our internal transportation and logistics group.

This segment’s operating results for the quarter ended June 29, 2014 includes 52 days of results commencing May 9, 2014.

Income from operations was $25.5 million and 19.8% of sales.  The strong margin improvement was attributable to the realization of synergies and improved productivity.

Construction Technologies Segment

	Three Months Ended
Construction Technologies Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Environmental Products	$22.1	$17.3	28%
Building Materials and Other Products	30.0	19.9	51%
Total net sales	$52.1	$37.2	40%

Income from operations	$8.3	$0.7
% of net sales	15.9%	1.9%

The Construction Technologies segment has two product lines. The Environmental product line includes bentonite based lining technologies and liquid containment products for environmental projects such as land fill and mine waste disposal sites as well as other environmental remediation applications. The Building Materials and Other Products product line includes various active and passive products for waterproofing of underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial building and construction foundations and for horizontal directional drilling applications.

Index
This segment’s operating results for the quarter ended June 29, 2014 includes 52 days of results commencing May 9, 2014.

Income from operations was $8.3 million and 15.9% of sales. The strong margin improvement was attributable to the realization of synergies and improved productivity.

Energy Services Segment

	Three Months Ended
Energy Services Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)

Net Sales	$49.3	$48.6	1%

Income from operations	$(12.2)	$5.9	*
% of net sales	*	12.1%

The Energy Services segment provides products and services to the Oil and Gas Industry including a range of on and off shore Water Filtration, Well Testing, Pipeline, Coiled Tubing and Nitrogen Services primarily in the Gulf of Mexico and the surrounding on-shore areas.

This segment’s operating results for the quarter ended June 29, 2014 includes 52 days of results commencing May 9, 2014.

Loss from operations was $12.2 million and included employee termination costs of $1.0 million and impairment of assets of $15.8 million.  The offshore filtration and well testing product lines performed well in the quarter.  However, this segment continues to experience significant overcapacity in onshore oil and gas services caused by the oil price decline, particularly within Coil Tubing.

During the third quarter, the Company has decided to exit the Coil Tubing service line due to continued losses in this product line and several factors that indicate that there will not be any significant improvement in the market in the near to medium term.  The Company began consolidating locations in the second quarter and continued to remove all possible costs to reduce the losses.  The product line had sales of $6.3 million in the second quarter of 2015.  The Company expects additional charges in the third quarter of up to $12 million due primarily to equipment lease termination costs.

Index
 Six months ended June 28, 2015 as compared with six months ended June 29, 2014

Consolidated Income Statement Review

	Six Months Ended		Growth
	June 28, 2015	June 29, 2014%
	(Dollars in millions)
Net sales	$916.7	$665.5	38%
Cost of sales	673.9	507.5	33%
Production margin	242.8	158.0	54%
Production margin %	26.5%	23.7%

Marketing and administrative expenses	91.7	67.8	35%
Research and development expenses	11.7	11.4	3%
Amortization expense of intangible assets acquired	3.8	1.0	*
Acquisition related transaction and integration costs	6.1	12.4	*
Restructuring and other charges	16.8	6.0	*

Income from operations	112.7	59.4	90%
Operating margin %	12.3%	8.9%

Interest expense, net	(31.2)	(9.1)	*
Extinguishment of debt cost and fees	(4.5)	(5.8)	*
Other non-operating income (deductions), net	3.0	(0.4)	-850%
Total non-operating deductions, net	(32.7)	(15.3)	*

Income from continuing operations before provision for taxes and equity in earnings	80.0	44.1	81%
Provision for taxes on income	17.4	10.5	*
Effective tax rate	21.8%	23.8%

Equity in earnings of affiliates, net of tax	0.9	0.2	*

Income from continuing operations, net of tax	63.5	33.8	88%
Income (loss) from discontinued operations, net of tax	-	1.8	-100%
Net income attributable to non-controlling interests	1.8	1.5	20%
Net income attributable to Minerals Technologies Inc. (MTI)	61.7	34.1	81%

* Not meaningful

Net Sales

	Six Months Ended June 28, 2015			Six Months Ended June 29, 2014
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$541.4	59.1%	43%	$378.3	57%
International	375.3	40.9%	31%	287.2	43%
Total sales	$916.7	100.0%	38%	$665.5	100%

Specialty Minerals Segment	$310.5	33.9%	-5%	$327.5	49%
Refractories Segment	150.3	16.4%	-15%	176.4	27%
Performance Materials Segment	257.0	28.0%	*	75.8	*
Construction Technologies Segment	91.0	9.9%	*	37.2	*
Energy Services Segment	107.9	11.8%	*	48.6	*
Total sales	$916.7	100.0%	38%	$665.5	76%

Total sales increased $251.2 million or 38% from the previous year to $916.7 million. Foreign exchange had an unfavorable impact on sales of $37.0 million or 5.6%.

Index
Operating Costs and Expenses

Production margin for the six months ended June 28, 2015 was $242.8 million and represented 26.5% of sales as compared with $158.0 million and 23.7% of sales in the prior year.  Production margins improved due to achievement of acquisition synergies and the Company’s ongoing Operational Excellence initiatives and productivity improvements.

Marketing and administrative costs were $91.7 million and 10.0% of sales compared to $67.8 million and 10.2% of sales in prior year. All of the increases related to the acquired businesses, partially offset by acquisition synergies achieved.

Research and development expenses were $11.7 million and represented 1.3 percent of sales for the six months ended June 28, 2015.  Research and development expenses in the prior year were $11.4 million and represented 1.7 percent of sales.   All of the increases related to the acquired businesses.

The Company incurred $3.8 million relating to the amortization of intangible assets acquired and recorded a $6.1 million charge for the transaction and integration costs during the six months ended June 28, 2015 resulting from the acquisition.  The Company also recorded restructuring and impairment charges of $16.8 million relating primarily to our Coil Tubing product line.

During the six months ended June 28, 2014, the Company recorded $6.0 million in severance-related and other restructuring charges and $12.4 million for acquisition transaction costs.

Income from Operations

The Company recorded income from operations of $112.7 million as compared to $59.4 million in the prior year.  Operating income includes acquisition integration costs of $6.1 million and restructuring and other charges of $16.8 million. Operating income in the prior year includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $12.4 million, and severance-related restructuring charges of approximately $6.0 million.

Non-Operating Income (Deductions)

In May 2014, the Company entered into a $1.56 billion Term Facility to fund the acquisition of AMCOL business (see Note 8 to the Condensed Consolidated Financial Statements). The increase in debt level from resulted in the $22.1 million increase in interest expense compared to prior year.

In the second quarter of 2015, the Company repriced the outstanding balance of its Term Facility and recorded $4.5 million in non-cash debt modification costs and other debt modification fees.   In the second quarter of 2014, the Company recorded $5.8 million for premiums on debt extinguishment relating to the purchase of AMCOL Int’l.

Other non-operating income increased by $3.4 million as compared to prior year and primarily relating to foreign exchange gains in the current year.

Provision for Taxes on Income

Provision for taxes was $17.4 million as compared to $10.5 million in the prior year.  The effective tax rate was 21.8% as compared to 23.8% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, higher depletion deductions and non-deductible acquisition costs in the prior year.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $63.5 million during the six months ended June 28, 2015 as compared with $33.8 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Six Months Ended
Specialty Minerals Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Paper PCC	$209.9	$227.9	-8%
Specialty PCC	32.7	34.2	-4%
PCC Products	$242.6	$262.1	-7%

Talc	$28.0	$27.9	0%
Ground Calcium Carbonate	39.9	37.5	6%
Processed Minerals Products	$67.9	$65.4	4%

Total net sales	$310.5	$327.5	-5%

Income from operations	$50.2	$45.4	11%
% of net sales	16.2%	13.9%

Worldwide sales in the Specialty Minerals segment were $310.5 million as compared with $327.5 million in the prior year, a decrease of 5.2%.  Foreign exchange had an unfavorable impact on sales of $15.2 million or 4.6%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 7.4% to $242.6 million from $262.1 million in the prior year.   Paper PCC sales decreased 7.9% to $209.9 million primarily due to paper capacity realignments in North America and the effects of foreign exchange. Sales of Specialty PCC decreased 4.4% to $32.7 million from $34.2 million in the prior year.

Net sales of Processed Minerals products increased 3.8% to $67.9 million from $65.4 million in the prior year. Talc sales increased slightly and Ground Calcium Carbonate sales increased 6.4% primarily due to increased volumes.

Income from operations was $50.2 million and 16.2% of net sales compared to $45.4 million and 13.9% of sales in prior year due to improved profitability in the Processesed Minerals product line and cost and expense control.

Refractories  Segment

	Six Months Ended
Refractories Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Refractory Products	$117.8	$131.7	-11%
Metallurgical Products	32.5	44.7	-27%
Total net sales	$150.3	$176.4	-15%

Income from operations	$16.7	$19.3	-13%
% of net sales	11.1%	10.9%

Net sales in the Refractories segment decreased 14.8% to $150.3 million from $176.4 million in the prior year. Foreign exchange had a negative impact on sales of $12.4 million or 7.0%.  Sales of refractory products and systems to steel and other industrial applications decreased 10.6% to $117.8 million and metallurgical products decreased 27.3% to $32.5 million. The Refractories segment decline is driven by lower steel capacity utilization in North America and Europe combined with unfavorable exchange.

Index
Income from operations was $16.7 million and 11.1% of sales as compared with $19.3 million and 10.9% of sales. The decrease in income from operations was due to lower sales and the unfavorable impact of foreign exchange, both partially offset by improved productivity and cost and expense control.

Performance Materials Segment

	Six Months Ended
Performance Materials Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Metalcasting	$136.8	$39.4	247%
Household, Personal Care and Specialty Products	$83.5	23.4
Basic Minerals and Other products	36.7	13.0	182%
Total net sales	$173.5	$75.8	129%

Income from operations	$49.3	$4.3	1047%
% of net sales	28.4%	5.7%

Construction Technologies Segment

	Six Months Ended
Construction Technologies Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)
Net Sales
Environmental Products	$33.5	$17.3	94%
Building Materials and Other Products	57.5	19.9	189%
Total net sales	$91.0	$37.2	145%

Income from operations	$12.4	$0.7	1671%
% of net sales	13.6%	1.9%

Energy Services Segments

	Six Months Ended
Energy Services Segment	June 28, 2015	June 29, 2014	Growth
	(millions of dollars)

Net Sales	$107.9	$48.6	122%

Income from operations	$(6.4)	$5.9	*
% of net sales	-5.9%	12.1%

The operating results for the Performance Materials, Construction Technologies, and Energy Services segments for the six month period ended June 29, 2014 include 52 days of results from May 9th forward.

Index
Liquidity and Capital Resources

Cash provided from operating activities in the first half of 2015 was $114.4 million.  Cash flows provided from operations in the first half of 2015 were principally used to repay debt, fund capital expenditures and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1,560 million Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of June 28, 2015, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During the first half of 2015, the Company repaid $90.2 million in principal amount of its long-term debt.

On June 23, 2015, the Company entered into an amendment to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility has a $1,078 million floating rate tranche and a $300 million fixed rate tranche. The maturity date for loans under the Term Facility was not changed by the amendment.  The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the amendment, loans under the variable rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.00% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The variable rate tranche of the Term Facility was issued at par and has a 1% required amortization per year.  The fixed rate tranche of the Term Facility was issued at a 0.25% discount.   The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of June 28, 2015, there were no loans and $9.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million with an availability period until June 20, 2015. The Company borrowed $11.5 million on these facilities as of June 28, 2015.  Principal will be repaid in accordance with the payment schedules beginning in 2015 and ending in 2018.

The Company had $38.4 million in uncommitted short-term bank credit lines, of which $6.0 million were in use at June 28, 2015.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2015 should be between $80.0 million and $100.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2015 - $6.2 million; 2016 - $13.1 million; 2017 - $15.4 million; 2018 - $14.6 million; 2019 - $10.8 million; thereafter - $1,329.5 million.

Index
On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of June 28, 2015, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended June 28, 2015, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Interest – Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest” to simplify the presentation of debt issuance costs. The provisions of this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU does not change the recognition and measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015. The Company will reclassify approximately $24 million from other long term assets to long term debt on its balance sheet at December 31, 2015.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  All of our bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $5.8 million in incremental interest charges on an annual basis.

Index
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

The Company had no significant derivative financial instruments outstanding at June 28, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 28, 2015  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL International Corporation and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455). We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”). During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%. In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China. After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered. The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid. The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award. The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief. The litigation is in the discovery phase.  Fact discovery is currently scheduled to last through late 2015 and expert discovery is currently scheduled to last through mid-2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Other

On February 20, 2015, a collective action lawsuit alleging a failure to comply with the Fair Labor Standards Act ("FLSA") was filed titled David Vidrine vs. CETCO Energy Services Company LLC in the U.S. District Court for the Southern District of Texas, Corpus Christie Division (“Vidrine”). We have accrued an estimate of potential damages for the Vidrine lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 74 pending silica cases and 13 pending asbestos cases. To date, 1,422 silica cases and 44 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Two new asbestos cases and no new silica cases were filed in the second quarter of 2015. Two asbestos cases and three silica cases were dismissed during the second quarter of 2015.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all except one allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The one exception pertains to a newly filed asbestos case against American Colloid Company.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 28, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 28, 2015.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of June 28, 2015, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company has not repurchased any shares during the three and six months period ended June 28, 2015.

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

10.1
Amendment to Credit Agreement dated as of May 9, 2014, among Minerals Technologies Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Minerals Technologies Inc. on June 23, 2015).

10.2	Third Amendment to Company Retirement Plan, as amended and restated, dated June 12. 2015
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President, Finance and Treasury,
Chief Financial Officer

August 7, 2015