Form 10-Q
period 2015-09-27
MINERALS TECHNOLOGIES INC
filed 2015-10-23
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2015
Common Stock, $0.10 par value	34,749,294

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 27, 2015 (Unaudited) and December 31, 2014	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 27, 2015 and September 28, 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Default Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signature		42

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(in millions, except per share data)
Product sales	$410.1	$458.1	$1,218.8	$1,075.0
Service revenue	40.9	85.4	148.8	134.0
Total net sales	451.0	543.5	1,367.6	1,209.0

Cost of goods sold	302.4	337.8	895.8	812.0
Cost of service revenue	29.7	60.7	110.2	94.0
Total cost of sales	332.1	398.5	1,006.0	906.0

Production margin	118.9	145.0	361.6	303.0

Marketing and administrative expenses	47.9	59.7	139.6	127.4
Research and development expenses	6.2	6.6	17.8	18.0
Amortization expense of intangible assets acquired	2.0	1.9	5.8	2.9
Acquisition related transaction and integration costs	2.4	4.2	8.5	16.7
Restructuring and other charges	10.5	5.8	27.3	11.8

Income from operations	49.9	66.8	162.6	126.2

Interest expense, net	(14.5)	(16.0)	(45.5)	(25.2)
Extinguishment of debt costs and fees	-	-	(4.5)	(5.8)
Other non-operating income (deductions), net	2.8	0.9	5.7	0.5
Total non-operating deductions, net	(11.7)	(15.1)	(44.3)	(30.5)

Income from continuing operations before provision for taxes and equity in earnings	38.2	51.7	118.3	95.7
Provision for taxes on income	8.4	14.4	25.8	24.8
Equity in earnings of affiliates, net of tax	0.5	0.3	1.4	0.6

Income from continuing operations, net of tax	30.3	37.6	93.9	71.5
Income from discontinued operations, net of tax	-	0.2	-	2.0
Consolidated net income	30.3	37.8	93.9	73.5
Less:
Net income attributable to non-controlling interests	1.1	0.8	2.9	2.4
Net income attributable to Minerals Technologies Inc. (MTI)	$29.2	$37.0	$91.0	$71.1

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$0.84	$1.07	$2.62	$2.00
Income from discontinued operations attributable to MTI	-	-	-	0.06
Basic earnings per share attributable to MTI	$0.84	$1.07	$2.62	$2.06

Diluted:
Income from continuing operations attributable to MTI	$0.83	$1.06	$2.60	$1.99
Income from discontinued operations attributable to MTI	-	-	-	0.06
Diluted earnings per share attributable to MTI	$0.83	$1.06	$2.60	$2.05

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	34.7	34.5	34.7	34.5
Diluted	35.0	34.8	35.0	34.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Consolidated net income	$30.3	$37.8	$93.9	$73.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(35.8)	(27.7)	(66.1)	(22.0)
Pension and postretirement plan adjustments	1.6	0.8	4.6	2.5
Total other comprehensive income, net of tax	(34.2)	(26.9)	(61.5)	(19.5)
Total comprehensive income including non-controlling interests	(3.9)	10.9	32.4	54.0
Comprehensive income attributable to non-controlling interest	(0.2)	(0.7)	(1.9)	(1.9)
Comprehensive income attributable to MTI	$(4.1)	$10.2	$30.5	$52.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 27, 2015 *	December 31, 2014**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$224.9	$249.6
Short-term investments, at cost which approximates market	2.9	0.8
Accounts receivable, net	385.7	412.6
Inventories	203.6	211.8
Prepaid expenses and other current assets	60.9	49.8
Total current assets	878.0	924.6

Property, plant and equipment, less accumulated depreciation and depletion – Sept. 27, 2015 - $1,015.6; December 31, 2014 - $992.1	1,125.7	1,182.1
Goodwill	789.2	770.9
Intangible assets	214.7	212.1
Other assets and deferred charges	140.9	137.0
Total assets	$3,148.5	$3,226.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.2	$5.6
Current maturities of long-term debt	2.2	0.3
Accounts payable	176.3	170.4
Other current liabilities	181.7	176.6
Total current liabilities	366.4	352.9

Long-term debt, net of unamortized discount	1,325.6	1,455.5
Deferred income taxes	310.4	314.5
Other non-current liabilities	221.4	214.9
Total liabilities	2,223.8	2,337.8

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	382.7	373.0
Retained earnings	1,277.4	1,191.8
Accumulated other comprehensive loss	(173.3)	(112.9)
Less common stock held in treasury	(593.7)	(593.7)

Total MTI shareholders' equity	897.9	863.0
Non-controlling interest	26.8	25.9
Total shareholders' equity	924.7	888.9

Total liabilities and shareholders' equity	$3,148.5	$3,226.7

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Operating Activities:

Consolidated net income	$93.9	$73.5
Income from discontinued operations	-	2.0
Income from continuing operations	93.9	71.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77.3	59.8
Impairment of assets	21.1	-
Other non-cash items	8.2	12.5
Net changes in operating assets and liabilities	(5.8)	50.5
Net cash provided by continuing operations	194.7	194.3
Net cash used in discontinued operations	-	(3.5)
Net cash provided by operating activities	194.7	190.8

Investing Activities:

Purchases of property, plant and equipment	(70.5)	(62.4)
Acquisition of business, net of cash acquired	-	(1,802.3)
Proceeds from sale of assets	4.9	8.7
Proceeds from sale of short-term investments	0.6	-
Purchases of short-term investments	(4.7)	(1.8)
Net cash used in investing activities	(69.7)	(1,857.8)

Financing Activities:

Proceeds from issuance of long-term debt	10.2	1,545.3
Debt issuance and settlement costs	-	(38.2)
Repayment of long-term debt	(140.4)	(113.2)
Net issuance (repayment) of short-term debt	1.0	(0.8)
Proceeds from issuance of stock under option plan	1.3	2.8
Excess tax benefits related to stock incentive programs	0.3	0.5
Purchase of non-controlling interest share	-	(2.1)
Dividends paid to non-controlling interest	(0.9)	(3.3)
Cash dividends paid	(5.2)	(5.2)
Net cash provided by (used in) financing activities	(133.7)	1,385.8

Effect of exchange rate changes on cash and cash equivalents	(16.0)	(6.4)

Net decrease in cash and cash equivalents	(24.7)	(287.6)
Cash and cash equivalents at beginning of period	249.6	490.3
Cash and cash equivalents at end of period	$224.9	$202.7

Supplemental disclosure of cash flow information:
Interest paid	$45.9	$18.6
Income taxes paid	$29.9	$17.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we” or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended September 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Company Operations

The Company is a resource- and technology-based company that develops,  produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.  On May 9, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  See Note 2 to the Condensed Consolidated Financial Statements.  The prior year condensed consolidated statements of income include operational results of the acquired AMCOL business from May 9, 2014 through September 28, 2014.

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

The Company incurred $2.4 million and $8.5 million of acquisition and integration related costs during the three and nine months ended September 27, 2015, respectively, and incurred $4.2 million and $16.7 million of acquisition-related costs during the three and nine months ended September 28, 2014, respectively.  These costs are reflected within the Acquisition related transaction and integration costs line of the Condensed Consolidated Statements of Income.

The accompanying Condensed Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses for the nine months ended September 28, 2014 commencing as of May 9, 2014.  The nine months ended September 28, 2014 include net sales of $451.7 million and operating income of $48.1 million generated by the acquired AMCOL businesses during the 143 days post-acquisition period.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table presents the unaudited summary of the Company’s Condensed Consolidated Statements of Income for the nine months ended September 27, 2015 and the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the nine months ended September 28, 2014, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2014. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014 Pro Forma
	(millions of dollars)
Net sales	$1,367.6	$1,582.6

Income from continuing operations before provision for taxes and equity in earnings	118.3	125.9

Income from continuing operations, net of tax	93.9	85.6

The income from continuing operations before provision for taxes and equity in earnings for the nine months ended September 27, 2015, in the table above, includes restructuring and impairment charges of $27.3 million, extinguishment of debt costs of $4.5 million and acquisition related transaction and integration costs of $8.5 million. For the pro forma prior year period, restructuring and impairment, acquisition related transaction and integrations costs and debt extinguishment costs were excluded from income from continuing operations before provision for taxes and equity in earnings.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$29.2	$36.8	$91.0	$69.1
Income from discontinued operations	-	0.2	-	2.0
Net income	$29.2	$37.0	$91.0	$71.1

Weighted average shares outstanding	34.7	34.5	34.7	34.5

Earnings per share attributable to MTI
Continuing operations	$0.84	$1.07	$2.62	$2.00
Discontinued operations	-	-	-	0.06
Net income	$0.84	$1.07	$2.62	$2.06

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$29.2	$36.8	$91.0	$69.1
Income from discontinued operations	-	0.2	-	2.0
Net income	$29.2	$37.0	$91.0	$71.1

Weighted average shares outstanding	34.7	34.5	34.7	34.5
Dilutive effect of stock options and stock units	0.3	0.3	0.3	0.3
Weighted average shares outstanding, adjusted	35.0	34.8	35.0	34.8

Earnings per share attributable to MTI
Continuing operations	$0.83	$1.06	$2.60	$1.99
Discontinued operations	-	-	-	0.06
Net income	$0.83	$1.06	$2.60	$2.05

Options to purchase 395,545 shares and 173,068 shares of common stock for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.	Restructuring Charges

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce.  The reductions include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

At September 27, 2015, we had $7.0 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of March 2016.

The following table is a reconciliation of our restructuring liability balance as of September 27, 2015:

(millions of dollars)
Restructuring liability, December 31, 2014	$14.6
Additional provisions	6.2
Cash payments	(10.9)
Other adjustments	(2.9)
Restructuring liability, Sept. 27, 2015	$7.0

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014

Restructuring Charges	$5.2	$5.8	$6.2	$11.8
Impairment of Assets	5.3	-	21.1	-
Total restructuring and other charges	$10.5	$5.8	$27.3	$11.8

During the third quarter and first nine months of 2015, the Company incurred impairment charges of $5.3 million and $21.1 million, respectively, for underutilized equipment which was abandoned by the Company for its Coiled Tubing business, within the Energy Services segment.  During the third quarter and first nine months of 2015, the Company recorded restructuring charges of $5.2 million and $6.2 million, respectively, for lease termination costs, reduction in force, and inventory write-offs associated with exiting the Coiled Tubing service line and restructuring other on-shore service lines within the Energy Services segment.

Note 5.	Discontinued Operations

During the second quarter of 2013, the Company ceased its operations at its Paper PCC merchant plant in Walsum, Germany and reclassified such operations as discontinued.  These operations were part of the Company's Specialty Minerals segment.

During the nine months ended September 28, 2014, the Company reversed a facility closure accrual of $1.8 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 6.	Income Taxes

As of September 27, 2015, the Company had approximately $6.2 million of total unrecognized income tax benefits. Included in this amount were a total of $3.7 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.1 million and $0.4 million during the three and nine months ended September 27, 2015, respectively, and had an accrued balance of $1.7 million of interest and penalties as of September 27, 2015.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2007.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7.	Inventories

The following is a summary of inventories by major category:

	Sept. 27, 2015	December 31, 2014
	(millions of dollars)
Raw materials	$79.3	$85.9
Work-in-process	5.7	6.7
Finished goods	88.3	88.7
Packaging and supplies	30.3	30.5
Total inventories	$203.6	$211.8

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $789.2 million, and $770.9 million as of September 27, 2015 and December 31, 2014, respectively.  The net change in goodwill since December 31, 2014 was attributable to the finalization of the accounting related to the acquisition of AMCOL and to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of September 27, 2015 and December 31, 2014 were as follows:

		September 27, 2015		December 31, 2014
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$8.0	$191.2	$3.7
Technology	12	18.8	2.2	18.7	1.0
Patents and trademarks	17	6.4	4.3	6.4	4.0
Customer relationships	30	4.5	0.5	4.4	0.1
Customer lists	15	2.9	2.8	2.9	2.7
	28	$232.4	$17.8	$223.6	$11.5

During the nine month period ended September 27, 2015, intangible assets increased approximately $8.8 million relating to the finalization of the AMCOL opening balance sheet.  The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $8.2 million for 2015–2016, $8.0 million for 2017, $7.8 million for 2018-2020 and $184.6 million thereafter.

Note 9.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Sept. 27, 2015	December 31, 2014
	(millions of dollars)
Term Loan Facility, net of unamortized discount of $12.2 million due May 9, 2021	$1,315.8	$1,454.0
China Loan Facilities	12.0	1.8
Total	$1,327.8	$1,455.8
Less: Current maturities	2.2	0.3
Long-term debt	$1,325.6	$1,455.5

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of September 27, 2015, there were no loans and $9.3 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million. During the third quarter of 2015, the Company entered into an additional committed loan facility for the funding of these facilities. The loan facility is for 27.8 million RMB.  As of September 27, 2015, the Company has borrowed, on a combined basis, $13.3 million on these facilities, of which $12.1 is outstanding.  Principal will be repaid in accordance with the payment schedules beginning in 2015 and ending in 2019.

During the first nine months of 2015, the Company repaid $140.2 million on its Term Loan facility.

As of September 27, 2015, the Company had $35.4 million in uncommitted short-term bank credit lines, of which approximately $6.2 million was in use.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Service cost	$2.8	$2.1	$8.1	$6.5
Interest cost	3.7	4.0	11.6	10.8
Expected return on plan assets	(4.9)	(5.0)	(14.9)	(14.2)
Amortization:
Prior service cost	0.1	0.3	0.6	0.9
Recognized net actuarial loss	3.2	1.9	8.9	5.4
Net periodic benefit cost	$4.9	$3.3	$14.3	$9.4

	Other Benefits
	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Service cost	$0.1	$-	$0.3	$0.3
Interest cost	0.1	0.1	0.3	0.3
Amortization:
Prior service cost	(0.7)	(0.8)	(2.3)	(2.3)
Recognized net actuarial (gain)/loss	(0.1)	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$(0.6)	$(0.8)	$(1.8)	$(1.9)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $9.0 million to its pension plans and $1.0 million to its other postretirement benefit plans in 2015. As of September 27, 2015, $7.2 million has been contributed to the pension plans and approximately $0.3 million has been contributed to the other postretirement benefit plans.

Note 11.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.5	$1.3	$7.1	$3.8
Tax	(0.9)	(0.5)	(2.5)	(1.3)
Net of tax	$1.6	$0.8	$4.6	$2.5

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2014	$(33.4)	$(82.1)	$2.6	$(112.9)

Other comprehensive income (loss) before reclassifications	(65.0)	-	-	(65.0)
Amounts reclassified from AOCI	-	4.6	-	4.6
Net current period other comprehensive income(loss)	(65.0)	4.6	-	(60.4)
Balance as of September 27, 2015	$(98.4)	$(77.5)	$2.6	$(173.3)

Note 12.	Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of September 27, 2015:

(millions of dollars)
Asset retirement liability, December 31, 2014	$23.0
Accretion expense	2.5
Reversals	(0.5)
Payments	(1.5)
Foreign currency translation	(1.3)
Asset retirement liability, September 27, 2015	$22.2

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $1.8 million is included in other current liabilities and the long-term portion of the liability of approximately $20.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 27, 2015.

Note 13.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455). We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”). During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%. In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China. After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered. The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid. The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award. The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief. The litigation is in the discovery phase. Fact discovery is currently scheduled to last through January 2016 and expert discovery is currently scheduled to last through mid-2016. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 31 pending silica cases and 12 pending asbestos cases. To date, 1,464 silica cases and 46 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case and no new silica cases were filed in the third quarter of 2015. Two asbestos cases and 43 silica cases were dismissed during the third quarter of 2015.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 27, 2015.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 27, 2015.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 14.	Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)	$	$ 25.9	$888.9

Net income	-	-	91.0	-	-		2.9	93.9
Other comprehensive income (loss)	-	-	-	(60.4)	-		(1.1)	(61.5)
Dividends declared	-	-	(5.4)	-	-		-	(5.4)
Dividends to non-controlling interest	-	-	-	-	-		(0.9)	(0.9)
Issuance of shares pursuant to employee stock compensation plans	-	1.3	-	-	-		-	1.3
Income tax benefit arising from employee stock compensation plans	-	0.8	-	-	-		-	0.8
Stock based compensation	-	7.6	-	-	-		-	7.6
Balance as of September 27, 2015	$4.8	$382.7	$1,277.4	$(173.3)	$(593.7)		$26.8	$924.7

The income attributable to non-controlling interests for the nine-month periods ended September 27, 2015 and September 28, 2014 was from continuing operations. The remainder of income was attributable to MTI.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 15.	Segment and Related Information

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and nine-month periods ended September 27, 2015 and September 28, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Net Sales
Specialty Minerals	$156.5	$163.0	$466.9	$490.5
Refractories	77.4	90.4	227.7	266.8
Performance Materials	126.5	135.6	383.5	211.4
Construction Technologies	49.7	69.1	140.7	106.3
Energy Services	40.9	85.4	148.8	134.0
Total	$451.0	$543.5	$1,367.6	$1,209.0

Income from Operations
Specialty Minerals	$25.0	$26.0	$75.2	$71.4
Refractories	7.9	9.7	24.5	29.0
Performance Materials	22.7	18.7	72.0	23.0
Construction Technologies	6.1	8.3	18.5	9.0
Energy Services	(7.9)	10.2	(14.2)	16.1
Total	$53.8	$72.9	$176.0	$148.5

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Income from operations for reportable segments	$53.8	$72.9	$176.0	$148.5
Acquisition Related Transaction and Integration Costs	(2.4)	(4.2)	(8.5)	(16.7)
Unallocated corporate expenses	(1.5)	(1.9)	(4.9)	(5.6)
Consolidated income from operations	49.9	66.8	162.6	126.2
Non-operating deductions, net	(11.7)	(15.1)	(44.3)	(30.5)
Income from continuing operations before provision for taxes on income	$38.2	$51.7	$118.3	$95.7

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2015	Sept. 28, 2014	Sept. 27, 2015	Sept. 28, 2014
	(millions of dollars)
Paper PCC	$106.1	$113.4	$315.9	$341.3
Specialty PCC	15.8	16.5	48.5	50.7
Talc	13.9	13.8	41.9	41.7
Ground Calcium Carbonate	20.7	19.3	60.6	56.8
Refractory Products	60.5	69.7	178.3	201.4
Metallurgical Products	16.9	20.7	49.4	65.4
Metalcasting	63.4	70.0	200.3	109.4
Household, Personal Care and Specialty Products	43.0	42.8	126.6	66.2
Basic Minerals and Other Products	20.1	22.8	56.6	35.8
Environmental Products	21.7	34.5	55.2	51.8
Building Materials and Other Products	28.0	34.6	85.5	54.5
Energy Services	40.9	85.4	148.8	134.0
Total	$451.0	$543.5	$1,367.6	$1,209.0

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of September 27, 2015, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2015 and September 28, 2014.  These condensed consolidated financial statements are the responsibility of the Company's management.

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
October 23, 2015

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

The 2014 acquisition of AMCOL continues to be highly accretive.  All of our business segments, other than Energy Services, recorded double-digit operating margins.  Consolidated sales for the third quarter of 2015 were $451.0 million, down 17% from the $543.5 million in the prior year.  Foreign exchange had a negative impact on sales of $27.6 million, or 5 percent.   The Company’s exit from the Coiled Tubing service line of the Energy Services segment in early August 2015 reduced consolidated sales for the third quarter by an additional $17.4 million or 3 percent as compared with the prior year. Income from operations was $49.9 million as compared with $66.8 million in the prior year, a decline of 25%. The combined unfavorable impact on operating income of foreign exchange and the exit from the Coiled Tubing service line was $6.7 million. Net income was $29.2 million as compared to $37.0 million in the prior year.  Diluted earnings from continuing operations in the third quarter ended September 27, 2015 were $0.83 per share.

During the third quarter of 2015, the Company exited its Coiled Tubing service line and  restructured its other on-shore service lines within the Energy Services segment due to continued losses indications that there will not be any significant improvement in the market in the near to medium term.  Included in pre-tax income and earnings per share were $2.4 million acquisition integration costs and $10.5 million in restructuring and impairment charges related to lease termination costs, inventory write-offs and impairment of assets from the exit from the Coiled Tubing and other on-shore service lines, which reduced earnings by $0.23 per share.

The Company continued to execute on its growth strategies of geographic expansion and new product innovation and development.  We are currently commissioning two new satellite PCC plants in China and have three additional satellites under construction. The total capacity being installed with these three new satellite plants is approximately 215,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products in advancing the FulFill® platform of technologies of higher filler loading.  In 2015, we signed 5 commercial agreements for FulFill® with two North American paper companies, a European paper company, and two companies in Asia. We presently have twenty three commercial contracts for FulFill®. Our three-year term refractory maintenance agreement with United Steel Company B.S.C. (SULB), in Bahrain is due to expire in the fourth quarter. We recorded sales to SULB of $2.1 million in the third quarter and $6.3 million during the nine months ended September 27, 2015. Our Refractories segment entered into two multi-year agreements in 2014 to provide cost-per-ton (CPT) steel refractory maintenance in Europe and in India. We recorded sales of approximately $0.6 million in third quarter and $1.8 million during the nine months ended September 27, 2015. These agreements are due to expire in 2016.

Long term debt as of September 27, 2015 was $1,325.6 million.  During the third quarter and first nine months of 2015, we repaid $50 million and $140.2 million of our term loan debt, respectively. Since the acquisition of AMCOL, we have repaid over $240 million of our long-term debt. Cash, cash equivalents and short-term investments were $228 million as of September 27, 2015.  Our intention continues to be to use excess cash flow to repay debt and to de-lever as quickly as possible.

Index
Outlook

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

Index
Results of Operations

Three months ended September 27, 2015 as compared with three months ended September 28, 2014

Consolidated Income Statement Review

	Three Months Ended		Growth
	Sept. 27, 2015	Sept. 28, 2014%
	(Dollars in millions)
Net sales	$451.0	$543.5	-17%
Cost of sales	332.1	398.5	-17%
Production margin	118.9	145.0	-18%
Production margin %	26.4%	26.7%

Marketing and administrative expenses	47.9	59.7	-20%
Research and development expenses	6.2	6.6	-6%
Amortization expense of intangible assets acquired	2.0	1.9	5%
Acquisition related transaction and integration costs	2.4	4.2	-43%
Restructuring and other charges	10.5	5.8	81%

Income from operations	49.9	66.8	-25%
Operating margin %	11.1%	12.3%

Interest expense, net	(14.5)	(16.0)	*
Extinguishment of debt cost and fees	-	-	*
Other non-operating income (deductions), net	2.8	0.9	211%
Total non-operating deductions, net	(11.7)	(15.1)	*

Income from continuing operations before provision for taxes and equity in earnings	38.2	51.7	-26%
Provision for taxes on income	8.4	14.4	*
Effective tax rate	22.0%	27.9%

Equity in earnings of affiliates, net of tax	0.5	0.3	*

Income from continuing operations, net of tax	30.3	37.6	-19%
Income (loss) from discontinued operations, net of tax	-	0.2	-100%
Net income attributable to non-controlling interests	1.1	0.8	38%
Net income attributable to Minerals Technologies Inc. (MTI)	29.2	37.0	-21%

*	Not meaningful

Index
Net Sales

	Three Months Ended September 27, 2015		% Growth	Three Months Ended September 28, 2014
	Net Sales	% of Total Sales		Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$264.9	58.7%	-19%	$326.3	60%
International	186.1	41.3%	-14%	217.2	40%
Total sales	$451.0	100.0%	-17%	$543.5	100%

Specialty Minerals Segment	$156.5	34.7%	-4%	$163.0	30%
Refractories Segment	77.4	17.2%	-14%	90.4	17%
Performance Materials Segment	126.5	28.0%	-7%	135.6	25%
Construction Technologies Segment	49.7	11.0%	-28%	69.1	13%
Energy Services Segment	40.9	9.1%	-52%	85.4	16%
Total sales	$451.0	100.0%	-17%	$543.5	100%

Total sales decreased $92.5 million or 17% from the previous year to $451.0 million.  Foreign exchange had an unfavorable impact on sales of $27.6 million or 5 percent. The exit from the Coiled Tubing service line in early August reduced consolidated sales by an additional $17.4 million or 3 percent.

Operating Costs and Expenses

Cost of sales was $332.1 million and 73.6% of sales as compared with $398.5 million and 73.3% of sales in the prior year. Improved productivity and cost improvements in the Performance Materials and Specialty Minerals segments offset the weak market conditions in the Energy Services and Refractories Segments.

Marketing and administrative costs were down 20% to $47.9 million and were 10.6% of sales as compared to $59.7 million and 11.0% of sales in prior year primarily due to cost improvements relating to realization of acquisition synergies.

Research and development expenses were $6.2 million and represented 1.4 percent of sales compared with $6.6 million and 1.2 percent of sales in the prior year.

The Company recorded $2.0 million relating to the amortization of intangible assets acquired and $2.4 million for transaction and integration costs during the three months ended September 27, 2015.

During the third quarter of 2015, the Company incurred lease termination costs, inventory write-offs, and other restructuring charges of $10.5 million relating to the exit from its Coiled Tubing product line and restructuring other domestic on-shore service lines, within the Energy Service segment.  This product line has continued to experience deteriorating financial performance as a result of the significant reduction in oil prices and overcapacity in the on-shore oil services market.

Income from Operations

The Company recorded income from operations of $49.9 million as compared to $66.8 million in the prior year.  The combined unfavorable impact on operating income of foreign exchange and the exit from Coiled Tubing was $6.7 million. Operating income during the three months ended September 27, 2015, includes acquisition related transaction and integration costs of $2.4 million, and restructuring and other charges of approximately $10.5 million.  Operating income during the three months ended September 28, 2014, includes acquisition related transaction and integration costs of $4.2 million, and restructuring charges of $5.8 million.

Non-Operating Income (Deductions)

Net other deductions were declined 23% to $11.7 million for the three months ended September 27, 2015 as compared with $15.1 million in the prior year.  This decline relates to lower interest expense in the current quarter due to debt repayment and higher foreign exchange gains as compared with the prior year.

Index
Provision for Taxes on Income

Provision for taxes on income was $8.4 million as compared to $14.4 million in the prior year.  The effective tax rate was 22.1% as compared to 27.9% in prior year. The lower effective tax rate was primarily due to a change in the mix of earnings and non-deductible acquisition costs in the prior year.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $30.3 million during the three months ended September 27, 2015 compared with $37.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Paper PCC	$106.1	$113.4	-6%
Specialty PCC	15.8	16.5	-4%
PCC Products	$121.9	$129.9	-6%

Talc	$13.9	$13.8	1%
Ground Calcium Carbonate	20.7	19.3	7%
Processed Minerals Products	$34.6	$33.1	5%

Total net sales	$156.5	$163.0	-4%

Income from operations	$25.0	$26.0	-4%
% of net sales	16.0%	16.0%

Worldwide sales in the Specialty Minerals segment were $156.5 million as compared with $163.0 million in the prior year, a decrease of $6.5 million or 4%.  Foreign exchange had an unfavorable impact of $9.6 million, or 6 percent.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 6% to $121.9 million from $129.9 million in the prior year.  Paper PCC sales decreased 6% to $106.1 million from $113.4 million, primarily due to the effects of foreign exchange which had an unfavorable impact on sales of $8.9 million, or 8 percent.  Paper PCC volumes grew 3 percent from prior year, primarily due to the start-up of three new facilities in China.  Sales of Specialty PCC decreased 4% to $15.8 million from $16.5 million in the prior year due to the unfavorable effects of foreign exchange.

Net sales of Processed Minerals products increased 5% to $34.6 million. Talc sales increased approximately 1 % and Ground Calcium Carbonate sales increased 7% primarily due to increased volumes.

Income from operations for Specialty Minerals was $25.0 million compared with $26.0 million in the prior year and remained flat at 16.0% of sales.  Operating income was negatively affected by foreign exchange.

Index
Refractories  Segment

	Three Months Ended
Refractories Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Refractory Products	$60.5	$69.7	-13%
Metallurgical Products	16.9	20.7	-18%
Total net sales	$77.4	$90.4	-14%

Income from operations	$7.9	$9.7	-19%
% of net sales	10.2%	10.7%

Net sales in the Refractories segment decreased 14% to $77.4 million from $90.4 million in the prior year.   Foreign exchange had an unfavorable impact on sales of $6.9 million or 8 percent.  The remaining sales decrease was primarily due to lower volumes stemming from continued weak global steel demand.

Income from operations decreased 19% to $7.9 million from $9.7 million in the prior year due to lower sales and the negative impact of foreign exchange.

Performance Materials Segment

	Three Months Ended
Performance Materials Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Metalcasting	$63.4	$70.0	-9%
Household, Personal Care and Specialty Products	43.0	42.8	0%
Basic Minerals and Other products	20.1	22.8	-12%
Total net sales	$126.5	$135.6	-7%

Income from operations	$22.7	$18.7	21%
% of net sales	17.9%	13.8%

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

Net sales in the Performance Materials segment decreased 7% to $126.5 million in the third quarter of 2015 as compared with $135.6 million in the prior year.   Foreign exchange had a negative impact on sales of $4.4 million or 3 percentage points.  Sales in the Metalcasting product line decreased 9% to $63.4 million from $70.0 million in the prior year.  The sales decrease in this product line was primarily due to weakness in the agricultural sector, particularly in the U.S., and extended foundry outages in China due to the recent slowdown in the automotive industry.  Sales in Household, Personal Care and Specialty Products were $43.0 million, approximately the same as the prior year.  However, Pet Care product sales increased 15%, Personal Care products increased 32% and Fabric Care sales in Asia increased significantly. This sales growth was primarily offset by lower Fabric Care sales in Europe. Sales in the Basic Minerals and Other Products product line declined 12% to $20.1 million from $22.8 million in the prior year, primarily attributable to lower drilling fluids sales due to lower oil prices and continued weak oil and gas drilling activities.

Index
Income from operations was $22.7 million and 17.9% of sales as compared with $18.7 million and 13.8% in the prior year.  The strong margin improvement was attributable to improved productivity and cost controls.

Construction Technologies Segment

	Three Months Ended
Construction Technologies Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Environmental Products	$21.7	$34.5	-37%
Building Materials and Other Products	28.0	34.6	-19%
Total net sales	$49.7	$69.1	-28%

Income from operations	$6.1	$8.3	-27%
% of net sales	12.3%	12.0%

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

Net sales for the Construction Technologies segment declined 28% to $49.7 million as compared with $69.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of $3.8 million, or 6%.  Sales in the Environmental products product line declined 37% to $21.7 million from $34.5 million in the prior year.   Sales for the Building Materials and Other Products product line declined 19% to $28.0 million from $34.6 million in the prior year.  Income from operations was $6.1 million and 12.3% of sales as compared with $8.3 million and 12.0% of sales in the prior year.   Sales and operating income in this business segment were affected by fewer large projects as compared to last year.

Energy Services Segment

	Three Months Ended
Energy Services Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)

Net Sales	$40.9	$85.4	-52%

Income from operations	$(7.9)	$10.2	*
% of net sales	*	11.9%

*	Not meaningful

The Energy Services segment provides products and services to the Oil and Gas Industry including a range of on and off shore Water Filtration, Well Testing, Pipeline, and Nitrogen Services primarily in the Gulf of Mexico and the surrounding on-shore areas. During the third quarter, the Company determined to exit the Coiled Tubing service line due to continued losses in this service line and indications that there will not be any significant improvement in the market in the near to medium term.

Net sales for Energy Services declined 52 % to $40.9 million in the current year as compared with $85.4 million in the prior year.  The exit from the Coiled Tubing service line in early August reduced sales by $17.4 million or 20 percent, as compared to the prior year.  In addition, foreign exchange had a negative impact on sales of $2.8 million or 3 percent.  This segment continues to experience pressure due to weak market conditions in the oil and gas sector.

Index
Loss from operations was $7.9 million and included severance costs, lease termination costs, inventory write-offs and asset impairment charges aggregating $10.5 million.

Nine months ended September 27, 2015 as compared with nine months ended September 28, 2014

Consolidated Income Statement Review

	Nine Months Ended		Growth
	Sept. 27, 2015	Sept. 28, 2014%
	(Dollars in millions)
Net sales	$1,367.6	$1,209.0	13%
Cost of sales	1,006.0	906.0	11%
Production margin	361.6	303.0	19%
Production margin %	26.4%	25.1%

Marketing and administrative expenses	139.6	127.4	10%
Research and development expenses	17.8	18.0	-1%
Amortization expense of intangible assets acquired	5.8	2.9	100%
Acquisition related transaction and integration costs	8.5	16.7	-49%
Restructuring and other charges	27.3	11.8	*

Income from operations	162.6	126.2	29%
Operating margin %	11.9%	10.4%

Interest expense, net	(45.5)	(25.2)	81%
Extinguishment of debt cost and fees	(4.5)	(5.8)	-22%
Other non-operating income (deductions), net	5.7	0.5	*
Total non-operating deductions, net	(44.3)	(30.5)	*

Income from continuing operations before provision for taxes and equity in earnings	118.3	95.7	24%
Provision for taxes on income	25.8	24.8	4%
Effective tax rate	21.8%	25.9%

Equity in earnings of affiliates, net of tax	1.4	0.6	*

Income from continuing operations, net of tax	93.9	71.5	31%
Income (loss) from discontinued operations, net of tax	-	2.0	-100%
Net income attributable to non-controlling interests	2.9	2.4	21%
Net income attributable to Minerals Technologies Inc. (MTI)	91.0	71.1	28%

*	Not meaningful

Index
Net Sales

	Nine Months Ended September 27, 2015		% Growth	Nine Months Ended September 28, 2014
	Net Sales	% of Total Sales		Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$806.3	59.0%	14%	$704.6	58%
International	561.3	41.0%	11%	504.4	42%
Total sales	$1,367.6	100.0%	13%	$1,209.0	100%

Specialty Minerals Segment	$466.9	34.1%	-5%	$490.5	41%
Refractories Segment	227.7	16.6%	-15%	266.8	22%
Performance Materials Segment	383.5	28.0%	81%	211.4	17%
Construction Technologies Segment	140.7	10.3%	32%	106.3	9%
Energy Services Segment	148.8	10.9%	11%	134.0	11%
Total sales	$1,367.6	100.0%	13%	$1,209.0	100%

As a result of the acquisition of AMCOL on May 9, 2014, the financial results of the acquired businesses (consisting of Performance Materials, Construction Technologies and Energy Services segments) reflect 143 days in the nine months of 2014.  The results of such businesses reflect 270 days in the nine months ended September 27, 2015.

Total sales increased $158.6 million or 13 % from the previous year to $1,367.6 million. Foreign exchange had an unfavorable impact on sales of $65.5 million or 5 percent.

Operating Costs and Expenses

Production margin for the nine months ended September 27, 2015 was $361.6 million and represented 26.4% of sales as compared with $303.0 million and 25.1% of sales in the prior year.  Production margins improved due to achievement of acquisition synergies and the Company’s ongoing Operational Excellence initiatives and productivity improvements.

Marketing and administrative costs were $139.6 million and 10.2% of sales compared to $127.4 million and 10.5% of sales in prior year. All of the increases related to the acquired businesses, partially offset by acquisition synergies achieved.

Research and development expenses were $17.8 million and represented 1.3 percent of sales for the nine months ended September 27, 2015.  Research and development expenses in the prior year were $18.0 million and represented 1.5 percent of sales.   All of the increases related to the acquired businesses.

The Company recorded $5.8 million relating to the amortization of intangible assets acquired and recorded a $8.5 million for integration costs resulting from the acquisition during the nine months ended September 27, 2015. The Company also recorded restructuring and impairment charges of $27.3 million relating primarily to the exit from our Coiled Tubing product line and restructuring of other on-shore service lines within the Energy Services segment.

During the nine months ended September 28, 2014, the Company recorded $11.8 million in severance-related and other restructuring charges and $16.7 million for acquisition transaction and integration costs.

Income from Operations

The Company recorded income from operations of $162.6 million as compared to $126.2 million in the prior year.  Operating income for the nine months ended September 27, 2015 includes acquisition integration costs of $5.8 million and restructuring and other charges of $27.3 million. Operating income in the prior year includes a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integration costs of $16.7 million, and restructuring and other charges of approximately $11.8 million.

Index
Non-Operating Income (Deductions)

In May 2014, the Company entered into a $1.56 billion Term Facility to fund the acquisition of AMCOL business (see Note 9 to the Condensed Consolidated Financial Statements). The increase in debt level from resulted in the $20.3 million increase in interest expense compared to prior year.

In the second quarter of 2015, the Company repriced the outstanding balance of its Term Facility and recorded $4.5 million in non-cash debt modification costs and other debt modification fees.   In the second quarter of 2014, the Company recorded $5.8 million for premiums on debt extinguishment relating to the purchase of AMCOL.

Other non-operating income increased by $5.2 million as compared to prior year and relates to higher foreign exchange gains in the current year.

Provision for Taxes on Income

Provision for taxes for the nine months ended September 27, 2015 was $25.8 million as compared to $24.8 million in the prior year.  The effective tax rate was 21.8% as compared to 25.9% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, higher depletion deductions and non-deductible acquisition costs in the prior year.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $93.9 million during the nine months ended September 27, 2015 as compared with $71.5 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Nine Months Ended
Specialty Minerals Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Paper PCC	$315.9	$341.3	-7%
Specialty PCC	48.5	50.7	-4%
PCC Products	$364.4	$392.0	-7%

Talc	$41.9	$41.7	0%
Ground Calcium Carbonate	60.6	56.8	7%
Processed Minerals Products	$102.5	$98.5	4%

Total net sales	$466.9	$490.5	-5%

Income from operations	$75.2	$71.4	5%
% of net sales	16.1%	14.6%

Worldwide sales in the Specialty Minerals segment were $466.9 million as compared with $490.5 million in the prior year, a decrease of 5%.  Foreign exchange had an unfavorable impact on sales of $25.5 million or 5%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 7% to $364.4 million from $392.0 million in the prior year.   Paper PCC sales decreased 7% to $315.9 million and sales of Specialty PCC decreased 4% to $48.5 million from $50.7 million in the prior year.  The decrease in sales was due to the unfavorable impact of foreign exchange.

Index
Net sales of Processed Minerals products increased 4 % to $102.5 million from $98.5 million in the prior year. Talc sales increased slightly and Ground Calcium Carbonate sales increased 7% due to higher volumes.

Income from operations was $75.2 million and 16.1% of net sales compared to $71.4 million and 14.6% of sales in prior year due to improved profitability in the Processed Minerals product line and cost and expense control.

Refractories  Segment

	Nine Months Ended
Refractories Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Refractory Products	$178.3	$201.4	-11%
Metallurgical Products	49.4	65.4	-24%
Total net sales	$227.7	$266.8	-15%

Income from operations	$24.5	$29.0	-16%
% of net sales	10.8%	10.9%

Net sales in the Refractories segment decreased 15% to $227.7 million from $266.8 million in the prior year. Foreign exchange had a negative impact on sales of $19.3 million or 7%.  The remaining sales decrease was primarily due to lower volumes stemming from continued global weak steel demand.

Income from operations was $24.5 million and 10.8% of sales as compared with $29.0 million and 10.9% of sales. The decrease in income from operations was due to lower volumes and the unfavorable impact of foreign exchange, both partially offset by cost control.

 Performance Materials Segment

	Nine Months Ended
Performance Materials Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Metalcasting	$200.3	$109.4	83%
Household, Personal Care and Specialty Products	$126.6	66.2	91%
Basic Minerals and Other products	56.6	35.8	58%
Total net sales	$383.5	$211.4	81%

Income from operations	$72.0	$23.0	213%
% of net sales	18.8%	10.9%

Index
Construction Technologies Segment

	Nine Months Ended
Construction Technologies Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)
Net Sales
Environmental Products	$55.2	$51.8	7%
Building Materials and Other Products	85.5	54.5	57%
Total net sales	$140.7	$106.3	32%

Income from operations	$18.5	$9.0	106%
% of net sales	13.1%	8.5%

Energy Services Segments

	Nine Months Ended
Energy Services Segment	Sept. 27, 2015	Sept. 28, 2014	Growth
	(millions of dollars)

Net Sales	$148.8	$134.0	11%

Income from operations	$(14.2)	$16.1	*
% of net sales	-9.5%	12.0%

Liquidity and Capital Resources

Cash provided from operating activities in the first nine months of 2015 was $194.7 million.  Cash flows provided from operations in the first nine months of 2015 were principally used to repay debt, fund capital expenditures and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1,560 million Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of September 27, 2015, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During the third quarter and first nine months of 2015, the Company repaid $50 million and $140.2 million in principal amount of its term loan debt, respectively.

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

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of September 27, 2015, there were no loans and $9.3 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million. During the third quarter of 2015, the Company entered into an additional committed loan facility for the funding of these facilities. The loan facility is for 27.8 million RMB.  As of September 27, 2015, the Company has borrowed, on a combined basis, $13.3 million on these facilities, of which $12.1 is outstanding.  Principal will be repaid in accordance with the payment schedules beginning in 2015 and ending in 2019.

The Company had $35.4 million in uncommitted short-term bank credit lines, of which $6.2 million were in use at September 27, 2015.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2015 should be between $85.0 million and $100.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  remainder of 2015 - $0.2 million; 2016 - $2.2 million; 2017 - $4.5 million; 2018 - $4.3 million; 2019 - $0.9 million; thereafter - $1,328.0 million.

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. As of September 27, 2015, 139,900 shares have been repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing upon the expiration of the prior two-year program in October 2015.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the nine months ended September 27, 2015, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Index
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

Index
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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  All of our bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $4.6 million in incremental interest charges on an annual basis.

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

The Company had no significant derivative financial instruments outstanding at September 27, 2015.

Index
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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2015  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL International Corporation and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455). We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”). During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%. In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China. After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered. The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid. The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award. The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief. The litigation is in the discovery phase.  Fact discovery is currently scheduled to last through January 2016 and expert discovery is currently scheduled to last through mid-2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 31 pending silica cases and 12 pending asbestos cases. To date, 1,464 silica cases and 46 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case and no new silica cases were filed in the third quarter of 2015.  Two asbestos cases and 43 silica cases were dismissed during the third quarter of 2015.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 27, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 27, 2015.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing on October 2, 2013. As of September 27, 2015, 139,900 shares were repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share. The Company did not repurchase any shares during the three and nine month periods ended September 27, 2015.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing upon the expiration of the prior two-year program in October 2015.

ITEM 3.	Default Upon Senior Securities

Not applicable.

Index
ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.	Other Information

None

Index
ITEM 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Third Amendment to the AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated August 21, 2015
10.2	Second Amendment to Amended and Restated Supplementary Pension Plan for Employees of AMCOL International Corporation, dated August 21, 2015
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich
Douglas T. Dietrich
Senior Vice President, Finance and Treasury,
Chief Financial Officer

October 23, 2015