Form 10-K
period 2015-12-31
MINERALS TECHNOLOGIES INC
filed 2016-02-19
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

622 Third Avenue 38th Floor New York, New York	10017-6707
(Address of principal executive office)	(Zip Code)

(212) 878-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
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
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 26, 2015, was approximately $2.4 billion.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2016, the Registrant had outstanding 34,865,006 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2015 FORM 10-K ANNUAL REPORT

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

-	The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc. This segment's products are used principally in the paper, building materials, paint and coatings, glass, ceramic, polymer, food, automotive and pharmaceutical industries.

-	The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

-	The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. This segment also supplies chromite and leonardite and operates more than 25 mining or production facilities worldwide.

-	The Construction Technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide. It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

-	The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry. This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, refining, and storage throughout the world.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

Percentage of Net Sales	2015	2014	2013

Specialty Minerals	35%	38%	66%
Refractories	16%	21%	34%
Performance Materials	29%	20%	-
Construction Technologies	10%	9%	-
Energy Services	10%	12%	-
Total	100%	100%	100%

The Company maintains a research and development focus.  The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $488.1 million, $520.6 million and $547.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

In the paper industry, the Company's PCC is used:

·	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

·	As a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

·	As a coating pigment for both wood-free and groundwood papers.

The Company's Paper PCC product line net sales were $423.3 million, $454.5 million and $480.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Approximately 24% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2015, see Item 2, "Properties," below.

The Company currently manufactures several customized PCC product forms using proprietary processes.  Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability.  The Company's research and development and technical service staff focuses on expanding sales from its existing and potential new satellite PCC plants as well as developing new technologies for new applications.  These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating,  our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers, and New YieldTM, an innovative technology that converts a paper and pulp mill waste stream into a functional pigment for filling paper.

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

PCC Markets - Paper

Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2015, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 14 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America.  The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company.  The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America.  Presently, the Company owns and operates 29 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

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

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $64.8 million, $66.1 million and $67.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.  The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $136.5 million, $129.5 million and $122.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net sales of talc products were $55.9 million, $55.5 million and $50.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $80.6 million, $74.0 million and $71.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Refractories Segment

Refractory Products and Markets

Refractories Products

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $295.9 million, $359.7 million and $348.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

 Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $230.7 million, $273.9 million and $264.0 million for the years ended December 31, 2015, 2014 and 2013. The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces as well as in steel ladles.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.  The Company also pursues cost-per-ton refractory contracts, where, together with other refractory companies, the Company is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels. These opportunities provide longer-term stability and a closer working relationship with the customer.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $65.2 million, $85.8 million and $84.4 million for the years ended December 31, 2015, 2014 and 2013. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

Performance Materials Segment

The Performance Materials segment was a new segment in 2014 resulting from the acquisition of AMCOL. This segment is a leading supplier of bentonite and bentonite-related products. Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment.  The processed bentonite may be chemically modified.  Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent.  From a commercial standpoint, there are two primary types of natural bentonite, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions. Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications. This segment also supplies chromite and leonardite, which is primarily used in metalcasting, drilling fluid additive, and agricultural applications. The principal products of this segment are marketed under various registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, ENERSOL®, and Hevi-Sand®.

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

The Company’s metalcasting product line net sales were $266.4 million in 2015 and $181.4 million from May 9, 2014, through December 31, 2014.

Household, Personal Care and Specialty Products and Markets

The household, personal care and specialty products contain pet litter, fabric care, health and beauty, and agricultural specialty products.

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box.  The Company is primarily a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies.  In the U.S., these products are sold from three principal sites from which we package and distribute finished goods, as well as ship bulk material via rail cars. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis.

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

Specialty materials products contain bentonite and leonardite based proprietary solutions for consumer and industrial applications.  Agricultural is the main market segment in this product line.

The Company’s household, personal care and specialty product line net sales were $172.7 million in 2015 and $108.0 million from May 9, 2014, through December 31, 2014.

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

This product line also includes sales from our internal transportation and logistics group. The Company’s basic minerals and other product line net sales were $75.7 million in 2015 and $63.4 million from May 9, 2014, through December 31, 2014.

Construction Technologies Segment

The Construction Technologies segment was a new segment in 2014 resulting from the acquisition of AMCOL. This segment provides products for non-residential construction, environmental and infrastructure projects worldwide.  It serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

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

The Company’s environmental product line net sales were $69.7 million for 2015 and $70.7 million from May 9, 2014, through December 31, 2014.

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

Drilling Products: Drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products. The Company also offers a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®. The end-users for these products are typically small well drilling companies and general contractors.

The Company’s building materials and other product line net sales were $110.4 million in 2015 and $81.6 million from May 9, 2014, through December 31, 2014.

Energy Services Segment

The Energy Services segment was a new segment in 2014 resulting from the acquisition of AMCOL. This segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. The Company offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production, transportation, refining, and storage throughout the world.  The Company provides both land-based and offshore water treatment, well testing, pipeline separation, nitrogen and other services to the oil and gas industry. Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and the surrounding on-shore area. Energy Services segment’s net sales were $182.2 million in 2015 and $210.1 million from May 9, 2014, through December 31, 2014.

Principal Services

The Company provides following principal services:

Water Treatment / Filtration: The Company helps customers comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to treat waste water generated during oil production.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates.  Approximately 45% percent of the Company’s magnesia requirements were purchased from sources in China over the past five years.  The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe.    The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite, leonardite and chromite provided through our mining operations, our Performance Material segment’s principal raw materials are coal and soda ash, and our Construction Technologies segment’s principal raw material is woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

    The Company relies on access to bentonite reserves to support its Performance Materials and Construction Technologies segments.  The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Egypt, India, and Mexico. Assuming the continuation of 2015 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 38 years.  Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 41 years.     The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. The majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

For our Performance Materials segment, we also mine leonardite, a form of oxidized lignite, in North Dakota, and chromite, an iron chromium oxide, in South Africa, and transport them to nearby processing facilities.  Assuming the continuation of 2015 annualized usage rates, the Company has reserves of commercially usable leonardite for the next 39 years, and commercially usable chromite for the next 14 years.

The Processed Minerals product line of our Specialty Minerals segment is supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana.  The Company generally owns and surface mines these reserves and processes its products at nearby processing plants. The Company estimates these reserves, at current usage levels, to be in excess of 30 years at its limestone production facilities and in excess of 13 years at its talc production facility.

The Company has ongoing exploration and development activities for all of its mineral interests with the intent to increase its proven and probable reserves.

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

In the Specialty Minerals segment, the significant achievements of the Company's research and development efforts include: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulFill® high filler technology systems; New YieldTM ; and EMforce®, Optibloc® and Titanium Dioxide (TiO2) extenders for the Processed Minerals and Specialty PCC product lines.

Under the FulFill® platform of products, the Company continues to develop its filler-fiber composite material. The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The FulFill® E-325 series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of FulFill® E-325. We have signed agreements with twenty-four paper mills and are actively engaged with additional paper mill sites for further FulFill® deployment. We continue product development with other products within this platform and will also continue development of unique calcium carbonates for use in novel biopolymers.

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

For the years ended December 31, 2015, 2014 and 2013, the Company spent approximately $23.6 million, $24.4 million and $20.1 million, respectively, on research and development. The Company's research and development spending for 2015, 2014 and 2013 was approximately 1.3%, 1.4% and 2.0% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Broussard, Louisiana; and Hoffman Estates, Illinois.  It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey.  Approximately 196 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 445 patents and approximately 1,691 trademarks related to its business.  Our patents expire between 2016 and 2036. Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

At December 31, 2015, the Company employed 3,868 persons, of whom 1,951 were employed outside of the United States.

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

•	Our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends and we may not be able to mitigate these risks.

•	Our Performance Materials segment’s sales are predominantly derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or tough economies, which ultimately may affect the demand for our construction technologies and performance materials segments’ products and services.

•	In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease. The reduced demand for premium writing paper products has also caused the paper industry to experience a number of recent bankruptcies and paper mill closures, including among our customers.

•	Our Refractories segment primarily serves the steel industry. North American and European steel production continues to be affected by global volatility and overcapacity in the market.

•	Demand for our Energy Services segment’s products and services is affected by the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly in 2014 and 2015, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in January 2016. This has caused oil and natural gas companies to reduce their capital expenditures and production and exploration activities. This has the effect of decreasing the demand and increasing competition for the services we provide. In addition, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

•	Our Construction Technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets. In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets as well as the automotive market.

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

•	The Company’s results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

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

•	Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2015, the Company had outstanding borrowings of $1.3 billion pursuant to our senior secured credit facility, largely incurred to finance the acquisition of AMCOL.  This financing will require a significant amount of cash to make interest payments.  Further, borrowings under our senior secured credit facility are based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

•	Our senior secured credit facility contains various covenants that limit our ability to take certain actions and our revolving credit facility, if used, also requires us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

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

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $423.3 million in 2015, or approximately 24% of the Company’s net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

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

The Company does business in many areas internationally.  Approximately 42% of our sales in 2015 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies.   Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates.  Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions.  We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

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

•	Operating Results for some of our segments are seasonal.

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

     The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Arizona, Pima County	Plant; Mine[1]	Limestone	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Construction Technologies
Illinois, Hoffman Estates	Research laboratories; Administrative office[2]	All Company Products	All Segments
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Broussard	Operations base, Research laboratories[2]	Filtration and well testing services	Energy Services
Louisiana, Covington	Headquarter, Administrative Office[2]		Energy Services
Louisiana, Harvey	Operations base[2]	Nitrogen sales and service	Energy Services
Louisiana, New Iberia	Operations base[2]	Well testing services	Energy Services
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials and Construction Technologies
New York, New York	Headquarters[2]	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Texas, Bay City	Plant	Talc	Specialty Minerals
Texas, Beckville	Operations base[2]	Well testing services	Energy Services
Texas, Driscoll	Operations base[2]	Nitrogen sales and service	Energy Services
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Basic minerals, Specialty and pet care products; Environmental and building materials products	Performance Materials and Construction Technologies

Location	Facility	Product Line	Segment
International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories	Refractories
Belgium, Brussels	Sales Office2/Administrative Office	Monolithic Refractories/PCC	Refractories
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC	Specialty Minerals
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Construction Technologies
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research laboratories	Metalcasting and fabric care products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire	Refractories
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Construction Technologies
Malaysia, Kenamen	Operations base[2]	Filtration and well testing services	Energy Services
Poland, Szczytno	Plant	Environmental products	Construction Technologies
Singapore	Sales Office2/Administrative Office	PCC	Specialty Minerals
South Africa, Johannesburg	Sales Office/Administrative Office[2]	Monolithic Refractories	Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Africa, Ruighoek Farm, Northwest Province	Plant; Mine	Metalcasting and basic minerals products	Performance Materials
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Cheste	Plant	Environmental products	Construction Technologies
Spain, Santander	Sales Office2/Administrative Office	Monolithic Refractories	Refractories
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
United Kingdom, Birkenhead	Research laboratories[2]	Environmental products	Performance Materials and Construction Technologies
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant, Research laboratories	Fabric care and other products	Performance Materials

[1]	This plant and quarry is leased to another company.
[2]	Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or under construction, within the Specialty Minerals segment, as of December 31, 2015.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Kentucky, Wickliffe	NewPage Corporation
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Maine, Madison	Madison Paper Industries
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior	New Page Corporation
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	Aracruz Celulose S.A.
Brazil, Jacarei	Ahlstrom-VCP Industria de Papeis Especialis Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Cascades Fine Papers Group Inc.
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Guangxi[1,2]	Nanning Jindaxing Paper Industry Company Ltd
China, Shandong[2]	Shandong Sun Paper Industry Joint Stock Company Ltd
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay	Double A Paper Company Ltd.
France, Docelles	UPM Corporation
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah[1]	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur[1]	Ballarpur Industries Ltd.
India, Saila Khurd	ABC Paper Ltd.
India, Rayagada[1]	JK Paper
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Mexico, Anahuac	Copamex, S.A. de C.V.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Soporcel – Sociedade Portuguesa de Papel, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Double A Paper Company Ltd.
Thailand, Tha Toom 2[1]	Double A Paper Company Ltd.

[1]	These plants are owned through joint ventures.
[2]	These plants are under construction.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of proven and probable reserves such quarry or mine holds, based on the most recent mine plan, its usage rate in 2015, and a conversion factor for the conversion of in-situ materials to saleable products, by major mineral category.

						Mining Claims
	2015 Tons Usage (000s)	Total Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves** (000s)	Conversion Factor	Owned	Unpatented *	Leased
Limestone
Adams, MA	613	25,018	25,018	-	80%	25,018	-	-
Canaan, CT	538	19,504	19,504	-	90%	19,504	-	-
Lucerne Valley, CA	926	43,667	43,667		95%	43,667	-	-
Pima County, AZ	198	8,319	8,319	-	90%	8,319	-	-
TOTAL LIMESTONE	2,275	96,508	96,508	-		96,508	-	-
			100%	0%		100%	0%	0%
Talc
Dillon, MT	192	2,571	2,571	-	85%	2,571	-	-
			100%	0%		100%	0%	0%
Sodium Bentonite
Australia	38	1,290	1,290	-	80%			1,290
Belle/Colony, WY/SD	1,476	51,626	51,626	-	77%	2,214	8,238	41,174
Lovell, WY	649	28,702	28,702	-	86%	13,929	11,373	3,400
Other SD, WY, MT		72,831		72,831	81%	54,815	15,048	2,968
TOTAL SODIUM BENTONITE	2,163	154,449	81,618	72,831		70,958	34,659	48,832
			53%	47%		46%	22%	32%
Calcium Bentonite
Chao Yang, Liaoning, China	74	1,805	1,805	-	78%			1,805
Nevada	1	1,562	1,062	500	76%	1,018	44	500
Sandy Ridge, AL	116	5,691	5,691	-	75%	1,678		4,013
Turkey	164	5,830	5,830	-	77%			5,830
Vici, OK	-	99		99	76%			99
TOTAL CALCIUM BENTONITE	355	14,987	14,388	599		2,696	44	12,247
			96%	4%		18%	0%	82%
Leonardite
Gascoyne, ND	61	2,357	2,357	-	72%		1,740	617
			100%				74%	26%
Chromite
South Africa	267	3,729	3,729	-	75%	3,729	-	-
						100%	0%	0%
Other
Nevada**	-	2,997	-	2,997	80%		2,997	-
						0%	100%	0%

GRAND TOTALS	5,313	277,598	201,171	76,427		176,462	39,440	61,696
			72%	28%		64%	14%	22%

*	Quantity of reserves that would be owned if patent was granted.
**	Unassigned reserves are reserves which we expect will require additional expenditures for processing facilities.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 30 pending silica cases and 13 pending asbestos cases. To date, 1,465 silica cases and 46 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case and no new silica cases were filed in the fourth quarter of 2015. One silica case was dismissed during the fourth quarter of 2015.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all except one allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The one exception pertains to a pending asbestos case against American Colloid Company.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

FLSA Litigation

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2015.

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

	First	Second	Third	Fourth
2015 Quarters
Market price range per share of common stock
High	$74.74	$74.21	$68.15	$61.80
Low	$59.00	$66.49	$46.69	$45.35
Close	$70.65	$69.02	$50.31	$45.86

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2014 Quarters
Market price range per share of common stock
High	$64.48	$66.50	$67.02	$77.40
Low	48.81	59.49	57.14	58.06
Close	63.57	65.01	63.45	69.45

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders [1]	1,091,844	$42.29	1,492,424

Total	1,091,844	$42.29	1,492,424

1 At the Company’s 2015 Annual Meeting of Stockholders, our stockholders ratified the adoption of the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”).  The 2015 Plan is substantially similar to the 2001 Stock Award and Incentive Plan (as amended and restated as of March 18, 2009, the “2001 Plan”).  The Company established the 2015 Plan to increase the total number of shares of common stock reserved and available for issuance by 880,000 shares from the number of shares remaining under the 2001 Plan.  With the ratification of the 2015 Plan by our stockholders, the 2001 Plan was discontinued as to new grants (however, all awards previously granted under the 2001 Plan remained unchanged).

Issuer Purchases of Equity Securities

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. 139,900 shares were repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.  This program has been completed.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing upon the expiration of the prior two-year program in October 2015.  As of December 31, 2015, no shares had been repurchased under this program.

On January 20, 2016, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

On February 8, 2016, the last reported sales price on the NYSE was $41.82 per share.  As of February 5, 2016, there were approximately 174 holders of record of the common stock.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.

	12/10	12/11	12/12	12/13	12/14	12/15

Minerals Technologies Inc.	100.00	86.71	123.06	185.99	215.72	142.93
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Midcap 400	100.00	98.27	115.84	154.64	169.75	166.05
Dow Jones US Industrials	100.00	99.21	116.94	164.43	176.44	173.46
Dow Jones US Basic Materials	100.00	85.28	94.23	113.43	117.27	102.70
S&P MidCap 400 Materials Sector	100.00	94.64	113.32	142.63	151.01	131.58

Item 6.	Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Net sales	$1,797.6	$1,725.0	$1,018.2	$996.8	$1,032.9
Cost of sales	1,326.6	1,289.6	784.5	774.5	818.7
Production margin	471.0	435.4	233.7	222.3	214.2

Marketing and administrative expenses	182.3	177.4	89.2	88.5	91.2
Research and development expenses	23.6	24.4	20.1	20.2	19.3
Insurance / litigation settlement (gain)	-	(2.3)	(2.5)	-
Amortization expense of intangible assets acquired	7.8	4.8	-	-	-
Acquisition related transaction and integration costs	11.8	19.1	-	-	-
Restructuring and other costs	45.2	43.2	-	-	(0.4)

Income from operations	200.3	168.8	126.9	113.6	104.1

Interest expense, net	(60.9)	(41.8)	(0.2)	(0.1)	(0.6)
Premium on early extinguishment of debt	(4.5)	(5.8)	-	-	-
Other non-operating income (deductions), net	(2.3)	1.8	(3.0)	(2.9)	(2.1)
Total non-operating deductions, net	(67.7)	(45.8)	(3.2)	(3.0)	(2.7)

Income from continuing operations before provision for taxes and equity in earnings	132.6	123.0	123.7	110.6	101.4
Provision for taxes on income	22.8	30.8	34.5	31.9	28.7
Equity in earnings of affiliates, net of tax	1.8	1.2	-	-	-

Income from continuing operations, net of tax	111.6	93.4	89.2	78.7	72.7
Income (loss) from discontinued operations, net of tax	-	2.1	(5.8)	(2.5)	(2.5)
Consolidated net income	111.6	95.5	83.4	76.2	70.2
Less:
Net income attributable to non-controlling interests	3.7	3.1	3.1	2.1	2.7
Net income attributable to Minerals Technologies Inc. (MTI)	$107.9	$92.4	$80.3	$74.1	$67.5

Earnings (Loss) per share attributable to MTI:

Basic:
Income from continuing operations	$3.11	$2.62	$2.48	$2.17	$1.94
Income (loss) from discontinued operations	-	0.06	(0.17)	(0.07)	(0.07)
Basic earnings per share	$3.11	$2.68	$2.31	$2.10	$1.87

Diluted:
Income from continuing operations	$3.08	$2.59	$2.46	$2.16	$1.93
Income (loss) from discontinued operations	-	0.06	(0.16)	(0.07)	(0.07)
Diluted earnings per share	$3.08	$2.65	$2.30	$2.09	$1.86

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.13	$0.10

Shares used in computation of earnings per share:
Basic	34.7	34.5	34.7	35.3	36.0
Diluted	35.0	34.8	35.0	35.5	36.2

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Working capital	$485.0	$552.0	$634.2	$514.4	$539.4
Total assets	2,980.0	3,157.5	1,217.5	1,211.2	1,165.0
Long-term debt, net of unamortized discount and deferred financing costs	1,255.3	1,429.4	75.0	8.5	85.4
Total debt	1,264.9	1,435.3	88.7	92.6	99.8
Total shareholders' equity	937.7	888.9	874.4	813.7	768.0

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

On May 9, 2014, pursuant to the Merger Agreement dated March 10, 2014, the Company acquired AMCOL International Corporation (“AMCOL”).  With the acquisition of AMCOL, the Company has strengthened its position as a leading international producer of specialty materials and related products and services for industrial and consumer markets. The Company and AMCOL have both been world-renowned innovators in mineralogy, fine particle technology and polymer chemistry. This transaction brought together the global leaders in precipitated calcium carbonate and bentonite, creating an even more robust US-based international minerals supplier.

The acquisition of AMCOL continues to be highly accretive.  All of our minerals based business segments recorded double-digit operating margins in 2015.  Consolidated sales in 2015 increased 4% from the prior year to $1,797.6 million from $1,725.0 million. Foreign exchange had an unfavorable impact on sales of $95.3 million, or 6%.  Income from operations was $200.3 million as compared with $168.8 million in the prior year, an increase of 19%.  Net income was $107.9 million as compared to $92.4 million in the prior year.

During 2015, the Company exited its Coiled Tubing service line and restructured its other on-shore service lines within the Energy Services segment due to continued losses and indications that there will not be any significant improvement in the market in the near to medium term.

Included in pre-tax income and earnings per share for 2015 were certain non-routine items which, when combined, reduced earnings by $69.1 million, or $1.23 per share. These were as follows:

Acquisition transaction and integration costs	$11.8 million
Restructuring and other charges	$45.2 million
Premium on early extinguishment of debt	$4.5 million
Write-down in investment of development stage enterprise	$7.6 million
Total	$69.1million

The Company continued to execute on its growth strategies of geographic expansion and new product innovation and development.  We are currently commissioning two new satellite PCC plants in China and have three additional satellites under construction. The total capacity being installed with these three new satellite plants is approximately 215,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products in advancing the FulFill® platform of technologies of higher filler loading.  Since the end of 2014, we have signed 6 commercial agreements for FulFill® with two North American paper companies, two with European paper companies, and two companies in Asia. We presently have twenty four commercial contracts for FulFill®. Our three-year term refractory maintenance agreement with United Steel Company B.S.C. (SULB), in Bahrain expired in the fourth quarter. We recorded sales to SULB of $6.3 million in 2015. Our Refractories segment entered into two multi-year agreements in 2014 to provide cost-per-ton (CPT) steel refractory maintenance in Europe and in India. We recorded sales of approximately $2.0 million during 2015. These agreements are due to expire in 2016.

Long term debt as of December 31, 2015 was $1,255.3 million.  During 2015, we repaid $190.2 million of our term loan debt. Since the acquisition of AMCOL, we have repaid over $290 million of our long-term debt. Cash, cash equivalents and short-term investments were $232 million as of December 31, 2015.  Our intention continues to be to use excess cash flow to repay debt and to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

In addition to the integration of AMCOL and realization of the potential synergies from the acquired businesses, the Company will also continue to focus on innovation and new product development and other opportunities for sales growth in 2016, as follows:

•	Develop multiple high-filler technologies under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

•	Develop products and processes for waste management and recycling opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process, including our New YieldTM products.
•	Further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
•	Increase our presence and market share in global pet care products, particularly in emerging markets.
•	Deploy new products in pet care such as lightweight litter.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and market share in Asia and in the global powdered detergent market.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
•	Increase our presence and market penetration in filtration and well testing within the Energy Services segment.
•	Increase global market share in the floating production storage and offloading (FPSO) in filtration.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
Net sales	$1,797.6	$1,725.0	$1,018.2	4.2%	69.4%
Cost of sales	1,326.6	1,289.6	784.5	2.9%	64.4%
Production margin	471.0	435.4	233.7	8.2%	86.3%
Production margin %	26.2%	25.2%	23.0%

Marketing and administrative expenses	182.3	177.4	89.2	2.8%	98.9%
Research and development expenses	23.6	24.4	20.1	-3.3%	21.4%
Insurance / litigation settlement (gain)	-	(2.3)	(2.5)	*	*
Amortization expense of intangible assets acquired	7.8	4.8	-	62.5%	*
Acquisition related transaction and integration costs	11.8	19.1	-	-38.2%	*
Restructuring and other charges	45.2	43.2	-	4.6%	*

Income from operations	200.3	168.8	126.9	18.7%	33.0%
Operating margin %	11.1%	9.8%	12.5%

Interest expense, net	(60.9)	(41.8)	(0.2)	45.7%	*
Premium on early extinguishment of debt	(4.5)	(5.8)	-	-22.4%	*
Other non-operating income (deductions), net	(2.3)	1.8	(3.0)	*	-160.0%
Total non-operating deductions, net	(67.7)	(45.8)	(3.2)	47.8%	*

Income from continuing operations before provision for taxes and equity in earnings	132.6	123.0	123.7	7.8%	-0.6%
Provision for taxes on income	22.8	30.8	34.5	-26.0%	-10.7%
Effective tax rate	17.2%	25.0%	27.9%

Equity in earnings of affiliates, net of tax	1.8	1.2	-	50.0%	*

Income from continuing operations, net of tax	111.6	93.4	89.2	19.5%	4.7%
Income (loss) from discontinued operations, net of tax	-	2.1	(5.8)	*	*
Net income attributable to non-controlling interests	3.7	3.1	3.1	19.4%	0.0%
Net income attributable to Minerals Technologies Inc. (MTI)	$107.9	$92.4	$80.3	16.8%	15.1%

* Not meaningful

Net Sales

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(Dollars in millions)
U.S.	$1,049.6	$1,004.4	$563.5	4.5%	78.2%
International	748.0	720.6	454.7	3.8%	58.5%
Total sales	$1,797.6	$1,725.0	$1,018.2	4.2%	69.4%

Specialty Minerals Segment	$624.6	$650.1	$669.8	-3.9%	-2.9%
Refractories Segment	295.9	359.7	348.4	-17.7%	3.2%
Performance Materials Segment	514.8	352.8	-	45.9%	*
Construction Technologies Segment	180.1	152.3	-	18.3%	*
Energy Services Segment	182.2	210.1	-	-13.3%	*
Total sales	$1,797.6	$1,725.0	$1,018.2	4.2%	69.4%

* Not meaningful

Worldwide net sales in 2015 increased 4.2% from the previous year to $1,797.6 million.  Foreign exchange had an unfavorable impact on sales of $95.3 million or 6 percentage point of growth.  Net sales in the United States grew slightly to $1,049.6 million in 2015 and represented 58.4% of consolidated net sales.  International sales increased 3.8% to $748.0 million from $720.6 million.

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

Operating Costs and Expenses

 The cost of sales was $1,326.6 million, $1,289.6 million and $784.5 million in 2015, 2014 and 2013, respectively.  Production margin as a percentage of net sales was 26.2% in 2015, 25.2% in 2014 and 23.0% in 2013.  Production margins improved due to the achievement of acquisition synergies and the Company’s ongoing Operational Excellence initiatives and productivity improvements.

Marketing and administrative costs were $182.3 million, $177.4 million and $89.2 million in 2015, 2014 and 2013, respectively.
Marketing and administrative costs as a percentage of net sales were 10.1% in 2015, 10.3% in 2014 and 8.8% in 2013.  The increase in costs relates primarily to the acquired businesses, partially offset by synergies achieved.

Research and development expenses were $23.6 million, $24.4 million and $20.1 million in 2015, 2014 and 2013, respectively. Research and development expenses as a percentage of net sales were 1.3% in 2015, 1.4% in 2014 and 2.0% in 2013.

The Company incurred $7.8 million in 2015 and $4.8 million in 2014 for charges relating to the amortization of intangible assets acquired. The Company incurred $11.8 million in 2015 and $19.1 million in 2014 for the acquisition related transaction and integration costs.

The Company recognized a litigation settlement gain of $2.3 million in 2014 and an insurance settlement gain of $2.5 million in 2013.

In 2014, the Company initiated a restructuring program to realign its business operations, improve efficiencies, profitability, and return on invested capital. As a result of this restructuring, the Company recorded $45.2 million and $43.2 million of charges related to asset impairments, severance and other employee costs in 2015 and 2014, respectively. This restructuring impacted all business segments of the Company and is estimated to provide annualized savings of approximately $29 million. See Note 3 to the Consolidated Financial Statements for further details.

Income from Operations

During 2015, the Company recorded income from operations of $200.3 million as compared with $168.8 million in the prior year. Income from operations represented 11.1% of sales compared with 9.8% of sales in the prior year. Income from operations in 2015 included acquisition related integration costs of $11.8 million and restructuring and other charges of $45.2 million.

During 2014, the Company recorded income from operations of $168.8 million which included a one-time non-cash inventory step-up charge of $5.6 million, acquisition related transaction and integrations costs of $19.1 million, restructuring charges of $43.2 million, and a litigation settlement gain of $2.3 million.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $67.7 million in 2015 as compared with $45.8 million in the previous year.

Net interest expense was $60.9 million in 2015 as compared $41.8 million in the prior year.  This increase relates to a full year of interest expense in 2015 on the debt incurred to finance our acquisition of AMCOL in May 2014.

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

In the second quarter of 2015, the Company repriced the outstanding balance of its senior secured loan facility and recorded $4.5 million in non-cash debt modification costs and other debt modification fees.

In the fourth quarter of 2015, the Company recorded a $7.6 million charge relating to the write-down of an investment in a development stage enterprise.

Provision for Taxes on Income

Provision for taxes was $22.8 million, $30.8 million, and $34.5 million in 2015, 2014 and 2013 respectively. The effective tax rates were 17.2%, 25.0%, and 27.9% during 2015, 2014 and 2013, respectively. The lower effective tax rate in 2015 was primarily due to tax benefits on one-time charges at a higher rate and higher depletion deductions. The decrease in the effective tax rate in 2014 was primarily due to a change in the mix of earnings, tax benefits on one-time charges at a higher rate, and higher depletion deductions.

The factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $11.2 million in 2015, $9.5 million in 2014, and $4.5 million in 2013.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $11.0 million, $11.7 million and $4.4 million in 2015, 2014 and 2013, respectively.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $111.6 million in 2015 as compared to $93.4 million in 2014 and included a $43.1 million charge, net of tax.  Such charge consisted of restructuring and other charges, acquisition transaction and integration costs, debt prepayment costs, and the write down of an investment in a development stage enterprise.

Income from continuing operations, net of tax, was $93.4 million during 2014 and included a $48.8 million charge, net of tax. Such charge consisted of restructuring and other charges, acquisition transaction and integration costs, debt prepayment costs, inventory step-up charges, and a litigation settlement gain.

Income (Loss) from Discontinued Operations, net of tax

The Company recognized an income from discontinued operations, net of tax, of $2.1 million during 2014, and a loss of $5.8 million in 2013 relating its discontinued operations at its merchant PCC facility at Walsum, Germany.

Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Year Ended December 31,
Specialty Minerals Segment	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(millions of dollars)
Net Sales
Paper PCC	$423.3	$454.5	$480.0	$(31.2)	$(25.5)
Specialty PCC	64.8	66.1	67.2	(1.3)	(1.1)
PCC Products	$488.1	$520.6	$547.2	$(32.5)	$(26.6)

Talc	$55.9	$55.5	$50.9	$0.4	$4.6
Ground Calcium Carbonate	80.6	74.0	71.7	6.6	2.3
Processed Minerals Products	$136.5	$129.5	$122.6	$7.0	$6.9

Total net sales	$624.6	$650.1	$669.8	$(25.5)	$(19.7)

Income from operations	$100.8	$95.8	$98.4	$5.0	$(2.6)
% of net sales	16.1%	14.7%	14.7%

2015 v 2014

Net sales in the Specialty Minerals segment decreased 4% to $624.6 million from $650.1 million. Foreign exchange had an unfavorable impact on sales of $33.5 million, or 5 percent.  Excluding the effects of foreign exchange, higher sales in ground calcium carbonate were partially offset by declines in Paper PCC. Net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased $32.5 million, or 6%. Foreign exchange had an unfavorable impact on PCC products sales $30.9 million, or 7%. Talc and ground calcium carbonate sales increased primarily due to increased volumes.

Income from operations increased $5.0 million and represented 16.1% of net sales compared to $95.8 million and 14.7% of sales in prior year.

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

Refractories Segment

	Year Ended December 31,
Refractories Segment	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(millions of dollars)
Net Sales
Refractory Products	$230.7	$273.9	$264.0	$(43.2)	9.9
Metallurgical Products	65.2	85.8	84.4	(20.6)	1.4
Total net sales	$295.9	$359.7	$348.4	$(63.8)	$11.3

Income from operations	$27.8	$43.2	$35.9	$(15.4)	$7.3
% of net sales	9.4%	12.0%	10.3%

2015 v 2014

Net sales in the Refractories segment declined $63.8 million in 2015. Foreign exchange had an unfavorable impact on Refractories segment sales of approximately $23.7 million, or 7 percent. The remaining sales decrease was primarily due to lower volumes stemming from continued weak global steel demand.

Income from operations decreased $15.4 million and represented 9.4% of net sales compared to 12.0% in 2014. Income from operations includes restructuring charges of $2.0 million and $0.7 million, in 2015 and 2014, respectively.  The declines relate primarily to the aforementioned weakness in global steel demand.

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

Performance Materials Segment

	Year Ended December 31,
Performance Materials Segment	2015	2014	2015 vs. 2014
	(millions of dollars)
Net Sales
Metalcasting	$266.4	$181.4	$85.0
Household, Personal Care and Specialty Products	172.7	108.0	$64.7
Basic Minerals and Other Products	75.7	63.4	12.3
Total net sales	$514.8	$352.8	$162.0

Income from operations	$95.9	$41.0	$54.9
% of net sales	18.6%	11.6%

This segment’s operating results for the year ended December 31, 2014 includes 237 days of results commencing on May 9, 2014.

Net sales in the Performance Materials segment in 2015 were $514.8 million. Foreign exchange had an unfavorable impact on segment sales of approximately $13.7 million, or 7%.  Income from operations was $95.9 million and represented 18.6% of net sales compared to 11.6% in 2014.  Included in income from operations in 2014 were $6.7 million in restructuring and other charges and a one-time non-cash inventory step charge of $3.6 million. The strong margin improvement in this segment was attributable to increased sales in consumer products, the realization of acquisition synergies and improved productivity.

Construction Technologies Segment

	Year Ended December 31,
Construction Technologies Segment	2015	2014	2015 vs. 2014
	(millions of dollars)
Net Sales
Environmental Products	$69.7	$70.7	$(1.0)
Building Materials and Other Products	110.4	81.6	28.8
Total net sales	$180.1	$152.3	$27.8

Income (Loss) from operations	$22.5	$(0.8)	$23.3
% of net sales	12.5%	-0.5%

This segment’s operating results for the year ended December 31, 2014 includes 237 days of results commencing on May 9, 2014

Net sales in the Construction Technologies segment in 2015 were $180.1 million. Foreign exchange had an unfavorable impact on segment sales of approximately $9.9 million, or 9%.  Income from operations was $22.5 million and represented 12.5% of net sales compared to a loss in 2014.  Included in income from operations in the prior year were restructuring charges of $5.8 million, an impairment of assets charge of $11.7 and a one-time non-cash inventory step up charge of $2.0 million. Sales and operating income in this business segment were affected by fewer large projects in 2015 as compared with the prior year.

Energy Services Segment

	Year Ended December 31,
Energy Services Segment	2015	2014	2015 vs. 2014
	(millions of dollars)

Net Sales	$182.2	$210.1	$(27.9)

Income from operations	$(27.9)	$16.3	$(44.2)
% of net sales	-15.3%	7.8%

This segment’s operating results for the year ended December 31, 2014 includes 237 days of results commencing on May 9, 2014

Net sales in the Energy Services segment in 2015 were $182.2 million. Foreign exchange had an unfavorable impact on segment sales of approximately $8.4 million, or 6%.  This segment recorded a loss from operations of $27.9 million in 2015. Included in the loss from operations in the current year were asset impairment charges of $33.0 million and employee termination costs of $9.0 million. Included in the income from operations in 2014 were asset impairment charges of $11.6 million and employee termination costs of $3.7 million.

In 2015, the Company exited the Coiled Tubing service line due to continued losses in this service line due to continued losses in this service line and indications that there will not be any significant improvements in the market in the near or medium turn.  This segment continues to experience pressure due to weak market conditions in the oil and gas sector.

Liquidity and Capital Resources

Cash provided from continuing operations in 2015 was $270.0 million, compared with $314.1 million in prior year. Cash flows provided from operations in 2015 were principally used for repayment of debt, to fund capital expenditures and pay the Company's dividend to common shareholders.

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.560 billion senior secured term loan facility (the “Term Facility”)  and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries. As of December 31, 2015, the Revolving Facility remained unused. Our intention is to use excess cash flow to repay debt and to de-lever as quickly as possible.  During 2015, the Company repaid $190.2 million in principal amount of its term loan debt.

On June 23, 2015, the Company entered into an amendment to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility has a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. The maturity date for loans under the Term Facility was not changed by the amendment.  The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the amendment, loans under the variable rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.00% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The variable rate tranche of the Term Facility was issued at par and has a 1% required amortization per year.  The fixed rate tranche of the Term Facility was issued at a 0.25% discount.   The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of December 31, 2015, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million. During the third quarter of 2015, the Company entered into an additional committed loan facility for the funding of these facilities. The loan facility is for 21.0 million RMB.  As of December 31, 2015, the Company has borrowed, on a combined basis, $13.5 million on these facilities, of which $11.9 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.

The Company had $35.6 million in uncommitted short-term bank credit lines, of which $6.5 million were in use at December 31, 2015.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2016 should be between $85.0 million and $100.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.  The aggregate maturities of long-term debt are as follows:  2016 - $3.2 million; 2017 - $6.0 million; 2018 - $2.0 million; 2019 - $0.7 million; 2020 - $ 0.0 million; thereafter - $1,278.0 million.

Trade working capital is defined as trade accounts receivable, trade accounts payable and inventories.  Our average total days of trade working capital were 81 days in 2015 compared with 80 days last year.

The funding status of the Company’s pension plans was approximately 68% at December 31, 2015 and we have met all minimum funding requirements.  The funding status at December 31, 2014 was 68%.

On September 19, 2013, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2, 2013. 139,900 shares were repurchased under this program for $7.5 million, or an average price of approximately $53.33 per share.  This program has been completed.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing upon the expiration of the prior two-year program in October 2015.  As of December 31, 2015, no shares had been repurchased under this program.

On January 20, 2016, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. A summary of the Company’s outstanding contractual obligations as of December 31, 2015 is as follows:

Contractual Obligations

	Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	After 2020
	(millions of dollars)
Debt	$1,289.9	$3.2	$8.0	$0.7	$1,278.0
Interest related to long term debt	305.6	50.9	101.9	101.9	50.9
Estimated pension and post retirement plan funding	26.0	11.0	15.0	-	-
Operating lease obligations	82.6	13.6	19.6	14.0	35.4
Other long term liabilities	21.4	1.8	-	-	19.6
Total contractual obligations	$1,725.5	$80.5	$144.5	$116.6	$1,383.9

Long-term debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. Maturities for long-term debt extend to 2021.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2015 and is calculated on debt with maturities that extend to 2021. As the contractual interest rate for a portion of our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2017 and, accordingly, no amounts have been included in the table beyond such dates.

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

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $4.0 million at December 31, 2015.  Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2015 and 2014, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

•	Allowance for doubtful accounts: We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our customer base is diverse and includes customers located throughout the world. Payment terms in certain of the foreign countries in which we do business are longer than those that are customary in the U.S., and, as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers. Likewise, a change in the financial position, liquidity or prospects of any of our customers could have an impact on our ability to collect amounts due. While concentrations of credit risk related to trade receivables are somewhat limited by our large customer base, we do extend significant credit to some of our customers.

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted. We record the increases in the allowance for doubtful accounts as an expense in the period identified in the marketing and administrative expenses line within our Consolidated Statements of Income. We recorded bad debt expenses of $2.6 million, $2.4 million and $0.6 million in 2015, 2014 and 2013, respectively.

•	Property, plant and equipment: Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets. Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

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

The Company has six reporting units; PCC, Processed Minerals, Refractories, Performance Materials, Construction Technologies and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. In the fourth quarter of 2015, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represents amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. The amount recorded for the deferred tax liability was $221.4 million and $239.2 million at December 31, 2015 and 2014, respectively.

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

•	Pension Benefits: We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements, including plans we assumed in the AMCOL acquisition. Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans. These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management's best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us follows:

A one percentage point change in our major assumptions would have the following effects:

Effect on Expense

(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(5.4)	$0.9	$(2.6)
1% decrease	$7.4	$(0.9)	$2.6

Effect on Projected Benefit Obligation

(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(57.1)	$6.7
1% decrease	$63.8	$(5.9)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2015 was over 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2015, the Company had approximately 59% of its pension assets in equity securities, 35% in fixed income securities and 6% in other securities.

In 2015, a net gain of $14 million ($10 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables. In 2014, a net loss of $48.5 million ($31.1 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables. In 2013, a net gain of $56.2 million ($34.3 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

We recognized pension expense of $18.9 million in 2015 as compared to $12.8 million in 2014. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2015, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($80.7 million), as compared to ($88.4 million) in 2014. The majority of the actuarial losses were due to decreases in the discount rate in 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2015, the average remaining service period of active employees or life expectancy for fully eligible employees was 10 years. We expect our amortization of net actuarial losses to decrease by approximately $1.8 million in 2016 as compared to 2015, primarily due to a decrease in the discount rate in 2015 from 2014. We expect our amortization expense to be approximately $11.3 million in 2016.

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

•	Stock Based Compensation: The Company uses the Black-Scholes option pricing model to determine the fair value of stock options on their date of grant. This model is based upon assumptions relating to the volatility of the stock price, the life of the option, risk-free interest rate and dividend yield. Of these, stock price volatility and option life require greater levels of judgment and are therefore critical accounting estimates.

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2015, the Company used a volatility assumption of 36.86%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2015, the Company used a 6.4 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur. If we were to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2015.

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

Cyclical Nature of Customers' Businesses

The bulk of our sales within Specialty Minerals, Performance Materials, Construction Technologies and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing and construction industries, which have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased.  In addition, our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities.  Oil and natural gas prices decreased significantly in 2014 and 2015, which we expect will cause exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company expects to complete this analysis by the fourth quarter of 2016.

Interest – Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest” to simplify the presentation of debt issuance costs. The provisions of this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU does not change the recognition and measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted.  The Company has adopted this guidance as of December 31, 2015 and reclassified approximately $20 million from other long term assets to long term debt on its balance sheet at December 31, 2015. Prior periods have been restated.

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Income Taxes – Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016 on a prospective or retrospective basis.  Early adoption is permitted.   The Company has adopted this guidance as of December 31, 2015 on a retrospective basis and as such has classified all deferred tax assets and liabilities as non-current. Prior periods have been restated.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  At December 31, 2015, we did not have any significant foreign currency derivative contracts outstanding.

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

Interest Rate Sensitivity

Our long-term bank debt bears interest at variable rates (see Note 14 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  An immediate 10% increase in the interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $6.0 million in incremental interest charges on an annual basis.

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

 Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Name	Age	Position

Joseph C. Muscari	69	Chairman and Chief Executive Officer
Douglas T. Dietrich	46	Senior Vice President, Finance and Treasury, Chief Financial Officer
D.J. Monagle, III	53	Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group
Gary L. Castagna	54	Senior Vice President and Managing Director, Performance Materials
Jonathan J. Hastings	53	Senior Vice President, Corporate Development
Douglas W. Mayger	58	Senior Vice President and Director-MTI Supply Chain
Thomas J. Meek	58	Senior Vice President, General Counsel, Human Resources, Secretary and Chief Compliance Officer
W. Rand Mendez	56	Senior Vice President and Managing Director, Paper PCC
Patrick E. Carpenter	52	Vice President and Managing Director, Construction Technologies
Michael A. Cipolla	58	Vice President, Corporate Controller and Chief Accounting Officer
Andrew Jones	57	Vice President and Managing Director, Energy Services

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

Douglas W. Mayger was elected Senior Vice President and Director-MTI Supply Chain in November 2015.  Prior to that, he was Senior Vice President, Performance Minerals and Supply Chain. Prior to that, he was Vice President and Managing Director, Performance Minerals, which encompasses the Processed Minerals product line and the Specialty PCC product line. Prior to that, he was General Manager - Carbonates West, Performance Minerals and Business Manager - Western Region. Before joining the Company as plant manager in Lucerne Valley in 2002, he served as Vice President of Operations for Aggregate Industries.

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

W. Rand Mendez was elected Senior Vice President and Managing Director, Paper PCC in July 2015.  Prior to that, Mr. Mendez was with E. I. du Pont de Nemours and Co., where he held a variety of operational and product leadership positions across a number of businesses. Mr. Mendez joined DuPont in 1982 and assumed positions of increasing responsibility. In 1996, he was appointed Global Business Manager, DuPont Specialty Chemicals. He was subsequently named Sales and Marketing Director, DuPont Surfaces; Business Director, DuPont Safety Resources; and in 2008, Corporate Marketing Director, DuPont Corporate Marketing & Sales.

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

Andrew Jones was elected Vice President and Managing Director, Energy Services in September 2015. Prior to that, he was Vice President and Managing Director, Eastern Hemisphere, Energy Services since 2014.  Prior to joining the company, he was Managing Director of Africa Oilfield Services since 2009.

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

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

2.1	-	Agreement and Plan of Merger, dated as of March 10, 2014, by and among Minerals Technologies Inc., MA Acquisition Inc. and AMCOL International Corporation (1)
3.1	-	Restated Certificate of Incorporation of the Company (2)
3.2	-	By-Laws of the Company as amended and restated effective May 25, 2005 (3)
4.1	-	Specimen Certificate of Common Stock (2)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (4)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (4)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (4)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (4)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (5)
10.5	-	Employment Agreement, dated November 27, 2006, between the Company and Joseph C. Muscari (6) (+)
10.5(a)	-	Second Amendment to Employment Agreement, dated July 21, 2010, between the Company and Joseph C. Muscari (7) (+)
10.5(b)	-	Third Amendment to Employment Agreement, dated February 21, 2013, by and between Joseph C. Muscari and the Company (8) (+)
10.5(c)	-	Fourth Amendment to Employment Agreement, dated March 1, 2014, by and between Joseph C. Muscari and the Company (9) (+)
10.5(d)	-	Fifth Amendment to Employment Agreement, dated February 24, 2015, by and between Joseph C. Muscari and the Company (10) (+)
10.5(e)	-	Sixth Amendment to Employment Agreement, dated February 1, 2016, by and between Joseph C. Muscari and the Company (11) (+)
10.6	-	Form of Employment Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (12) (+)

10.6(a)	-
Form of amendment to Employment Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle III (13) (+)

10.6(b)	-	Form of Employment Agreement between the Company and each of Gary L. Castagna and Patrick E. Carpenter (14) (+)
10.6 (c)	-	Form of Employment Agreement between the Company and each of W. Rand Mendez and Andrew Jones (*) (+)
10.7	-
Form of Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle (15) (+)

10.7(a)	-
Form of amendment to Severance Agreement between the Company and each of Joseph C. Muscari, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek and D.J. Monagle, III (16) (+)

10.7(b)		Form of Severance Agreement between the Company and each of Gary L. Castagna, Patrick E. Carpenter, W. Rand Mendez , and Andrew Jones (17) (+)
10.9	-
Form of Indemnification Agreement between the Company and each of Joseph C. Muscari, Gary L. Castagna, Patrick E. Carpenter, Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, , Andrew Jones, Douglas W. Mayger, Thomas J. Meek, W. Rand Mendez, D.J. Monagle III and each of the Company’s non-employee directors III (18) (+)

10.10	-	Company Employee Protection Plan, as amended August 27, 1999 (19) (+)
10.110	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (20) (+)
10.11(a)	-	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (21) (+)
10.12	-	2015 Stock Award and Incentive Plan of the Company (22) (+)
10.13	-	Company Retirement Plan, as amended and restated, dated December 21, 2012 (23) (+)
10.13(a)	-	Second Amendment to Company Retirement Plan, as amended and restated, dated December 22, 2014 (*24)(+)
10.13(b)	-	Third Amendment to Company Retirement Plan, as amended and restated, dated June 12, 2015 (*25)(+)
10.14	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (26) (+)
10.14(a)	-	First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (*24)(+)
10.15	-	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (28) (+)
10.15(a)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (29) (+)
10.15(b)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (30) (+)
10.15(c)	-	Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (*31)(+)
10.15(d)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (*)(+)
10.16	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (32) (+)
10.16(a)	-	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (33)(+)
10.16(b)	-	First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (*34)(+)
10.16(c)	-	Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (*35)(+)
10.17	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (36)(+)
10.17(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (77) (+)
10.17(b)	-	First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (*38)(+)
10.18	-	Company Retiree Medical Plan, effective as of January 1, 2011 (39)(+)
10.18(a)	-	First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (*40)(+)
10.19	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (41)(+)
10.20	-	AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended (42) (+)
10.20(a)	-	First Amendment to AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated December 22, 2014 (*43)(+)

10.20(b)	-	Third Amendment to the AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated August 21, 2015 (*44)(+)
10.21	-	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (45) (+)
10.21(a)	-	First Amendment to AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees, dated December 22, 2014 (*46)(+)
10.21 (b)	-	Second Amendment to Amended and Restated Supplementary Pension Plan for Employees of AMCOL International Corporation, dated August 21, 2015 (*47)(+)
10.22	-
Credit Agreement dated as of May 9, 2014, among Minerals Technologies Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Barclays Bank PLC and U.S. Bank National Association, as Syndication Agents, Sumitomo Mitsui Banking Corporation, as Documentation Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (48)

10.22(a)	-
Amendment to Credit Agreement dated as of May 9, 2014, among Minerals Technologies Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent  (49)

10.23	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (4)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)
95		Information Concerning Mine Safety Violations (*)

(1)	Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 10, 2014.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on May 27, 2005.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(5)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(6)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K/A filed on December 1, 2006.
(7)	Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on July 27, 2010
(8)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on February 21, 2013
(9)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 10, 2014
(10)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on March 5, 2015
(11)	Incorporated by reference to the Exhibit 10.1 filed with the Company's Current Report on form 8-K filed on February 1, 2016
(12)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(13)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(14)	Incorporated by reference to exhibit 10.6(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(15)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(16)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated by reference to exhibit 10.7(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(18)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(19)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(20)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(21)	Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011
(22)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 11, 2009.
(23)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(24)	Incorporated by reference to exhibit 10.13(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(25)	Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015.
(26)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(27)	Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(28)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(29)	Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(30)	Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(31)	Incorporated by reference to exhibit 10.15(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(32)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(33)	Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(34)	Incorporated by reference to exhibit 10.16(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(35)	Incorporated by reference to exhibit 10.16(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(36)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(37)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(38)	Incorporated by reference to exhibit 10.17(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(39)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(40)	Incorporated by reference to exhibit 10.18(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(41)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(42)	Incorporated by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(43)	Incorporated by reference to exhibit 10.20(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(44)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
(45)	Incorporated by reference to the exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(46)	Incorporated by reference to exhibit 10.21(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(47)	Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
(48)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 9, 2014.
(49)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on June 23, 2015.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Joseph C. Muscari
Joseph C. Muscari
Chairman of the Board and Chief Executive Officer

February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE		TITLE	DATE

/s/	Joseph C. Muscari	Chairman of the Board and Chief Executive Officer	February 19, 2016
	Joseph C. Muscari	(principal executive officer)

/s/	Douglas T. Dietrich	Senior Vice President-Finance and Treasury,	February 19, 2016
	Douglas T. Dietrich	Chief Financial Officer (principal financial officer)

/s/	Michael A. Cipolla	Vice President - Controller and	February 19, 2016
	Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

*	Director	February 19, 2016
Joseph C. Breunig

*	Director	February 19, 2016
John J. Carmola

*	Director	February 19, 2016
Robert L. Clark

*	Director	February 19, 2016
Duane R. Dunham

*	Chairman of the Board and Chief Executive Officer	February 19, 2016
Joseph C. Muscari

*
Marc E. Robinson	Director	February 19, 2016

*	Director	February 19, 2016
Barbara R. Smith

*	Director	February 19, 2016
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
(millions of dollars, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$229.4	$249.6
Short-term investments, at cost which approximates market	2.6	0.8
Accounts receivable, less allowance for doubtful accounts - 2015 - $4.4; 2014 -$ 3.6	348.7	412.6
Inventories	194.9	211.8
Prepaid expenses	24.9	25.6
Other current assets	3.1	3.1
Total current assets	803.6	903.5

Property, plant and equipment, less accumulated depreciation and depletion	1,104.3	1,182.1
Goodwill	781.2	770.9
Intangible assets	212.7	212.1
Deferred income taxes	30.6	33.6
Other assets and deferred charges	47.6	55.3
Total assets	$2,980.0	$3,157.5

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.5	$5.6
Current maturities of long-term debt	3.1	0.3
Accounts payable	152.4	170.4
Income tax payable	16.7	27.0
Accrued compensation and related items	64.5	73.8
Other current liabilities	75.4	74.4
Total current liabilities	318.6	351.5

Long-term debt, net of unamortized discount	1,255.3	1,429.4
Deferred income taxes	252.0	272.8
Accrued pension and postretirement benefits	141.8	146.5
Other non-current liabilities	74.6	68.4
Total liabilities	2,042.3	2,268.6

Shareholders' equity:
Preferred stock , without par value; 1,000,000 shares authorized; none issued	-	-
Common stock, par value at $0.10 per share; 100,000,000 shares authorized;Issued 47,990,136 shares in 2015 and 47,855,496 shares in 2014	4.8	4.8
Additional paid-in capital	387.6	373.0
Retained earnings	1,292.7	1,191.8
Accumulated other comprehensive loss	(180.9)	(112.9)
Less common stock held in treasury, at cost; 13,205,741 shares in 2015 and 2014	(593.7)	(593.7)

Total MTI shareholders' equity	910.5	863.0
Non-controlling interest	27.2	25.9
Total shareholders' equity	937.7	888.9

Total liabilities and shareholders' equity	$2,980.0	$3,157.5

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars, except per share amounts)
Product sales	$1,615.4	$1,514.9	$1,018.2
Service revenue	182.2	210.1	-
Total net sales	1,797.6	1,725.0	1,018.2

Cost of goods sold	1,190.0	1,141.5	784.5
Cost of service revenue	136.6	148.1	-
Total cost of sales	1,326.6	1,289.6	784.5

Production margin	471.0	435.4	233.7

Marketing and administrative expenses	182.3	177.4	89.2
Research and development expenses	23.6	24.4	20.1
Insurance / litigation settlement (gain)	-	(2.3)	(2.5)
Amortization expense of intangible assets acquired	7.8	4.8	-
Acquisition related transaction and integration costs	11.8	19.1	-
Restructuring and other charges	45.2	43.2	-

Income from operations	200.3	168.8	126.9

Interest expense, net	(60.9)	(41.8)	(0.2)
Premium on early extinguishment of debt	(4.5)	(5.8)	-
Other non-operating income (deductions), net	(2.3)	1.8	(3.0)
Total non-operating deductions, net	(67.7)	(45.8)	(3.2)

Income from continuing operations before provision for taxes and equity in earnings	132.6	123.0	123.7
Provision for taxes on income	22.8	30.8	34.5
Equity in earnings of affiliates, net of tax	1.8	1.2	-

Income from continuing operations, net of tax	111.6	93.4	89.2
Income (loss) from discontinued operations, net of tax	-	2.1	(5.8)
Consolidated net income	111.6	95.5	83.4
Less:
Net income attributable to non-controlling interests	3.7	3.1	3.1
Net income attributable to Minerals Technologies Inc. (MTI)	$107.9	$92.4	$80.3

Earnings (Loss) per share:

Basic:
Income from continuing operations attributable to MTI	$3.11	$2.62	$2.48
Income (loss) from discontinued operations attributable to MTI	-	0.06	(0.17)
Basic earnings per share attributable to MTI	$3.11	$2.68	$2.31

Diluted:
Income from continuing operations attributable to MTI	$3.08	$2.59	$2.46
Income (loss) from discontinued operations attributable to MTI	-	0.06	(0.16)
Diluted earnings per share attributable to MTI	$3.08	$2.65	$2.30

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	34.7	34.5	34.7
Diluted	35.0	34.8	35.0

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Consolidated net income	$111.6	$95.5	$83.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(76.6)	(51.5)	(16.5)
Pension and postretirement plan adjustments	7.3	(31.1)	34.3
Unrealized gains (losses) on cash flow hedges	-	-	0.5
Total other comprehensive income (loss), net of tax	(69.3)	(82.6)	18.3
Total comprehensive income including non-controlling interests	42.3	12.9	101.7

Less: Net income (loss) attributable to non-controlling interest	3.7	3.1	3.1
Less: Foreign currency translation adjustments attributable to non-controlling interest	(1.3)	(1.0)	(1.7)
Comprehensive income (loss) attributable to non-controlling interest	2.4	2.1	1.4

Comprehensive income attributable to MTI	$39.9	$10.8	$100.3

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Operating Activities:

Consolidated net income	$111.6	$95.5	$83.4
Gain (loss) from discontinued operations	-	2.1	(5.8)
Income from continuing operations	111.6	93.4	89.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	98.3	84.4	47.3
Loss on disposal of property, plant and equipment	0.1	0.5	1.2
Pension amortization and settlement loss	9.9	5.1	11.8
Deferred income taxes	(2.5)	(21.1)	4.4
Provision for bad debts	2.6	2.4	0.6
Stock-based compensation	11.2	5.9	5.2
Asset impairment charge	34.2	23.7	-
Other non-cash items	(0.2)	7.5	0.5

Changes in operating assets and liabilities
Accounts receivable	36.6	5.2	(10.5)
Inventories	3.1	19.5	(6.5)
Pension plan funding	(10.4)	(7.6)	(11.4)
Accounts payable	(9.7)	16.0	(0.8)
Restructuring liabilities	(3.0)	14.6	(0.3)
Income taxes payable	(15.4)	51.0	(1.5)
Tax benefits related to stock incentive programs	0.4	3.7	0.5
Prepaid expenses and other	3.2	9.9	7.8
Net cash provided by continuing operations	270.0	314.1	137.5
Net cash used in discontinued operations	-	(3.3)	(2.7)
Net cash provided by operating activities	270.0	310.8	134.8

Investing Activities:

Acquisition of business, net of cash acquired	-	(1,802.3)	-
Purchases of property, plant and equipment	(86.0)	(81.8)	(43.8)
Proceeds from sale of assets	5.0	9.4	-
Purchases of short-term investments	(4.7)	(6.3)	(5.4)
Proceeds from sale of short-term investments	1.1	18.7	3.0
Other	-	(0.7)	-
Net cash used in investing activities	(84.6)	(1,863.0)	(46.2)

Financing Activities:

Proceeds from issuance of long-term debt	11.8	1,546.1	75.0
Debt issuance and settlement costs	-	(38.2)	-
Repayment of long-term debt	(191.8)	(175.0)	(77.3)
Net issuance (repayment) of short-term debt	1.3	0.1	(1.2)
Purchase of common shares for treasury	-	-	(51.8)
Proceeds from issuance of stock under option plan	2.5	3.4	12.1
Excess tax benefits related to stock incentive programs	0.5	0.7	2.3
Purchase of non-controlling interest share	-	(2.1)	-
Dividends paid to non-controlling interest	(1.1)	(3.3)	(2.4)
Cash dividends paid	(7.0)	(6.9)	(6.9)
Net cash provided by (used in) financing activities	(183.8)	1,324.8	(50.2)

Effect of exchange rate changes on cash and cash equivalents	(21.8)	(13.3)	(2.2)

Net increase (decrease) in cash and cash equivalents	(20.2)	(240.7)	36.2
Cash and cash equivalents at beginning of period	249.6	490.3	454.1
Cash and cash equivalents at end of period	$229.4	$249.6	$490.3

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2012	$4.7	$345.9	$1,032.9	$(51.3)	$(541.9)	$	$ 23.3	$813.6

Net income	-	-	80.3	-	-		3.1	83.4
Other comprehensive income (loss)	-	-	-	20.0	-		(1.7)	18.3
Dividends declared	-	-	(6.9)	-	-		-	(6.9)
Dividends to non-controlling interest	-	-	-	-	-		(2.4)	(2.4)
Capital contributions by non-controlling interests	-	-	-	-	-			-
Purchase of common stock for treasury	-	-	-	-	(51.8)		-	(51.8)

Equity reclassification adjustment to non-controlling interests	-	(4.6)	-	-	-		4.6	-

Issuance of shares pursuant to employee stock compensation plans	-	12.2	-	-	-		-	12.2

Income tax benefit arising from employee stock compensation plans	-	2.8	-	-	-		-	2.8
Stock based compensation	-	5.2	-	-	-		-	5.2
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)		$26.9	$874.4

Net income	-	-	92.4	-	-		3.1	95.5
Other comprehensive income (loss)	-	-	-	(81.6)	-		(1.0)	(82.6)
Dividends declared	-	-	(6.9)	-	-		-	(6.9)
Dividends to non-controlling interest	-	-	-	-	-		(3.3)	(3.3)
Purchase of non-controlling interest shares	-	(2.1)	-	-	-		-	(2.1)
Acquisition of AMCOL	-	-	-	-	-		0.2	0.2

Issuance of shares pursuant to employee stock compensation plans	0.1	3.3	-	-	-		-	3.4

Income tax benefit arising from employee stock compensation plans	-	4.4	-	-	-		-	4.4
Stock based compensation	-	5.9	-	-	-		-	5.9
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)		$25.9	$888.9

Net income	-	-	107.9	-	-		3.7	111.6
Other comprehensive income (loss)	-	-	-	(68.0)	-		(1.3)	(69.3)
Dividends declared	-	-	(7.0)	-	-		-	(7.0)
Dividends to non-controlling interest	-	-	-	-	-		(1.1)	(1.1)

Issuance of shares pursuant to employee stock compensation plans	0.0	2.4	-	-	-		-	2.4

Income tax benefit arising from employee stock compensation plans	-	1.0	-	-	-		-	1.0
Stock based compensation	-	11.2	-	-	-		-	11.2
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)		$27.2	$937.7

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $2.6 million and $0.8 million at December 31, 2015 and 2014, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2015.

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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. The straight-line method of depreciation is used for substantially for all of the assets for financial reporting purposes, except for mining related equipment which uses units-of-production method. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

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

The Company performs a qualitative assessment for each of its reporting units to determine if the two step process for impairment testing is required.  If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

 Investment in joint ventures
The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence, but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one month lag. On December 31, 2015, the book value of Company’s equity method investment was $8.3 million. In the fourth quarter of 2015, the Company recorded a $7.6 million charge relating to the write-down of an investment in a development stage enterprise. The Company had no cost method investments at December 31, 2015.

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

Revenue from sales of equipment is recorded upon completion of installation and receipt of customer acceptance. Revenue from services is recorded when the services have been performed and collectability is reasonably assured.

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

Foreign Currency
The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2015, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company expects to complete this analysis by the fourth quarter of 2016.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest – Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, “Interest- Imputation of Interest” to simplify the presentation of debt issuance costs. The provisions of this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU does not change the recognition and measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted.  The Company has adopted this guidance as of December 31, 2015 and has reclassified approximately $20 million from other long term assets to long term debt on its balance sheet at December 31, 2015. Prior periods have been restated.

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this accounting guidance, inventory will be measured at the lower of cost and net realizable value and other options that currently exist for market value will be eliminated. ASU No. 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Income Taxes – Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet.  Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet.  The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  ASU 2015-17 is effective for interim and annual periods beginning after December 15, 2016 on a prospective or retrospective basis.  Early adoption is permitted.   The Company has adopted this guidance as of December 31, 2015 on a retrospective basis and as such has classified all deferred tax assets and liabilities as non-current. Prior periods have been restated.

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

	Preliminary Allocation Previously Reported on Form 10-K as of December 2014	Increase	Final Allocation
	(millions of dollars)	(millions of dollars)	(millions of dollars)
Accounts receivable	$235.7	$-	$235.7
Inventories	157.3	-	157.3
Other current assets	65.0	-	65.0
Mineral rights	535.5	-	535.5
Plant, property and equipment	371.2	-	371.2
Goodwill	708.1	12.8	720.9
Intangible assets	214.3	8.8	223.1
Other non-current assets	51.4	9.2	60.6
Total assets acquired	$2,338.5	$30.8	$2,369.3
Accounts payable	66.4	-	66.4
Accrued expenses	61.6	-	61.6
Non-current deferred tax liability	322.3	1.5	323.8
Other non-current liabilities	85.9	29.3	115.2
Total liabilities assumed	$536.2	$30.8	$567.0
Net assets acquired	$1,802.3	$-	$1,802.3

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

The Company incurred $11.8 million and $19.1 million of acquisition and integration related cost during the years ended December 31, 2015 and December 31, 2014, respectively, which is reflected within the acquisition related transaction and integration costs line of the Consolidated Statements of Income.

The accompanying Consolidated Statements of Income include the results of operations of the acquired AMCOL businesses from May 9, 2014, through December 31, 2014. The year ended December 31, 2014 includes net sales of $715.2 million and operating income of $56.4 million generated by the acquired AMCOL businesses during the 237 days of post-acquisition period.

The following table presents the unaudited summary of the Company’s Condensed Consolidated Statements of Income for the year ended December 31, 2015 and the unaudited pro forma summary of the Company’s Condensed Consolidated Statements of Income for the year ended December 31, 2014, which includes AMCOL’s Statement of Operations for the respective periods, as if the acquisition and related financing occurred on January 1, 2014. The following unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, potential synergies, and cost savings from operating efficiencies.

	Year Ended December 31,
	2015	2014
	Actual	Proforma
	(millions of dollars)
Net sales	$1,797.6	$2,098.6

Income (loss) from continuing operations before provision for taxes and equity in earnings	$132.6	$180.1

Income (loss) from continuing operations, net of tax	$111.6	$124.7

The income from continuing operations before provision for taxes and equity in earnings for the twelve months ended December 31, 2015, in the table above, is as reported. For the pro forma prior year period, restructuring and impairment, acquisition related transaction and integrations costs and debt extinguishment costs were excluded from income from continuing operations before provision for taxes and equity in earnings.

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

In 2014, the Company initiated a restructuring program and undertook actions to realign its business operations, improve efficiencies, profitability, and return on invested capital. This restructuring impacted all business segments of the Company and is estimated to provide annualized savings of approximately $29 million (unaudited). This restructuring resulted in following charges relating to asset impairment and reduction in workforce:

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset impairment charges:
The asset impairment charges in 2014 relate to the consolidation of certain manufacturing operations and administrative offices. The Company will close three Construction Technologies’ operations – two in Europe and one in Asia – and consolidate these operations into others in these regions. The Company will also close and consolidate the operations of one of the Performance Materials blending facilities in the U.S. The fair value of the associated assets was estimated using a discounted cash flow approach (a Level 3 fair value input).

In 2015, the Company recognized impairment charges for certain underutilized coiled tubing equipment within the Energy Services segment which have been abandoned by the Company.

Work force reduction:
In 2014, the Company announced a 10% permanent reduction of its workforce including elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income, and the segments they relate to:

Restructuring and Other Charges	Year Ended December 31, 2014
	2015	2014
	(millions of dollars)
Impairment of assets
Performance Materials	$-	$0.4
Construction Technologies	-	11.7
Energy Services	33.0	11.6
Corporate	1.2	-
Total impairment of assets charges	$34.2	$23.7

Severance and other employee costs
Specialty Minerals	$-	$3.0
Refractories	2.0	0.7
Performance Materials	-	5.6
Construction Technologies	-	5.8
Energy Services	9.0	3.7
Total severance and other employee costs	$11.0	$18.8

Other
Performance Materials	$-	$0.7

Total restructuring and other charges	$45.2	$43.2

At December 31, 2015, we had $7.9 million included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of March 2016.

The following table is a reconciliation of our restructuring liability balance:

(millions of dollars)
Restructuring liability, December 31, 2014	$14.6
Additional provisions	11.0
Cash payments	(14.0)
Other adjustments	(3.7)
Restructuring liability, December 31, 2015	$7.9

Note 4.	Stock-Based Compensation

At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders ratified the adoption of the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards.  The 2015 Plan is substantially similar to the Company’s 2001 Stock Award and Incentive Plan (as amended and restated as of March 18, 2009, the “2001 Plan” and collectively with the 2015 Plan, the “Plans”).  The Company established the 2015 Plan to increase the total number of shares of common stock reserved and available for issuance by 880,000 shares from the number of shares remaining under the 2001 Plan.  With the ratification of the 2015 Plan by the Company’s stockholders, the 2001 Plan was discontinued as to new grants (however, all awards previously granted under the 2001 Plan remained unchanged).  The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

Net income for years ended 2015, 2014 and 2013 include $4.0 million, $3.1 million and $2.8 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of income on the non-qualified stock options was $1.6 million, $1.2 million and $1.1 million for 2015, 2014 and 2013, respectively.

The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2015, 2014 and 2013 was 7.34%, 7.13% and 7.50%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2015, 2014 and 2013 was $22.68, $22.89 and $15.83, respectively. The weighted average grant date fair value for stock options vested during 2015, 2014 and 2013 was $17.83, $13.59 and $10.29, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $13.0 million and $10.0 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected life (in years)	6.4	6.5	6.9
Interest rate	1.52%	2.16%	1.22%
Volatility	36.86%	37.15%	37.82%
Expected dividend yield	0.33%	0.34%	0.48%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the year ended December 31, 2015:

	Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2014	951,079	$37.46
Granted	238,773	60.40
Exercised	(74,839)	33.12
Canceled	(23,169)	60.22

Awards outstanding at December 31, 2015	1,091,844	42.29	6.46	9.1
Awards exercisable at December 31, 2015	737,985	35.13	5.46	8.9

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $45.86 as of the last business day of the period ended December 31, 2015 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2015, 2014 and 2013 was $32.07, $40.17 and $20.03 per share, respectively.  As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.6 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2015 is as follows:

	Awards	Weighted Average Grant date Fair Value Per Share
Nonvested awards outstanding at December 31, 2014	319,592	$49.13
Granted	238,773	60.40
Vested	(181,337)	46.88
Canceled	(23,169)	60.22
Nonvested awards outstanding at December 31, 2015	353,859	57.21

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan.  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 216,502 shares, 106,116 shares and 112,225 shares for the periods ended December 31, 2015, 2014 and 2013, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2015, there was unrecognized stock-based compensation related to restricted stock of $8.4 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $8.8 million, $4.9 million and $3.9 million for the periods ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company recorded reversals of $1.6 million, $2.1 million and $0.1 million for periods ended December 31, 2015, 2014 and 2013, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2014	175,029	$50.56
Granted	216,502	60.32
Vested	(59,801)	47.51
Canceled	(47,944)	51.43
Unvested balance at December 31, 2015	283,786	58.63
Note 5.	Earnings Per Share (EPS)

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$107.9	$90.3	$86.1
Income (loss) from discontinued operations	-	2.1	(5.8)
Net income	$107.9	$92.4	$80.3

Weighted average shares outstanding	34.7	34.5	34.7

Earnings (Loss) per share attributable to MTI
Continuing operations	$3.11	$2.62	$2.48
Discontinued operations	-	0.06	(0.17)
Net income	$3.11	$2.68	$2.31

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$107.9	$90.3	$86.1
Income (loss) from discontinued operations	-	2.1	(5.8)
Net income	$107.9	$92.4	$80.3

Weighted average shares outstanding	34.7	34.5	34.7
Dilutive effect of stock options and stock units	0.3	0.3	0.3
Weighted average shares outstanding, adjusted	35.0	34.8	35.0

Earnings (Loss) per share attributable to MTI
Continuing operations	$3.08	$2.59	$2.46
Discontinued operations	-	0.06	(0.16)
Net income	$3.08	$2.65	$2.30

Options to purchase 386,766 shares and 12,888 shares of common stock for the years ended December 31, 2015 and December 31, 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. No options were excluded for the year ended December 31, 2013.

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

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Net sales	$-	$-	$1.6

Production margin	-	-	(2.1)

Expenses (income)	-	(0.3)	0.5

Facility closure costs accrual (reversal)	-	(2.4)	5.9

Income (loss) from operations	$-	$2.7	$(8.5)

Provision for taxes on income	$-	$0.6	$(2.7)

Income (loss) from discontinued operations, net of tax	$-	$2.1	$(5.8)

During the year ended December 31, 2014, the Company reversed a facility closure accrual of $2.4 million, net of $0.6 million tax expense, resulting from the settlement of a contractual obligation.

Note 7.	Income Taxes

Income from operations before provision for taxes by domestic and foreign source is as follows:

	2015	2014	2013
	(millions of dollars)
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$32.6	$54.8	$66.6
Foreign	100.0	68.2	57.1
	$132.6	$123.0	$123.7

The provision (benefit) for taxes on income consists of the following:

	2015	2014	2013
	(millions of dollars)
Domestic
Taxes currently payable
Federal	$1.4	$28.1	$13.7
State and local	1.2	3.4	2.6
Deferred income taxes	(3.2)	(15.1)	2.5
Domestic tax provision	(0.6)	16.4	18.8

Foreign
Taxes currently payable	22.7	20.3	13.8
Deferred income taxes	0.7	(5.9)	1.9
Foreign tax provision	23.4	14.4	15.7
Total tax provision	$22.8	$30.8	$34.5

The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	2015	2014	2013

U.S. statutory rate	35.0%	35.0%	35.0%

Depletion	-8.4%	-7.8%	-3.6%
Difference between tax provided on foreign earnings and the U.S. statutory rate	-8.3%	-9.5%	-3.6%
State and local taxes, net of federal tax benefit	0.3%	1.0%	1.7%
Tax credits and foreign dividends	-0.5%	4.1%	-1.7%
Change in valuation allowance	-0.9%	1.7%	0.3%
Impact of uncertain tax positions	-0.1%	0.4%	-0.6%
Impact of officer's non-deductible compensation	2.9%	2.7%	2.3%
Manufacturing deduction	-2.0%	-3.3%	-0.9%
Other	-0.8%	0.7%	-1.0%
Consolidated effective tax rate	17.2%	25.0%	27.9%

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
	(millions of dollars)
Deferred tax assets attributable to:
Accrued liabilities	$36.1	$39.9
Net operating loss carry forwards	37.6	25.6
Pension and post-retirement benefits costs	55.0	57.1
Other	29.1	18.9
Valuation allowance	(28.8)	(21.7)
Total deferred tax assets	129.0	119.8
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	247.2	264.3
Intangible assets	98.7	89.3
Other	4.5	5.4
Total deferred tax liabilities	350.4	359.0
Net deferred tax asset (liability)	$(221.4)	$(239.2)

Net deferred tax assets and net deferred tax liabilities are as follows:

	2015	2014
	(millions of dollars)

Net deferred tax asset, long-term	$30.6	$33.6
Net deferred tax liability, long-term	252.0	272.8
Net deferred tax asset (liability), long-term	$(221.4)	$(239.2)

Net deferred tax assets are included in other assets and deferred charges.

The Company has $37.6 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $13.4 million expire over the next 20 years, and $24.2 million can be utilized over an indefinite period.

On December 31, 2015, the Company had $4.0 million of total unrecognized tax benefits. Included in this amount were a total of $0.7 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

	2015	2014
	(millions of dollars)

Balance at beginning of the year	$5.0	$3.9
Increases related to current year tax positions	0.5	0.6
Increases related to new judgements	0.8	1.0
Decreases related to audit settlements and statue expirations	(2.3)	(0.5)
Balance at the end of the year	$4.0	$5.0

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded a $0.5 million benefit of interest and penalties during 2015 and had a total accrued balance on December 31, 2015 of $0.9 million.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and European income tax examinations by tax authorities for years prior to 2010.

Net cash paid for income taxes were $43.8 million, $5.7 million and $25.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has not provided for U.S. federal and foreign withholding taxes on $558.9 million of foreign subsidiaries' undistributed earnings as of December 31, 2015 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.   However, in the event that the entire $558.9 million of foreign earnings were to be repatriated, incremental taxes may be incurred. We do not believe this amount would be more than $90.4 million.

Note 8.	Inventories

The following is a summary of inventories by major category:

	2015	2014
	(millions of dollars)
Raw materials	$73.4	$85.9
Work-in-process	5.4	6.7
Finished goods	86.1	88.7
Packaging and supplies	30.0	30.5
Total inventories	$194.9	$211.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
	2015	2014
	(millions of dollars)
Mineral rights and reserves	$553.8	$575.9
Land	39.8	44.9
Buildings	179.7	198.2
Machinery and equipment	1,130.7	1,121.5
Furniture and fixtures and other	209.7	153.1
Construction in progress	53.6	80.6
	2,167.3	2,174.2
Less: accumulated depreciation and depletion	(1,063.0)	(992.1)
Property, plant and equipment, net	$1,104.3	$1,182.1

Depreciation and depletion expense for the years ended December 31, 2015, 2014 and 2013 was $82.1 million, $76.6 million and $44.7 million, respectively.

Note 10.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $781.2 million, and $770.9 million as of December 31, 2015 and December 31, 2014, respectively.  The net change in goodwill since December 31, 2014 was attributable to the finalization of the accounting related to the acquisition of AMCOL and to the effects of foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Specialty Minerals	Refractories	Performance Materials	Construction Technologies	Consolidated
	(millions of dollars)
Balance at December 31, 2013	$14.3	$50.1	$-	$-	$64.4

Change in goodwill relating to:
Acquisition			453.2	255.0	708.2
Foreign exchange translation	(0.6)	(1.1)	-	-	(1.7)
Total Changes	$(0.6)	$(1.1)	$453.2	$255.0	$706.5

Balance at December 31, 2014	$13.7	$49.0	$453.2	$255.0	$770.9

Change in goodwill relating to:
Purchase price finalization	-	-	91.1	(78.3)	12.8
Foreign exchange translation	(0.4)	(2.0)	(0.1)	-	(2.5)
Total Changes	(0.4)	(2.0)	91.0	(78.3)	10.3

Balance at December 31, 2015	$13.3	$47.0	$544.2	$176.7	$781.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets subject to amortization as of December 31, 2015 and December 31, 2014 were as follows:

		December 31, 2015		December 31, 2014
	Weighted Average Useful Life (Years)
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$9.3	$191.2	$3.7
Technology	12	18.8	2.5	18.7	1.0
Patents and trademarks	17	6.4	4.4	6.4	4.0
Customer relationships	30	4.5	0.6	4.4	0.1
Customer lists	15	2.9	2.9	2.9	2.7
	28	$232.4	$19.7	$223.6	$11.5

In 2014, intangible assets increased approximately $8.8 million relating to the finalization of the AMCOL opening balance sheet.  The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 28 years.  Amortization expense was approximately $7.9 million, $4.6 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively and is recorded within Marketing and administrative expenses and Amortization expense of intangible assets acquired lines within Consolidated Statements of Income.  The estimated amortization expense is $8.1 million in 2015, $7.9 million for 2017-2020, and $172.9 million thereafter.

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

The Company uses foreign exchange forward contracts to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases. The Company had 6 open foreign exchange contracts as of December 31, 2015, designated as cash flow hedges. The gains and losses associated with these forward exchange contracts are recognized into cost of sales. Gains and losses and hedge ineffectiveness associated with these derivatives were not significant. The fair value of these contracts at December 31, 2015 and 2014 was not significant.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other:

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earning denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY). When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures. The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings. During 2015, the Company recorded $0.3 million loss in the other non-operating income (deductions), net line within the Consolidated Statements of Income relating to the changes in fair value of these contracts. These contracts were primarily entered to mitigate the exposures of the acquired AMCOL businesses. There were no open contracts at December 31, 2015.  We had open foreign exchange rate contracts of $0.5 million included in other current assets and $0.3 million in other current liabilities, respectively, at December 31, 2014.

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

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
Deferred compensation plan assets	$12.4	$-	$12.4	$-

Supplementary pension plan assets	9.8	-	9.8	-

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
Description	Asset / (Liability Balance at 12/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(milliions of dollars)
Money market funds	$14.5	$14.5	$-	$-

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 15, and there were no transfers in or out of Level 3 during the year ended December 31, 2015 and 2014. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

The Company's bad debt expense for the years ended December 31, 2015, 2014 and 2013 was $2.6 million, $2.4 million and $0.6 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Long-Term Debt and Commitments

The following is a summary of long term debt:

	December 31,
	2015	2014
	(millions of dollars)
Term Loan Facility, due May 9, 2021, net of unamortized discount and deferred financing costs of of $30.9 million and $40.2 million as of December 31, 2015 and December 31, 2014, respectively.	$1,246.4	$1,427.9
China Loan Facilities	12.0	1.8
Total	$1,258.4	$1,429.7
Less: Current maturities	3.1	0.3
Long-term debt	$1,255.3	$1,429.4

On May 9, 2014, in connection with the acquisition of AMCOL, the Company entered into a credit agreement providing for the $1.560 billion Term Facility and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility has a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. The maturity date for loans under the Term Facility was not changed by the amendment.  The loans outstanding under the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the amendment, loans under the variable rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.00% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The variable rate tranche of the Term Facility was issued at par and has a 1% required amortization per year.  The fixed rate tranche of the Term Facility was issued at a 0.25% discount.   The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As December 31, 2015, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

During 2015, the Company repaid $190 million on its Term Loan facility.

During 2014, the Company entered into three committed loan facilities for the funding of new manufacturing facilities in China. The loan facilities were for a combined 73.8 million RMB and $1.8 million. During the third quarter of 2015, the Company entered into an additional committed loan facility for the funding of these facilities. The loan facility is for 21.0 million RMB.  As of December 31, 2015, the Company has borrowed, on a combined basis, $13.5 million on these facilities, of which $11.9 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.

As of December 31, 2015, the Company had $35.6 million in uncommitted short-term bank credit lines, of which approximately $6.5 million was in use.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term borrowings as of December 31, 2015 and 2014 were $6.5 million and $5.6 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2015 and December 31, 2014 was 3.4% and 4.1%, respectively.

The aggregate maturities of long-term debt are as follows: $3.2 million in 2016; $6.0 million in 2017; $2.0 million in 2018, $0.7 million in 2019; $0.0 million in 2020 and $1,278.0 million thereafter.

During 2015, 2014 and 2013, respectively, the Company incurred interest costs of $62.6 million, $44.6 million and $3.4 million including $0.5 million, $0.6 million and $0.1 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

In December 2015, the Company early adopted the provisions of ASU No. 2015-03, “Interest- Imputation of Interest” to simplify the presentation of debt issuance costs. Accordingly, approximately $20 million has been reclassified from other long term assets to long term debt on its balance sheet at December 31, 2015. Approximately $26.1 million was reclassified for the prior year.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
	(millions of dollars)
Change in benefit obligations:
Beginning projected benefit obligation	$433.8	$289.5	$10.1	$9.9
Service cost	10.3	8.9	0.4	0.4
Interest cost	15.4	14.9	0.3	0.4
Actuarial (gain)/loss	(17.0)	57.3	(0.9)	0.7
Benefits paid	(19.5)	(12.7)	(0.4)	(1.2)
Settlements		-
Acquisition		83.3
Foreign exchange impact	(7.0)	(7.7)	(0.2)	(0.1)
Other	0.6	0.3
Ending projected benefit obligation	416.6	433.8	9.3	10.1

Change in plan assets:
Beginning fair value	295.8	240.3	-	-
Actual return on plan assets	1.2	20.7	-	-
Employer contributions	10.0	6.4	0.4	1.2
Plan participants' contributions	0.5	0.5	-
Benefits paid	(19.5)	(12.7)	(0.4)	(1.2)
Settlements	-	-	-	-
Acquisition	-	46.3	-	-
Foreign exchange impact	(5.5)	(5.7)	-	-
Ending fair value	282.5	295.8	-	-

Funded status of the plan	$(134.1)	$(138.0)	$(9.3)	$(10.1)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
	(millions of dollars)

Current liability	$(0.9)	$(0.8)	$(0.7)	$(0.8)
Non-current liability	(133.2)	(137.2)	(8.6)	(9.3)
Recognized liability	$(134.1)	$(138.0)	$(9.3)	$(10.1)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
	(millions of dollars)

Net actuarial (gain) loss	$80.3	$88.4	$(1.5)	$(1.0)
Prior service cost	0.2	1.0	(4.3)	(6.3)
Amount recognized end of year	$80.5	$89.4	$(5.8)	$(7.3)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was $382.6 million and $393.3 million at December 31, 2015 and 2014, respectively.

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
	(millions of dollars)

Current year actuarial gain (loss)	$0.5	$(34.0)	$0.6	$(0.5)
Amortization of actuarial (gain) loss	7.7	4.8	(0.1)	(0.1)
Amortization of prior service credit (gain) loss	0.5	0.6	(1.9)	(1.9)
Total recognized in other comprehensive income	$8.7	$(28.6)	$(1.4)	$(2.5)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
	(millions of dollars)

Service cost	$10.3	$8.9	$8.4	$0.4	$0.4	$0.6
Interest cost	15.4	14.9	11.3	0.3	0.4	0.3
Expected return on plan assets	(19.7)	(19.4)	(14.8)	-	-	-
Amortization of prior service cost	0.8	1.0	1.0	(3.1)	(3.1)	(3.1)
Recognized net actuarial (gain) loss	12.1	7.4	13.9	(0.1)	(0.2)	-
Settlement/curtailment loss		-	-		-	-
Net periodic benefit cost	$18.9	$12.8	$19.8	$(2.5)	$(2.5)	$(2.2)

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

The 2016 estimated amortization of amounts in other accumulated comprehensive income are as follows:

	Pension Benefits	Post-Retirement Benefits
	(millions of dollars)

Amortization of prior service credit (gain) loss	$0.7	$(3.1)
Amortization of net (gain) loss	10.7	(0.2)
Total cost to be recognized	$11.4	$(3.3)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Discount rate	3.71%	4.39%	3.80%
Expected return on plan assets	6.89%	7.34%	7.18%
Rate of compensation increase	3.04%	3.08%	3.16%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2014, 2013 and 2012 are as follows:

	2015	2014	2013

Discount rate	3.89%	3.66%	4.37%
Rate of compensation increase	3.04%	3.05%	3.10%

For 2015, 2014 and 2013, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 1% in 2015, 7% in 2014 and 14% in 2013.

The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2015 and 2014 by asset category are as follows:

Asset Category	2015	2014

Equity securities	58.9%	58.2%
Fixed income securities	34.7%	32.4%
Real estate	0.9%	0.7%
Other	5.5%	8.7%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2015 and 2014 by asset category are as follows:

Asset Category	2015	2014
	(millions of dollars)
Equity securities	$166.4	$172.3
Fixed income securities	98.0	95.7
Real estate	2.5	2.2
Other	15.6	25.6
Total	282.5	295.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents domestic and foreign pension plan assets information at December 31, 2015, 2014 and 2013 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
	2015	2014	2013	2015	2014	2013
	(millions of dollars)

Fair value of plan assets	$213.0	$224.1	$170.6	$69.5	$71.7	$70.1

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2015:

Pension Assets Fair Value as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	(millions of dollars)

Equity securities
US equities	$143.7	$0.2	$-	$143.9
Non-US equities	22.5	-	-	22.5

Fixed income securities
Corporate debt instruments	65.4	32.6	0.0	98.0

Real estate and other
Real estate	-	-	2.5	2.5
Other	-	0.2	15.4	15.6

Total assets	$231.6	$33.0	$17.9	$282.5

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2014:

Pension Assets Fair Value as of December 31, 2014	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	(millions of dollars)

Equity securities
US equities	$132.1	$10.0	$-	$142.1
Non-US equities	22.2	8.0	-	30.2

Fixed income securities
Corporate debt instruments	62.8	32.9	-	95.7

Real estate and other
Real estate	-	1.0	1.2	2.2
Other	0.2	-	25.4	25.6

Total assets	217.3	51.9	26.6	295.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)

Beginning balance at December 31, 2013	$20.2
Acquisition	$4.9
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	2.0
Foreign exchange impact	(0.5)
Ending balance at December 31, 2014	$26.6
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	(8.4)
Foreign exchange impact	(0.3)
Ending balance at December 31, 2015	$17.9

There were no transfers in or out of Level 3 during the year ended December 31, 2015 and 2014

Contributions

The Company expects to contribute $11.0 million to its pension plans and $0.6 million to its other post-retirement benefit plan in 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(millions of dollars)

2016	$20.6	$0.6
2017	$21.7	$0.7
2018	$22.2	$0.7
2019	$22.8	$0.7
2020	$24.0	$0.7
2021-2025	$127.5	$3.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2015 was over 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401K plan) for most non-union employees in the U.S.  On January 1, 2015, as a result of the acquisition and subsequent integration, the Savings and Investment Plan of AMCOL International was merged into the Minerals Technologies Inc. Savings and Investment Plan.  Within prescribed limits, the Company bases its contribution to the Plan on employee contributions. The Company's contributions amounted to $6.3 million, $2.9 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also contributed $2.6 million to AMCOL’s savings plan in 2014.

Note 16.	Leases

The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $19.5 million, $19.8 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2016 through 2020 and in aggregate thereafter are approximately $13.6 million, $10.8 million, $8.9 million, $7.3 million, $6.7 million, respectively, and $35.4 million thereafter. Total future minimum rentals to be received under non-cancelable subleases were approximately $0.8 million at December 31, 2015.

Total future minimum payments to be received under direct financing leases for each of the years 2016 through 2020 and the aggregate thereafter are approximately: $0.9 million, $0.6 million, $0.2 million, $-- million, $-- million and $-- million thereafter.

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

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has 30 pending silica cases and 13 pending asbestos cases. To date, 1,465 silica cases and 46 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case and no new silica cases were filed in the fourth quarter of 2015. One silica case was dismissed during the fourth quarter of 2015.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 13 pending asbestos cases all except one allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The one exception pertains to a pending asbestos case against American Colloid Company.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2015.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2015.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,784,395 shares and 34,649,755 shares were outstanding at December 31, 2015 and 2014, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $7.0 million or $0.20 per common share were paid during 2015. In January 2016, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2016.

Stock Award and Incentive Plan

At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders ratified the adoption of the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards..  The 2015 Plan is substantially similar to the Company’s 2001 Stock Award and Incentive Plan (as amended and restated as of March 18, 2009, the “2001 Plan” and collectively with the 2015 Plan, the “Plans”).  The Company established the 2015 Plan to increase the total number of shares of common stock reserved and available for issuance by 880,000 shares from the number of shares remaining under the 2001 Plan.  With the ratification of the 2015 Plan by the Company’s stockholders, the 2001 Plan was discontinued as to new grants (however, all awards previously granted under the 2001 Plan remained unchanged).  The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plan have a term not in excess of ten years. The exercise price for stock options will not be less than the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

The following table summarizes stock option and restricted stock activity for the Plan:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2013	1,491,974	1,395,520	$28.31	183,660	$31.25
Granted	(351,995)	239,770	41.42	112,225	41.44
Exercised/vested	-	(501,222)	25.26	(61,981)	28.09
Canceled	50,985	(2,653)	37.24	(48,332)	31.59
Balance December 31, 2013	1,190,964	1,131,415	32.42	185,572	37.65
Granted	(279,184)	173,068	58.25	106,116	58.94
Exercised/vested	-	(323,636)	30.57	(61,621)	36.51
Canceled	84,806	(29,768)	41.88	(55,038)	38.73
Balance December 31, 2014	996,586	951,079	37.46	175,029	50.56
Authorized	880,000	-	-	-	-
Granted	(455,275)	238,773	60.40	216,502	60.32
Exercised/vested	-	(74,839)	33.12	(59,801)	47.51
Canceled	71,113	(23,169)	60.22	(47,944)	51.43
Balance December 31, 2015	1,492,424	1,091,844	42.29	283,786	58.63

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	2015	2014
	(millions of dollars)
Cumulative foreign currency translation	$(108.7)	$(33.4)
Unrecognized pension costs (net of tax benefit of $38.7 in 2015 and $41.0 in 2014)	(74.8)	(82.1)
Unrealized gain (loss) on cash flow hedges (net of tax expense of $1.0 in 2015 and $1.0 in 2014)	2.6	2.6
	$(180.9)	$(112.9)

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2015			2014
	Pre-Tax Amount	Tax (Expense) Benefit)	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit)	Net-of-Tax Amount
	(millions of dollars)
Foreign currency translation adjustment	(76.6)	-	$(76.6)	$(51.5)	$-	$(51.5)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	0.5	0.5	1.0	(53.7)	19.1	(34.6)
Amortization of net actuarial (gains) losses and prior service costs	9.6	(3.3)	6.3	5.2	(1.7)	3.5

Total other comprehensive income (loss)	$(66.5)	$(2.8)	$(69.3)	$(100.0)	$17.4	$(82.6)

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

The following is a reconciliation of asset retirement obligations as of December 31, 2014 and 2013:

	2015	2014
	(millions of dollars)
Asset retirement liability, beginning of period	$23.0	$14.7
Acquisition	-	9.2
Accretion expense	2.8	1.7
Reversals	(1.0)	(0.2)
Payments	(1.9)	(1.5)
Foreign currency translation	(1.5)	(0.9)
Asset retirement liability, end of period	$21.4	$23.0

The Company mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  The table above includes this land reclamation liability assumed in connection with the purchase of AMCOL. This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current portion of the liability of approximately $1.8 million is included in other current liabilities and the long-term portion of the liability of approximately $19.6 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2015.

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

In May 2014, the Company acquired the remaining 20% non-controlling interest in CETCO Lining Technologies India Pvt. Ltd. (“CETCO India”), a part of our Construction Technologies operations for $2.0 million. The following table sets forth the effects of this transaction on equity attributable to MTI shareholders:

	Year Ended December 31,
	2015	2014	2013
	(millions of dollars)
Net income attributable to MTI	$107.9	$92.4	$80.3
Transfer from non-controlling interest:
Decrease in additional paid-in capital for purchase of the remaining non-controlling interest in CETCO India	-	(2.1)	-

Change from net income attributable to MTI and transfers from non-controlling interest	$107.9	$90.3	$80.3

Note 22.	Segment and Related Information

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

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services as compared to 2 reportable segments in 2013 (Specialty Minerals and Refractories).

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(millions of dollars)
Net Sales
Specialty Minerals	$624.6	$650.1	$669.8
Refractories	295.9	359.7	348.4
Performance Materials	514.8	352.8	-
Construction Technologies	180.1	152.3	-
Energy Services	182.2	210.1	-
Total	1,797.6	1,725.0	1,018.2

Income from Operations
Specialty Minerals	100.8	95.8	98.4
Refractories	27.8	43.2	35.9
Performance Materials	95.9	41.0	-
Construction Technologies	22.5	(0.8)	-
Energy Services	(27.9)	16.3	-
Total	219.1	195.5	134.3

Depreciation, Depletion and Amortization
Specialty Minerals	34.0	35.6	38.6
Refractories	7.5	10.8	8.7
Performance Materials	31.7	18.7	-
Construction Technologies	7.7	5.8	-
Energy Services	17.4	13.5	-
Total	98.3	84.4	47.3

Segment Assets
Specialty Minerals	505.3	494.4	605.6
Refractories	292.7	357.3	378.1
Performance Materials	1,626.0	1,584.4	-
Construction Technologies	339.4	447.7	-
Energy Services	154.7	228.9	-
Total	2,918.1	3,112.7	983.7

Capital Expenditures
Specialty Minerals	51.9	44.4	33.6
Refractories	11.1	11.7	8.3
Performance Materials	9.8	7.3	-
Construction Technologies	1.3	1.0	-
Energy Services	11.1	16.7	-
Total	85.2	81.1	41.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2015	2014	2013
	(millions of dollars)
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$219.1	$195.5	$134.3
Acquisition related transaction and integration costs	(11.8)	(19.1)	-
Unallocated corporate expenses	(7.0)	(7.6)	(7.4)
Consolidated income from operations	200.3	168.8	126.9
Non-operating deductions, net	(67.7)	(45.8)	(3.2)
Income from continuing operations before provision for taxes on income	132.6	123.0	123.7

Total Assets
Total segment assets	2,918.1	3,112.7	983.7
Corporate assets	61.9	44.8	233.8
Consolidated total assets	2,980.0	3,157.5	1,217.5

Capital Expenditures
Total segment capital expenditures	85.2	81.1	41.9
Corporate capital expenditures	0.8	0.7	1.9
Consolidated capital expenditures	86.0	81.8	43.8

Financial information relating to the Company's operations by geographic area was as follows:

	2015	2014	2013
	(millions of dollars)
Net Sales
United States	$1,049.6	$1,004.4	$563.5

Canada/Latin America	86.3	90.2	70.3
Europe/Africa	382.1	407.7	269.2
Asia	279.6	222.7	115.2
Total International	748.0	720.6	454.7
Consolidated net sales	1,797.6	1,725.0	1,018.2

Long-Lived Assets
United States	$1,829.3	$1,865.2	$235.2

Canada/Latin America	13.0	18.8	12.1
Europe/Africa	117.6	136.8	64.9
Asia	138.3	144.3	60.5
Total International	268.9	299.9	137.5
Consolidated long-lived assets	2,098.2	2,165.1	372.7

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's sales by product category are as follows:

	2015	2014	2013
	(millions of dollars)
Paper PCC	$423.3	$454.5	$480.0
Specialty PCC	64.8	66.1	67.2
Talc	55.9	55.5	50.9
Ground Calcium Carbonate	80.6	74.0	71.7
Refractory Products	230.7	273.9	264.0
Metallurgical Products	65.2	85.8	84.4
Metalcasting	266.4	181.4	-
Household, Personal Care and Specialty Products	172.7	108.0	-
Basic Minerals and Other Products	75.7	63.4	-
Environmental Products	69.7	70.7	-
Building Materials and Other Products	110.4	81.6	-
Energy Services	182.2	210.1	-
Total	1,797.6	1,725.0	1,018.2

Note 23.	Quarterly Financial Data (unaudited)

	2015 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$154.0	$156.5	$156.5	$157.6
Refractories segment	73.9	76.4	77.4	$68.2
Performance Materials segment	127.9	129.1	126.5	$131.3
Construction Technologies segment	38.9	52.1	49.7	$39.4
Energy Services segment	58.6	49.3	40.9	$33.4
Net sales	453.3	463.4	451.0	429.9

Gross profit	116.6	126.2	118.9	109.3

Income from operations	59.9	52.8	49.9	37.7

Income from continuing operations	36.0	27.5	30.3	17.8

Net income attributable to MTI	35.1	26.6	29.2	17.0

Basic earnings per share attributable to MTI shareholders:
Income from continuing operations	$1.01	$0.77	$0.84	$0.49
Loss from discontinued operations	-	-	-	-
Net income	$1.01	$0.77	$0.84	$0.49

Diluted earnings per share attributable to MTI shareholders:
Income from continuing operations	$1.01	$0.76	$0.83	$0.48
Loss from discontinued operations	-	-	-	-
Net income	$1.01	$0.76	$0.83	$0.48

Market price range per share of common stock:
High	$74.74	$74.21	$68.15	$61.80
Low	$59.00	$66.49	$46.69	$45.35
Close	$70.65	$69.02	$50.31	$45.86

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$159.7	$167.8	$163.0	$159.6
Refractories segment	84.7	91.7	90.4	92.9
Performance Materials segment	-	75.8	135.6	141.4
Construction Technologies segment	-	37.2	69.1	46.0
Energy Services segment	-	48.6	85.4	76.1
Net sales	244.4	421.1	543.5	516.0

Gross profit	55.3	102.7	145.0	132.4

Income from operations	23.6	35.8	66.8	42.6

Income from continuing operations	16.3	17.6	37.6	21.9
Income (loss) from discontinued operations	-	1.8	0.2	0.1
Net income attributable to MTI	15.6	18.5	37.0	21.3

Basic earnings per share attributable to MTI shareholders:
Income from continuing operations	$0.45	$0.48	$1.07	$0.61
Loss from discontinued operations	-	0.05	-	0.01
Net income	$0.45	$0.53	$1.07	$0.62

Diluted earnings per share attributable to MTI shareholders:
Income from continuing operations	$0.45	$0.48	$1.06	$0.61
Loss from discontinued operations	-	0.05	-	-
Net income	$0.45	$0.53	$1.06	$0.61

Market price range per share of common stock:
High	$64.48	$66.50	$67.02	$77.40
Low	$48.81	$59.49	$57.14	$58.06
Close	$63.57	$65.01	$63.45	$69.45

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Minerals Technologies Inc. and subsidiary companies’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies, Inc.

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholder’s equity, cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 19, 2016

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

The Company assessed its internal control system as of December 31, 2015 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2015, its system of internal control over financial reporting was effective.

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

February 19, 2016

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year ended December 31, 2015
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.6	2.6	(1.8)	4.4

Year ended December 31, 2014
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$1.7	$2.4	(0.5)	3.6

Year ended December 31, 2013
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.8	$0.6	$(2.7)	1.7

(a)	Includes impact of translation of foreign currencies.

S - 1