Form 10-Q
period 2016-04-03
MINERALS TECHNOLOGIES INC
filed 2016-05-06
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 25, 2016 34,827,203

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(in millions, except per share data)
Product sales	$384.4	$394.7
Service revenue	25.8	58.6
Total net sales	410.2	453.3

Cost of goods sold	277.6	292.9
Cost of service revenue	19.9	43.8
Total cost of sales	297.5	336.7

Production margin	112.7	116.6

Marketing and administrative expenses	46.7	47.4
Research and development expenses	5.9	5.9
Acquisition related transaction and integration costs	1.6	3.4
Restructuring and other charges	0.9	-

Income from operations	57.6	59.9

Interest expense, net	(14.1)	(15.4)
Other non-operating income (deductions), net	1.7	3.2
Total non-operating deductions, net	(12.4)	(12.2)

Income before provision for taxes and equity in earnings	45.2	47.7

Provision for taxes on income	10.7	12.1
Equity in earnings of affiliates, net of tax	0.3	0.4

Consolidated net income	34.8	36.0

Less:
Net income attributable to non-controlling interests	0.9	0.9
Net income attributable to Minerals Technologies Inc. (MTI)	$33.9	$35.1

Earnings per share:
Basic earnings per share attributable to MTI	$0.97	$1.01

Diluted earnings per share attributable to MTI	$0.97	$1.01

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	34.8	34.7
Diluted	34.9	34.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Consolidated net income	$34.8	$36.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.9	(27.8)
Pension and postretirement plan adjustments	1.3	1.4
Total other comprehensive income (loss), net of tax	11.2	(26.4)
Total comprehensive income including non-controlling interests	46.0	9.6
Comprehensive (income) loss attributable to non-controlling interest	(1.2)	1.0
Comprehensive income attributable to MTI	$44.8	$10.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 3, 2016*	Dec. 31, 2015**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$211.9	$229.4
Short-term investments, at cost which approximates market	3.5	2.6
Accounts receivable, net	365.6	348.7
Inventories	197.2	194.9
Prepaid expenses and other current assets	29.8	28.0
Total current assets	808.0	803.6

Property, plant and equipment	2,193.6	2,167.3
Less accumulated depreciation and depletion	(1,091.1)	(1,063.0)
Property, plant and equipment, net	1,102.5	1,104.3
Goodwill	781.3	781.2
Intangible assets	210.6	212.7
Other assets and deferred charges	79.0	78.2
Total assets	$2,981.4	$2,980.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5.8	$6.5
Current maturities of long-term debt	3.2	3.1
Accounts payable	159.8	152.4
Other current liabilities	145.5	156.6
Total current liabilities	314.3	318.6

Long-term debt, net of unamortized discount	1,217.7	1,255.3
Deferred income taxes	252.1	252.0
Other non-current liabilities	217.9	216.4
Total liabilities	2,002.0	2,042.3

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	387.4	387.6
Retained earnings	1,324.9	1,292.7
Accumulated other comprehensive loss	(169.9)	(180.9)
Less common stock held in treasury	(596.0)	(593.7)

Total MTI shareholders' equity	951.2	910.5
Non-controlling interest	28.2	27.2
Total shareholders' equity	979.4	937.7

Total liabilities and shareholders' equity	$2,981.4	$2,980.0

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Operating Activities:

Consolidated net income	$34.8	$36.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24.5	23.7
Other non-cash items	2.9	1.6
Net changes in operating assets and liabilities	(20.4)	(41.7)
Net cash provided by operating activities	41.8	19.6

Investing Activities:

Purchases of property, plant and equipment, net	(15.7)	(24.2)
Net purchases of short-term investments	(0.6)	(1.7)
Net cash used in investing activities	(16.3)	(25.9)

Financing Activities:

Proceeds from issuance of long-term debt	1.2	2.5
Repayment of long-term debt	(40.1)	(40.0)
Net issuance (repayment) of short-term debt	(0.7)	0.4
Purchase of common shares for treasury	(2.4)	-
Proceeds from issuance of stock under option plan	0.5	0.8
Excess tax benefits related to stock incentive programs	-	0.1
Dividends paid to non-controlling interest	(0.1)	(0.2)
Cash dividends paid	(1.7)	(1.8)
Net cash used in financing activities	(43.3)	(38.2)

Effect of exchange rate changes on cash and cash equivalents	0.3	(11.2)

Net decrease in cash and cash equivalents	(17.5)	(55.7)
Cash and cash equivalents at beginning of period	229.4	249.6
Cash and cash equivalents at end of period	$211.9	$193.9

Supplemental disclosure of cash flow information:
Interest paid	$16.6	$19.9
Income taxes paid	$5.1	$13.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month periods ended April 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures; however, the Company does not believe the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Investments – Equity Method and Joint Ventures

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting”, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting.  ASU 2016-07 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Stock Compensation – Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient – expected term (nonpublic only); and (7) intrinsic value (nonpublic only).  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(in millions, except per share data)

Net income attributable to MTI	$33.9	$35.1

Weighted average shares outstanding	34.8	34.7
Dilutive effect of stock options and stock units	0.1	0.2
Weighted average shares outstanding, adjusted	34.9	34.9

Basic earnings (Loss) per share attributable to MTI	$0.97	$1.01

Diluted earnings (Loss) per share attributable to MTI	$0.97	$1.01

Options to purchase 375,644 shares and 245,128 shares of common stock for the three-month periods ended April 3, 2016 and March 29, 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 3.	Restructuring Charges

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce.  The reductions include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

At April 3, 2016, we had $6.1 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2016.

The following table is a reconciliation of our restructuring liability balance as of April 3, 2016:

(millions of dollars)
Restructuring liability, December 31, 2015	$7.9
Additional provisions	0.9
Cash payments	(2.7)
Restructuring liability, April 3, 2016	$6.1

Note 4.	Income Taxes

As of April 3, 2016, the Company had approximately $4.2 million of total unrecognized income tax benefits. Included in this amount were a total of $1.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million during the three months ended April 3, 2016, and had an accrued balance of $1.0 million of interest and penalties as of April 3, 2016.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $10.7 million as compared to $12.1 million in the prior year.  The effective tax rate was 23.7% as compared to 25.4% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings.

Note 5.	Inventories

The following is a summary of inventories by major category:

	Apr. 3, 2016	Dec. 31, 2015
	(millions of dollars)
Raw materials	$73.7	$73.4
Work-in-process	5.4	5.4
Finished goods	88.2	86.1
Packaging and supplies	29.9	30.0
Total inventories	$197.2	$194.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $781.3 million, and $781.2 million as of April 3, 2016 and December 31, 2015, respectively.  The net change in goodwill since December 31, 2015 was attributable to the effect of foreign exchange.

Acquired intangible assets subject to amortization as of April 3, 2016 and December 31, 2015 were as follows:

	Apr. 3, 2016		Dec. 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(millions of dollars)
Tradenames	$199.8	$10.8	$199.8	$9.3
Technology	18.8	2.8	18.8	2.5
Patents and trademarks	6.4	4.5	6.4	4.4
Customer relationships	4.5	0.8	4.5	0.6
	$229.5	$18.9	$229.5	$16.8

 The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $8.1 million for 2016, $7.9 million for 2017-2020, and $172.9 million thereafter.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Apr. 3, 2016	Dec. 31, 2015
	(millions of dollars)
Term Loan Facility due May 9, 2021, net of unamortized discount and deferred financing costs of $30.3 and $30.9, respectively	$1,207.7	$1,246.4

China Loan Facilities	13.2	12.0

Total	$1,220.9	$1,258.4

Less: Current maturities	3.2	3.1
Long-term debt	$1,217.7	$1,255.3

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1,560 million senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first three months of 2016, the Company repaid $40 million on its Term Facility.  As of April 3, 2016, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of April 3, 2016, on a combined basis, $13.2 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019. The Company repaid $0.1 million on these loans in the first quarter to 2016.

As of April 3, 2016, the Company had $37.2 million in uncommitted short-term bank credit lines, of which approximately $5.8 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Service cost	$2.3	$2.6
Interest cost	3.4	3.9
Expected return on plan assets	(4.6)	(5.1)
Amortization:
Prior service cost	0.2	0.3
Recognized net actuarial loss	2.6	2.8
Net periodic benefit cost	$3.9	$4.5

	Other Benefits
	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization:
Prior service cost	(0.8)	(0.8)
Recognized net actuarial (gain)/loss		-
Net periodic benefit cost	$(0.6)	$(0.6)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $11.0 million to its pension plans and $0.6 million to its other postretirement benefit plans in 2016. As of April 3, 2016, $0.8 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 9.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.0	$2.3
Tax	(0.7)	(0.9)
Net of tax	$1.3	$1.4

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 8 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2015	$(108.7)	$(74.8)	$2.6	$(180.9)

Other comprehensive income (loss) before reclassifications	9.7	-	-	9.7
Amounts reclassified from AOCI	-	1.3	-	1.3
Net current period other comprehensive income (loss)	9.7	1.3	-	11.0
Balance as of April 3, 2016	$(99.0)	$(73.5)	$2.6	$(169.9)

Note 10.	Accounting for Asset Retirement Obligations

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

        The following is a reconciliation of asset retirement obligations as of April 3, 2016:

(millions of dollars)
Asset retirement liability, December 31, 2015	$21.4
Accretion expense	0.4
Payments	(0.2)
Foreign currency translation	0.2
Asset retirement liability, April 3, 2016	$21.8

         The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $1.9 million is included in other current liabilities and the long-term portion of the liability of approximately $19.9 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 3, 2016.

Note 11.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  The litigation is in the discovery phase. Discovery is currently scheduled to last into the fourth quarter of 2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 5 pending silica cases and 15 pending asbestos cases. Of the five pending silica cases, one involves claims by 25 plaintiffs.  To date, 1,490 silica cases and 47 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases and no new silica cases were filed in the first quarter of 2016. One asbestos case was dismissed during the quarter.  In addition, during the first quarter of 2016 we learned that 25 silica cases in West Virginia had been dismissed previously.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 15 pending asbestos cases all except four allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  The four exceptions pertain to a pending asbestos case against American Colloid Company, and three for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 3, 2016.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 3, 2016.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 12.	Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(millions of dollars)
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)	$27.2	$937.7

Net income	-	-	33.9	-	-	0.9	34.8
Other comprehensive income (loss)	-	-	-	11.0	-	0.2	11.2
Dividends declared	-	-	(1.7)	-	-	-	(1.7)
Dividends to non-controlling interest	-	-	-	-	-	(0.1)	(0.1)
Purchase of treasury stock	-	-	-	-	(2.3)	-	(2.3)
Issuance of shares pursuant to employee stock compensation plans	-	0.5	-	-	-	-	0.5
Income tax benefit arising from employee stock compensation plans	-	(0.6)	-	-	-	-	(0.6)
Stock based compensation	-	(0.1)	-	-	-	-	(0.1)
Balance as of April 3, 2016	$4.8	$387.4	$1,324.9	$(169.9)	$(596.0)	$28.2	$979.4

The income attributable to non-controlling interests for the three-month periods ended April 3, 2016 and March 29, 2015 was from continuing operations.  The remainder of income was attributable to MTI.

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

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information is as follows:

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Net Sales
Specialty Minerals	$155.6	$154.0
Refractories	69.2	73.9
Performance Materials	119.0	127.9
Construction Technologies	40.6	38.9
Energy Services	25.8	58.6
Total	$410.2	$453.3

Income from Operations
Specialty Minerals	$25.7	$23.1
Refractories	6.8	8.3
Performance Materials	23.8	23.8
Construction Technologies	4.4	4.1
Energy Services	(0.1)	5.8
Total	$60.6	$65.1

        A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Income from operations for reportable segments	$60.6	$65.1
Acquisition Related Transaction and Integration Costs	(1.6)	(3.4)
Unallocated corporate expenses	(1.4)	(1.8)
Consolidated income from operations	57.6	59.9
Non-operating deductions, net	(12.4)	(12.2)

Income from continuing operations before provision for taxes on income	$45.2	$47.7

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended
	Apr. 3, 2016	Mar. 29, 2015
	(millions of dollars)
Paper PCC	$103.2	$105.2
Specialty PCC	16.7	16.5
Talc	15.0	13.8
Ground Calcium Carbonate	20.7	18.5
Refractory Products	53.4	58.3
Metallurgical Products	15.8	15.6
Metalcasting	60.0	65.2
Household, Personal Care and Specialty Products	45.3	41.8
Basic Minerals and Other Products	13.7	20.9
Environmental Products	13.4	11.4
Building Materials and Other Products	27.2	27.5
Energy Services	25.8	58.6
Total	$410.2	$453.3

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of April 3, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 3, 2016 and March 29, 2015, and the related condensed consolidated statements of cash flows for the three-month periods ended April 3, 2016 and March 29, 2015.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
May 6, 2016

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the first quarter of 2016 were $410.2 million as compared with $453.3 million in the prior year, down 10%.  Weak market conditions in the oil and gas sector led to reduced sales in our Energy Services segment by $31 million, or 7% of consolidated sales.  Foreign exchange had an unfavorable impact on sales of $17.4 million, or 4%.  Income from operations was $57.6 million as compared with $59.9 million in the prior year, a decrease of 4%.  Net income was $33.9 million as compared to $35.1 million in the first quarter of 2015.

Diluted earnings from continuing operations in the first quarter ended April 3, 2016 were $0.97 per share.  Included in pre-tax income and earnings per share were $1.6 million acquisition integration costs and $0.9 million of restructuring charges which reduced earnings by $0.05 per share.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  Our businesses in China grew 15 percent over prior year and our long-term targets in the region remain on track. We presently have three additional satellites under construction in China with a total annual capacity of 215,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products. We recently a new signed a commercial agreement for FulFill® high filler technology with a major papermaker in China.  We now have twenty-five commercial contracts for FulFill® globally.

         Long term debt as of April 3, 2016 was $1,217.7 million.  During the first quarter of 2016, we repaid $40.0 million of our long-term debt.  Cash, cash equivalents and short-term investments were $215.4 million as of April 3, 2016.  Our intention continues to be to use excess cash flow primarily to repay debt and to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2016 from its existing businesses, as follows:

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

Index
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

Results of Operations

Three months ended April 3, 2016 as compared with three months ended March 29, 2015

Consolidated Income Statement Review

	Three Months Ended,		Growth
	Apr. 3 2016	Mar. 29 2015	$	%
	(Dollars in millions)
Net sales	$410.2	$453.3	$(43.1)	-9.5%
Cost of sales	297.5	336.7	(39.2)	-11.6%
Production margin	112.7	116.6	(3.9)	-3.3%
Production margin %	27.5%	25.7%

Marketing and administrative expenses	46.7	47.4	(0.7)	-1.5%
Research and development expenses	5.9	5.9	-	0.0%
Acquisition related transaction and integration costs	1.6	3.4	(1.8)	-52.9%
Restructuring and other charges	0.9	-	0.9	100.0%
			-
Income from operations	57.6	59.9	(2.3)	-3.8%
Operating margin %	14.0%	13.2%

Interest expense, net	(14.1)	(15.4)	1.3	-8.4%
Other non-operating income (deductions), net	1.7	3.2	(1.5)	-46.9%
Total non-operating deductions, net	(12.4)	(12.2)	(0.2)	1.6%

Income before provision for taxes and equity in earnings	45.2	47.7	(2.5)	-5.2%
Provision for taxes on income	10.7	12.1	(1.4)	-11.6%
Effective tax rate	23.7%	25.4%

Equity in earnings of affiliates, net of tax	0.3	0.4	(0.1)	-25.0%

Net income	34.8	36.0	(1.2)	-3.3%

Net income attributable to non-controlling interests	0.9	0.9	-	0.0%
Net income attributable to Minerals Technologies Inc. (MTI)	33.9	35.1	(1.2)	-3.4%

Index
Net Sales

	Three Months Ended Apr. 3, 2016			Three Months Ended Mar. 29, 2015
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$244.2	59.5%	-8.8%	$267.9	59.1%
International	166.0	40.5%	-10.5%	185.4	40.9%
Total sales	$410.2	100.0%	-9.5%	$453.3	100.0%

Specialty Minerals Segment	$155.6	37.9%	1.0%	$154.0	34.0%
Refractories Segment	69.2	16.9%	-6.4%	73.9	16.3%
Performance Materials Segment	119.0	29.0%	-7.0%	127.9	28.2%
Construction Technologies Segment	40.6	9.9%	4.4%	38.9	8.6%
Energy Services Segment	25.8	6.3%	-56.0%	58.6	12.9%
Total sales	$410.2	100.0%	-9.5%	$453.3	100.0%

Total sales decreased $43.1 million or 10% from the previous year to $410.2 million.  The aforementioned weak market conditions in the oil and gas sector and the effects of foreign exchange had a combined unfavorable impact on our sales of over $50 million, or 11 percentage points.

Approximately $244.2 million of sales were generated within the United States and $166.0 million of sales originated in international regions.

Operating Costs and Expenses

Cost of sales was $297.5 million, a decrease of 12% from prior year and was 72.5% of sales compared with 74.3% of sales in the prior year. Gross margins improved 8% to 27.5% due to lower variable manufacturing costs, including productivity gains of over 5%. These factors more than offset the impact of weak market conditions in the Energy Services and Refractories Segments,

Marketing and administrative costs were $46.7 million as compared to $47.4 million in prior year.

Research and development expenses were $5.9 million during both the three months ended April 3, 2016 and March 29, 2015.

The Company incurred a charge of $1.6 million and $3.4 million for acquisition-related transaction and integration costs during the three months ended April 3, 2016 and March 29, 2015, respectively.  In addition, there were $0.9 million of restructuring charges recorded within the Energy Services segment during the three months ended April 3, 2016.

Income from Operations

The Company recorded income from operations of $57.6 million as compared to $59.9 million in the comparable prior year period.  Operating income was 14.0% of sales in the first quarter of 2016 compared with 13.2% of sales in 2015, as lower manufacturing costs, including productivity gains, helped to offset the impact of lower sales.

Non-Operating Income (Deductions)

During the first quarter of 2016, non-operating deductions were primarily comprised of $14.1 million of interest expense and $2.4 million in foreign exchange gains as compared to $15.4 million of interest expense and $3.5 million of foreign exchange gains in the prior year.

Index
Provision for Taxes on Income

Provision for taxes on income was $10.7 million as compared to $12.1 million in prior year.  The effective tax rate was 23.7% as compared to 25.4% in prior year.  The reduction in the effective tax rate during 2016 was primarily due to a change in the mix of earnings.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $34.8 million during the three months ended April 3, 2016 and included a $1.6 million charge, net of tax, relating to acquisition integration costs and restructuring.

Segment Review

        The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	Apr. 3, 2016	Mar. 29, 2015	Growth
	(millions of dollars)
Net Sales
Paper PCC	$103.2	$105.2	$(2.0)	-1.9%
Specialty PCC	16.7	16.5	0.2	1.2%
PCC Products	$119.9	$121.7	$(1.8)	-1.5%

Talc	$15.0	$13.8	$1.2	8.7%
Ground Calcium Carbonate	20.7	18.5	2.2	11.9%
Processed Minerals Products	$35.7	$32.3	$3.4	10.5%

Total net sales	$155.6	$154.0	$1.6	1.0%

Income from operations	$25.7	$23.1	$2.6	11.3%
% of net sales	16.5%	15.0%

Worldwide net sales in the Specialty Minerals segment were $155.6 million, an increase of $1.6 million or 1% compared to the prior year.  Foreign exchange had an unfavorable impact on current year sales of $5.7 million or 4%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 1.5 % to $119.9 million from $121.7 million in the prior year.  Paper PCC sales decreased 2% to $103.2 million primarily due to the unfavorable impact of foreign exchange.  Paper PCC sales in China increased 45 percent over prior year due to the startup of three new facilities since the first quarter of 2015.  Sales of Specialty PCC increased 1% over the prior year.

Net sales of Processed Minerals products increased 11% to $35.7 million.  Talc sales increased 9% and Ground Calcium Carbonate sales increased 12% primarily due to increased volumes.

 Income from operations for the Specialty Minerals segment was a record for the first quarter and increased 11% over prior year to $25.7 million. Income from operations as a percentage of sales improved due to improved profitability in the Processed Minerals product line and good cost and expense control.  Foreign exchange had an unfavorable impact on Specialty Minerals operating income of $1.4 million, or 6 percent.

Index
Refractories  Segment

	Three Months Ended
Refractories Segment	Apr. 3, 2016	Mar. 29, 2015	Growth
	(millions of dollars)
Net Sales
Refractory Products	$53.4	$58.3	$(4.9)	-8.4%
Metallurgical Products	15.8	15.6	0.2	1.3%
Total net sales	$69.2	$73.9	$(4.7)	-6.4%

Income from operations	$6.8	$8.3	$(1.5)	-18.1%
% of net sales	9.8%	11.2%

        Net sales in the Refractories segment decreased 6.4% to $69.2 million from $73.9 million in the prior year.   Foreign exchange had an unfavorable impact on sales of $2.6 million or 4%.  Sales of refractory products and systems to steel and other industrial applications decreased 8 % to $53.4 million primarily due to lower volumes and the unfavorable impact of foreign exchange.  Sales of metallurgical products increased 1% to $15.8 million due to volume increases.

        Income from operations decreased to $6.8 million from $8.3 million in the prior year and represented 10.0% of sales.

Performance Materials Segment

	Three Months Ended
Performance Materials Segment	Apr. 3, 2016	Mar. 29, 2015	Growth
	(millions of dollars)
Net Sales
Metalcasting	$60.0	$65.2	$(5.2)	-8.0%
Household, Personal Care and Specialty Products	45.3	41.8	3.5	8.4%
Basic Minerals and Other Products	13.7	20.9	(7.2)	-34.4%
Total net sales	$119.0	$127.9	$(8.9)	-7.0%

Income from operations	$23.8	$23.8
% of net sales	20.0%	18.6%

Net sales in the Performance Materials segment decreased 7.0% to $119.0 million from $127.9 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $5.6 million or 4%. Weakness in the agricultural sector affected sales in the Metalcasting product line. Sales in Household, Personal Care and Specialty Products increased 8 percent due to strong Pet Care, Personal Care and Fabric Care sales. Basic minerals and Other Products decreased $7.2 million or 34% from prior year due to lower drilling and iron ore pelletizing sales from continued weak oil and gas drilling activity and lower steel production in the U.S.

Income from operations was $23.8 million and 20.0% of sales as compared to 18.6% of sales in the prior year.

Index
Construction Technologies Segment

	Three Months Ended
Construction Technologies Segment	Apr. 3, 2016	Mar. 29, 2015	Growth
	(millions of dollars)
Net Sales
Environmental Products	$13.4	$11.4	$2.0	17.5%
Building Materials and Other Products	27.2	27.5	(0.3)	-1.1%
Total net sales	$40.6	$38.9	$1.7	4.4%

Income from operations	$4.4	$4.1	$0.3	7.3%
% of net sales	10.8%	10.5%

        Net sales in the Construction Technologies segment increased 4.4% to $40.6 million from $38.9 million in the prior year.  Environmental Products increased 18% to $13.4 million due to higher volumes.  Foreign exchange had an unfavorable impact on sales of $1.4 million or 4%.

        Income from operations was $4.4 million, increased 7.3% over prior year and represented 10.8% of sales.

Energy Services Segment

	Three Months Ended
Energy Services Segment	Apr. 3, 2016	Mar. 29, 2015	Growth
	(millions of dollars)

Net Sales	$25.8	$58.6	$(32.8)	-56.0%

Income (loss) from operations	$(0.1)	$5.8	$(5.9)	*
% of net sales	-0.4%	9.9%

*Percentage not meaningful

Net sales in the Energy Services segment decreased 56.0% to $25.8 million from $58.6 million in the prior year.  The exit from the Coiled Tubing service line in August 2015 reduced sales by $8.9 million, or 15 percent.  Foreign exchange had an unfavorable impact on sales of $2.2 million, or 4 percent.  This segment continues to experience pressure in all product lines due to weak market conditions in the oil and gas sector.

Loss from operations was $0.1 million during the three months ended April 3, 2016.  Included in the loss from operations in the first quarter of 2016 were restructuring charges of $0.8 million.  The segment continues to aggressively reduce costs to offset the significant overcapacity in U.S. onshore oil and gas services caused by the oil price decline.

Liquidity and Capital Resources

        Cash provided from continuing operations during the three months ended April 3, 2016, was approximately $41.8 million.  Cash flows provided from operations during the first three months of 2016 were principally used to fund capital expenditures, to repay debt, to repurchase shares of our common stock, and to pay the Company's dividend to common shareholders.  Our intention is to use excess cash flow primarily to repay debt and to de-lever as quickly as possible.  During the first quarter of 2016, the Company repaid $40 million in principal amount of its long-term debt.  The aggregate maturities of long-term debt are as follows:  remainder of 2016 - $3.0 million; 2017 - $6.2 million; 2018 - $2.2 million; 2019 - $1.7 million; 2020 - $-- million; thereafter - $1,238.0 million.

Index
On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for the $1.560 billion senior secured term loan facility (the “Term Facility”)  and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”). The net proceeds of the Term Facility, together with the Company’s cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company (including the Company’s 3.46% Series A Senior Notes due October 7, 2020 and 4.13% Series B Senior Notes due October 7, 2023) and AMCOL and to pay fees and expenses in connection with the foregoing.  Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of April 3, 2016, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of April 3, 2016, on a combined basis, $13.2 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019. The Company repaid $1.1 million on these loans in the first quarter to 2016.

As of April 3, 2016, the Company had $37.1 million in uncommitted short-term bank credit lines, of which approximately $5.8 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2016 should be between $80.0 million and $90.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedge a portion of contractual floating rate interest through the expiration of the agreements in May 2021. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.

 On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  As of April 3, 2016, 49,098 shares have been repurchased under this program for $2.4 million, or an average price of approximately $48.37 per share.

Index
 The Company is required to make future payments under various contracts, including debt agreements and lease agreements.  The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended April 3, 2016, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Index
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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures; however, the Company does not believe the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Investments – Equity Method and Joint Ventures

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting”, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting.  ASU 2016-07 is effective for all entities for interim and annual periods in fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Stock Compensation – Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient – expected term (nonpublic only); and (7) intrinsic value (nonpublic only).  The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Our long-term bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $4.4 million in incremental interest charges on an annual basis.

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

The Company had no significant derivative financial instruments outstanding at April 3, 2016.  On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedge a portion of contractual floating rate interest through the expiration of the agreements in May 2021. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.

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

The Company is in the process of implementing a global enterprise resource planning (“ERP”) system for the businesses acquired from AMCOL.  As of April 3, 2016, most of the domestic locations of the acquired businesses were implemented on the new system.  The worldwide implementation is expected to be completed over the next eighteen months and involves changes in the systems that include internal controls.  Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.  We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to the affected internal controls as we implement the new systems.  We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended April 3, 2016  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  The litigation is in the discovery phase. Discovery is currently scheduled to last into the fourth quarter of 2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has 5 pending silica cases and 15 pending asbestos cases. Of the five pending silica cases, one involves claims by 25 plaintiffs.  To date, 1,490 silica cases and 47 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases and no new silica cases were filed in the first quarter of 2016. One asbestos case was dismissed during the quarter.  In addition, during the first quarter of 2016 we learned that 25 silica cases in West Virginia had been dismissed previously.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 15 pending asbestos cases all except four allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  The four exceptions pertain to a pending asbestos case against American Colloid Company, and three for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 3, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 3, 2016.

Index
ITEM 1A.	Risk Factors

       For a description of Risk Factors, see Exhibit 99 attached to this report.  There have been no material changes to our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 31	-	-	-	$150,000,000
February 1 - Februray 28	34,098	$46.02	34,098	$148,430,786
February 29 - April 3	15,000	$53.71	49,098	$147,625,076
Total	49,098	$48.37

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  As of April 3, 2016, 49,098 shares have been repurchased under this program for $2.4 million.

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

3.1
By-Laws of Minerals Technologies Inc., as amended and restated effective March 16, 2016 (incorporated by reference to the Exhibit 3.1 filed with the Company’s Current Report on form 8-K filed on March 17, 2016).

10.1
Sixth Amendment to Employment Agreement, dated November 27, 2016, by and between Joseph C. Muscari and the Company (incorporated by reference to the Exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on February 1, 2016).

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

May 6, 2016