Form 10-Q
period 2016-07-03
MINERALS TECHNOLOGIES INC
filed 2016-08-05
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 26, 2016 34,837,434

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions, except per share data)
Product sales	$407.0	$414.1	$791.4	$808.8
Service revenue	20.0	49.3	45.8	107.9
Total net sales	427.0	463.4	837.2	916.7

Cost of goods sold	291.2	300.6	568.8	593.5
Cost of service revenue	14.7	36.6	34.6	80.4
Total cost of sales	305.9	337.2	603.4	673.9

Production margin	121.1	126.2	233.8	242.8

Marketing and administrative expenses	45.1	48.1	91.8	95.5
Research and development expenses	6.1	5.8	12.0	11.7
Acquisition related transaction and integration costs	1.6	2.7	3.2	6.1
Restructuring and other charges	28.8	16.8	29.7	16.8

Income from operations	39.5	52.8	97.1	112.7

Interest expense, net	(13.9)	(15.8)	(28.0)	(31.2)
Extinguishment of debt costs and fees	-	(4.5)	-	(4.5)
Other non-operating income (deductions), net	0.6	(0.2)	2.3	3.0
Total non-operating deductions, net	(13.3)	(20.5)	(25.7)	(32.7)

Income from continuing operations before provision for taxes and equity in earnings	26.2	32.3	71.4	80.0
Provision for taxes on income	4.5	5.3	15.2	17.4
Equity in earnings of affiliates, net of tax	0.6	0.5	0.9	0.9

Consolidated net income	22.3	27.5	57.1	63.5
Less:
Net income attributable to non-controlling interests	1.1	0.9	2.0	1.8
Net income attributable to Minerals Technologies Inc. (MTI)	$21.2	$26.6	$55.1	$61.7

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$0.61	$0.77	$1.58	$1.78

Diluted:
Income from continuing operations attributable to MTI	$0.60	$0.76	$1.57	$1.76

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	34.8	34.7	34.8	34.7
Diluted	35.1	35.0	35.0	35.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(millions of dollars)
Consolidated net income	$22.3	$27.5	$57.1	$63.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9.0)	(2.4)	0.8	(30.3)
Pension and postretirement plan adjustments	1.3	1.5	2.6	3.0
Cash flow hedges:
Net derivative losses arising during the period	(0.8)	-	(0.8)	-
Total other comprehensive income (loss), net of tax	(8.5)	(0.9)	2.6	(27.3)
Total comprehensive income including non-controlling interests	13.8	26.6	59.7	36.2
Comprehensive income attributable to non-controlling interest	(0.7)	(0.7)	(1.8)	(1.7)
Comprehensive income attributable to MTI	$13.1	$25.9	$57.9	$34.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2016*	December 31, 2015**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$201.6	$229.4
Short-term investments, at cost which approximates market	4.0	2.6
Accounts receivable, net	374.9	348.7
Inventories	197.5	194.9
Prepaid expenses and other current assets	28.2	28.0
Total current assets	806.2	803.6

Property, plant and equipment	2,164.3	2,167.3
Less accumulated depreciation and depletion	(1,095.0)	(1,063.0)
Property, plant and equipment, net	1,069.3	1,104.3
Goodwill	780.6	781.2
Intangible assets	208.5	212.7
Other assets and deferred charges	79.5	78.2
Total assets	$2,944.1	$2,980.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.0	$6.5
Current maturities of long-term debt	4.7	3.1
Accounts payable	156.4	152.4
Other current liabilities	160.5	156.6
Total current liabilities	327.6	318.6

Long-term debt, net of unamortized discount	1,166.0	1,255.3
Deferred income taxes	244.0	252.0
Other non-current liabilities	214.1	216.4
Total liabilities	1,951.7	2,042.3

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	390.0	387.6
Retained earnings	1,344.4	1,292.7
Accumulated other comprehensive loss	(178.1)	(180.9)
Less common stock held in treasury	(596.3)	(593.7)

Total MTI shareholders' equity	964.8	910.5
Non-controlling interest	27.6	27.2
Total shareholders' equity	992.4	937.7
Total liabilities and shareholders' equity	$2,944.1	$2,980.0

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(millions of dollars)
Operating Activities:

Consolidated net income	$57.1	$63.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46.1	51.2
Impairment of assets	18.5	15.8
Other non-cash items	5.8	1.8
Net changes in operating assets and liabilities	(25.4)	(17.8)
Net cash provided by operating activities	102.1	114.5

Investing Activities:

Purchases of property, plant and equipment	(30.9)	(48.7)
Proceeds from sale of assets	-	1.2
Proceeds from sale of short-term investments	1.8	-
Purchases of short-term investments	(2.5)	(2.4)
Net cash used in investing activities	(31.6)	(49.9)

Financing Activities:

Proceeds from issuance of long-term debt	1.2	9.1
Repayment of long-term debt	(91.1)	(90.3)
Net issuance (repayment) of short-term debt	(0.4)	0.5
Purchase of common shares for treasury	(2.6)	-
Proceeds from issuance of stock under option plan	0.6	1.3
Excess tax benefits related to stock incentive programs	-	0.3
Dividends paid to non-controlling interest	(1.4)	(0.6)
Cash dividends paid	(3.5)	(3.5)
Net cash used in financing activities	(97.2)	(83.2)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(6.5)

Net decrease in cash and cash equivalents	(27.8)	(25.1)
Cash and cash equivalents at beginning of period	229.4	249.6
Cash and cash equivalents at end of period	$201.6	$224.5

Supplemental disclosure of cash flow information:
Interest paid	$29.4	$35.5
Income taxes paid	$17.1	$23.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we” or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 3, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Company Operations

The Company is a resource- and technology-based company that develops produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

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

-The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in oil and gas industry.  This segment offers a range of services for off-shore filtration and well testing to the worldwide oil and gas industry.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures; however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in millions, except per share data)

Net income attributable to MTI	$21.2	$26.6	$55.1	$61.7

Weighted average shares outstanding	34.8	34.7	34.8	34.7
Dilutive effect of stock options and stock units	0.3	0.3	0.2	0.3
Weighted average shares outstanding, adjusted	35.1	35.0	35.0	35.0

Basic earnings per share attributable to MTI	$0.61	$0.77	$1.58	$1.78

Diluted earnings per share attributable to MTI	$0.60	$0.76	$1.57	$1.76

Options to purchase 372,047 shares and 238,505 shares of common stock for the three-month and six-month periods ended July 3, 2016 and June 28, 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 3.	Restructuring and Other Charges

During 2014, the Company announced a restructuring program that will result in a 10% permanent reduction of its workforce.  The reductions include elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

During the second quarter of 2015, the Company incurred an impairment charge of $15.8 million for underutilized equipment which was abandoned by the Company for its Coiled Tubing business, within the Energy Services segment and restructuring charges of $1.0 million associated with the Coiled Tubing service line.

During the second quarter of 2016, the Company incurred additional restructuring charges for lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment as a result of the significant reduction in oil prices and overcapacity in the onshore oil service market. The company expects to realize annualized savings from this restructuring program of $11.5 million.

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
(millions of dollars)

Restructuring Charges	$10.3	$1.0	$11.2	$1.0
Impairment of Assets	18.5	15.8	18.5	15.8
Total restructuring and other charges	$28.8	$16.8	$29.7	$16.8

At July 3, 2016, the Company had $12.7 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2016.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table is a reconciliation of our restructuring liability balance as of July 3, 2016:

(millions of dollars)
Restructuring liability, December 31, 2015	$7.9
Additional provisions	11.2
Cash payments	(6.1)
Other	(0.3)
Restructuring liability, July 3, 2016	$12.7

Note 4.	Income Taxes

As of July 3, 2016, the Company had approximately $4.3 million of total unrecognized income tax benefits. Included in this amount were a total of $1.7 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million and $0.1 million during the three and six months ended July 3, 2016, respectively, and had an accrued balance of $1.1 million of interest and penalties as of July 3, 2016.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $4.5 million and $15.2 million during the three and six months ended July 3, 2016, respectively.  The effective tax rate was 21.3% as compared to 21.8% in the prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings and non-deductible acquisition costs in the prior year.

Note 5.	Inventories

The following is a summary of inventories by major category:

	July 3, 2016	December 31, 2015
	(millions of dollars)
Raw materials	$76.5	$73.4
Work-in-process	5.5	5.4
Finished goods	84.9	86.1
Packaging and supplies	30.6	30.0
Total inventories	$197.5	$194.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $780.6 million, and $781.2 million as of July 3, 2016 and December 31, 2015, respectively.  The net change in goodwill since December 31, 2015 was attributable to the effects of foreign exchange.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

          Acquired intangible assets subject to amortization as of July 3, 2016 and December 31, 2015 were as follows:

	Weighted Average Useful Life (Years)	July 3, 2016		December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(millions of dollars)
Tradenames	34	$199.8	$12.3	$199.8	$9.3
Technology	12	18.8	3.1	18.8	2.5
Patents and trademarks	17	6.4	4.6	6.4	4.4
Customer relationships	30	4.5	1.0	4.5	0.6
	28	$229.5	$21.0	$229.5	$16.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $4.0 million for the remainder of 2016, $7.9 million for 2017–2020 and $172.9 million thereafter.

Note 7.	Derivative Financial Instruments

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at July 3, 2016 was $286 million. This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss). The fair value of this swap was a liability of $1.3 million at July 3, 2016 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company primarily applies the income approach for interest rate derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value of our interest rate swap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.

Note 8.	Long-Term Debt and Commitments

   The following is a summary of long-term debt:

	July 3, 2016	December 31, 2015
	(millions of dollars)
Term Loan Facility due May 9, 2021, net of unamortized discount and deferred financing costs of $29.0 million and $30.9 million, respectively	$1,159.0	$1,246.4
China Loan Facilities	11.7	12.0
Total	$1,170.7	$1,258.4
Less: Current maturities	4.7	3.1
Long-term debt	$1,166.0	$1,255.3

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first half of 2016, the Company repaid $90 million on its Term Facility.  As of July 3, 2016, there were no loans and $12.1 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of July 3, 2016, on a combined basis, $11.7 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.  The Company repaid $1.1 million on these loans in the first half of 2016.

As of July 3, 2016, the Company had $36.8 million in uncommitted short-term bank credit lines, of which approximately $6.0 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

	(millions of dollars)
Service cost	$2.4	$2.7	$4.7	$5.3
Interest cost	3.4	3.9	6.8	7.8
Expected return on plan assets	(4.7)	(5.0)	(9.3)	(10.1)
Amortization:
Prior service cost	0.2	0.3	0.4	0.6
Recognized net actuarial loss	2.5	3.0	5.1	5.7
Net periodic benefit cost	$3.8	$4.9	$7.7	$9.3

	Other Benefits
	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(millions of dollars)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.1	0.2	0.2
Amortization:
Prior service cost	(0.7)	(0.7)	(1.5)	(1.5)
Recognized net actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$(0.6)	$(0.6)	$(1.2)	$(1.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $11.0 million to its pension plans and $0.6 million to its other postretirement benefit plans in 2016.  As of July 3, 2016, $1.5 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.9	$2.4	$3.9	$4.7
Tax	(0.6)	(0.9)	(1.3)	(1.7)
Net of tax	$1.3	$1.5	$2.6	$3.0

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 9 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2015	$(108.7)	$(74.8)	$2.6	$(180.9)

Other comprehensive income (loss) before reclassifications	1.0	2.6	(0.8)	2.8
				-
Net current period other comprehensive income(loss)	1.0	2.6	(0.8)	2.8
Balance as of July 3, 2016	$(107.7)	$(72.2)	$1.8	$(178.1)

Note 11.	Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of July 3, 2016:

(millions of dollars)
Asset retirement liability, December 31, 2015	$21.4
Accretion expense	1.6
Reversals	(0.5)
Payments	(0.7)
Foreign currency translation	(0.3)
Asset retirement liability, July 3, 2016	$21.5

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

         The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $2.2 million is included in other current liabilities and the long-term portion of the liability of approximately $19.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 3, 2016.

Note 12.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  The litigation is in the discovery phase.  Discovery is currently scheduled to last into the fourth quarter of 2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 14 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  No new asbestos or silica cases were filed in the second quarter of 2016. No asbestos cases were dismissed during the quarter; an earlier dismissal that had not been included in prior disclosures is now included in the totals stated above.  Two silica cases, one of which included 25 plaintiffs, were dismissed in the second quarter of 2016.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 14 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  The two exceptions pertain to a pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 3, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 3, 2016.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.	Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)	$	$ 27.2	$937.7

Net income	-	-	55.1	-	-		2.0	57.1
Other comprehensive income (loss)	-	-	-	2.8	-		(0.2)	2.6
Dividends declared	-	-	(3.5)	-	-		-	(3.5)
Dividends to non-controlling interest	-	-	-	-	-		(1.4)	(1.4)
Purchases of common shares	-	-	-	-	(2.6)		-	(2.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.6	-	-	-		-	0.6
Income tax benefit arising from employee stock compensation plans	-	(0.6)	-	-	-		-	(0.6)
Stock based compensation	-	2.4	-	-	-		-	2.4
Balance as of July 3, 2016	$4.8	$390.0	$1,344.4	$(178.1)	$(596.3)		$27.6	$992.4

The income attributable to non-controlling interests for the six-month periods ended July 3, 2016 and June 28, 2015 was from continuing operations. The remainder of income was attributable to MTI.

Note 14.	Segment and Related Information

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and six-month periods ended July 3, 2016 and June 28, 2015 is as follows:

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

	(millions of dollars)
Net Sales
Specialty Minerals	$150.6	$156.5	$306.2	$310.5
Refractories	73.9	76.4	143.1	150.3
Performance Materials	128.6	129.1	247.6	257.0
Construction Technologies	53.9	52.1	94.5	91.0
Energy Services	20.0	49.3	45.8	107.9
Total	$427.0	$463.4	$837.2	$916.7

Income from Operations
Specialty Minerals	$27.6	$27.1	$53.3	$50.2
Refractories	10.3	8.4	17.1	16.7
Performance Materials	24.0	25.5	47.8	49.3
Construction Technologies	9.3	8.3	13.7	12.4
Energy Services	(29.5)	(12.2)	(29.6)	(6.4)
Total	$41.7	$57.1	$102.3	$122.2

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

	(millions of dollars)
Income from operations for reportable segments	$41.7	$57.1	$102.3	$122.2
Acquisition Related Transaction and Integration Costs	(1.6)	(2.7)	(3.2)	(6.1)
Unallocated corporate expenses	(0.6)	(1.6)	(2.0)	(3.4)
Consolidated income from operations	39.5	52.8	97.1	112.7
Non-operating deductions, net	(13.3)	(20.5)	(25.7)	(32.7)
Income from continuing operations before provision for taxes on income	$26.2	$32.3	$71.4	$80.0

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

	(millions of dollars)
Paper PCC	$97.0	$104.7	$200.2	$209.9
Specialty PCC	17.1	16.2	33.8	32.7
Talc	13.8	14.2	28.8	28.0
Ground Calcium Carbonate	22.7	21.4	43.4	39.9
Refractory Products	58.9	59.5	112.3	117.8
Metallurgical Products	15.0	16.9	30.8	32.5
Metalcasting	68.0	71.6	128.0	136.8
Household, Personal Care and Specialty Products	44.0	41.7	89.3	83.5
Basic Minerals and Other Products	16.6	15.8	30.3	36.7
Environmental Products	26.5	22.1	39.9	33.5
Building Materials and Other Products	27.4	30.0	54.6	57.5
Energy Services	20.0	49.3	45.8	107.9
Total	$427.0	$463.4	$837.2	$916.7

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of July 3, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 3, 2016 and June 28, 2015, and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2016 and June 28, 2015.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
August 5, 2016

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the second quarter of 2016 were $427.0 million as compared with $463.4 million in the prior year, down 8%.  Continued weak market conditions in the oil and gas sector and our exit from several service lines led to reduced sales in our Energy Services segment of $29.3 million. In addition, foreign exchange had an unfavorable impact on sales of $6.5 million. These factors decreased consolidated sales by 8 percentage points as compared with prior year.  Consolidated income from operations was $39.5 million as compared with $52.8 million in the prior year and included charges of $30.4 million in special items in the quarter, primarily related to restructuring costs in the Energy Services segment. Net income was $21.2 million as compared to $26.6 million in the second quarter of 2015.  Diluted earnings from continuing operations in the second quarter ended July 3, 2016 were $0.60 per share as compared with $0.76 per share in the prior year.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  Our businesses in China grew 5 percent in the second quarter over prior year and our long-term targets in the region remain on track. In July 2016, we began operations at a 105,000 ton PCC facility in China. We presently have two additional PCC satellites under construction in China with a total annual capacity of 110,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products. We signed two new commercial agreements for FulFill® high filler technology in the second quarter. We now have twenty-six commercial contracts for FulFill® globally.  We also formed an EcoPartnership in China with the Sun Paper Group and Tsinghua University’s School of Environment to pilot innovation with our NewYield™ process technology aimed at reducing soil and ground water pollution by converting a waste stream from the papermaking process into a useable filler for paper.

Long term debt as of July 3, 2016 was $1,166.0 million.  During the first six months of 2016, we repaid $91.1 million of our long-term debt.  Cash, cash equivalents and short-term investments were $206 million as of July 3, 2016.  Our intention is to use excess cash flow primarily to repay debt and to continue to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2016 from its existing businesses, as follows:

•	Develop multiple high-filler technologies under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.
•	Develop products and processes for waste management and recycling opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process, including our New YieldTM products.
•	Further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
•	Increase our presence and market share in global pet care products, particularly in emerging markets.
•	Deploy new products in pet care such as lightweight litter.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.

Index
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and market share in Asia and in the global powdered detergent market.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
•	Increase our presence and market penetration in filtration and well testing within the Energy Services segment.
•	Increase global market share in services for the floating production storage and offloading (FPSO) market.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Index
Results of Operations

Three months ended July 3, 2016 as compared with three months ended June 28, 2015

Consolidated Income Statement Review

	Three Months Ended		Growth
	July 3, 2016	June 28, 2015%

	(Dollars in millions)
Net sales	$427.0	$463.4	-8%
Cost of sales	305.9	337.2	-9%
Production margin	121.1	126.2	-4%
Production margin %	28.4%	27.2%

Marketing and administrative expenses	45.1	48.1	-6%
Research and development expenses	6.1	5.8	5%
Acquisition related transaction and integration costs	1.6	2.7	-41%
Restructuring and other charges	28.8	16.8	71%

Income from operations	39.5	52.8	-25%
Operating margin %	9.3%	11.4%

Interest expense, net	(13.9)	(15.8)	-12%
Extinguishment of debt cost and fees	-	(4.5)	*
Other non-operating income (deductions), net	0.6	(0.2)	-400%
Total non-operating deductions, net	(13.3)	(20.5)	*

Income from continuing operations before provision for taxes and equity in earnings	26.2	32.3	-19%
Provision for taxes on income	4.5	5.3	-15%
Effective tax rate	17.2%	16.4%

Equity in earnings of affiliates, net of tax	0.6	0.5	20%

Net income	22.3	27.5	-19%

Net income attributable to non-controlling interests	1.1	0.9	22%
Net income attributable to Minerals Technologies Inc. (MTI)	21.2	26.6	-20%

* Not meaningful

Net Sales

	Three Months Ended July 3, 2016			Three Months Ended June 28, 2015
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

	(Dollars in millions)
U.S.	$245.6	57.5%	-10%	$273.5	59.0%
International	181.4	42.5%	-4%	189.9	41.0%
Total sales	$427.0	100.0%	-8%	$463.4	100.0%

Specialty Minerals Segment	$150.6	35.3%	-4%	$156.5	33.8%
Refractories Segment	73.9	17.3%	-3%	76.4	16.5%
Performance Materials Segment	128.6	30.1%	0%	129.1	27.9%
Construction Technologies Segment	53.9	12.6%	3%	52.1	11.2%
Energy Services Segment	20.0	4.7%	-59%	49.3	10.6%
Total sales	$427.0	100.0%	-8%	$463.4	100.0%

Index
Total sales decreased $36.4 million or 8% from the previous year to $427.0 million.  Weak market conditions in the oil and gas sector, our exit from several service lines in our Energy Services segment and the effects of foreign exchange had a combinded unfavorable impact on our sales of over $35.8 million or 8% percentage points.

Approximately $245.6 of sales were generated within the United States and $181.4 million of sales originated in international regions.

Operating Costs and Expenses

Cost of sales was $305.9 million and 71.6% of sales as compared with $337.2 million and 72.8% of sales in the prior year.  Improved productivity and cost improvements offset the impact of weak market conditions within the Energy Services segment.

Marketing and administrative costs were $45.1 million and 10.6% of sales compared to $48.1 million and 10.4% of sales in prior year.

Research and development expenses were $6.1 million and represented 1.4% of sales compared with $5.8 million and 1.3% of sales in the prior year.

The Company incurred charges of $1.6 million and $2.7 million for acquisition-related integration costs during the three months ended July 3, 2016 and June 28, 2015, respectively.

The Company recorded a $28.8 million charge for impairment of assets and other restructuring costs, including lease termination costs relating to its exit of U.S. on-shore service lines, including the Nitrogen and Pipeline product lines in our Energy Services segment during the three months ended July 3, 2016.  During the three months end June 28, 2015, the Company recorded a $16.8 million charge for impairment of assets and restructuring costs related to our Coil Tubing product line in our Energy Services segment.

Income from Operations

The Company recorded income from operations of $39.5 million as compared to $52.8 million in the prior year.  Operating income during the three months ended July 3, 2016, includes $28.8 million of impairment charges and restructuring costs, and $1.6 million of acquisition-related integration costs.  Operating income during the three months ended June 28, 2015, includes acquisition-related integration costs of $2.7 million, and restructuring and other charges of approximately $16.8 million.

Non-Operating Income (Deductions)

In the second quarter of 2016, non-operating deductions were primarily comprised of $13.9 million of net interest expense as compared to $15.8 million of net interest expense in the prior year.  In addition, the Company recorded $4.5 million of non-cash debt modification costs and other debt modification fees in the prior year relating to  repricing the outstanding balance of its senior secured loan facility.

Provision for Taxes on Income

Provision for taxes on income was $4.5 million as compared to $5.3 million in the prior year.  The effective tax rate was 17.2% as compared to 16.4% in prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $21.2 million during the three months ended July 3, 2016 compared with $26.6 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our five segments.

	Three Months Ended
	July 3, 2016	June 28, 2015
Specialty Minerals Segment			Growth
	(millions of dollars)
Net Sales
Paper PCC	$97.0	$104.7	-7%
Specialty PCC	17.1	16.2	6%
PCC Products	$114.1	$120.9	-6%

Talc	$13.8	$14.2	-3%
Ground Calcium Carbonate	22.7	21.4	6%
Processed Minerals Products	$36.5	$35.6	3%

Total net sales	$150.6	$156.5	-4%

Income from operations	$27.6	$27.1	2%
% of net sales	18.3%	17.3%

Worldwide sales in the Specialty Minerals segment were $150.6 million as compared with $156.5 million in the prior year, a decrease of $5.9 million, or 4%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 6% to $114.1 million from $120.9 million in the prior year.  Paper PCC sales decreased 7% to $97.0 million from $104.7 million. Foreign exchange had an unfavorable impact on sales of $1.9 million, or 2 percent. In addition, several previously announced paper mill closures in the U.S. also contributed to the sales decrease. This was partially offset by an increase in PCC sales in China of 17 percent over last year due to the ramp-up of two new facilities there since the second quarter of 2015. Sales of Specialty PCC increased 6% to $17.1 million from $16.2 million in the prior year due to higher volumes.

Net sales of Processed Minerals products increased 3% to $36.5 million primarily due to  a 6% increase in Ground Calcium Carbonate sales.

Income from operations for Specialty Minerals was $27.6 million compared with $27.1 million in the prior year.  Income from operations as a percentage of sales improved primarily due to improved productivity as well as cost and expense control.

	Three Months Ended
	July 3, 2016	June 28, 2015	Growth
Refractories Segment
	(millions of dollars)
Net Sales
Refractory Products	$58.9	$59.5	-1%
Metallurgical Products	15.0	16.9	-11%
Total net sales	$73.9	$76.4	-3%

Income from operations	$10.3	$8.4	23%
% of net sales	13.9%	11.0%

Net sales in the Refractories segment decreased 3% to $73.9 million from $76.4 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications decreased 1% to $59.0 million. Sales of metallurgical products decreased 12% to $14.9 million due to volume decreases.

Income from operations increased to $10.3 million from $8.4 million in the prior year due to improved profitability in North America, higher equipment sales and productivity gains. Operating income margins were strong for the segment at 13.9% of sales compared with 11.0% of sales last year.

Index
	Three Months Ended
	July 3, 2016	June 28, 2015	Growth
Performance Materials Segment
	(millions of dollars)
Net Sales
Metalcasting	$68.0	$71.6	-5%
Household, Personal Care and Specialty Products	44.0	41.7	6%
Basic Minerals and Other products	16.6	15.8	5%
Total net sales	$128.6	$129.1	0%

Income from operations	$24.0	$25.5	-6%
% of net sales	18.7%	19.8%

Net sales in the Performance Materials segment decreased slightly to $128.6 million from $129.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of $3.5 million or 3%.  Weakness in the agricultural sector affected sales in the Metalcasting product line.  Sales in Household, Personal Care and Specialty Products increased 6 percent due to continuing strong Personal Care and Fabric Care sales.

Income from operations was $24.0 million and 18.7% of sales as compared to 19.8% of sales in the prior year. The decrease in operating margins was due to an unfavorable product mix compared to last year.

	Three Months Ended
	July 3, 2016	June 28, 2015	Growth
Construction Technologies Segment
	(millions of dollars)
Net Sales
Environmental Products	$26.5	$22.1	20%
Building Materials and Other Products	27.4	30.0	-9%
Total net sales	$53.9	$52.1	3%

Income from operations	$9.3	$8.3
% of net sales	17.3%	15.9%

Net sales in the Construction Technologies segment increased 3% to $53.9 million from $52.1 million in the prior year.  Environmental Products increased 20 % to $26.5 million due to higher volume in specialty geo-synthetic clay liners, including Resistex™ products in the second quarter.

Income from operations was $9.3 million, increased 12 % over prior year and represented 17.4% of sales.

	Three Months Ended
	July 3, 2016	June 28, 2015	Growth
Energy Services Segment
	(millions of dollars)

Net Sales	$20.0	$49.3	-59%

Loss from operations	$(58.3)	$(12.2)	*
% of net sales	*	*

* Percentage not meaningful

Net sales in the Energy Services segment decreased 59% to $20.0 million from $49.3 million in the prior year.  The sales decrease was due to weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter as well as the shutdown of the Coiled Tubing service line in August 2015.

Index
Loss from operations was $29.5 million during the three months ended July 3, 2016.  Included in the loss from operations in the second quarter of 2016 were impairment and restructuring charges of $28.8 million.  Going forward Energy Services’ primary service offerings will be off-shore filtration and well testing to the worldwide oil and gas industry.

Six months ended July 3, 2016 as compared with six months ended June 28, 2015

Consolidated Income Statement Review

	Six Months Ended		Growth
	July 3, 2016	June 28, 2015%

	(Dollars in millions)
Net sales	$837.2	$916.7	-9%
Cost of sales	603.4	673.9	-10%
Production margin	233.8	242.8	-4%
Production margin %	27.9%	26.5%

Marketing and administrative expenses	91.8	95.5	-4%
Research and development expenses	12.0	11.7	3%
Acquisition related transaction and integration costs	3.2	6.1	-48%
Restructuring and other charges	29.7	16.8	77%

Income from operations	97.1	112.7	-14%
Operating margin %	11.6%	12.3%

Interest expense, net	(28.0)	(31.2)	-10%
Extinguishment of debt cost and fees	-	(4.5)	*
Other non-operating income, net	2.3	3.0	-23%
Total non-operating deductions, net	(25.7)	(32.7)	-21%

Income from continuing operations before provision for taxes and equity in earnings	71.4	80.0	-11%
Provision for taxes on income	15.2	17.4	-13%
Effective tax rate	21.3%	21.8%

Equity in earnings of affiliates, net of tax	0.9	0.9	0%

Net income	57.1	63.5	-10%

Net income attributable to non-controlling interests	2.0	1.8	11%
Net income attributable to Minerals Technologies Inc. (MTI)	55.1	61.7	-11%

* Not meaningful

Index
Net Sales

	Six Months Ended July 3, 2016			Six Months Ended June 28, 2015
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

	(Dollars in millions)
U.S.	$489.8	58.5%	-10%	$541.4	59.1%
International	347.4	41.5%	-7%	375.3	40.9%
Total sales	$837.2	100.0%	-9%	$916.7	100.0%

Specialty Minerals Segment	$306.2	36.6%	-1%	$310.5	33.9%
Refractories Segment	143.1	17.1%	-5%	150.3	16.4%
Performance Materials Segment	247.6	29.6%	-4%	257.0	28.0%
Construction Technologies Segment	95.5	11.3%	4%	91.0	9.9%
Energy Services Segment	45.8	5.5%	-58%	107.9	11.8%
Total sales	$837.2	100.0%	-9%	$916.7	100.0%

Total sales decreased $79.5 million or 9% from the previous year to $837.2 million. The aforementioned weak market conditions in the oil and gas sector and the effects of foreign exchange had a combined unfavorable impact on our sales of  $78.8 million or 9 percentage points.

Operating Costs and Expenses

Production margin for the six months ended July 3, 2016 was $233.8 million and represented 27.9% of sales as compared with $242.8 million and 26.5% of sales in the prior year.  Production margins improved due to lower variable manufacturing costs, including productivity gains and cost control.  These factors more than offset the impact of weak market conditions in the Energy Services segment.

Marketing and administrative costs were $91.8 million and 11.0% of sales compared to $95.5 million and 10.4% of sales in prior year.

Research and development expenses were $12.0 million and represented 1.4% of sales and $11.7 million and represented 1.3% of sales for the six months ended July 3, 2016 and June 28, 2015, respectively.

The Company recorded restructuring and impairment charges of $29.7 million relating primarily to our Energy Service segment.  In addition, the Company incurred a charge of $3.2 million for acquisition-related integration costs during the six months ended July 3, 2016.

During the six months ended June 28, 2015, the Company recorded a $6.1 million charge for acquisition-related integration costs.  The Company also recorded restructuring and impairment charges of $16.8 million relating primarily to our Energy Services segment.

Income from Operations

The Company recorded income from operations of $97.1 million as compared to $112.7 million in the prior year.  Operating income includes restructuring and impairment of $28.8 million and acquisition-related integration costs of $3.2 million.  Operating income in the prior year includes acquisition integration costs of $6.1 million and restructuring and impairment charges of $16.8 million.

Non-Operating Deductions

Non-operating deductions  decreased by $7.0 million as compared to prior year and were primarily comprised of $28.0 million of net interest expense in the current year as compared to $31.2 million of net interest expense in the prior year.  In addition, the Company recorded $4.5 million of non-cash debt modification costs and other debt modification fees in the prior year relating to repricing the outstanding balance of its senior secured term loan facility.

Index
Provision for Taxes on Income

Provision for taxes was $15.2 million as compared to $17.4 million in the prior year.  The effective tax rate was 21.3% as compared to 21.8% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, higher depletion deductions and non-deductible acquisition costs in the prior year.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $55.1 million during the six months ended July 3, 2016 as compared with $61.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our five segments.

	Six Months Ended
	July 3, 2016	June 28, 2015	Growth
Specialty Minerals Segment
	(millions of dollars)
Net Sales
Paper PCC	$200.2	$209.9	-5%
Specialty PCC	33.8	32.7	3%
PCC Products	$234.0	$242.6	-4%

Talc	$28.8	$28.0	3%
Ground Calcium Carbonate	43.4	39.9	9%
Processed Minerals Products	$72.2	$67.9	6%

Total net sales	$306.2	$310.5	-1%

Income from operations	$53.3	$50.2	6%
% of net sales	17.4%	16.2%

Worldwide sales in the Specialty Minerals segment were $306.2 million as compared with $310.5 million in the prior year, a decrease of 1%.  Foreign exchange had an unfavorable impact on sales of $7.5 million or 2%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 4% to $234.0 million from $242.6 million in the prior year.  Paper PCC sales decreased 5% to $200.2 million primarily due to several previously announced paper mill closures in the U.S. and the unfavorable impact of foreign exchange.  This was partially offset by an increase in Paper PCC sales in China of 30% over prior year due to primarily to the startup and ramp-up of three new facilities. Sales of Specialty PCC increased 3% to $33.8 million from $32.7 million in the prior year.

Net sales of Processed Minerals products increased 6% to $72.2 million from $67.9 million in the prior year.  Talc sales increased 3% and Ground Calcium Carbonate sales increased 9% primarily due to increased volumes.

Income from operations was $53.3 million and 17.4% of net sales compared to $50.2 million and 16.2% of sales in prior year due to improved profitability in the Processed Minerals product line and cost and expense control.

Index
	Six Months Ended
	July 3, 2016	June 28, 2015	Growth
Refractories Segment
	(millions of dollars)
Net Sales
Refractory Products	$112.3	$117.8	-5%
Metallurgical Products	30.8	32.5	-5%
Total net sales	$143.1	$150.3	-5%

Income from operations	$17.1	$16.7	2%
% of net sales	11.9%	11.1%

Net sales in the Refractories segment decreased 5% to $143.1 million from $150.3 million in the prior year.  Foreign exchange had a negative impact on sales of $2.3 million or 2%.  Sales of refractory products and systems to steel and other industrial applications decreased 5% to $112.3 million primarily due to lower volumes and the unfavorable impact of foreign exchange.  Sales of metallurgical products decreased 5% to $30.8 million due to decreased volumes.

Income from operations was $17.2 million and 12.0% of sales as compared with $16.7 million and 11.1% of sales.  The increase in income from operations was due to improved productivity and cost and expense control.

	Six Months Ended
	July 3, 2016	June 28, 2015	Growth
Performance Materials Segment
	(millions of dollars)
Net Sales
Metalcasting	$128.0	$136.8	-6%
Household, Personal Care and Specialty Products	$89.3	83.5	7%
Basic Minerals and Other products	30.3	36.7	-17%
Total net sales	$247.6	$257.0	-4%

Income from operations	$47.7	$49.3	-3%
% of net sales	19.3%	19.2%

Net sales in the Performance Materials segment decreased 4% to $247.6 million from $257.0 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $9.1 million or 4%.  Weakness in the agricultural sector affected sales in the Metalcasting product line.  Sales in Household, Personal Care and Specialty Products increased 7% due to strong Pet Care, Personal Care and Fabric Care sales.  Basic minerals and Other Products decreased $6.4 million or 17% from prior year due to lower drilling and iron ore pelletizing sales from continued weak oil and gas drilling activity and lower steel production in the U.S.

Income from operations was $47.8 million and 19.3% of sales as compared to 19.2% of sales in the prior year.

	Six Months Ended
Construction Technologies Segment	July 3, 2016	June 28, 2015	Growth
	(millions of dollars)
Net Sales
Environmental Products	$39.9	$33.5	19%
Building Materials and Other Products	54.6	57.5	-5%
Total net sales	$94.5	$91.0	4%

Income from operations	$13.7	$12.4	10%
% of net sales	14.5%	13.6%

Index
Net sales in the Construction Technologies segment increased 4% to $94.5 million from $91.0 million in the prior year.  Environmental Products increased 19% to $39.9 million due to higher volumes.  Foreign exchange had an unfavorable impact on sales of $2.0 million or 2%.

Income from operations was $13.7 million, increased 10% over prior year and represented 14.5% of sales as compared with 13.6% in the prior year.

	Six Months Ended
	July 3, 2016	June 28, 2015	Growth
Energy Services Segment
	(millions of dollars)

Net Sales	$45.8	$107.9	-58%

Loss from operations	$(29.6)	$(6.4)	*
% of net sales	*	*

* Percentage not meaningful

Net sales in the Energy Services segment decreased 58% to $45.8 million from $107.9 million in the prior year.  The sales decrease was due to weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter as well as the shutdown of the Coiled Tubing service line in August 2015.   As a result, during the second quarter of 2016, the Company incurred $28.8 million of restructuring charges related to lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment.

Loss from operations was $59.2 million during the six months ended July 3, 2016.  Included in the loss from operations were impairment and restructuring charges of $28.8 million.

Liquidity and Capital Resources

Cash provided from continuing operations during the first half of 2016, was $102 million.  Cash flows provided from operations during the first half of 2016 were principally used to fund capital expenditures, to repay debt, to repurchase shares of our common stock, and to pay the Company's dividend to common shareholders.  Our intention is to use excess cash flow primarily to repay debt and to de-lever as quickly as possible.  As of July 3, 2016, the Company repaid $91.1 million in principal amount of its long-term debt in 2016.  The aggregate maturities of long-term debt are as follows:  remainder of 2016 - $2.0 million; 2017 - $6.4 million; 2018 - $3.2 million; 2019 - $-- million; 2020 - $-- million; thereafter - $1,188.0 million.

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

Index
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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of July 3, 2016, there were no loans and $12.1 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of July 3, 2016, on a combined basis, $11.7 million is outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.  The Company repaid $1.1 million on these loans in the first half of 2016.

As of July 3, 2016, the Company had $36.8 million in uncommitted short-term bank credit lines, of which approximately $6.0 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2016 should be between $80.0 million and $90.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. The notional amount at July 3, 2016 was $286 million. This swap hedges a portion of contractual floating rate interest through May 2021.  As a result of the swap, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 4.25%.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  During the first half of 2016, 54,098 shares have been repurchased under this program for $2.6 million, or an average price of approximately $48.91 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements.  The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the first half of 2016, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Index
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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures; however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 75% of our bank debt bears interest at variable rates, a portion of which is hedged; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $4.1 million in incremental interest charges on an annual basis.

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

In the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. The notional amount at July 3, 2016 was $286 million. This swap hedges a portion of contractual floating rate interest through May 2021. As a result of the swap, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 4.25%.  The fair value of these instruments at July 3, 2016 was a liability of $1.3 million.

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

The Company continues to implement a global enterprise resource planning (“ERP”) system for the businesses acquired from AMCOL.  As of July 3, 2016, most of the domestic locations of the acquired businesses were implemented on the new system.  The worldwide implementation is expected to be completed over the next twelve to eighteen months and involves changes in the systems that include internal controls.  Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.  We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to the affected internal controls as we implement the new systems.  We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended July 3, 2016  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  The litigation is in the discovery phase.  Discovery is currently scheduled to last into the fourth quarter of 2016.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 14 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  No new asbestos or silica cases were filed in the second quarter of 2016.  No asbestos cases were dismissed during the quarter; an earlier dismissal that had not been included in prior disclosures is now included in the totals stated above.  Two silica cases, one of which included 25 plaintiffs, were dismissed in the second quarter of 2016.

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

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 14 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  The two exceptions pertain to a pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 3, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 3, 2016.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 4- May 1	5,000	$54.16	-	$147,354,267
May 2 - May 29	-	$-	-	$147,354,267
May 30 - July 3	-	$-	-	$147,354,267
Total	5,000	$54.16

Index
On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  During the first half of 2016, 54,098 shares have been repurchased under this program for $2.6 million, or an average price of approximately $48.91 per share.

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

August 5, 2016