Form 10-Q
period 2016-10-02
MINERALS TECHNOLOGIES INC
filed 2016-11-04
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

or

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non- accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 20, 2016 34,934,626

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of October 2, 2016 (Unaudited) and December 31, 2015	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2016 and September 27, 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Default Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signature		39

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(in millions, except per share data)
Product sales	$379.7	$410.1	$1,171.1	$1,218.8
Service revenue	19.8	40.9	65.6	148.8
Total net sales	399.5	451.0	1,236.7	1,367.6

Cost of goods sold	272.0	302.4	840.8	895.8
Cost of service revenue	12.3	29.7	46.9	110.2
Total cost of sales	284.3	332.1	887.7	1,006.0

Production margin	115.2	118.9	349.0	361.6

Marketing and administrative expenses	42.4	49.9	134.2	145.4
Research and development expenses	5.9	6.2	17.9	17.8
Acquisition related transaction and integration costs	1.9	2.4	5.1	8.5
Restructuring and other items, net	(2.3)	10.5	27.4	27.3

Income from operations	67.3	49.9	164.4	162.6

Interest expense, net	(13.4)	(14.5)	(41.4)	(45.5)
Extinguishment of debt costs and fees	-	-	-	(4.5)
Other non-operating income (deductions), net	(0.6)	2.8	1.7	5.7
Total non-operating deductions, net	(14.0)	(11.7)	(39.7)	(44.3)

Income from continuing operations before provision for taxes and equity in earnings	53.3	38.2	124.7	118.3
Provision for taxes on income	11.5	8.4	26.7	25.8
Equity in earnings of affiliates, net of tax	0.7	0.5	1.6	1.4

Consolidated net income	42.5	30.3	99.6	93.9
Less:
Net income attributable to non-controlling interests	0.9	1.1	2.9	2.9
Net income attributable to Minerals Technologies Inc. (MTI)	$41.6	$29.2	$96.7	$91.0

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$1.19	$0.84	$2.78	$2.62

Diluted:
Income from continuing operations attributable to MTI	$1.18	$0.83	$2.75	$2.60

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	34.9	34.7	34.8	34.7
Diluted	35.3	35.0	35.1	35.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Consolidated net income	$42.5	$30.3	$99.6	$93.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.2	(35.8)	2.0	(66.1)
Pension and postretirement plan adjustments	1.2	1.6	3.8	4.6
Cash flow hedges:
Net derivative gains (losses) arising during the period	0.4	-	(0.3)	-
Total other comprehensive income (loss), net of tax	2.8	(34.2)	5.5	(61.5)
Total comprehensive income including non-controlling interests	45.3	(3.9)	105.1	32.4
Comprehensive income attributable to non-controlling interest	(0.4)	(0.2)	(2.2)	(1.9)
Comprehensive income attributable to MTI	$44.9	$(4.1)	$102.9	$30.5

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 2, 2016*	December 31, 2015**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$199.7	$229.4
Short-term investments, at cost which approximates market	5.1	2.6
Accounts receivable, net	363.9	348.7
Inventories	209.1	194.9
Prepaid expenses and other current assets	32.4	28.0
Total current assets	810.2	803.6

Property, plant and equipment	2,178.3	2,167.3
Less accumulated depreciation and depletion	(1,107.1)	(1,063.0)
Property, plant and equipment, net	1,071.2	1,104.3
Goodwill	780.3	781.2
Intangible assets	206.4	212.7
Other assets and deferred charges	70.6	78.2
Total assets	$2,938.7	$2,980.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.3	$6.5
Current maturities of long-term debt	4.6	3.1
Accounts payable	155.8	152.4
Other current liabilities	154.7	156.6
Total current liabilities	321.4	318.6

Long-term debt, net of unamortized discount	1,117.3	1,255.3
Deferred income taxes	242.4	252.0
Other non-current liabilities	216.3	216.4
Total liabilities	1,897.4	2,042.3

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	395.4	387.6
Retained earnings	1,384.2	1,292.7
Accumulated other comprehensive loss	(174.7)	(180.9)
Less common stock held in treasury	(596.3)	(593.7)

Total MTI shareholders' equity	1,013.4	910.5
Non-controlling interest	27.9	27.2
Total shareholders' equity	1,041.3	937.7
Total liabilities and shareholders' equity	$2,938.7	$2,980.0

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Operating Activities:

Consolidated net income	$99.6	$93.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66.6	77.3
Impairment of assets	18.5	21.1
Other non-cash items	8.2	8.2
Net changes in operating assets and liabilities	(28.7)	(5.8)
Net cash provided by operating activities	164.2	194.7

Investing Activities:

Purchases of property, plant and equipment	(48.9)	(70.5)
Proceeds from sale of assets	2.9	4.9
Proceeds from sale of short-term investments	4.9	0.6
Purchases of short-term investments	(6.6)	(4.7)
Net cash used in investing activities	(47.7)	(69.7)

Financing Activities:

Proceeds from issuance of long-term debt	1.2	10.2
Repayment of long-term debt	(141.2)	(140.4)
Net issuance (repayment) of short-term debt	(0.1)	1.0
Purchase of common shares for treasury	(2.6)	-
Proceeds from issuance of stock under option plan	4.1	1.3
Excess tax benefits related to stock incentive programs	-	0.3
Dividends paid to non-controlling interest	(1.5)	(0.9)
Cash dividends paid	(5.3)	(5.2)
Net cash provided by used in financing activities	(145.4)	(133.7)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(16.0)

Net decrease in cash and cash equivalents	(29.7)	(24.7)
Cash and cash equivalents at beginning of period	229.4	249.6
Cash and cash equivalents at end of period	$199.7	$224.9

Supplemental disclosure of cash flow information:
Interest paid	$45.6	$45.9
Income taxes paid	$24.1	$29.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we” or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended October 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company expects to complete this analysis in early 2017.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(in millions, except per share data)

Net income attributable to MTI	$41.6	$29.2	$96.7	$91.0

Weighted average shares outstanding	34.9	34.7	34.8	34.7
Dilutive effect of stock options and stock units	0.4	0.3	0.3	0.3
Weighted average shares outstanding, adjusted	35.3	35.0	35.1	35.0

Basic earnings per share attributable to MTI	$1.19	$0.84	$2.78	$2.62

Diluted earnings per share attributable to MTI	$1.18	$0.83	$2.75	$2.60

Options to purchase 10,239 shares and 395,545 shares of common stock for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 3.	Restructuring and Other Items, net

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

During the third quarter and first nine months of 2016, the Company incurred additional restructuring charges of $(2.3) million and $27.4 million, respectively, for lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment as a result of the significant reduction in oil prices and overcapacity in the onshore oil service market.   Included in the $2.3 million income recorded in the third quarter were gains on previously impaired assets of $2.9 million. The company expects to realize annualized savings from this restructuring program of $11.5 million.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015

Restructuring Charges	$0.6	$5.2	$11.8	$6.2
Impairment of Assets	-	5.3	18.5	21.1
Other	(2.9)	-	(2.9)	-
Total restructuring and other items, net	$(2.3)	$10.5	$27.4	$27.3

At October 2, 2016, the Company had $3.9 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2016.

The following table is a reconciliation of our restructuring liability balance as of October 2, 2016:

(millions of dollars)
Restructuring liability, December 31, 2015	$7.9
Additional provisions	11.8
Cash payments	(15.5)
Other	(0.3)
Restructuring liability, October 2, 2016	$3.9

Note 4.	Income Taxes

As of October 2, 2016, the Company had approximately $10.2 million of total unrecognized income tax benefits. Included in this amount were a total of $7.3 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million and $0.2 million during the three and nine months ended October 2, 2016, respectively, and had an accrued balance of $1.1 million of interest and penalties as of October 2, 2016.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $11.5 million and $26.7 million during the three and nine months ended October 2, 2016, respectively.  The effective tax rate was 21.4% as compared to 21.8% in the prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings and non-deductible acquisition costs in the prior year.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5.	Inventories

The following is a summary of inventories by major category:

	October 2, 2016	December 31, 2015
	(millions of dollars)
Raw materials	$81.3	$73.4
Work-in-process	5.8	5.4
Finished goods	91.1	86.1
Packaging and supplies	30.9	30.0
Total inventories	$209.1	$194.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment at least annually. The carrying amount of goodwill was $780.3 million, and $781.2 million as of October 2, 2016 and December 31, 2015, respectively.  The net change in goodwill since December 31, 2015 was attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of October 2, 2016 and December 31, 2015 were as follows:

	Weighted Average Useful Life (Years)	October 2, 2016		December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(millions of dollars)
Tradenames	34	$199.8	$13.8	$199.8	$9.3
Technology	12	18.8	3.4	18.8	2.5
Patents and trademarks	17	6.4	4.7	6.4	4.4
Customer relationships	30	4.5	1.2	4.5	0.6
	28	$229.5	$23.1	$229.5	$16.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $2.0 million for the remainder of 2016, $7.9 million for 2017–2020 and $172.9 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at October 2, 2016 was $271 million. This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss). The fair value of this swap was a liability of $0.5 million at October 2, 2016 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

Note 8.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	October 2, 2016	December 31, 2015
	(millions of dollars)
Term Loan Facility due May 9, 2021, net of unamortized discount and deferred financing costs of $10.3 million and $17.4 million, respectively	$1,110.3	$1,246.4
China Loan Facilities	11.6	12.0
Total	$1,121.9	$1,258.4
Less: Current maturities	4.6	3.1
Long-term debt	$1,117.3	$1,255.3

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During 2016, the Company repaid $140 million on its Term Facility.  As of October 2, 2016, there were no loans and $12.1 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of October 2, 2016, on a combined basis, $11.6 million was outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.  The Company repaid $1.2 million on these loans in 2016.

As of October 2, 2016, the Company had $36.6 million in uncommitted short-term bank credit lines, of which approximately $6.3 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Service cost	$1.7	$2.8	$6.3	$8.1
Interest cost	3.1	3.7	9.8	11.6
Expected return on plan assets	(4.6)	(4.9)	(13.9)	(14.9)
Amortization:
Prior service cost	0.2	0.1	0.6	0.6
Recognized net actuarial loss	2.5	3.2	7.6	8.9
Net periodic benefit cost	$2.9	$4.9	$10.4	$14.3

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Other Benefits
	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.1	0.1	0.3	0.3
Amortization:
Prior service cost	(0.8)	(0.7)	(2.3)	(2.3)
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic benefit cost	$(0.7)	$(0.6)	$(1.9)	$(1.8)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $9.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2016.  As of October 2, 2016, $7.1 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.8	$2.5	$5.7	$7.1
Tax	(0.6)	(0.9)	(1.9)	(2.5)
Net of tax	$1.2	$1.6	$3.8	$4.6

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 9 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2015	$(108.7)	$(74.8)	$2.6	$(180.9)

Other comprehensive income (loss) before reclassifications	2.7	3.8	(0.3)	6.2
				-
Net current period other comprehensive income(loss)	2.7	3.8	(0.3)	6.2
Balance as of October 2, 2016	$(106.0)	$(71.0)	$2.3	$(174.7)

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

The following is a reconciliation of asset retirement obligations as of October 2, 2016:

(millions of dollars)
Asset retirement liability, December 31, 2015	$21.4
Accretion expense	1.2
Additions	0.1
Payments	(1.4)
Foreign currency translation	0.3
Asset retirement liability, October 2, 2016	$21.6

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $2.1 million is included in other current liabilities and the long-term portion of the liability of approximately $19.5 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of October 2, 2016.

Note 12.	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  Fact discovery is scheduled to close in the fourth quarter of 2016 and trial is currently projected for the third quarter of 2017. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 14 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  No new asbestos or silica cases were filed in the third quarter of 2016. No asbestos or silica cases were dismissed during the quarter.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of October 2, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of October 2, 2016.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)	$	$ 27.2	$937.7

Net income	-	-	96.7	-	-		2.9	99.6
Other comprehensive income (loss)	-	-	-	6.2	-		(0.7)	5.5
Dividends declared	-	-	(5.2)	-	-		-	(5.2)
Dividends to non-controlling interest	-	-	-	-	-		(1.5)	(1.5)
Purchases of common shares	-	-	-	-	(2.6)		-	(2.6)
Issuance of shares pursuant to employee stock compensation plans	-	4.1	-	-	-		-	4.1
Income tax benefit arising from employee stock compensation plans	-	0.2	-	-	-		-	0.2
Stock based compensation	-	3.5	-	-	-		-	3.5
Balance as of October 2, 2016	$4.8	$395.4	$1,384.2	$(174.7)	$(596.3)		$27.9	$1,041.3

The income attributable to non-controlling interests for the nine-month periods ended October 2, 2016 and September 27, 2015 was from continuing operations. The remainder of income was attributable to MTI.

Note 14.	Segment and Related Information

The Company has 5 reportable segments: Specialty Minerals, Refractories, Performance Materials, Construction Technologies, and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and nine-month periods ended October 2, 2016 and September 27, 2015 is as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Specialty Minerals	$147.3	$156.5	$453.5	$466.9
Refractories	63.4	77.4	206.5	227.7
Performance Materials	119.5	126.5	367.1	383.5
Construction Technologies	49.5	49.7	144.0	140.7
Energy Services	19.8	40.9	65.6	148.8
Total	$399.5	$451.0	$1,236.7	$1,367.6

Income from Operations
Specialty Minerals	$27.8	$25.0	$81.1	$75.2
Refractories	10.1	7.9	27.2	24.5
Performance Materials	22.9	22.7	70.7	72.0
Construction Technologies	7.3	6.1	21.0	18.5
Energy Services	2.6	(7.9)	(27.0)	(14.2)
Total	$70.7	$53.8	$173.0	$176.0

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Income from operations for reportable segments	$70.7	$53.8	$173.0	$176.0
Acquisition Related Transaction and Integration Costs	(1.9)	(2.4)	(5.1)	(8.5)
Unallocated corporate expenses	(1.5)	(1.5)	(3.5)	(4.9)
Consolidated income from operations	67.3	49.9	164.4	162.6
Non-operating deductions, net	(14.0)	(11.7)	(39.7)	(44.3)
Income from continuing operations before provision for taxes on income	$53.3	$38.2	$124.7	$118.3

The Company's sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2016	Sept. 27, 2015	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Paper PCC	$95.3	$106.1	$295.5	$315.9
Specialty PCC	16.4	15.8	50.2	48.5
Talc	13.9	13.9	42.7	41.9
Ground Calcium Carbonate	21.7	20.7	65.1	60.6
Refractory Products	51.0	60.5	163.3	178.3
Metallurgical Products	12.4	16.9	43.2	49.4
Metalcasting	63.1	63.4	191.1	200.3
Household, Personal Care and Specialty Products	42.1	43.0	131.4	126.6
Basic Minerals and Other Products	14.3	20.1	44.6	56.6
Environmental Products	24.6	21.7	64.5	55.2
Building Materials and Other Products	24.9	28.0	79.5	85.5
Energy Services	19.8	40.9	65.6	148.8
Total	$399.5	$451.0	$1,236.7	$1,367.6

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of October 2, 2016, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended October 2, 2016 and September 27, 2015, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2016 and September 27, 2015.  These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 4, 2016

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the third quarter of 2016 were $399.5 million as compared with $451.0 million in the prior year, down 11%, primarily due to continued weak market conditions in the oil and gas sector and our exit from several service lines in our Energy Services segment. Consolidated income from operations was $67.3 million as compared with $49.9 million in the prior year.  Net income was $41.6 million as compared to $29.2 million in the third quarter of 2015.  Diluted earnings from continuing operations in the third quarter ended October 2, 2016 were $1.18 per share as compared with $0.83 per share in the prior year.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  Our businesses in China grew 8 percent in the third quarter over prior year and our long-term targets in the region remain on track.  We presently have two PCC satellites under construction in China with a total annual capacity of 110,000 tons.  The Company continued to see progress in its major growth strategy of developing and commercializing new products. We have twenty-six commercial contracts for FulFill® globally.  Earlier this year, we also formed an EcoPartnership in China with the Sun Paper Group and Tsinghua University’s School of Environment to pilot innovation with our NewYield™ process technology aimed at reducing soil and ground water pollution by converting a waste stream from the papermaking process into a useable filler for paper.

Long term debt as of October 2, 2016 was $1,117.3 million.  During the first nine months of 2016, we repaid $140 million of our long-term debt.  Cash, cash equivalents and short-term investments were $205 million as of October 2, 2016.  Our intention continues to be to use excess cash flow primarily to repay debt and to continue to de-lever as quickly as possible.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth from its existing businesses, as follows:

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

Index
Results of Operations

Three months ended October 2, 2016 as compared with three months ended September 27, 2015

Consolidated Income Statement Review

	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015%
	(Dollars in millions)
Net sales	$399.5	$451.0	-11%
Cost of sales	284.3	332.1	-14%
Production margin	115.2	118.9	-3%
Production margin %	28.8%	26.4%

Marketing and administrative expenses	42.4	49.9	-15%
Research and development expenses	5.9	6.2	-5%
Acquisition related transaction and integration costs	1.9	2.4	-21%
Restructuring and other items, net	(2.3)	10.5	*

Income from operations	67.3	49.9	35%
Operating margin %	16.8%	11.1%

Interest expense, net	(13.4)	(14.5)	-8%
Other non-operating income (deductions), net	(0.6)	2.8	*
Total non-operating deductions, net	(14.0)	(11.7)	20%

Income from continuing operations before provision for taxes and equity in earnings	53.3	38.2	40%
Provision for taxes on income	11.5	8.4	37%
Effective tax rate	21.6%	22.0%

Equity in earnings of affiliates, net of tax	0.7	0.5	40%

Net income	42.5	30.3	40%

Net income attributable to non-controlling interests	0.9	1.1	-18%
Net income attributable to Minerals Technologies Inc. (MTI)	41.6	29.2	42%
* Not meaningful

Net Sales

	Three Months Ended October 2, 2016		% Growth	Three Months Ended September 27, 2015
	Net Sales	% of Total Sales		Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$229.0	57.3%	-14%	$264.9	58.7%
International	170.5	42.7%	-8%	186.1	41.3%
Total sales	$399.5	100.0%	-11%	$451.0	100.0%

Specialty Minerals Segment	$147.3	36.9%	-6%	$156.5	34.7%
Refractories Segment	63.4	15.9%	-18%	77.4	17.2%
Performance Materials Segment	119.5	29.9%	-6%	126.5	28.0%
Construction Technologies Segment	49.5	12.4%	0%	49.7	11.0%
Energy Services Segment	19.8	5.0%	-52%	40.9	9.1%
Total sales	$399.5	100.0%	-11%	$451.0	100.0%

Total sales decreased $51.5 million or 11% from the previous year to $399.5 million.  Weak market conditions in the oil and gas sector, our exit from several service lines in our Energy Services segment and weaker conditions in the steel sector accounted for approximately 70% of the sales decline. In addition, foreign exchange had an unfavorable impact on our sales of $5.4 million or one percent.

Index
Approximately $229.0 million of sales were generated within the United States and $170.5 million of sales originated in international regions.

Operating Costs and Expenses

Cost of sales was $284.3 million and 71.2% of sales as compared with $332.1 million and 73.6% of sales in the prior year.  Improved productivity and cost improvements offset the impact of weak market conditions within the Energy Services segment.

Marketing and administrative costs were $42.4 million and 10.6% of sales compared to $49.9 million and 11.1% of sales in prior year.

Research and development expenses were $5.9 million and represented 1.5% of sales compared with $6.2 million and 1.4% of sales in the prior year.

The Company incurred charges of $1.9 million and $2.4 million for acquisition-related integration costs during the three months ended October 2, 2016 and September 27, 2015, respectively.

During the three months ended October 2, 2016, the Company recorded income of $2.3 million relating to net gains on previously impaired assets. During the three months end September 27, 2015, the Company recorded a $10.5 million charge for impairment of assets and restructuring costs related to our Coil Tubing product line in our Energy Services segment.

Income from Operations

The Company recorded income from operations of $67.3 million as compared to $49.9 million in the prior year.  Operating income during the three months ended October 2, 2016, includes a $2.3 million gain on the sale of assets and $1.9 million of acquisition-related integration costs.  Operating income during the three months ended September 27, 2015, includes acquisition-related integration costs of $2.4 million, and restructuring and other charges of approximately $10.5 million.

Non-Operating Income (Deductions)

In the third quarter of 2016, non-operating deductions were $14.0 million as compared with $11.7 million in the prior year and were primarily comprised of $13.4 million of net interest expense as compared to $14.5 million of net interest expense in the prior year. Net interest expense in the third quarter of the prior year was partially offset by foreign exchange gains.

Provision for Taxes on Income

Provision for taxes on income was $11.5 million as compared to $8.4 million in the prior year.  The effective tax rate was 21.6% as compared to 22.0% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, higher depletion deductions and non-deductible acquisition costs in the prior year.

Net income attributable to Minerals Technologies Inc. (MTI)

Net income attributable to MTI was $41.6 million during the three months ended October 2, 2016 compared with $29.2 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Paper PCC	$95.3	$106.1	-10%
Specialty PCC	16.4	15.8	4%
PCC Products	$111.7	$121.9	-8%

Talc	$13.9	$13.9	0%
Ground Calcium Carbonate	21.7	20.7	5%
Processed Minerals Products	$35.6	$34.6	3%

Total net sales	$147.3	$156.5	-6%

Income from operations	$27.8	$25.0	11%
% of net sales	18.9%	16.0%

Worldwide sales in the Specialty Minerals segment were $147.3 million as compared with $156.5 million in the prior year, a decrease of $9.2 million, or 6%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 8% to $111.7 million from $121.9 million in the prior year.  Paper PCC sales decreased 10% to $95.3 million from $106.1 million. This decrease was primarily due to several previously announced paper mill closures in the U.S.  This was partially offset by an increase in PCC sales in China of 7 percent over last year due to the ramp-up of two new facilities there since the second quarter of 2015 and the successful startup of a 100,000 ton satellite in the third quarter of 2016.  Sales of Specialty PCC increased 4% to $16.4 million from $15.8 million in the prior year due to higher volumes.

Net sales of Processed Minerals products increased 3% to $35.6 million primarily due to a 5% increase in Ground Calcium Carbonate sales.

Income from operations for Specialty Minerals was $27.8 million compared with $25.0 million in the prior year.  Income from operations as a percentage of sales improved primarily due to improved productivity, raw material and energy savings  as well as cost and expense control.

Refractories Segment	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Refractory Products	$51.0	$60.5	-16%
Metallurgical Products	12.4	16.9	-27%
Total net sales	$63.4	$77.4	-18%

Income from operations	$10.1	$7.9	28%
% of net sales	15.9%	10.2%

Net sales in the Refractories segment decreased 18% to $63.4 million from $77.4 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications decreased 16% to $51.0 million due to decreased volumes stemming from weaker market conditions in the global steel industry and lower equipment sales in the current year.   Sales of metallurgical products decreased 27% to $12.4 million due to decreased volumes.

Index
Income from operations increased to $10.1 million from $7.9 million in the prior year.  Included in income from operations for the Refractories segment is a $2.1 million gain on the sale of previously impaired assets.  Operating income margins were strong for the segment at 15.9% of sales compared with 10.2% of sales last year due to the aforementioned gain on sale as well as improved productivity combined with supply chain savings and lower overhead expenses.

Performance Materials Segment	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Metalcasting	$63.1	$63.4	0%
Household, Personal Care and Specialty Products	42.1	43.0	-2%
Basic Minerals and Other products	14.3	20.1	-29%
Total net sales	$119.5	$126.5	-6%

Income from operations	$22.9	$22.7	1%
% of net sales	19.2%	17.9%

Net sales in the Performance Materials segment decreased 6% to $119.5 million from $126.5 million in the prior year. This decline was primarily due to lower shipments of bulk chromite because of weak global steel market conditions and lowerdrilling product sales to the oil and gasindustry.

Income from operations was $22.9 million and 19.2% of sales as compared to 17.9% of sales in the prior year. The increase in operating margins was due primarily to productivity gains coupled with lower clay mining costs.

Construction Technologies Segment	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Environmental Products	$24.6	$21.7	13%
Building Materials and Other Products	24.9	28.0	-11%
Total net sales	$49.5	$49.7	0%

Income from operations	$7.3	$6.1	20%
% of net sales	14.7%	12.3%

Net sales in the Construction Technologies segment decreased slightly to $49.5 million from $49.7 million in the prior year.  Environmental Products increased 13% to $24.6 million due to higher volume in specialty geo-synthetic clay liners, including Resistex™ products in the third quarter. This was offset by 11% lower sales in Building Materials And Other Products due primarily to smaller scale water proofing projects completed this year compared to last year in the western United States and Europe.

Income from operations was $7.3 million, increased 20% over prior year and represented 14.7% of sales due to increased sales of higher margin ResistexTM products and lower overhead costs.

Index
Energy Services Segment	Three Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)

Net Sales	$19.8	$40.9	-52%

Income from operations	$2.6	$(7.9)	*
% of net sales	13.1%	*
* Percentage not meaningful

Net sales in the Energy Services segment decreased 52% to $19.8 million from $40.9 million in the prior year.  The sales decrease was due to weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter, as well as the shutdown of the Coiled Tubing service line in August 2015.

Income from operations was $2.6 million during the three months ended October 2, 2016 as compared to a loss from operations of $7.9 million in the prior year. Included in the income from operations was income of $0.2 million of restructuring and other charges, including a gain on sale of previously impaired assets.  Included in the loss from operations in the prior year was a charge of $10.5 million for impairment of assets and other restructuring charges.   Going forward Energy Services’ primary service offerings will be off-shore filtration and well testing to the worldwide oil and gas industry.

Index
Nine months ended October 2, 2016 as compared with nine months ended September 27, 2015

Consolidated Income Statement Review

	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015%
	(Dollars in millions)
Net sales	$1,236.7	$1,367.6	-10%
Cost of sales	887.7	1,006.0	-12%
Production margin	349.0	361.6	-3%
Production margin %	28.2%	26.4%

Marketing and administrative expenses	134.2	145.4	-8%
Research and development expenses	17.9	17.8	1%
Acquisition related transaction and integration costs	5.1	8.5	-40%
Restructuring and other items, net	27.4	27.3	0%

Income from operations	164.4	162.6	1%
Operating margin %	13.3%	11.9%

Interest expense, net	(41.4)	(45.5)	-9%
Extinguishment of debt cost and fees	-	(4.5)	*
Other non-operating income, net	1.7	5.7	-70%
Total non-operating deductions, net	(39.7)	(44.3)	-10%

Income from continuing operations before provision for taxes and equity in earnings	124.7	118.3	5%
Provision for taxes on income	26.7	25.8	3%
Effective tax rate	21.4%	21.8%

Equity in earnings of affiliates, net of tax	1.6	1.4	14%

Net income	99.6	93.9	6%

Net income attributable to non-controlling interests	2.9	2.9	0%
Net income attributable to Minerals Technologies Inc. (MTI)	96.7	91.0	6%
* Not meaningful

Net Sales

	Nine Months Ended October 2, 2016		% Growth	Nine Months Ended September 27, 2015
	Net Sales	% of Total Sales		Net Sales	% of Total Sales

	(Dollars in millions)
U.S.	$718.7	58.1%	-11%	$806.3	59.0%
International	518.0	41.9%	-8%	561.3	41.0%
Total sales	$1,236.7	100.0%	-10%	$1,367.6	100.0%

Specialty Minerals Segment	$453.5	36.7%	-3%	$466.9	34.1%
Refractories Segment	206.5	16.7%	-9%	227.7	16.6%
Performance Materials Segment	367.1	29.7%	-4%	383.5	28.0%
Construction Technologies Segment	144.0	11.6%	2%	140.7	10.3%
Energy Services Segment	65.6	5.3%	-56%	148.8	10.9%
Total sales	$1,236.7	100.0%	-10%	$1,367.6	100.0%

Index
Total sales decreased $130.9 million or 10% from the previous year to $1,236.7 million. This was primarily due to the aforementioned weak market conditions in the oil and gas sector, weaker conditions in the steel sector, announced closures in the North American paper sector and lower bulk shipments of chromite.  In addition, foreign exchange had an unfavorable impact on our sales of $29.4 million or 2 percentage points.

Operating Costs and Expenses

Production margin for the nine months ended October 2, 2016 was $349.0 million and represented 28.2% of sales as compared with $361.6 million and 26.4% of sales in the prior year.  Production margins improved due to lower variable manufacturing costs, including productivity gains and cost control.  These factors more than offset the impact of weak market conditions in the Energy Services segment.

Marketing and administrative costs were $134.2 million and 10.9% of sales compared to $145.4 million and 10.6% of sales in prior year.

Research and development expenses were $17.9 million and represented 1.4% of sales and $17.8 million and represented 1.3% of sales for the nine months ended October 2, 2016 and September 27, 2015, respectively.

During the nine months ended October 2, 2016, the Company recorded restructuring and impairment charges of $27.4 million relating primarily to our Energy Service segment and  incurred a charge of $5.1 million for acquisition-related integration costs.

During the nine months ended September 27, 2015, the Company recorded restructuring and impairment charges of $27.3 million relating primarily to our Energy Services segment, and recorded an $8.5 million charge for acquisition-related integration costs.

Income from Operations

The Company recorded income from operations of $164.4 million as compared to $162.6 million in the prior year.  Operating income in the current year includes restructuring and impairment of $27.4 million and acquisition-related integration costs of $5.1 million.  Operating income in the prior year includes acquisition integration costs of $8.5 million and restructuring and impairment charges of $27.3 million.

Non-Operating Deductions

Non-operating deductions decreased by $4.6 million as compared to prior year and were primarily comprised of $41.4 million of net interest expense in the current year as compared to $45.5 million of net interest expense in the prior year.  In addition, the Company recorded $4.5 million of non-cash debt modification costs and other debt modification fees in the prior year relating to repricing the outstanding balance of its senior secured term loan facility.

Provision for Taxes on Income

Provision for taxes was $26.7 million as compared to $25.8 million in the prior year.  The effective tax rate was 21.4% as compared to 21.8% in prior year.  The lower effective tax rate was primarily due to a change in the mix of earnings, higher depletion deductions and non-deductible acquisition costs in the prior year.

Net income attributable to Minerals Technologies Inc. (MTI)

Net income attributable to MTI was $96.7 million during the nine months ended October 2, 2016 as compared with $91.0 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Paper PCC	$295.5	$315.9	-6%
Specialty PCC	50.2	48.5	4%
PCC Products	$345.7	$364.4	-5%

Talc	$42.7	$41.9	2%
Ground Calcium Carbonate	65.1	60.6	7%
Processed Minerals Products	$107.8	$102.5	5%

Total net sales	$453.5	$466.9	-3%

Income from operations	$81.1	$75.2	8%
% of net sales	17.9%	16.1%

Worldwide sales in the Specialty Minerals segment were $453.5 million as compared with $466.9 million in the prior year, a decrease of 3%.  Foreign exchange had an unfavorable impact on sales of $7.9 million or 1.7%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 5% to $345.7 million from $364.4 million in the prior year.  Paper PCC sales decreased 6% to $295.5 million primarily due to several previously announced paper mill closures in the U.S. and the unfavorable impact of foreign exchange.  This was partially offset by an increase in Paper PCC sales in China of 21% over prior year due to primarily to the startup and ramp-up of four new facilities.  Sales of Specialty PCC increased 4% to $50.2 million from $48.5 million in the prior year due to higher volumes.

Net sales of Processed Minerals products increased 5% to $107.8 million from $102.5 million in the prior year.  Talc sales increased 2% and Ground Calcium Carbonate sales increased 7% primarily due to increased volumes.

Income from operations was $81.1 million and 17.9% of net sales compared to $75.2 million and 16.1% of sales in prior year due to improved profitability in the Processed Minerals product line and cost and expense control.

Refractories Segment	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Refractory Products	$163.3	$178.3	-8%
Metallurgical Products	43.2	49.4	-13%
Total net sales	$206.5	$227.7	-9%

Income from operations	$27.2	$24.5	11%
% of net sales	13.2%	10.8%

Net sales in the Refractories segment decreased 9% to $206.5 million from $227.7 million in the prior year.  Foreign exchange had a negative impact on sales of $2.3 million or 1%.  Sales of refractory products and systems to steel and other industrial applications decreased 8% to $163.3 million primarily due to lower volumes and the unfavorable impact of foreign exchange.  Sales of metallurgical products decreased 13% to $43.2 million due to decreased volumes.

Income from operations was $27.2 million and 13.2% of sales as compared with $24.5 million and 10.8% of sales in the prior year.  Included in income from operations for the Refractories segment is a $2.1 million gain on the sale of previously impaired assets. The remaining increase in income from operations was due to improved productivity combined  with supply chain savings and lower overhead costs.

Index
Performance Materials Segment	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Metalcasting	$191.1	$200.3	-5%
Household, Personal Care and Specialty Products	$131.4	126.6	4%
Basic Minerals and Other products	44.6	56.6	-21%
Total net sales	$367.1	$383.5	-4%

Income from operations	$70.7	$72.0	-2%
% of net sales	19.3%	18.8%

Net sales in the Performance Materials segment decreased 4% to $367.1 million from $383.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $12.5 million or 3.3%.  Weakness in the agricultural sector affected sales in the Metalcasting product line.  Sales in Household, Personal Care and Specialty Products increased 4% due to strong Pet Care, Personal Care and Fabric Care sales.  Basic minerals and Other Products decreased $12 million or 21% from prior year due to lower drilling and iron ore pelletizing sales from continued weak oil and gas drilling activity and lower bulk chromite shipments due to weakness in the global steel market.

Income from operations was $70.7 million and 19.3% of sales as compared with $72.0 million and 18.8% of sales in the prior year.

Construction Technologies Segment	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)
Net Sales
Environmental Products	$64.5	$55.2	17%
Building Materials and Other Products	79.5	85.5	-7%
Total net sales	$144.0	$140.7	2%

Income from operations	$21.0	$18.5	14%
% of net sales	14.6%	13.1%

Net sales in the Construction Technologies segment increased 2% to $144.0 million from $140.7 million in the prior year.  Environmental Products increased 17% to $64.5 million due to higher volumes.  Foreign exchange had an unfavorable impact on sales of $3.0 million or 2%.

Income from operations was $21.0 million, increased 14% over prior year and represented 14.6% of sales as compared with 13.1% in the prior year due to increased sales of higher margin ResistexTM products and lower overhead costs.

Index
Energy Services Segment	Nine Months Ended		Growth
	Oct. 2, 2016	Sept. 27, 2015
	(millions of dollars)

Net Sales	$65.6	$148.8	-56%

Income from operations	$(27.0)	$(14.2)	*
% of net sales	*	*
* Percentage not meaningful

Net sales in the Energy Services segment decreased 56% to $65.6 million from $148.8 million in the prior year.  The sales decrease was due to weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter, as well as the shutdown of the Coiled Tubing service line in August 2015.   As a result, during the first nine months of 2016, the Company incurred $29.4 million of restructuring charges related to lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment.

Loss from operations was $27.0 million during the nine months ended October 2, 2016.  Included in the loss from operations were impairment and restructuring charges of $29.4 million.  Loss from operations during the nine months ended September 27, 2015 was $14.2 million and included impairment and restructuring charges of $27.3 million.

Liquidity and Capital Resources

Cash provided from continuing operations in the first nine months of 2016 was $164 million.  Cash flows provided from operations in the first nine months of 2016 were principally used to fund capital expenditures, to repay debt and to pay the Company's dividend to common shareholders.  Our intention continues to be to use excess cash flow primarily to repay debt and to de-lever as quickly as possible.  As of October 2, 2016, the Company repaid $140 million in principal amount of its long-term debt in 2016.  The aggregate maturities of long-term debt are as follows:  remainder of 2016 - $2.0 million; 2017 - $6.4 million; 2018 - $3.2 million; 2019 - $-- million; 2020 - $-- million; thereafter - $1,138.0 million.

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

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of October 2, 2016, there were no loans and $12.1 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  As of October 2, 2016, on a combined basis, $11.6 million was outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2019.  The Company repaid $1.2 million on these loans in the first nine months of 2016.

As of October 2, 2016, the Company had $36.6 million in uncommitted short-term bank credit lines, of which approximately $6.3 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2016 should be between $65.0 million and $75.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  The notional amount at October 2, 2016 was $271 million.  This swap hedges a portion of contractual floating rate interest through May 2021.  As a result of the swap, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 4.25%.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  During the first nine months of 2016, 54,098 shares have been repurchased under this program for $2.6 million, or an average price of approximately $48.91 per share.

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

Index
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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company expects to complete this analysis in early 2017.

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

Index
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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  Approximately 75% of our bank debt bears interest at variable rates, a portion of which is hedged; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would cost $4.4 million in incremental interest charges on an annual basis.

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

In the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. The notional amount at October 2, 2016 was $271 million. This swap hedges a portion of contractual floating rate interest through May 2021. As a result of the swap, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 4.25%.  The fair value of these instruments at October 2, 2016 was a liability of $0.5 million.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

The Company continues to implement a global enterprise resource planning (“ERP”) system for the businesses acquired from AMCOL.  As of October 2, 2016, most of the domestic and European locations of the acquired businesses were implemented on the new system.  The worldwide implementation is expected to be sunstantially completed over the next nine to twelve months and involves changes in the systems that include internal controls.  Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.  We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to the affected internal controls as we implement the new systems.  We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended October 2, 2016  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  Fact discovery is scheduled to close in the fourth quarter of 2016 and trial is currently projected for the third quarter of 2017. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 14 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  No new asbestos or silica cases were filed in the third quarter of 2016.  No asbestos or silica cases were dismissed during the quarter.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of October 2, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of October 2, 2016.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2015 Annual Report on Form 10-K, except as follows:  The Company’s Board of Directors is performing a search for a permanent Chief Executive Officer to replace its prior Chairman and Chief Executive Officer, who died unexpectedly on September 3, 2016.  The failure to attract and retain a permanent Chief Executive Officer could have an adverse effect on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Default Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Index
ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit No.	Exhibit Title

15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

By:	/s/Douglas T. Dietrich

Douglas T. Dietrich
Interim Co-Chief Executive Officer,
Senior Vice President, Finance and Treasury,
Chief Financial Officer

November 4, 2016