Form 10-K
period 2016-12-31
MINERALS TECHNOLOGIES INC
filed 2017-02-17
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of July 1, 2016, was approximately $2.0 billion.  Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2017, the Registrant had outstanding 35,037,439 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2016 FORM 10-K ANNUAL REPORT

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

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

Percentage of Net Sales	2016	2015	2014

Specialty Minerals	36%	35%	38%
Refractories	17%	16%	21%
Performance Materials	31%	29%	20%
Construction Technologies	11%	10%	9%
Energy Services	5%	10%	12%
Total	100%	100%	100%

The Company maintains a research and development focus.  The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $452.2 million, $488.1 million and $520.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry.  The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products - Paper

In the paper industry, the Company's PCC is used:

•	As a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

•	As a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

•	As a coating pigment for both wood-free and groundwood papers.

The Company's Paper PCC product line net sales were $387.9 million, $423.3 million and $454.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Approximately 24% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986.  For information with respect to the locations of the Company's PCC plants as of December 31, 2016, see Item 2, "Properties," below.

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

PCC Markets - Paper

Uncoated Wood-Free Printing and Writing Papers – North America.  Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology.  The Company estimates that during 2016, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology.  Presently, the Company owns and operates 14 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

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

Uncoated Groundwood Paper.  The uncoated groundwood paper market, including newsprint, represents approximately 20% of worldwide paper production.  Paper mills producing wood-containing paper still generally employ acid papermaking technology.  The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment.  The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC).  Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries.  The Company now supplies PCC at 6 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

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

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications.  The Company's Specialty PCC product line net sales were $64.3 million, $64.8 million and $66.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries.  The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.   The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals - Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc.  The Company also manufactures lime, a limestone-based product.  The Company's net sales of processed mineral products were $139.3 million, $136.5 million and $129.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Net sales of talc products were $55.7 million, $55.9 million and $55.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $83.6 million, $80.6 million and $74.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Refractories Segment

Refractory Products and Markets

Refractories Products

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services.  The Company's Refractory segment net sales were $274.5 million, $295.9 million and $359.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment and on-site technical service support.  The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life.  Net sales of refractory products, including those for non-ferrous applications, were $219.0 million, $230.7 million and $273.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company's proprietary application system, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces as well as in steel ladles.  Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers.  These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption.  The result is a lower overall cost for steel produced by steel makers.  The Company also pursues cost-per-ton refractory contracts, where, together with other refractory companies, the Company is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels. These opportunities provide longer-term stability and a closer working relationship with the customer.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products.  Net sales of metallurgical products were $55.5 million, $65.2 million and $85.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets.  Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire, and is also sold for use in the manufacture of batteries and magnets.  We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment for use in the production of high-quality steel.  These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

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

Metalcasting Products and Markets

The metalcasting product line produces custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine castings and rail car components.  These products help our customers in the foundry and casting industry to improve productivity by reducing scrap from metalcasting defects and poor surface quality.  The ADDITROL® blends also improve the efficiency and recycling of sand blends in mold sand systems by lowering clay consumption, and improve air quality by reducing volatile organic compound emissions.  Our mine to mold operational capability has resulted in providing a consistent high quality product, technical support and reliable on-time delivery service valued by our customers.

In the ferrous casting market, the Company specializes in blending bentonite of various grades by themselves or with mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients.

In the steel alloy casting market, the Company sells chromite products with a particle size distribution specific to customers’ needs. One of chromite’s qualities is its ability to conduct heat. Thus, the Company markets the product for use in making very large, high integrity, steel alloy castings where the chromite is better suited to withstand the high heat and pressure associated with the casting process.     This product line was originally sold into the U.S. by the American Colloid Company (ACC) and over the past 90 years has grown in its use throughout the world including China, Thailand, Korea, Australia and Southeast Asia.  Over the past two years, the Company has focused on further investment in China and establishing a market position in India.

In January 2015, the Company announced that it entered into an agreement with Glencore in South Africa, where the Company mines chromite.  Under the agreement, Glencore will supply chromite products from the Glencore-Merafe joint venture that will be exclusively distributed by the Company in certain territories, including the Americas.

The Company’s metalcasting product line net sales were $258.0 million in 2016, $266.4 million in 2015 and $181.4 million from May 9, 2014, through December 31, 2014.

Household, Personal Care and Specialty Products and Markets

The household, personal care and specialty products contain pet litter, fabric care, health and beauty, and agricultural specialty products.

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe and Asia.  The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box.  The Company is primarily a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies.  In North America, these products are sold from three principal sites from which we package and distribute finished goods, as well as ship bulk material via rail cars. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis.

The Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as carriers for colorants and fragrances.  These fabric care products are not only cost-effective but also provide product development capabilities to adapt along with our customers’ requirements.

The Company manufactures personal care products consisting of polymer delivery systems and purified grades of bentonite ingredients for sale to manufacturers of skin care products.  The polymers are used to deliver high-value actives and the bentonite-based materials act as thickening, suspension and dispersion agent emollients for topical skin care formulations.  The personal care products range from ingredient sales to fully formulated finished goods.

Specialty materials products contain bentonite and leonardite based proprietary solutions for consumer and industrial applications.  Agricultural is the main market segment in this product line.

The Company’s household, personal care and specialty product line net sales were $171.2 million in 2016, $172.7 million in 2015 and $108.0 million from May 9, 2014, through December 31, 2014.

Basic Minerals and Other Products and Markets

Basic minerals and other products line contains sales of bentonite, chromite and leonardite to a variety of end markets and industrial application, including the following:

Drilling Fluid Additives: Sodium bentonite and leonardite are components of certain drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing.  We market our drilling fluid additives under our own and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that are neither vertically integrated nor have long-term supply arrangements with other bentonite producers.  Our primary trademark for this application is the trade name PREMIUM GEL®.

Ferro Alloys: A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferrochrome. The ore generally needs to have chromite content in excess of 42% to meet metallurgical grade specifications. Manufacturers of stainless steel are the primary users of ferrochrome.

Other Industrial: The Company produces bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. The Company also supplies bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore.

This product line also includes sales from our internal transportation and logistics group.  The Company’s basic minerals and other product line net sales were $73.6 million in 2016, $75.7 million in 2015 and $63.4 million from May 9, 2014, through December 31, 2014.

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

Environmental Products and Markets

The Environmental Product line includes bentonite and polymer lining technologies, as well as, other environmental remediation applications.

The Company sells lining and other products for a variety of applications, most of which are directed to preserving or remediating environmental issues.  The Company helps customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite.  These products are marketed under the RESISTEX® and BENTOMAT® trade names principally for lining and capping landfills, mine waste disposal sites and industrial waste storage sites, such as, bauxite residue and coal ash waste.  The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

Environmental Products also includes specialized technologies to mitigate vapor intrusion in new building construction. The Company’s innovative vapor barrier systems prevent potentially harmful vapors from entering occupied space, thus facilitating low-risk redevelopment.  The Company also provides reactive capping technologies and solutions to effectively contain residual contamination, reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media.

The Company’s environmental product line net sales were $78.9 million in 2016, $69.7 million in 2015 and $70.7 million from May 9, 2014, through December 31, 2014.

Building Materials and Other Products and Markets

The building materials and other products line includes various active and passive products for waterproofing of underground structures, commercial building envelopes and tunnels.  It also includes drilling products for commercial buildings, construction foundations, and for horizontal directional drilling applications.

Building Materials: The Company offers a wide variety of active and passive waterproofing and greenroof technologies for use in protecting the building envelope of non-residential construction, including buildings, subways, and parkway systems.  Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system. The end-users of these products are generally building sub-contractors who are responsible for installing the products.

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

The Company’s building materials and other product line net sales were $104.4 million in 2016, $110.4 million in 2015 and $81.6 million from May 9, 2014, through December 31, 2014.

Energy Services Segment

The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry.  Due to the weak market conditions in the oil and gas sector, the Company exited U.S. on-shore Nitrogen and Well Testing services lines during the second quarter of 2016.  As a result, the Company currently provides services for off-shore filtration and well testing to the worldwide oil and gas industry.  Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, Mexico, Indonesia, the United Kingdom, and the U.S., in the Gulf of Mexico.  Energy Services segment’s net sales were $85.9 million in 2016, $182.2 million in 2015 and $210.1 million from May 9, 2014, through December 31, 2014.

Principal Services

The Company provides the following principal services:

Water Treatment / Filtration: The Company helps customers comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to treat waste water generated during oil production.

The Company specializes in water treatment processes and technologies to remove oil, hydrocarbons, heavy metals, solids, toxic materials and other contaminants from customers’ operation wastewater stream.

Well Testing:  The Company provides equipment and personnel to help customers control well production, as well as to clean up, unload, separate, measure component flow, and capture fluids from oil and gas wells.

The Company delivers complete well testing solutions and effective operations in all testing environments.

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

In the Construction Technologies segment, sales and distribution of environmental products are primarily performed through the Company’s own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate. Building materials products are sold through our own sales professionals, as well as through an integrated distributor and dealer network. Our sales and technical staff typically assist project designers by providing technical data to engineers and architects who specify our products in the design of building structures. Our drilling products are generally sold through an extensive distribution network coordinated by our regional sales managers.

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

In addition to bentonite, leonardite and chromite provided through our mining operations, our Performance Materials segment’s principal raw materials are coal and soda ash, and our Construction Technologies segment’s principal raw material is woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials and Construction Technologies segments.  The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Egypt, India, and Mexico. Assuming the continuation of 2016 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 56 years.  Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 49 years. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

For our Performance Materials segment, we also mine leonardite, a form of oxidized lignite, in North Dakota, and chromite, an iron chromium oxide, in South Africa, and transport them to nearby processing facilities.  Assuming the continuation of 2016 annualized usage rates, the Company has reserves of commercially usable leonardite for the next 97 years, and commercially usable chromite for the next 40 years.

The Processed Minerals product line of our Specialty Minerals segment is supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana.  The Company generally owns and surface mines these reserves and processes its products at nearby processing plants. The Company estimates these reserves, at current usage levels, to be in excess of 40 years at its limestone production facilities and in excess of 14 years at its talc production facility.

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

Much of the business in the Energy Services segment can be impacted by weather conditions. Our business is concentrated in the Gulf of Mexico where our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes.  Given this, our Energy Services sales could be lower in the June to November months.  However, we can also experience periods of growth after a hurricane as customers require our services to start their operations back up.

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

In the Specialty Minerals segment, the significant achievements of the Company's research and development efforts include: the satellite PCC plant concept; PCC crystal morphologies for paper coating; AT® PCC for wood-containing papers; FulFill® high filler technology systems; New Yield®; Integrated PCC Process Technology; and EMforce®, Optibloc® and Titanium Dioxide (TiO2) extenders for the Processed Minerals and Specialty PCC product lines.

The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs.  The FulFill® E and V series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage.   Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  The Company continues to progress in the commercialization of FulFill®.  We have signed agreements with twenty-six paper mills and are actively engaged with additional paper mill sites for further FulFill® deployment.  Under the FulFill® platform of products, the Company continues to develop its filler-fiber composite material and is expanding the technology portfolio for higher filler for fiber replacement with current projects underway.

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

For the years ended December 31, 2016, 2015 and 2014, the Company spent approximately $23.8 million, $23.6 million and $24.4 million, respectively, on research and development.  The Company's research and development spending for 2016, 2015 and 2014 was approximately 1.5%, 1.3% and 1.4% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Broussard, Louisiana; and Hoffman Estates, Illinois.  It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey.  Approximately 139 employees worldwide are engaged in research and development.  In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 452 patents and approximately 1,666 trademarks related to its business.  Our patents expire between 2017 and 2036.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

At December 31, 2016, the Company employed 3,583 persons, of whom 1,876 were employed outside of the United States.

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

The global economic instability experienced in recent years had caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges.  The Company’s business and operating results had been and could once again be adversely affected by these global economic conditions.  The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As discussed below, the industries we serve have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses.  As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company.  Adversity within capital markets may also impact the Company’s results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans.  Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets.  Such actuarial valuations may change based on changes in key economic indicators.  Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future.  Future weakness in the global economy could materially and adversely affect our business and operating results.

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

•
In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease.  The reduced demand for premium writing paper products has also caused the paper industry to experience a number of bankruptcies and paper mill closures, including amongst our customers.

•	Our Refractories segment primarily serves the steel industry. North American and European steel production continues to be affected by global volatility and overcapacity in the market.

•
Demand for our Energy Services segment’s products and services is affected by the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, which are heavily influenced by the benchmark price of these commodities.  Oil and natural gas prices decreased significantly in 2014 and 2015, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $26 per barrel in February 2016.  This has caused oil and natural gas companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services we provide.  In addition, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

•
Our Construction Technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets.  In addition, our Processed Minerals and Specialty PCC product lines are affected by the domestic building and construction markets, as well as the automotive market.

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

At December 31, 2016, the Company had outstanding borrowings of $1.1 billion pursuant to our senior secured credit facility, largely incurred to finance the acquisition of AMCOL.  This financing will require a significant amount of cash to make interest payments.  Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates.  Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings.  Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.  We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs.  If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital.  Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

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

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants.  Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $387.9 million in 2016, or approximately 24% of the Company’s net sales.  The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant.  However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

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

The Company does business in many areas internationally.  Approximately 43% of our sales in 2016 were derived from outside the United States and we have significant production facilities which are located outside of the United States.  We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe.  Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa. The June 23, 2016 referendum by British voters to exit the European Union (referred to as Brexit) has caused additional volatility in the markets and currency exchange rates. Market conditions and exchange rates could continue to be volatile in the near term as this situation develops over the next couple of years. As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors.  Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets.  Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.  In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies.  Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates.  Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions.  We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

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

•	Our operations are subject to cyber-attacks that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition.

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees, and other third parties, and may result in claims against us. In addition, these risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted.  Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Arizona, Pima County	Plant; Mine[1]	Limestone	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Construction Technologies
Illinois, Hoffman Estates	Research laboratories; Administrative office[2]	All Company Products	All Segments
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Broussard	Research laboratories[2]	Filtration and well testing services	Energy Services
Houston, TX	Headquarter, Administrative Office[2]		Energy Services
Louisiana, New Iberia	Operations base[2]	Filtration and Well testing services	OilfieldSeg - Energy Services
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials and Construction Technologies
New York, New York	Headquarters[2]	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Texas, Bay City	Plant	Talc	Specialty Minerals
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	MineralsSeg - Performance Materials
Wyoming, Lovell	Plant; Mine	Basic minerals, Specialty and pet care products; Environmental and building materials products	Performance Materials and Construction Technologies

Location	Facility	Product Line	Segment
International
Australia, Carlingford	Sales Office[2]	Monolithic Refractories	Refractories
Australia, Perth	Operations base[2]	Filtration services	Energy Services
Belgium, Brussels	Administrative Office	Monolithic Refractories/PCC	Refractories
Brazil, Macae	Operations base[2]	Filtration services	Energy Services
Brazil, Sao Jose dos Campos	Sales Office2/Administrative Office	PCC	Specialty Minerals
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Construction Technologies
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research laboratories	Metalcasting and fabric care products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
Holland, Hengelo	Plant/Sales Office	Metallurgical Wire	Refractories
India, Mumbai	Sales Office2/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Indonesia, Jakarta	Operations base[2]	Filtration services	Energy Services
Ireland, Cork	Plant; Administrative Office2/ Research laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Construction Technologies
Malaysia, Kenamen	Operations base[2]	Filtration and well testing services	Energy Services
Mexico, Villahermosa	Operations base[2]	Filtration services	Energy Services
Nigeria, Port Harcourt	Operations base[2]	Well Testing services	Energy Services
Poland, Szczytno	Plant	Environmental products	Construction Technologies
Scotland, Aberdeen	Operations base[2]	Filtration services	Energy Services
Singapore	Sales Office2/Administrative Office	PCC	Specialty Minerals
South Africa, Johannesburg	Sales Office/Administrative Office[2]	Monolithic Refractories	Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Africa, Ruighoek Farm, Northwest Province	Plant; Mine	Metalcasting and basic minerals products	Performance Materials
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Cheste	Plant	Environmental products	Construction Technologies
Spain, Santander	Sales Office2/Administrative Office	Monolithic Refractories	Refractories
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
United Kingdom, Birkenhead	Research laboratories[2]	Environmental products	Performance Materials and Construction Technologies
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant, Research laboratories	Fabric care and other products	Performance Materials

[1]	This plant and quarry is leased to another company.
[2]
Leased by the Company.  The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963.  The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or under construction, within the Specialty Minerals segment, as of December 31, 2016.  Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Florida, Pensacola	Georgia-Pacific Corporation (Koch Industries)
Louisiana, Port Hudson	Georgia-Pacific Corporation (Koch Industries)
Maine, Jay	Verso Paper Holdings LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
South Carolina, Eastover	International Paper Company
Washington, Camas	Georgia-Pacific Corporation (Koch Industries)
Washington, Longview	North Pacific Paper Corporation
Washington, Wallula	Boise Inc.
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior	New Page Corporation
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	CMPC - Celulose Rio Grandense
Brazil, Jacarei	Munksjo Brasil Ind e Com de Papeis Especiais Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Les Entreprises Rolland Inc
Canada, Windsor, Quebec	Domtar Inc.
China, Dagang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang [1]	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou[1]	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Guangxi[1,2]	Nanning Jindaxing Paper Industry Company Ltd
China, Shandong[2]	Shandong Sun Paper Industry Joint Stock Company Ltd
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay	Double A Paper Company Ltd.
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah[1]	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur[1]	Ballarpur Industries Ltd.
India, Saila Khurd	Kuantum Papers Ltd.
India, Rayagada[1]	JK Paper
Indonesia, Perawang[1]	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi[1]	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz[1]	Navigator Paper Figueira, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank[1]	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom[1]	Double A Paper Company Ltd.
Thailand, Tha Toom 2[1]	Double A Paper Company Ltd.

[1]	These plants are owned through joint ventures.
[2]	These plants are under construction.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of proven and probable reserves such quarry or mine holds, based on the most recent mine plan, its usage rate in 2016, and a conversion factor for the conversion of in-situ materials to saleable products, by major mineral category.

	2016 Tons Usage (000s)	Total Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves** (000s)	Conversion Factor	Mining Claims
						Owned	Unpatented *	Leased
Limestone
Adams, MA	630	24,388	24,388	-	80%	24,388	-	-
Canaan, CT	594	18,910	18,910	-	90%	18,910	-	-
Lucerne Valley, CA	938	42,729	42,729		95%	42,729	-	-
Pima County, AZ	190	8,129	8,129	-	90%	8,129	-	-
Total Limestone	2,352	94,156	94,156	-		94,156	-	-
			100%	0%		100%	0%	0%
Talc
Dillon, MT	215	3,038	3,038	-	85%	3,038	-	-
			100%	0%		100%	0%	0%
Sodium Bentonite
Australia	21	1,259	1,259	-	80%			1,259
Belle/Colony, WY/SD	1,306	67,027	67,027	-	77%	3,894	11,952	51,181
Lovell, WY	561	38,258	38,258	-	86%	17,468	14,371	6,419
Other SD, WY, MT		72,831	-	72,831	79%	54,815	15,048	2,968
Total Sodium Bentonite	1,888	179,375	106,544	72,831		76,177	41,371	61,827
			59%	41%		42%	23%	34%
Calcium Bentonite
Chao Yang, Liaoning, China	33	1,772	1,772	-	78%			1,772
Nevada	1	1,561	1,561	-	76%	1,017	44	500
Sandy Ridge, AL	111	6,763	6,763	-	75%	1,995		4,768
Turkey	159	4,945	4,945	-	77%			4,945
Total Calcium Bentonite	304	15,041	15,041	-		3,012	44	11,985
			100%	0%		20%	0%	80%
Leonardite
Gascoyne, ND	28	2,707	2,707	-	72%	-	2,019	688
			100%	0%			75%	25%
Chromite
South Africa	80	3,654	3,654	-	75%	-	-	3,654
			100%	0%		0%	0%	100%
Other
Nevada**	-	2,997	-	2,997	80%		2,997	-
			0%	100%		0%	100%	0%

GRAND TOTALS	4,867	300,968	225,140	75,828		176,383	46,431	78,154
			75%	25%		59%	15%	26%

*	Quantity of reserves that would be owned if patent was granted.
**	Unassigned reserves are reserves which we expect will require additional expenditures for processing facilities.

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

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  Fact discovery is scheduled to close in the first quarter of 2017.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 18 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Six new asbestos cases were filed in the period, including three new cases in the fourth quarter of 2016, and one additional case in the first quarter of 2017.  No asbestos or silica cases were closed during the fourth quarter, however, as previously reported, twenty-seven silica cases and two asbestos cases were closed during 2016.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time, management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 18 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements.  The two exceptions pertain to a pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2016.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX". Information on market prices and dividends is set forth below.

	First	Second	Third	Fourth

2016 Quarters
Market price range per share of common stock
High	$57.12	$61.66	$72.51	$82.90
Low	37.03	52.53	56.00	66.10
Close	57.12	57.38	70.69	77.25

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

2015 Quarters
Market price range per share of common stock
High	$74.74	$74.21	$68.15	$61.80
Low	59.00	66.49	46.69	45.35
Close	70.65	69.02	50.31	45.86

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding awards relate to our common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,198,725	$41.66	1,202,426

Total	1,198,725	$41.66	1,202,426

Issuer Purchases of Equity Securities

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing upon the expiration of the prior two-year program in October 2015.  As of December 31, 2016, 54,098 shares have been repurchased under this program for $2.6 million, or an average price of approximately $48.91 per share.

On January 18, 2017, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

On February 3, 2017, the last reported sales price on the NYSE was $80.00 per share and there were approximately 175 holders of record of the common stock.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

	12/11	12/12	12/13	12/14	12/15	12/16

Minerals Technologies Inc.	100.00	141.93	214.50	248.78	164.83	278.56
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Midcap 400	100.00	117.88	157.37	172.74	168.98	204.03
Dow Jones US Industrials	100.00	117.87	165.74	177.84	174.83	208.98
Dow Jones US Basic Materials	100.00	110.49	133.00	137.51	120.42	144.83
S&P MidCap 400 Materials Sector	100.00	119.17	153.63	160.87	138.20	185.77

Item 6.	Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Net sales	$1,638.0	$1,797.6	$1,725.0	$1,018.2	$996.8
Cost of sales	1,177.6	1,326.6	1,289.6	784.5	774.5
Production margin	460.4	471.0	435.4	233.7	222.3

Marketing and administrative expenses	179.4	190.1	182.2	89.2	88.5
Research and development expenses	23.8	23.6	24.4	20.1	20.2
Insurance / litigation settlement (gain)	-	-	(2.3)	(2.5)	-
Acquisition related transaction and integration costs	8.0	11.8	19.1	-	-
Restructuring and other items, net	28.3	45.2	43.2	-	-

Income from operations	220.9	200.3	168.8	126.9	113.6

Interest expense, net	(54.4)	(60.9)	(41.8)	(0.2)	(0.1)
Premium on early extinguishment of debt	-	(4.5)	(5.8)	-	-
Other non-operating income (deductions), net	3.8	(2.3)	1.8	(3.0)	(2.9)
Total non-operating deductions, net	(50.6)	(67.7)	(45.8)	(3.2)	(3.0)

Income from continuing operations before provision for taxes and equity in earnings	170.3	132.6	123.0	123.7	110.6
Provision for taxes on income	35.3	22.8	30.8	34.5	31.9
Equity in earnings of affiliates, net of tax	2.1	1.8	1.2	-	-

Income from continuing operations, net of tax	137.1	111.6	93.4	89.2	78.7
Income (loss) from discontinued operations, net of tax	-	-	2.1	(5.8)	(2.5)
Consolidated net income	137.1	111.6	95.5	83.4	76.2
Less:
Net income attributable to non-controlling interests	3.7	3.7	3.1	3.1	2.1
Net income attributable to Minerals Technologies Inc. (MTI)	$133.4	$107.9	$92.4	$80.3	$74.1

Earnings (Loss) per share attributable to MTI:

Basic:
Income from continuing operations	$3.82	$3.11	$2.62	$2.48	$2.17
Income (loss) from discontinued operations	-	-	0.06	(0.17)	(0.07)
Basic earnings per share	$3.82	$3.11	$2.68	$2.31	$2.10

Diluted:
Income from continuing operations	$3.79	$3.08	$2.59	$2.46	$2.16
Income (loss) from discontinued operations	-	-	0.06	(0.16)	(0.07)
Diluted earnings per share	$3.79	$3.08	$2.65	$2.30	$2.09

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.13

Shares used in computation of earnings per share:
Basic	34.9	34.7	34.5	34.7	35.3
Diluted	35.2	35.0	34.8	35.0	35.5

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Working capital	$455.6	$485.0	$552.0	$634.2	$514.4
Total assets	2,863.4	2,980.0	3,157.5	1,217.5	1,211.2
Long-term debt, net of unamortized discount and deferred financing costs	1,069.9	1,255.3	1,429.4	75.0	8.5
Total debt	1,082.8	1,264.9	1,435.3	88.7	92.6
Total shareholders' equity	1,030.9	937.7	888.9	874.4	813.7

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

The Company reported diluted earnings of $3.79 per share, an increase of 23% from prior year earnings of $3.08 per share.

Worldwide sales were $1.6 billion in 2016 as compared with $1.8 billion in 2015, a decrease of 9%.  The decrease in sales was primarily due to our exit from several service lines in our Energy Services segment resulting from continued weaker market conditions in the oil and gas sector, weaker conditions in the steel sector, and to previously announced North American paper mill closures in our Specialty Minerals segment.  In addition, foreign exchange had an unfavorable impact on sales of $34.0 million, or 2 percentage points of decline.

Consolidated income from operations was $220.9 million as compared with $200.3 million in the prior year.  This increase was due to strong results from our Specialty Minerals and Performance Materials segments, due to company-wide productivity improvements of 7 percent and cost control. In addition, there were lower restructuring costs in 2016 as compared with the prior year. Net income was $133.4 million as compared to $107.9 million in the prior year.

In 2016, the Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development.  Our businesses in China grew 9 percent in 2016 over prior year and our long-term growth targets in the region remain on track.  We began operations of a 100,000 ton satellite plan in China in the third quarter of 2016.  The Company continued to see progress in its major growth strategy of developing and commercializing new products. We have twenty-six commercial contracts for FulFill® globally.  Earlier this year, we also formed an EcoPartnership in China with the Sun Paper Group and Tsinghua University’s School of Environment to pilot innovation with our NewYield™ process technology aimed at reducing soil and ground water pollution by converting a waste stream from the papermaking process into useable filler for paper.

Long term debt as of December 31, 2016 was $1,069.9 million.  During the 2016, we repaid $193 million of our long-term debt.  Since the acquisition of AMCOL in 2014, we have repaid over $480 million of our Term Loan debt. Cash, cash equivalents and short-term investments were $191 million as of December 31, 2016. Cash flow from operations for 2016 was $225.0 million.  Our intention continues to be to use excess cash flow primarily to repay debt and to continue to de-lever as quickly as possible.

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

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
Net sales	$1,638.0	$1,797.6	$1,725.0	-8.9%	4.2%
Cost of sales	1,177.6	1,326.6	1,289.6	-11.2%	2.9%
Production margin	460.4	471.0	435.4	-2.3%	8.2%
Production margin %	28.1%	26.2%	25.2%

Marketing and administrative expenses	179.4	190.1	182.2	-5.6%	4.3%
Research and development expenses	23.8	23.6	24.4	0.8%	-3.3%
Insurance / litigation settlement (gain)	-	-	(2.3)	*	*
Acquisition related transaction and integration costs	8.0	11.8	19.1	-32.2%	-38.2%
Restructuring and other items, net	28.3	45.2	43.2	-37.4%	4.6%

Income from operations	220.9	200.3	168.8	10.3%	18.7%
Operating margin %	13.5%	11.1%	9.8%

Interest expense, net	(54.4)	(60.9)	(41.8)	-10.7%	45.7%
Premium on early extinguishment of debt	-	(4.5)	(5.8)	-100.0%	-22.4%
Other non-operating income (deductions), net	3.8	(2.3)	1.8	*	*
Total non-operating deductions, net	(50.6)	(67.7)	(45.8)	-25.3%	47.8%

Income from continuing operations before provision for taxes and equity in earnings	170.3	132.6	123.0	28.4%	7.8%
Provision for taxes on income	35.3	22.8	30.8	54.8%	-26.0%
Effective tax rate	20.7%	17.2%	25.0%

Equity in earnings of affiliates, net of tax	2.1	1.8	1.2	16.7%	50.0%

Income from continuing operations, net of tax	137.1	111.6	93.4	22.8%	19.5%
Income from discontinued operations, net of tax	-	-	2.1	*	*
Net income attributable to non-controlling interests	3.7	3.7	3.1	0.0%	19.4%
Net income attributable to Minerals Technologies Inc. (MTI)	$133.4	$107.9	$92.4	23.6%	16.8%

* Not meaningful

Net Sales

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollars in millions)
U.S.	$936.2	$1,049.6	$1,004.4	-10.8%	4.5%
International	701.8	748.0	720.6	-6.2%	3.8%
Total sales	$1,638.0	$1,797.6	$1,725.0	-8.9%	4.2%

Specialty Minerals Segment	$591.5	$624.6	$650.1	-5.3%	-3.9%
Refractories Segment	274.5	295.9	359.7	-7.2%	-17.7%
Performance Materials Segment	502.8	514.8	352.8	-2.3%	45.9%
Construction Technologies Segment	183.3	180.1	152.3	1.8%	18.3%
Energy Services Segment	85.9	182.2	210.1	-52.9%	-13.3%
Total sales	$1,638.0	$1,797.6	$1,725.0	-8.9%	4.2%

* Not meaningful

Worldwide net sales in 2016 decreased 8.9% from the previous year to $1,638.0 million.  Foreign exchange had an unfavorable impact on sales of $34.0 million or 2 percent.  Net sales in the United States decreased to $936.2 million in 2016 and represented 57.2% of consolidated net sales.  International sales decreased slightly to $701.8 million from $748.0 million and represented 42.8% of consolidated net sales.

Worldwide net sales in 2015 increased 4.2% from the previous year to $1,797.6 million.  Foreign exchange had an unfavorable impact on sales of $95.3 million or 6 percentage points of growth.  Net sales in the US grew slightly to $1,049.6 million and represented 58.4% of consolidated net sales. International sales increased 3.8% to $748.0 million from $720.6 million.

Operating Costs and Expenses

Consolidated cost of sales was $1,177.6 million, $1,326.6 million and $1,289.6 million in 2016, 2015 and 2014, respectively.  Production margin as a percentage of net sales was 28.1% in 2016, 26.2% in 2015 and 25.2% in 2014.  Improved productivity, supply chain savings and cost improvements offset the impact of weak market conditions within the Energy Services segment.

Marketing and administrative costs were $179.4 million, $190.1 million and $182.2 million in 2016, 2015 and 2014, respectively.  Marketing and administrative costs as a percentage of net sales were 10.9% in 2016, 10.6% in 2015 and 10.6% in 2014.

Research and development expenses were $23.8 million, $23.6 million and $24.4 million in 2016, 2015 and 2014, respectively. Research and development expenses as a percentage of net sales were 1.4% in 2016, 1.3% in 2015 and 1.4% in 2014.

The Company incurred $8.0 million, $11.8 million and $19.1 million in 2016, 2015 and 2014, respectively for the acquisition related transaction and integration costs.

The Company recognized a litigation settlement gain of $2.3 million in 2014.

In 2016, the Company recorded a $28.3 million charge for impairment of assets and other restructuring costs, including lease termination costs relating to its exit of U.S. on-shore service lines, including the Nitrogen and Pipeline product lines in our Energy Services segment.

In 2014, the Company initiated a restructuring program to realign its business operations, improve efficiencies, profitability, and return on invested capital.  As a result of this restructuring, the Company recorded $45.2 million and $43.2 million of charges related to asset impairments, severance and other employee costs in 2015 and 2014, respectively.  This restructuring impacted all business segments of the Company. See Note 3 to the Consolidated Financial Statements for further details.

Income from Operations

During 2016, the Company recorded income from operations of $220.9 million as compared with $200.3 million in the prior year. Income from operations represented 13.5% of sales compared with 11.1% of sales in the prior year.  Income from operations in 2016 included acquisition related integration costs of $8.0 million and restructuring and other charges of $28.3 million.

During 2015, the Company recorded income from operations of $200.3 million as compared with $168.8 million in the prior year. Income from operations represented 11.1% of sales compared with 9.8% of sales in the prior year. Income from operations in 2015 included acquisition related integration costs of $11.8 million and restructuring and other charges of $45.2 million.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $50.6 million in 2016 as compared with $67.7 million in the previous year.

Net interest expense was $54.4 million in 2016 as compared $60.9 million in the prior year, as a result of lower debt balances due to principal repayments and lower interest costs relating lower rates resulting from the debt repricing in 2015.

In the second quarter of 2015, the Company repriced the outstanding balance of its senior secured loan facility and recorded $4.5 million in non-cash debt modification costs and other debt modification fees.

In the fourth quarter of 2015, the Company recorded a $7.6 million charge relating to the write-down of an investment in a development stage enterprise.

Provision for Taxes on Income

Provision for taxes was $35.3 million, $22.8 million and $30.8 million in 2016, 2015 and 2014, respectively.  The effective tax rates were 20.7%, 17.2% and 25.0% during 2016, 2015 and 2014, respectively.  The higher effective tax rate in 2016 was primarily due to a lower benefit from depletion as a percentage of earnings and to the mix of earnings.  The lower effective tax rate in 2015 was primarily due to tax benefits on one-time charges at a higher rate and higher depletion deductions.

The factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $11.3 million in 2016, $11.2 million in 2015 and $9.5 million in 2014.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in a decrease of income tax expense of $14.7 million, $11.0 million and $11.7 million in 2016, 2015 and 2014, respectively.

Income from Continuing Operations, Net of Tax

Income from continuing operations, net of tax, was $137.1 million in 2016 and included a $24.0 million charge, net of tax.  Such charge consisted of restructuring and other net items, acquisition transaction and integration costs and lease termination costs, inventory write-offs and impairment of assets relating to the Company’s exit from the Nitrogen and Pipeline product lines and the restructuring of other onshore services within the Energy Services segment.

Income from continuing operations, net of tax, was $111.6 million during 2015 and included a $43.1 million charge, net of tax. Such charge consisted of restructuring and other charges, acquisition transaction and integration costs, debt prepayment costs, and the write down of an investment in a development stage enterprise.

Income from Discontinued Operations, Net of tax

The Company recognized income from discontinued operations, net of tax, of $2.1 million during 2014 relating its discontinued operations at its merchant PCC facility at Walsum, Germany.

 Segment Review

The following discussions highlight the operating results for each of our five segments.

Specialty Minerals Segment

	Year Ended December 31,
Specialty Minerals Segment	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(millions of dollars)
Net Sales
Paper PCC	$387.9	$423.3	$454.5	$(35.4)	$(31.2)
Specialty PCC	64.3	64.8	66.1	(0.5)	(1.3)
PCC Products	$452.2	$488.1	$520.6	$(35.9)	$(32.5)

Talc	$55.7	$55.9	$55.5	$(0.2)	$0.4
Ground Calcium Carbonate	83.6	80.6	74.0	3.0	6.6
Processed Minerals Products	$139.3	$136.5	$129.5	$2.8	$7.0

Total net sales	$591.5	$624.6	$650.1	$(33.1)	$(25.5)

Income from operations	$102.7	$100.8	$95.8	$1.9	$5.0
% of net sales	17.4%	16.1%	14.7%

2016 v 2015

Net sales in the Specialty Minerals segment decreased 5 percent to $591.5 million from $624.6 million.  Higher sales in our Processed Minerals product line, stemming from increased ground calcium carbonate volumes were offset by declines in Paper PCC.  Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased $35.9 million, or 7 percent.  Foreign exchange had an unfavorable impact on PCC products sales $9.7 million, or 2 percentage points.  The decrease in Paper PCC sales was primarily due to several previously announced paper mill closures in the U.S and weaker printing and writing paper demand in the U.S. and Europe.  This was partially offset by an increase in PCC sales in China of 12 percent over last year due to the ramp-up of two new facilities and the successful startup of a 100,000 ton satellite in the third quarter of 2016.

Income from operations increased $1.9 million to $102.7 million and represented 17.4% of net sales compared to $100.8 million and 16.1% of sales in prior year.

2015 v 2014

Net sales in the Specialty Minerals segment decreased 4% to $624.6 million from $650.1 million.  Foreign exchange had an unfavorable impact on sales of $33.5 million, or 5 percent.  Excluding the effects of foreign exchange, higher sales in ground calcium carbonate were partially offset by declines in Paper PCC.  Worldwide net sales of PCC products decreased $32.5 million, or 6 percent.  Foreign exchange had an unfavorable impact on PCC products sales $30.9 million, or 7 percent.  Talc and ground calcium carbonate sales increased primarily due to increased volumes.

Income from operations increased $5.0 million and represented 16.1% of net sales compared to $95.8 million and 14.7% of sales in prior year.

Refractories Segment

	Year Ended December 31,
Refractories Segment	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(millions of dollars)
Net Sales
Refractory Products	$219.0	$230.7	$273.9	$(11.7)	$(43.2)
Metallurgical Products	55.5	65.2	85.8	(9.7)	(20.6)
Total net sales	$274.5	$295.9	$359.7	$(21.4)	$(63.8)

Income from operations	$37.0	$27.8	$43.2	$9.2	$(15.4)
% of net sales	13.5%	9.4%	12.0%

2016 v 2015

Net sales in the Refractories segment declined $21.4 million in 2016.  Foreign exchange had an unfavorable impact on Refractories segment sales of approximately $2.3 million, or 1 percent.  The remaining sales decrease was primarily due to lower volumes stemming from continued weak global steel demand.

Income from operations increased $9.2 million to $37.0 million and represented 13.5% of net sales compared to $27.8 million or 9.4% of sales in 2015.  The increase in income from operations relates primarily to improved productivity combined with supply chain savings and lower overhead costs.  Additionally, included in income from operations is a $2.1 million gain on the sale of previously impaired assets in 2016 and restructuring charges of $2.0 million in 2015.

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

Performance Materials Segment

	Year Ended December 31,
Performance Materials Segment	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(millions of dollars)
Net Sales
Metalcasting	$258.0	$266.4	$181.4	$(8.4)	$85.0
Household, Personal Care and Specialty Products	171.2	172.7	108.0	(1.5)	64.7
Basic Minerals and Other Products	73.6	75.7	63.4	(2.1)	12.3
Total net sales	$502.8	$514.8	$352.8	$(12.0)	$162.0

Income from operations	$97.5	$95.9	$41.0	$1.6	$54.9
% of net sales	19.4%	18.6%	11.6%

2016 v 2015

Net sales in the Performance Materials segment of $502.8 million decreased $12.0 million in 2016.  Foreign exchange had an unfavorable impact on Performance Materials segment sales of approximately $15.4 million, or 3 percent.   Excluding the effects of foreign exchange, higher China metalcasting sales and increased sales of bulk chromite in our Basic Minerals and Other Products product line were partially offset by lower fabric care sales in our Household, Personal Care & Specialty Minerals product line.

Income from operations increased $1.6 million and represented 19.4% of net sales compared to 18.6% in 2015 as a result of significant productivity gains and a favorable product mix.

2015 v 2014

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

This segment’s operating results for the year ended December 31, 2014 includes 237 days of results commencing on May 9, 2014.

Construction Technologies Segment

	Year Ended December 31,
Construction Technologies Segment	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(millions of dollars)
Net Sales
Environmental Products	$78.9	$69.7	$70.7	$9.2	$(1.0)
Building Materials and Other Products	104.4	110.4	81.6	(6.0)	28.8
Total net sales	$183.3	$180.1	$152.3	$3.2	$27.8

Income (Loss) from operations	$23.6	$22.5	$(0.8)	$1.1	$23.3
% of net sales	12.9%	12.5%	-0.5%

2016 v 2015

Net sales in the Construction Technologies segment increased $3.2 million in 2016 to $183.3 million.  Foreign exchange had an unfavorable impact on Construction Technologies segment sales of approximately $3.6 million, or 2 percent.  Increased sales in Environmental Products due to higher volumes was partially offset by lower sales in Building Materials and Other Products resulting from smaller scale water proofing projects completed in the western United States and Europe this year as compared to the prior year.

Income from operations increased $1.1 million to $23.6 million and represented 12. 9% of net sales compared to 12.5% in 2015.

2015 v 2014

Net sales in the Construction Technologies segment in 2015 were $180.1 million. Foreign exchange had an unfavorable impact on segment sales of approximately $9.9 million, or 9%.  Income from operations was $22.5 million and represented 12.5% of net sales compared to a loss in 2014.  Included in income from operations in the prior year were restructuring charges of $5.8 million, an impairment of assets charge of $11.7 million and a one-time non-cash inventory step up charge of $2.0 million. Sales and operating income in this business segment were affected by fewer large projects in 2015 as compared with the prior year.

This segment’s operating results for the year ended December 31, 2014 includes 237 days of results commencing on May 9, 2014.

Energy Services Segment

	Year Ended December 31,
Energy Services Segment	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(millions of dollars)

Net Sales	$85.9	$182.2	$210.1	$(96.3)	$(27.9)

Income (Loss) from operations	$(25.9)	$(27.9)	$16.3	$2.0	$(44.2)
% of net sales	-30.2%	-15.3%	7.8%

2016 v 2015

Net sales in the Energy Services segment declined $96.3 million in 2016.  The sales decrease was due to weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter of 2016 and the shutdown of the Coiled Tubing service line in August 2015.

The segment recorded a loss from operations of $25.9 million in 2016.  Included in the loss from operations was $30.3 million of impairment and restructuring charges relating to the Company’s exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment.  Going forward, Energy Services’ primary service offerings will be off-shore filtration and well testing to the worldwide oil and gas industry.

2015 v 2014

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

Liquidity and Capital Resources

Cash provided from continuing operations in 2016 was $225.0 million, compared with $270.0 million in prior year.  Cash flows provided from operations in 2016 were principally used for repayment of debt, to fund capital expenditures and pay the Company's dividend to common shareholders.  The Company’s intention continues to be to use excess cash flow primarily to repay debt and to de-lever as quickly as possible.  In 2016, the Company repaid $193 million in principal amount of its long-term debt.

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

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding.  Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment, and the loans under the floating rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the six-month anniversary of the effective date of the Second Amendment.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of December 31, 2016, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with this Revolving Facility as of the end of the period covered by this report.

The Company has five committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  In December 2016, the Company entered into a committed loan facility in the amount of 680 million Yen (approximately $5.8 million).  As of December 31, 2016, on a combined basis, $15.0 million was outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $3.2 million on these loans in 2016.

As of December 31, 2016, the Company had $34.8 million in uncommitted short-term bank credit lines, of which approximately $6.1 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large well- established financial institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2017 should be between $70 million and $75 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  The notional amount at December 31, 2016 was $257 million.  This swap hedges a portion of contractual floating rate interest through May 2021.  As a result of the swap, the Company’s effective fixed interest rate on the notional amount of floating rate indebtedness will be 4.25%.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 3, 2015.  During 2016, 54,098 shares have been repurchased under this program for $2.6 million, or an average price of approximately $48.91 per share.

On January 18, 2017, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

Contractual Obligations

The Company has committed cash outflow related to long-term debt, interest on long-term debt, pension and post-retirement benefit obligations, operating lease agreements, and other long-term contractual obligations.  As of December 31, 2016, minimum payments for these obligations were as follows:

	Payments Due by Period
	Total	2017	2018 - 2019	2020 - 2021	After 2021

	(millions of dollars)
Debt	$1,103.1	$6.8	$4.2	$1,092.1	$-
Interest related to long term debt	194.5	44.4	88.0	62.1	-
Estimated pension and post retirement plan funding	27.2	12.2	15.0	-	-
Operating lease obligations	84.3	14.4	22.0	14.8	33.1
Other long term liabilities	21.5	2.1	-	-	19.4
Total contractual obligations	$1,430.6	$79.9	$129.2	$1,169.0	$52.5

Long-term debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. As of December 31, 2016, maturities for long-term debt extended to 2021. On February 14, 2017, the Company extended the maturity of the floating rate tranche of the Term Facility to February 14, 2024.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2016 and is calculated on debt with maturities that, on December 31, 2016 extended to 2021. As the contractual interest rate for a portion of our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.  On February 14, 2017 the Company extended the maturity of the floating rate tranche of the Term Facility to February 14, 2024.

Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2018 and, accordingly, no amounts have been included in the table beyond such dates.

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

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $13.7 million at December 31, 2016.  Payment of these obligations would result from settlements with taxing authorities.  Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2016 and 2015, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Revenues within our Energy Services segment is service based. Certain contracts within this segment are long-term contracts, the revenue for which is recorded using percentage-of-completion method. Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract or the amount of product installed in relation to the total amount expected to be installed. All known or anticipated losses on contracts are provided when they become evident. Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of the work are included in revenue when collection is reasonably assured.

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

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  In addition to specific allowances established for bankrupt customers, we also analyze the collection history and financial condition of our other customers considering current industry conditions and determine whether an allowance needs to be established or adjusted. We record the increases in the allowance for doubtful accounts as an expense in the period identified in the marketing and administrative expenses line within our Consolidated Statements of Income. We recorded bad debt expenses of $6.2 million, $2.6 million and $2.4 million in 2016, 2015 and 2014, respectively.

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

The Company has six reporting units; PCC, Processed Minerals, Refractories, Performance Materials, Construction Technologies and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. In the fourth quarter of 2016, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represents amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $211.7 million and $221.4 million at December 31, 2016 and 2015, respectively.

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

A one percentage point change in our major assumptions would have the following effects:

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset

1% increase	$(4.1)	$0.9	$(2.0)
1% decrease	$6.2	$(0.8)	$2.0

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(42.3)	$5.0
1% decrease	$52.3	$(4.4)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2016 was over 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2016, the Company had approximately 60% of its pension assets in equity securities, 33% in fixed income securities and 7% in other securities.

In 2016, a net loss of $4.6 million ($3.2 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.  In 2015, a net gain of $10 million ($7 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables. In 2014, a net loss of $48.5 million ($31.1 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

We recognized pension expense of $14.2 million in 2016 as compared to $18.9 million in 2015.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2016, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($82.0 million), as compared to ($80.5 million) in 2015. The majority of the actuarial losses were due to decreases in the discount rate in 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2016, the average remaining service period of active employees or life expectancy for fully eligible employees was 10 years.  We expect our 2017 amortization of net actuarial losses to be approximately the same level as 2016, which was $10.7 million.

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

We used a stock price volatility assumption based upon the historical and implied volatility of the Company's stock.  We believe this is a good indicator of future, actual and implied volatilities.  For stock options granted in the period ended December 31, 2016, the Company used a volatility assumption of 36.75%.

The expected life calculation was based upon the observed and expected time to post-vesting forfeiture and exercise. For stock options granted during the fiscal year ended December 31, 2016, the Company used a 6.5 year life assumption.

The Company believes the above critical estimates are based upon outcomes most likely to occur.  If we were to simultaneously increase or decrease the option life by one year and the volatility by 100 basis points, recognized compensation expense would have changed approximately $0.1 million in either direction for the year ended December 31, 2016.

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

Cyclical Nature of Customers' Businesses

The bulk of our sales within Specialty Minerals, Performance Materials, Construction Technologies and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing and construction industries, which have historically been cyclical.  The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased.  In addition, our customers’ demand for our Energy Services segment’s products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities.  Oil and natural gas prices decreased significantly between 2014 through 2016, which we expect will cause exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

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

Income Taxes:  Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740):  Intra-Entity Transfers of Assets Other Than Inventory", which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfer other than inventory.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted for this ASU, but only at the beginning of an annual period for which no financial statements have already been issued or made available for issuance.  The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  At December 31, 2016, we did not have any significant foreign currency derivative contracts outstanding.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 14 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $5.6 million in incremental interest charges on an annual basis.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

The Company continues to implement a global enterprise resource planning (“ERP”) system for the businesses acquired from AMCOL.  As of December 31, 2016, primarily all of the domestic and European locations of the acquired businesses were implemented on the new system.  The worldwide implementation is expected to be substantially completed over the next six to nine months and involves changes in the systems that include internal controls.  Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.  We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to the affected internal controls as we implement the new systems.  We believe that the controls as modified are appropriate and functioning effectively.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name	Age	Position

Douglas T. Dietrich	47	Chief Executive Officer
Matthew E. Garth	42	Senior Vice President, Finance and Treasury, Chief Financial Officer
D.J. Monagle, III	54	Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group
Gary L. Castagna	55	Senior Vice President and Managing Director, Performance Materials
Jonathan J. Hastings	54	Senior Vice President, Corporate Development
Douglas W. Mayger	59	Senior Vice President and Director-MTI Supply Chain
Thomas J. Meek	59	Senior Vice President, General Counsel, Human Resources, Secretary and Chief Compliance Officer
W. Rand Mendez	57	Senior Vice President and Managing Director, Paper PCC
Brett Argirakis	52	Vice President and Managing Director, Minteq International Inc.
Michael A. Cipolla	59	Vice President, Corporate Controller and Chief Accounting Officer
Andrew Jones	58	Vice President and Managing Director, Energy Services

Douglas T. Dietrich was elected Chief Executive Officer effective December 13, 2016, having served previously as Senior Vice President, Finance and Treasury, Chief Financial Officer beginning on January 1, 2011.  Prior to that, he was appointed Vice President, Corporate Development and Treasury effective August 2007.  He had been Vice President, Alcoa Wheel Products since 2006 and President, Latin America Extrusions and Global Rod and Bar Products since 2002.

Matthew E. Garth was elected Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 16, 2017.  Mr. Garth joins the Company from Arconic Inc. (formerly Alcoa Inc.), where most recently he had been Vice President, Financial Planning & Analysis and Investor Relations since 2015.  Prior to his most recent position, he was Vice President, Finance & CFO Operations – Alcoa Global Packaging from 2014 to 2015; Vice President, Finance – Alcoa Global Packaging from 2011 to 2014; Vice President, Finance – Alcoa  North American Rolled Products from 2010 to 2011; Director, Investor Relations Alcoa, Inc. from 2009 to 2010; Director, Corporate Treasury Alcoa, Inc. from 2007 to 2009.

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

Jonathan J. Hastings was elected Senior Vice President, Corporate Development effective September 2012.  Before that, he was Vice President, Corporate Development.  Prior to that, he was Senior Director of Strategy and New Business Development - Coatings, Global at The Dow Chemical Company.  Prior to that, he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager - Packaging and Building Materials - Europe.

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

Brett Argirakis was elected Vice President and Managing Director, Minteq International in January 2016.  Prior to that, he was Global Vice President & General Manager, Refractories.  Prior to that, he was Director, Marketing, Minteq Europe.  Prior to that, he served as Director of Sales and Field Operations for Minteq U.S. Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility.

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

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled "Code of Ethics for the Senior Financial Officers," which is available on our website, www.mineralstech.com, under the links entitled Our Company, Corporate Responsibility and Policies and Charters.

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

The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, under the links entitled Our Company, Corporate Responsibility and Policies and Charters.  The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in the Company's Proxy Statement under the caption "Principal Accountant Fees and Services" is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-38.

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

2.1	-	Agreement and Plan of Merger, dated as of March 10, 2014, by and among Minerals Technologies Inc., MA Acquisition Inc. and AMCOL International Corporation (1)
3.1	-	Restated Certificate of Incorporation of the Company (2)
3.2	-	By-Laws of the Company as amended and restated effective March 16, 2016 (3)
4.1	-	Specimen Certificate of Common Stock (2)
10.1	-	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (4)
10.1(a)	-	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.1(b)	-	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (5)
10.2	-	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (4)
10.3	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (4)
10.4	-	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (4)
10.4(a)	-	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (5)
10.5	-	Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (6) (+)
10.6	-
Form of Employment Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Matthew E. Garth, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, W. Rand Mendez and D.J. Monagle, III   (*) (+)

10.6(a)	-	Form of Employment Agreement between the Company and Jonathan J. Hastings (7) (+)
10.6(b)	-	Form of amendment to Employment Agreement between the Company and Jonathan J. Hastings (8) (+)
10.6(c)	-	Form of Employment Agreement between the Company and Gary L. Castagna (9) (+)
10.7	-	Severance Agreement between the Company and Douglas T. Dietrich (10) (+)
10.8	-
Form of Severance Agreement between the Company and each of Brette Argirakis, Michael A. Cipolla, Matthew E. Garth, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, W. Rand Mendez, and D.J. Monagle, III (*) (+)

10.8(a)	-	Form of Severance Agreement between the Company and Jonathan J. Hastings (11) (+)

10.8(b)	-	Form of amendment to Severance Agreement between the Company and Jonathan J. Hastings (12) (+)
10.8(c)		Form of Severance Agreement between the Company and Gary L. Castagna (13) (+)
10.9	-
Form of Indemnification Agreement between the Company and each of Michael A. Cipolla, Douglas T. Dietrich, Jonathan J. Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and each of the Company’s non-employee directors (14) (+)

10.10	-	Company Employee Protection Plan, as amended August 27, 1999 (15) (+)
10.11	-	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (16) (+)
10.11(a)	-	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (17) (+)
10.12	-	2015 Stock Award and Incentive Plan of the Company (18) (+)
10.13	-	Company Retirement Plan, as amended and restated, dated December 21, 2012 (19) (+)
10.13(a)	-	Second Amendment to Company Retirement Plan, as amended and restated, dated December 22, 2014 (20)(+)
10.13(b)	-	Third Amendment to Company Retirement Plan, as amended and restated, dated June 12, 2015 (21)(+)
10.13(c)	-	Fourth Amendment to Company Retirement Plan, as amended and restated, dated December 16, 2016 (*)(+)
10.14	-	Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (22) (+)
10.14(a)	-	First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (23)(+)
10.15	-	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (24) (+)
10.15(a)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (25) (+)
10.15(b)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (26) (+)
10.15(c)	-	Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (27)(+)
10.15(d)	-	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (28)(+)
10.16	-	Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (29) (+)
10.16(a)	-	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (30)(+)
10.16(b)	-	First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (31)(+)
10.16(c)	-	Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (32)(+)
10.16(d)	-	Third Amendment to the Company Supplemental Savings Plan, dated December 16, 2016 (*)(+)
10.17	-	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (33)(+)
10.17(a)	-	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (34) (+)
10.17(b)	-	First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (35)(+)
10.18	-	Company Retiree Medical Plan, effective as of January 1, 2011 (36)(+)
10.18(a)	-	First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (37)(+)
10.19	-	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (38)(+)
10.20	-	AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended (39) (+)
10.20(a)	-	First Amendment to AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated December 22, 2014 (40)(+)
10.20(b)	-	Third Amendment to the AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated August 21, 2015 (41)(+)
10.21	-	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (42) (+)
10.21(a)	-	First Amendment to AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees, dated December 22, 2014 (43)(+)
10.21 (b)	-	Second Amendment to Amended and Restated Supplementary Pension Plan for Employees of AMCOL International Corporation, dated August 21, 2015 (44)(+)

10.22	-
Second Amendment, dated as of February 14, 2017, to the Credit Agreement, dated as of May 9, 2014, among Minerals Technologies Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto (45)

10.23	-	Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (4)
21.1	-	Subsidiaries of the Company (*)
23.1	-	Consent of Independent Registered Public Accounting Firm (*)
24	-	Power of Attorney (*)
31.1	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	-	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	-	Section 1350 Certification (*)
95		Information Concerning Mine Safety Violations (*)

(1)	Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 10, 2014.
(2)	Incorporated by reference to the exhibit so designated filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to the exhibit so designated filed with the Company's Current Report on Form 8-K filed on March 17, 2016.
(4)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992.
(5)	Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993.
(6)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on December 16, 2016.
(7)	Incorporated by reference to exhibit 10.5 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(8)	Incorporated by reference to exhibit 10.6(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to exhibit 10.6(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(10)	Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K filed on December 16, 2016.
(11)	Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
(12)	Incorporated by reference to exhibit 10.7(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to exhibit 10.7(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on May 8, 2009.
(15)	Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.
(17)	Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference to Appendix B to the Company’s 2015 Proxy Statement filed on April 2, 2015.
(19)	Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
(20)	Incorporated by reference to exhibit 10.13(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(21)	Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2015.
(22)	Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(24)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(25)	Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(26)	Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(27)	Incorporated by reference to exhibit 10.15(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(28)	Incorporated by reference to exhibit 10.15(d) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
(29)	Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(31)	Incorporated by reference to exhibit 10.16(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(32)	Incorporated by reference to exhibit 10.16(c) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(33)	Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(34)	Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
(35)	Incorporated by reference to exhibit 10.17(b) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(36)	Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2010.
(37)	Incorporated by reference to exhibit 10.18(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(38)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2010.
(39)	Incorporated by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(40)	Incorporated by reference to exhibit 10.20(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(41)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
(42)	Incorporated by reference to the exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (Commission File No. 0-15661)
(43)	Incorporated by reference to exhibit 10.21(a) filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
(44)	Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2015.
(45)	Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K filed on February 15, 2017.

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Douglas T. Dietrich
Douglas T. Dietrich
Chief Executive Officer

February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	Douglas T. Dietrich	Chief Executive Officer	February 17, 2017
	Douglas T. Dietrich	(principal executive officer)

/s/	Matthew E. Garth	Senior Vice President-Finance and Treasury,	February 17, 2017
	Matthew E. Garth	Chief Financial Officer (principal financial officer)

/s/	Michael A. Cipolla	Vice President - Controller and	February 17, 2017
	Michael A. Cipolla	Chief Accounting Officer (principal accounting officer)

	*	Director	February 17, 2017
Joseph C. Breunig

	*	Director	February 17, 2017
John J. Carmola

	*	Director	February 17, 2017
Robert L. Clark

/s/	Douglas T. Dietrich	Director	February 17, 2017
Douglas T. Dietrich

	*	Chairman & Director	February 17, 2017
Duane R. Dunham

	*	Director	February 17, 2017
Marc E. Robinson

	*	Director	February 17, 2017
Barbara R. Smith

	*	Director	February 17, 2017
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
(millions of dollars, except share and per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$188.5	$229.4
Short-term investments, at cost which approximates market	2.0	2.6
Accounts receivable, less allowance for doubtful accounts - 2016 - $7.9; 2015 -$ 4.4	341.3	348.7
Inventories	186.9	194.9
Prepaid expenses	28.0	24.9
Other current assets	4.4	3.1
Total current assets	751.1	803.6

Property, plant and equipment, less accumulated depreciation and depletion	1,051.8	1,104.3
Goodwill	778.7	781.2
Intangible assets	204.4	212.7
Deferred income taxes	27.1	30.6
Other assets and deferred charges	50.3	47.6
Total assets	$2,863.4	$2,980.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.1	$6.5
Current maturities of long-term debt	6.8	3.1
Accounts payable	144.9	152.4
Income tax payable	21.5	16.7
Accrued compensation and related items	61.3	64.5
Other current liabilities	54.9	75.4
Total current liabilities	295.5	318.6

Long-term debt, net of unamortized discount and deferred financing costs	1,069.9	1,255.3
Deferred income taxes	238.8	252.0
Accrued pension and postretirement benefits	147.3	141.8
Other non-current liabilities	81.0	74.6
Total liabilities	1,832.5	2,042.3

Shareholders' equity:
Preferred stock , without par value; 1,000,000 shares authorized; none issued	-	-
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 48,229,826 shares in 2016 and 47,990,136 shares in 2015	4.8	4.8
Additional paid-in capital	400.0	387.6
Retained earnings	1,419.1	1,292.7
Accumulated other comprehensive loss	(221.1)	(180.9)
Less common stock held in treasury, at cost; 13,259,839 shares in 2016 and 13,205,741 shares 2015	(596.3)	(593.7)

Total MTI shareholders' equity	1,006.5	910.5
Non-controlling interest	24.4	27.2
Total shareholders' equity	1,030.9	937.7

Total liabilities and shareholders' equity	$2,863.4	$2,980.0

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars, except per share amounts)
Product sales	$1,552.1	$1,615.4	$1,514.9
Service revenue	85.9	182.2	210.1
Total net sales	1,638.0	1,797.6	1,725.0

Cost of goods sold	1,117.7	1,190.0	1,141.5
Cost of service revenue	59.9	136.6	148.1
Total cost of sales	1,177.6	1,326.6	1,289.6

Production margin	460.4	471.0	435.4

Marketing and administrative expenses	179.4	190.1	182.2
Research and development expenses	23.8	23.6	24.4
Insurance / litigation settlement (gain)	-	-	(2.3)
Acquisition related transaction and integration costs	8.0	11.8	19.1
Restructuring and other items, net	28.3	45.2	43.2

Income from operations	220.9	200.3	168.8

Interest expense, net	(54.4)	(60.9)	(41.8)
Premium on early extinguishment of debt	-	(4.5)	(5.8)
Other non-operating income (deductions), net	3.8	(2.3)	1.8
Total non-operating deductions, net	(50.6)	(67.7)	(45.8)

Income from continuing operations before provision for taxes and equity in earnings	170.3	132.6	123.0
Provision for taxes on income	35.3	22.8	30.8
Equity in earnings of affiliates, net of tax	2.1	1.8	1.2

Income from continuing operations, net of tax	137.1	111.6	93.4
Income from discontinued operations, net of tax	-	-	2.1
Consolidated net income	137.1	111.6	95.5
Less:
Net income attributable to non-controlling interests	3.7	3.7	3.1
Net income attributable to Minerals Technologies Inc. (MTI)	$133.4	$107.9	$92.4

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$3.82	$3.11	$2.62
Income from discontinued operations attributable to MTI	-	-	0.06
Basic earnings per share attributable to MTI	$3.82	$3.11	$2.68

Diluted:
Income from continuing operations attributable to MTI	$3.79	$3.08	$2.59
Income from discontinued operations attributable to MTI	-	-	0.06
Diluted earnings per share attributable to MTI	$3.79	$3.08	$2.65

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	34.9	34.7	34.5
Diluted	35.2	35.0	34.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)
Consolidated net income	$137.1	$111.6	$95.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40.2)	(76.6)	(51.5)
Pension and postretirement plan adjustments	(3.2)	7.3	(31.1)
Unrealized gains on cash flow hedges	1.6	-	-
Total other comprehensive loss, net of tax	(41.8)	(69.3)	(82.6)
Total comprehensive income including non-controlling interests	95.3	42.3	12.9

Less: Net income attributable to non-controlling interest	3.7	3.7	3.1
Less: Foreign currency translation adjustments attributable to non-controlling interest	(1.6)	(1.3)	(1.0)
Comprehensive income attributable to non-controlling interest	2.1	2.4	2.1

Comprehensive income attributable to MTI	$93.2	$39.9	$10.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)
Operating Activities:

Consolidated net income	$137.1	$111.6	$95.5
Gain from discontinued operations	-	-	2.1
Income from continuing operations	137.1	111.6	93.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	91.9	98.3	84.4
Loss on disposal of property, plant and equipment	1.9	0.1	0.5
Pension amortization and settlement loss	7.9	9.9	5.1
Deferred income taxes	(10.9)	(2.5)	(21.1)
Provision for bad debts	6.2	2.6	2.4
Stock-based compensation	6.3	11.2	5.9
Asset impairment charge	18.5	34.2	23.7
Other non-cash items	(3.1)	(0.2)	7.5

Changes in operating assets and liabilities
Accounts receivable	(4.9)	36.6	5.2
Inventories	3.1	3.1	19.5
Pension plan funding	(10.5)	(10.4)	(7.6)
Accounts payable	(4.8)	(9.7)	16.0
Restructuring liabilities	(4.3)	(3.0)	14.6
Income taxes payable	5.4	(15.4)	51.0
Tax benefits related to stock incentive programs	0.3	0.4	3.7
Prepaid expenses and other	(15.0)	3.2	9.9
Net cash provided by continuing operations	225.1	270.0	314.1
Net cash used in discontinued operations	-	-	(3.3)
Net cash provided by operating activities	225.1	270.0	310.8

Investing Activities:

Acquisition of business, net of cash acquired	-	-	(1,802.3)
Purchases of property, plant and equipment	(62.4)	(86.0)	(81.8)
Proceeds from sale of assets	1.4	5.0	9.4
Purchases of short-term investments	(6.7)	(4.7)	(6.3)
Proceeds from sale of short-term investments	8.0	1.1	18.7
Other	(1.9)	-	(0.7)
Net cash used in investing activities	(61.6)	(84.6)	(1,863.0)

Financing Activities:

Proceeds from issuance of long-term debt	7.2	11.8	1,546.1
Debt issuance and settlement costs	-	-	(38.2)
Repayment of long-term debt	(193.2)	(191.8)	(175.0)
Net issuance (repayment) of short-term debt	(0.1)	1.3	0.1
Purchase of common shares for treasury	(2.6)	-	-
Proceeds from issuance of stock under option plan	5.5	2.5	3.4
Excess tax benefits related to stock incentive programs	0.3	0.5	0.7
Purchase of non-controlling interest share	-	-	(2.1)
Dividends paid to non-controlling interest	(4.9)	(1.1)	(3.3)
Cash dividends paid	(7.0)	(7.0)	(6.9)
Net cash provided by (used in) financing activities	(194.8)	(183.8)	1,324.8

Effect of exchange rate changes on cash and cash equivalents	(9.6)	(21.8)	(13.3)

Net decrease in cash and cash equivalents	(40.9)	(20.2)	(240.7)
Cash and cash equivalents at beginning of period	229.4	249.6	490.3
Cash and cash equivalents at end of period	$188.5	$229.4	$249.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2013	$4.7	$361.5	$1,106.3	$(31.3)	$(593.7)	$	$ 26.9	$874.4

Net income	-	-	92.4	-	-		3.1	95.5
Other comprehensive income (loss)	-	-	-	(81.6)	-		(1.0)	(82.6)
Dividends declared	-	-	(6.9)	-	-		-	(6.9)
Dividends to non-controlling interest	-	-	-	-	-		(3.3)	(3.3)
Purchase of non-controlling interest shares	-	(2.1)	-	-	-			(2.1)
Acquisition of AMCOL	-	-	-	-	-		0.2	0.2
Issuance of shares pursuant to employee stock compensation plans	0.1	3.3	-	-	-		-	3.4
Income tax benefit arising from employee stock compensation plans	-	4.4	-	-	-		-	4.4
Stock based compensation	-	5.9	-	-	-		-	5.9
Balance as of December 31, 2014	$4.8	$373.0	$1,191.8	$(112.9)	$(593.7)		$25.9	$888.9

Net income	-	-	107.9	-	-		3.7	111.6
Other comprehensive income (loss)	-	-	-	(68.0)	-		(1.3)	(69.3)
Dividends declared	-	-	(7.0)	-	-		-	(7.0)
Dividends to non-controlling interest	-	-	-	-	-		(1.1)	(1.1)
Issuance of shares pursuant to employee stock compensation plans	-	2.4	-	-	-		-	2.4
Income tax benefit arising from employee stock compensation plans	-	1.0	-	-	-		-	1.0
Stock based compensation	-	11.2	-	-	-		-	11.2
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)		$27.2	$937.7

Net income	-	-	133.4	-	-		3.7	137.1
Other comprehensive income (loss)	-	-	-	(40.2)	-		(1.6)	(41.8)
Dividends declared	-	-	(7.0)	-	-		-	(7.0)
Dividends to non-controlling interest	-	-	-	-	-		(4.9)	(4.9)
Issuance of shares pursuant to employee stock compensation plans	-	5.5	-	-	-		-	5.5
Income tax benefit arising from employee stock compensation plans	-	0.6	-	-	-		-	0.6
Purchase of common stock for treasury	-	-	-	-	(2.6)		-	(2.6)
Stock based compensation	-	6.3	-	-	-		-	6.3
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)		$24.4	$1,030.9

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $2.0 million and $2.6 million at December 31, 2016 and 2015, respectively.  There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2016.

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

Investment in joint ventures
The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence, but does not control; and cost method of accounting in companies in which it cannot exercise significant control.  The Company records the equity in earnings of its investments in joint ventures on a one month lag.  At December 31, 2016, the book value of Company’s equity method investment was $14.4 million.  The Company had no cost method investments at December 31, 2016.

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

Foreign Currency
The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2016, the Company had no international subsidiaries operating in highly inflationary economies.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes.  See Note 7 for additional detail on our uncertain tax positions.

The accompanying financial statements do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which are expected to be permanently reinvested overseas.

Research and Development
Research and development costs are expensed as incurred.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes:  Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740):  Intra-Entity Transfers of Assets Other Than Inventory", which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfer other than inventory.  ASU 2016-16 is effective for fiscal years beginning after December 15, 2017.  Early adoption is permitted for this ASU, but only at the beginning of an annual period for which no financial statements have already been issued or made available for issuance.  The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred $8.0, $11.8 million and $19.1 million of acquisition and integration related cost during the years ended December 31, 2016, 2015 2014, respectively, which is reflected within the acquisition related transaction and integration costs line of the Consolidated Statements of Income.

Note 3.	Restructuring and Other Items, net

In 2014, the Company initiated a restructuring program and undertook actions to realign its business operations, improve efficiencies, profitability, and return on invested capital. This restructuring impacted all business segments of the Company and provided annualized savings of approximately $29 million (unaudited). This restructuring resulted in the following charges relating to asset impairment and reduction in workforce:

Asset impairment and other restructuring charges:

The asset impairment charges in 2014 related to the consolidation of certain manufacturing operations and administrative offices. The Company closed three Construction Technologies’ operations – two in Europe and one in Asia – and consolidated those operations into others in these regions. The Company also closed and consolidated the operations of one of its Performance Materials blending facilities in the U.S. The fair value of the associated assets was estimated using a discounted cash flow approach (a Level 3 fair value input).

In 2015, the Company recognized impairment charges for certain underutilized coiled tubing equipment within the Energy Services segment which have been abandoned by the Company.

In 2016, the Company recognized additional restructuring charges for lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment as a result of the significant reduction in oil prices and overcapacity in the onshore oil service market.  The Company expects to realize further annualized savings from this restructuring program of $11.5 million (unaudited).  In addition, the Company recognized a $2.9 million gain on previously impaired assets in the Refractories Segment.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income, and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31, 2016
	2016	2015	2014
	(millions of dollars)
Impairment of assets
Performance Materials	$-	$-	$0.4
Construction Technologies	-	-	11.7
Energy Services	18.5	33.0	11.6
Corporate	-	1.2	-
Total impairment of assets charges	$18.5	$34.2	$23.7

Severance and other employee costs
Specialty Minerals	$-	$-	$3.0
Refractories	-	2.0	0.7
Performance Materials	-	-	5.6
Construction Technologies	-	-	5.8
Energy Services	12.7	9.0	3.7
Total severance and other employee costs	$12.7	$11.0	$18.8

Other
Refractories	$(2.9)	$-	$-
Performance Materials	-	-	0.7

Total restructuring and other items, net	$28.3	$45.2	$43.2

At December 31, 2016 and 2015, the Company had $3.6 million and $7.9 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of 2017.

The following table is a reconciliation of our restructuring liability balance:

(millions of dollars)
Restructuring liability, December 31, 2015	$7.9
Additional provisions	12.7
Cash payments	(17.0)
Restructuring liability, December 31, 2016	$3.6

Note 4.	Stock-Based Compensation

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

Net income for years ended 2016, 2015 and 2014 include $3.5 million, $4.0 million and $3.1 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.4 million, $1.6 million and $1.2 million for 2016, 2015 and 2014, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefits of tax deductions in excess of the tax benefit from compensation costs that were recognized or would have been recognized are classified as financing inflows on the consolidated statement of cash flows.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations.  The forfeiture rate assumption used for the periods ended December 31, 2016, 2015 and 2014 was 7.38%, 7.34% and 7.13%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2016, 2015 and 2014 was $14.34, $22.68 and $22.89, respectively.  The weighted average grant date fair value for stock options vested during 2016, 2015 and 2014 was $20.94, $17.83 and $13.59, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $2.4 million and $13.0 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected life (in years)	6.5	6.4	6.5
Interest rate	1.72%	1.52%	2.16%
Volatility	36.75%	36.86%	37.15%
Expected dividend yield	0.54%	0.33%	0.34%

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

The following table summarizes stock option activity for the year ended December 31, 2016:

	Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2015	1,091,844	$42.29
Granted	383,622	38.59
Exercised	(150,944)	36.66
Canceled	(125,797)	43.78

Awards outstanding at December 31, 2016	1,198,725	41.66	6.51	$42.7
Awards exercisable at December 31, 2016	767,313	39.43	5.31	29.0

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $77.25 as of the last business day of the period ended December 31, 2016 had all options been exercised on that date.  The weighted average intrinsic value of the options exercised during 2016, 2015 and 2014 was $32.34, $32.07 and $40.17 per share, respectively.  As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested stock option activity for the year ended December 31, 2016 is as follows:

	Awards	Weighted Average Grant date Fair Value Per Share
Nonvested awards outstanding at December 31, 2015	353,859	$57.21
Granted	383,622	38.59
Vested	(191,775)	55.01
Canceled	(114,294)	42.18
Nonvested awards outstanding at December 31, 2016	431,412	45.61

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan.  The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period.  The Company granted 155,165 shares, 216,502 shares and 106,575 shares for the periods ended December 31, 2016, 2015 and 2014, respectively.  The fair value was determined based on the market value of unrestricted shares.  As of December 31, 2016, there was unrecognized stock-based compensation related to restricted stock of $6.1 million, which will be recognized over approximately the next three years.  The compensation expense amortized with respect to all units was approximately $5.8 million, $8.8 million and $4.9 million for the periods ended December 31, 2016, 2015 and 2014, respectively.  In addition, the Company recorded reversals of $3.8 million, $1.6 million and $2.1 million for periods ended December 31, 2016, 2015 and 2014, respectively, related to restricted stock forfeitures.  Such costs and reversals are included in marketing and administrative expenses.

The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2015	284,245	58.63
Granted	155,165	38.37
Vested	(88,746)	57.38
Canceled	(123,451)	50.72
Unvested balance at December 31, 2016	227,213	49.57

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Earnings Per Share (EPS)

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Basic EPS
Amounts attributable to MTI
Income from continuing operations	$133.4	$107.9	$90.3
Income from discontinued operations	-	-	2.1
Net income	$133.4	$107.9	$92.4

Weighted average shares outstanding	34.9	34.7	34.5

Earnings per share attributable to MTI
Continuing operations	$3.82	$3.11	$2.62
Discontinued operations	-	-	0.06
Net income	$3.82	$3.11	$2.68

Diluted EPS
Amounts attributable to MTI
Income from continuing operations	$133.4	$107.9	$90.3
Income from discontinued operations	-	-	2.1
Net income	$133.4	$107.9	$92.4

Weighted average shares outstanding	34.9	34.7	34.5
Dilutive effect of stock options and stock units	0.3	0.3	0.3
Weighted average shares outstanding, adjusted	35.2	35.0	34.8

Earnings per share attributable to MTI
Continuing operations	$3.79	$3.08	$2.59
Discontinued operations	-	-	0.06
Net income	$3.79	$3.08	$2.65

Options to purchase 784 shares, 386,766 shares and 12,888 shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 6.	Discontinued Operations

During the year ended December 31, 2014, the Company reversed a facility closure accrual of $2.4 million, net of $0.6 million tax expense, for a previously impaired facility.

The following table provides selected financial information for the amounts included within discontinued operations in the Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)
Net sales	$-	$-	$-

Production margin	-	-	-
Expenses	-	-	(0.3)
Facility closure costs accrual (reversal)	-	-	(2.4)

Income from operations	$-	$-	$2.7

Provision for taxes on income	$-	$-	$0.6

Income from discontinued operations, net of tax	$-	$-	$2.1

Note 7.	Income Taxes

Income from operations before provision for taxes by domestic and foreign source is as follows:

	2016	2015	2014
	(millions of dollars)
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$72.9	$32.6	$54.8
Foreign	97.4	100.0	68.2
	$170.3	$132.6	$123.0

The provision (benefit) for taxes on income consists of the following:

	2016	2015	2014
	(millions of dollars)
Domestic
Taxes currently payable
Federal	$18.7	$1.4	$28.1
State and local	4.4	1.2	3.4
Deferred income taxes	(8.8)	(3.2)	(15.1)
Domestic tax provision	14.3	(0.6)	16.4

Foreign
Taxes currently payable	23.2	22.7	20.3
Deferred income taxes	(2.2)	0.7	(5.9)
Foreign tax provision	21.0	23.4	14.4
Total tax provision	$35.3	$22.8	$30.8

The provision for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	2016	2015	2014

U.S. statutory rate	35.0%	35.0%	35.0%

Depletion	(6.6)%	(8.4)%	(7.8)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	(6.4)%	(8.3)%	(9.5)%
State and local taxes, net of federal tax benefit	1.1%	0.3%	1.0%
Tax credits and foreign dividends	0.6%	(0.5)%	4.1%
Change in valuation allowance	(1.1)%	(0.9)%	1.7%
Impact of uncertain tax positions	0.4%	(0.1)%	0.4%
Impact of officer's non-deductible compensation	0.1%	2.9%	2.7%
Manufacturing deduction	(2.0)%	(2.0)%	(3.3)%
Other	(0.4)%	(0.8)%	0.7%
Consolidated effective tax rate	20.7%	17.2%	25.0%

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2016	2015
	(millions of dollars)
Deferred tax assets attributable to:
Accrued liabilities	$49.7	$36.1
Net operating loss carry forwards	34.6	37.6
Pension and post-retirement benefits costs	55.4	55.0
Other	35.0	29.1
Valuation allowance	(24.8)	(28.8)
Total deferred tax assets	149.9	129.0
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	251.3	247.2
Intangible assets	96.3	98.7
Other	14.0	4.5
Total deferred tax liabilities	361.6	350.4
Net deferred tax asset (liability)	$(211.7)	$(221.4)

Net deferred tax assets and net deferred tax liabilities are as follows:

	2016	2015
	(millions of dollars)

Net deferred tax asset, long-term	$27.1	$30.6
Net deferred tax liability, long-term	238.8	252.0
Net deferred tax asset (liability), long-term	$(211.7)	$(221.4)

Net deferred tax assets are included in other assets and deferred charges.

The Company has $34.6 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations.  Carry forwards of approximately $17.5 million expire over the next 20 years, and $17.1 million can be utilized over an indefinite period.

On December 31, 2016, the Company had $13.7 million of total unrecognized tax benefits.  Included in this amount were a total of $9.5 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

	2016	2015
	(millions of dollars)

Balance at beginning of the year	$4.0	$5.0
Increases related to current year tax positions	8.8	0.5
Increases related to new judgements	0.9	0.8
Decreases related to audit settlements and statue expirations	-	(2.3)

Balance at the end of the year	$13.7	$4.0

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had recorded a $0.3 million benefit in interest and penalties during 2016 and had a total accrued balance on December 31, 2016 of $1.2 million.

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

Net cash paid for income taxes were $30.6 million, $43.8 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has not provided for U.S. federal and foreign withholding taxes on $560.3 million of foreign subsidiaries' undistributed earnings as of December 31, 2016 because such earnings are intended to be permanently reinvested overseas. To the extent the parent company has received foreign earnings as dividends; the foreign taxes paid on those earnings have generated tax credits, which have substantially offset related U.S. income taxes.  However, in the event that the entire $560.3 million of foreign earnings were to be repatriated, incremental taxes may be incurred.  We do not believe this amount would be more than $89.7 million.

Note 8.	Inventories

The following is a summary of inventories by major category:

	2016	2015
	(millions of dollars)
Raw materials	$70.6	$73.4
Work-in-process	5.4	5.4
Finished goods	80.5	86.1
Packaging and supplies	30.4	30.0
Total inventories	$186.9	$194.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
	2016	2015
	(millions of dollars)
Mineral rights and reserves	$547.8	$553.8
Land	42.7	39.8
Buildings	195.6	179.7
Machinery and equipment	1,193.6	1,130.7
Furniture and fixtures and other	123.3	209.7
Construction in progress	38.4	53.6
	2,141.4	2,167.3
Less: accumulated depreciation and depletion	(1,089.6)	(1,063.0)
Property, plant and equipment, net	$1,051.8	$1,104.3

Depreciation and depletion expense for the years ended December 31, 2016, 2015 and 2014 was $75.4 million, $82.1 million and $76.6 million, respectively.

Note 10.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $778.7 million and $781.2 million as of December 31, 2016 and December 31, 2015, respectively.  The net change in goodwill since December 31, 2015 was attributable to the effects of foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Specialty Minerals	Refractories	Performance Materials	Construction Technologies	Consolidated
	(millions of dollars)
Balance at December 31, 2014	$13.7	$49.0	$453.2	$255.0	$770.9

Change in goodwill relating to:
Purchase price finalization			91.1	(78.3)	12.8
Foreign exchange translation	(0.4)	(2.0)	(0.1)	-	(2.5)
Total Changes	$(0.4)	$(2.0)	$91.0	$(78.3)	$10.3

Balance at December 31, 2015	$13.3	$47.0	$544.2	$176.7	$781.2

Change in goodwill relating to:
Purchase price finalization	-	-	-	-	-
Foreign exchange translation	(1.2)	(1.3)	-	-	(2.5)
Total Changes	(1.2)	(1.3)	-	-	(2.5)

Balance at December 31, 2016	$12.1	$45.7	$544.2	$176.7	$778.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets subject to amortization as of December 31, 2016 and December 31, 2015 were as follows:

	Weighted Average Useful Life (Years)	December 31, 2016		December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(millions of dollars)
Tradenames	34	$199.8	$15.3	$199.8	$9.3
Technology	12	18.8	3.6	18.8	2.5
Patents and trademarks	17	6.4	4.8	6.4	4.4
Customer relationships	30	4.5	1.4	4.5	0.6
	28	$229.5	$25.1	$229.5	$16.8

 The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 28 years.  Amortization expense was approximately $8.2 million, $7.9 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is $7.9 million annually for 2017-2021, and $164.9 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at December 31, 2016 was $257 million.  This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).  The fair value of this swap was an asset of $2.5 million at December 31, 2016 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.

In addition, the Company uses foreign exchange forward contracts to protect against foreign currency exchange rate risks inherent in its forecasted inventory purchases.  The Company had 2 open foreign exchange contracts as of December 31, 2016, designated as cash flow hedges.  The gains and losses associated with these forward exchange contracts are recognized into cost of sales.  Gains and losses and hedge ineffectiveness associated with these derivatives were not significant.  The fair value of these contracts at December 31, 2016 and 2015 was not significant.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other:

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earning denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies:  British pound sterling (GBP), Chinese renminbi (CYN), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses of $0.6 million and $0.3 million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2016 and 2015, respectively.  There were 2 open contracts at December 31, 2016.  The fair value of these contracts at December 31, 2016 was not significant.  There were no open foreign exchange rate contracts at December 31, 2015.

Refer to Note 12 for further discussion of the determination of the fair value of derivatives.

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

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/16	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions of dollars)
Deferred compensation plan assets	$10.8	$-	$10.8	$-

Supplementary pension plan assets	10.4	-	10.4	-

Interest rate swap	2.5	-	2.5	-

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/16	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(milliions of dollars)
Money market funds	$7.5	$7.5	$-	$-

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 15, and there were no transfers in or out of Level 3 during the year ended December 31, 2016 and 2015.  There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

The Company's bad debt expense for the years ended December 31, 2016, 2015 and 2014 was $6.2 million, $2.6 million and $2.4 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Long-Term Debt and Commitments

The following is a summary of long term debt:

	December 31,
	2016	2015
	(millions of dollars)
Term Loan Facility, due May 9, 2021, net of unamortized discount and deferred financing costs of $26.4 million and $30.9 million as of December 31, 2016 and December 31, 2015, respectively.	$1,061.7	$1,246.4
Japan Loan Facilities	5.8	-
China Loan Facilities	9.2	12.0
Total	$1,076.7	$1,258.4
Less: Current maturities	6.8	3.1
Long-term debt	$1,069.9	$1,255.3

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1,560 million senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended by the First Amendment, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding.  See Note 24.  The maturity date for loans under the Term Facility was not changed by the First Amendment.  As amended by the First Amendment, the loans outstanding under the Term Facility matured on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the First Amendment and until the Second Amendment, loans under the variable rate tranche of the Term Facility bore interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 3.00% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.  Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The variable rate tranche of the Term Facility was issued at par and had a 1% required amortization per year under the First Amendment.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of December 31, 2016, there were no loans and $12.2 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

During 2016, the Company repaid $190 million on its Term Facility.

The Company has five committed loan facilities for the funding of new manufacturing facilities in China, for a combined 94.8 million RMB and $1.8 million.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of December 31, 2016, on a combined basis, $15.0 million was outstanding.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $3.2 million on these loans in 2016.

As of December 31, 2016, the Company had $34.8 million in uncommitted short-term bank credit lines, of which approximately $6.1 million was in use.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term borrowings as of December 31, 2016 and 2015 were $6.1 million and $6.5 million, respectively.  The weighted average interest rate on short-term borrowings outstanding as of December 31, 2016 and December 31, 2015 was 3.7% and 3.4%, respectively.

The aggregate maturities of long-term debt are as follows: $6.8 million in 2017; $3.6 million in 2018; $0.6 million in 2019, $0.6 million in 2020; $1,091.5 million in 2021 and $0.0 million thereafter.

During 2016, 2015 and 2014, respectively, the Company incurred interest costs of $56.5 million, $62.6 million and $44.6 million, including $0.1 million, $0.5 million and $0.6 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
	(millions of dollars)
Change in benefit obligations:
Beginning projected benefit obligation	$416.6	$433.8	$9.3	$10.1
Service cost	8.2	10.3	0.3	0.4
Interest cost	13.0	15.4	0.3	0.3
Actuarial (gain)/loss	21.2	(17.0)	(0.6)	(0.9)
Benefits paid	(18.3)	(19.5)	-	(0.4)
Settlements	(0.9)
Acquisition
Foreign exchange impact	(11.4)	(7.0)	-	(0.2)
Other	(0.5)	0.6
Ending projected benefit obligation	427.9	416.6	9.3	9.3

Change in plan assets:
Beginning fair value	282.5	295.8	-	-
Actual return on plan assets	22.9	1.2	-	-
Employer contributions	10.5	10.0	-	0.4
Plan participants' contributions	0.4	0.5	-	-
Benefits paid	(18.3)	(19.5)	-	(0.4)
Settlements	(0.5)	-	-	-
Acquisition	-	-	-	-
Foreign exchange impact	(8.2)	(5.5)	-	-
Ending fair value	289.3	282.5	-	-

Funded status of the plan	$(138.6)	$(134.1)	$(9.3)	$(9.3)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
	(millions of dollars)

Current liability	$(0.8)	$(0.9)	$(0.6)	$(0.7)
Non-current liability	(137.8)	(133.2)	(8.7)	(8.6)
Recognized liability	$(138.6)	$(134.1)	$(9.3)	$(9.3)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
	(millions of dollars)

Net actuarial (gain) loss	$82.1	$80.3	$(1.7)	$(1.5)
Prior service cost	(0.1)	0.2	(2.4)	(4.3)
Amount recognized end of year	$82.0	$80.5	$(4.1)	$(5.8)

The accumulated benefit obligation for all defined benefit pension plans was $394.5 million and $382.6 million at December 31, 2016 and 2015, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
	(millions of dollars)

Current year actuarial gain (loss)	$(8.7)	$0.5	$0.3	$0.6
Amortization of actuarial (gain) loss	6.8	7.7	(0.1)	(0.1)
Amortization of prior service credit (gain) loss	0.4	0.5	(1.9)	(1.9)
Total recognized in other comprehensive income	$(1.5)	$8.7	$(1.7)	$(1.4)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
	(millions of dollars)

Service cost	$8.2	$10.3	$8.9	$0.3	$0.4	$0.4
Interest cost	13.0	15.4	14.9	0.3	0.3	0.4
Expected return on plan assets	(18.6)	(19.7)	(19.4)	-	-	-
Amortization of prior service cost	0.6	0.8	1.0	(3.1)	(3.1)	(3.1)
Recognized net actuarial (gain) loss	10.7	12.1	7.4	(0.2)	(0.1)	(0.2)
Settlement/curtailment loss	0.3	-	-	-	-	-
Net periodic benefit cost	$14.2	$18.9	$12.8	$(2.7)	$(2.5)	$(2.5)

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

The 2017 estimated amortization of amounts in other accumulated comprehensive income are as follows:

	Pension Benefits	Post-Retirement Benefits
	(millions of dollars)

Amortization of prior service credit (gain) loss	$0.1	$(3.1)
Amortization of net (gain) loss	10.6	(0.3)
Total cost to be recognized	$10.7	$(3.4)

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014

Discount rate	3.88%	3.71%	4.39%
Expected return on plan assets	6.89%	6.89%	7.34%
Rate of compensation increase	3.03%	3.04%	3.08%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014

Discount rate	3.60%	3.89%	3.66%
Rate of compensation increase	2.96%	3.04%	3.05%

For 2016, 2015 and 2014, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions.  The actual return on pension assets was approximately 8% in 2016, 1% in 2015 and 7% in 2014.

The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2016 and 2015 by asset category are as follows:

Asset Category	2016	2015

Equity securities	60.2%	58.9%
Fixed income securities	32.7%	34.7%
Real estate	0.7%	0.9%
Other	6.4%	5.5%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2016 and 2015 by asset category are as follows:

Asset Category	2016	2015
	(millions of dollars)
Equity securities	$174.1	$166.4
Fixed income securities	94.7	98.0
Real estate	1.9	2.5
Other	18.6	15.6
Total	289.3	282.5

The following table presents domestic and foreign pension plan assets information at December 31, 2016, 2015 and 2014 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
	2016	2015	2014	2016	2015	2014
	(millions of dollars)

Fair value of plan assets	$221.9	$213.0	$224.1	$67.4	$69.5	$71.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2016:

Pension Assets Fair Value as of December 31, 2016	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	(millions of dollars)

Equity securities
US equities	$155.0	$0.2	$-	$155.2
Non-US equities	18.9	-	-	18.9

Fixed income securities
Corporate debt instruments	63.4	31.3	-	94.7

Real estate and other
Real estate	-	-	1.9	1.9
Other	-	0.2	18.4	18.6

Total assets	$237.3	$31.7	$20.3	$289.3

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2015:

Pension Assets Fair Value as of December 31, 2015	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
	(millions of dollars)

Equity securities
US equities	$143.7	$0.2	$-	$143.9
Non-US equities	22.5	-	-	22.5

Fixed income securities
Corporate debt instruments	65.4	32.6	-	98.0

Real estate and other
Real estate	-	-	2.5	2.5
Other	-	0.2	15.4	15.6

Total assets	231.6	33.0	17.9	282.5

U.S. equities—This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities—This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)

Beginning balance at December 31, 2014	$26.6
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	(8.4)
Foreign exchange impact	(0.3)
Ending balance at December 31, 2015	$17.9
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	3.0
Foreign exchange impact	(0.6)
Ending balance at December 31, 2016	$20.3

There were no transfers in or out of Level 3 during the year ended December 31, 2016 and 2015

Contributions

The Company expects to contribute $12.2 million to its pension plans and $0.6 million to its other post-retirement benefit plan in 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
	(millions of dollars)

2017	$20.2	$0.6
2018	$21.2	$0.7
2019	$22.4	$0.7
2020	$23.0	$0.7
2021	$23.2	$0.8
2022-2026	$123.8	$4.0

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations.  The Company's average rate of return on assets from inception through December 31, 2016 was over 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S.  On January 1, 2015, as a result of the acquisition and subsequent integration of AMCOL, the AMCOL 401(k) plan was merged into the Minerals Technologies Inc. Savings and Investment Plan.  Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions.  The Company's contributions amounted to $5.1 million, $6.3 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company also contributed $2.6 million to the AMCOL 401(k) plan in 2014.

Note 16.	Leases

The Company has several non-cancelable operating leases, primarily for office space and equipment.  Rent expense amounted to approximately $16.2 million, $19.5 million and $19.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Total future minimum rental commitments under all non-cancelable leases for each of the years 2017 through 2021 and in aggregate thereafter are approximately $14.4 million, $12.1 million, $9.9 million, $8.2 million, $6.6 million, respectively, and $33.1 million thereafter.  Total future minimum rentals to be received under non-cancelable subleases were approximately $4.2 million at December 31, 2016.

Total future minimum payments to be received under direct financing leases for each of the years 2017 through 2021 and the aggregate thereafter are approximately: $0.3 million, $0.3 million, $0.2 million, $0.1 million, $0.1 million and $-- million thereafter.

Note 17.	Litigation

We are party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014.  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws, as well as federal RICO violations.  The lawsuit seeks money damages, as well as injunctive relief.  Fact discovery is scheduled to close in the first quarter of 2017.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  The Company currently has three pending silica cases and 18 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Six new asbestos cases were filed in the period, including three new cases in the fourth quarter of 2016, and one additional case in the first quarter of 2017.  No asbestos or silica cases were closed during the fourth quarter, however, as previously reported, twenty-seven silica cases and two asbestos cases were closed during 2016.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 18 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The two exceptions pertain to a pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2016.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2016.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 18.	Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,969,987 shares and 34,784,395 shares were outstanding at December 31, 2016 and 2015, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $7.0 million or $0.20 per common share were paid during 2016.  In January 2017, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2017.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option and restricted stock activity for the Plans:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price Per Share ($)	Shares	Weighted Average Exercise Price Per Share ($)

Balance January 1, 2014	1,190,964	1,131,415	$32.42	185,572	$37.65
Granted	(279,643)	173,068	58.25	106,575	59.16
Exercised/vested	-	(323,636)	30.57	(61,621)	36.51
Canceled	84,806	(29,768)	41.88	(55,038)	38.73
Balance December 31, 2014	996,127	951,079	37.46	175,488	50.56
Authorized	880,000	-	-	-	-
Granted	(455,275)	238,773	60.40	216,502	60.32
Exercised/vested	-	(74,839)	33.12	(59,801)	47.51
Canceled	71,113	(23,169)	60.22	(47,944)	51.43
Balance December 31, 2015	1,491,965	1,091,844	42.29	284,245	58.63
Authorized	-	-	-	-	-
Granted	(538,787)	383,622	38.59	155,165	38.37
Exercised/vested	-	(150,944)	36.66	(88,746)	57.38
Canceled	249,248	(125,797)	43.78	(123,451)	50.72
Balance December 31, 2016	1,202,426	1,198,725	41.66	227,213	49.57

Note 19.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	2016	2015
	(millions of dollars)
Cumulative foreign currency translation	$(147.3)	$(108.7)
Unrecognized pension costs (net of tax benefit of $39.4 in 2016 and $38.7 in 2015)	(78.0)	(74.8)
Unrealized gain (loss) on cash flow hedges (net of tax expense of $1.8 in 2016 and $1.0 in 2015)	4.2	2.6
	$(221.1)	$(180.9)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2016			2015
	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
	(millions of dollars)
Foreign currency translation adjustment	(40.2)	-	$(40.2)	(76.6)	-	$(76.6)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	(12.5)	4.1	(8.4)	0.5	0.5	1.0
Amortization of net actuarial (gains) losses and prior service costs	8.0	(2.8)	5.2	9.6	(3.3)	6.3

Unrealized gains (losses) on cash flow hedges	2.4	(0.8)	1.6	-	-	-

Total other comprehensive income (loss)	$(42.3)	$0.5	$(41.8)	$(66.5)	$(2.8)	$(69.3)

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

The following is a reconciliation of asset retirement obligations as of December 31, 2016 and 2015:

	2016	2015
	(millions of dollars)
Asset retirement liability, beginning of period	$21.4	$23.0
Accretion expense	2.5	2.8
Reversals	-	(1.0)
Payments	(1.6)	(1.9)
Foreign currency translation	(0.8)	(1.5)
Asset retirement liability, end of period	$21.5	$21.4

The Company mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows

The current portion of the liability of approximately $2.1 million is included in other current liabilities and the long-term portion of the liability of approximately $19.4 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2016.

Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.	Non-Controlling Interests

In May 2014, the Company acquired the remaining 20% non-controlling interest in CETCO Lining Technologies India Pvt. Ltd. (“CETCO India”), a part of our Construction Technologies operations for $2.1 million.  The following table sets forth the effects of this transaction on equity attributable to MTI shareholders:

	Year Ended December 31,
	2016	2015	2014
	(millions of dollars)
Net income attributable to MTI	$133.4	$107.9	$92.4
Transfer from non-controlling interest:
Decrease in additional paid-in capital for purchase of the remaining non-controlling interest in CETCO India	-	-	(2.1)

Change from net income attributable to MTI and transfers from non-controlling interest	$133.4	$107.9	$90.3

Note 22.	Segment and Related Information

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
	(millions of dollars)
Net Sales
Specialty Minerals	$591.5	$624.6	$650.1
Refractories	274.5	295.9	359.7
Performance Materials	502.8	514.8	352.8
Construction Technologies	183.3	180.1	152.3
Energy Services	85.9	182.2	210.1
Total	1,638.0	1,797.6	1,725.0

Income from Operations
Specialty Minerals	102.7	100.8	95.8
Refractories	37.0	27.8	43.2
Performance Materials	97.5	95.9	41.0
Construction Technologies	23.6	22.5	(0.8)
Energy Services	(25.9)	(27.9)	16.3
Total	234.9	219.1	195.5

Depreciation, Depletion and Amortization
Specialty Minerals	34.9	34.0	35.6
Refractories	6.9	7.5	10.8
Performance Materials	30.4	31.7	18.7
Construction Technologies	8.5	7.7	5.8
Energy Services	11.2	17.4	13.5
Total	91.9	98.3	84.4

Segment Assets
Specialty Minerals	491.7	505.3	494.4
Refractories	283.4	292.7	357.3
Performance Materials	1,606.4	1,626.0	1,584.4
Construction Technologies	335.7	339.4	447.7
Energy Services	104.7	154.7	228.9
Total	2,821.9	2,918.1	3,112.7

Capital Expenditures
Specialty Minerals	40.4	51.9	44.4
Refractories	5.9	11.1	11.7
Performance Materials	11.2	9.8	7.3
Construction Technologies	1.6	1.3	1.0
Energy Services	1.4	11.1	16.7
Total	60.5	85.2	81.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	2016	2015	2014
	(millions of dollars)
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$234.9	$219.1	$195.5
Acquisition related transaction and integration costs	(8.0)	(11.8)	(19.1)
Unallocated corporate expenses	(6.0)	(7.0)	(7.6)
Consolidated income from operations	220.9	200.3	168.8
Non-operating deductions, net	(50.6)	(67.7)	(45.8)
Income from continuing operations before provision for taxes on income	170.3	132.6	123.0

Total Assets
Total segment assets	2,821.9	2,918.1	3,112.7
Corporate assets	41.5	61.9	44.8
Consolidated total assets	2,863.4	2,980.0	3,157.5

Capital Expenditures
Total segment capital expenditures	60.5	85.2	81.1
Corporate capital expenditures	1.9	0.8	0.7
Consolidated capital expenditures	62.4	86.0	81.8

Financial information relating to the Company's operations by geographic area was as follows:

	2016	2015	2014
	(millions of dollars)
Net Sales
United States	$936.2	$1,049.6	$1,004.4

Canada/Latin America	82.6	86.3	90.2
Europe/Africa	338.8	382.1	407.7
Asia	280.4	279.6	222.7
Total International	701.8	748.0	720.6
Consolidated net sales	1,638.0	1,797.6	1,725.0

Long-Lived Assets
United States	$1,794.5	$1,829.3	$1,865.2

Canada/Latin America	14.8	13.0	18.8
Europe/Africa	98.2	117.6	136.8
Asia	127.3	138.3	144.3
Total International	240.3	268.9	299.9
Consolidated long-lived assets	2,034.8	2,098.2	2,165.1

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's sales by product category are as follows:

	2016	2015	2014
	(millions of dollars)
Paper PCC	$387.9	$423.3	$454.5
Specialty PCC	64.3	64.8	66.1
Talc	55.7	55.9	55.5
Ground Calcium Carbonate	83.6	80.6	74.0
Refractory Products	219.0	230.7	273.9
Metallurgical Products	55.5	65.2	85.8
Metalcasting	258.0	266.4	181.4
Household, Personal Care and Specialty Products	171.2	172.7	108.0
Basic Minerals and Other Products	73.6	75.7	63.4
Environmental Products	78.9	69.7	70.7
Building Materials and Other Products	104.4	110.4	81.6
Energy Services	85.9	182.2	210.1
Total	1,638.0	1,797.6	1,725.0

Note 23.	Quarterly Financial Data (unaudited)

	2016 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$155.6	$150.6	$147.3	$138.0
Refractories segment	69.2	73.9	63.4	$68.0
Performance Materials segment	119.0	128.6	119.5	$135.7
Construction Technologies segment	40.6	53.9	49.5	$39.3
Energy Services segment	25.8	20.0	19.8	$20.3
Net sales	410.2	427.0	399.5	401.3

Gross profit	112.7	121.1	115.2	111.4

Income from operations	57.6	39.5	67.3	56.5

Income from continuing operations	34.8	22.3	42.5	37.5

Net income attributable to Minerals Technologies Inc. (MTI)	33.9	21.2	41.6	36.7

Basic earnings per share attributable to MTI shareholders:
Income from continuing operations	$0.97	$0.61	$1.19	$1.05
Loss from discontinued operations	-	-	-	-
Net income	$0.97	$0.61	$1.19	$1.05

Diluted earnings per share attributable to MTI shareholders:
Income from continuing operations	$0.97	$0.60	$1.18	$1.04
Loss from discontinued operations	-	-	-	-
Net income	$0.97	$0.60	$1.18	$1.04

Market price range per share of common stock:
High	$57.12	$61.66	$72.51	$82.90
Low	$37.03	$52.53	$56.00	$66.10
Close	$57.12	$57.38	$70.69	$77.25

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015 quarters
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales by segment
Specialty Minerals segment	$154.0	$156.5	$156.5	$157.6
Refractories segment	73.9	76.4	77.4	68.2
Performance Materials segment	127.9	129.1	126.5	131.3
Construction Technologies segment	38.9	52.1	49.7	39.4
Energy Services segment	58.6	49.3	40.9	33.4
Net sales	453.3	463.4	451.0	429.9

Gross profit	116.6	126.2	118.9	109.3

Income from operations	59.9	52.8	49.9	37.7

Income from continuing operations	36.0	27.5	30.3	17.8
Income (loss) from discontinued operations
Net income attributable to MTI	35.1	26.6	29.2	17.0

Basic earnings per share attributable to MTI shareholders:
Income from continuing operations	$1.01	$0.77	$0.84	$0.49
Loss from discontinued operations	-	-	-	-
Net income	$1.01	$0.77	$0.84	$0.49

Diluted earnings per share attributable to MTI shareholders:
Income from continuing operations	$1.01	$0.76	$0.83	$0.48
Loss from discontinued operations	-	-	-	-
Net income	$1.01	$0.76	$0.83	$0.48

Market price range per share of common stock:
High	$74.74	$74.21	$68.15	$61.80
Low	$59.00	$66.49	$46.69	$45.35
Close	$70.65	$69.02	$50.31	$45.86

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Note 24.	Subsequent Events

In February 2017, the Company entered into the Second Amendment to the credit agreement to reprice the $788 million floating rate tranche then outstanding.  The Second Amendment extended the maturity for this tranche under the Term Facility February 14, 2024.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum. The floating rate tranche of the Term Facility was issued at a 0.25% discount and has a 1% required amortization per year.  The $300 million fixed rate tranche remains unchanged.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Minerals Technologies Inc. and subsidiary companies as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Minerals Technologies Inc. and subsidiary companies’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies, Inc.

We have audited Minerals Technologies Inc. and subsidiary companies' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Minerals Technologies Inc. and subsidiary companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Minerals Technologies Inc. and subsidiary companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Minerals Technologies Inc. and subsidiary companies as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholder's equity, cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 17, 2017

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

The Company assessed its internal control system as of December 31, 2016 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2016, its system of internal control over financial reporting was effective.

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

/s/	Douglas T. Dietrich Chief Executive Officer	/s/	Matthew E. Garth Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/	Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 17, 2017

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year ended December 31, 2016
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$4.4	6.2	(2.7)	7.9

Year ended December 31, 2015
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.6	2.6	(1.8)	4.4

Year ended December 31, 2014
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$1.7	$2.4	(0.5)	3.6

(a)	Includes impact of translation of foreign currencies.

S-1