Form 10-Q
period 2017-04-02
MINERALS TECHNOLOGIES INC
filed 2017-05-05
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non- accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at April 24, 2017 35,086,243

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(in millions, except per share data)
Product sales	$386.3	$384.4
Service revenue	18.7	25.8
Total net sales	405.0	410.2

Cost of goods sold	279.0	277.6
Cost of service revenue	12.3	19.9
Total cost of sales	291.3	297.5

Production margin	113.7	112.7

Marketing and administrative expenses	44.4	46.7
Research and development expenses	5.8	5.9
Acquisition related transaction and integration costs	1.5	1.6
Restructuring charges	0.3	0.9

Income from operations	61.7	57.6

Interest expense, net	(11.8)	(14.1)
Debt modification costs and fees	(3.9)	-
Other non-operating income (deductions), net	(0.5)	1.7
Total non-operating deductions, net	(16.2)	(12.4)

Income before provision for taxes and equity in earnings	45.5	45.2

Provision for taxes on income	10.1	10.7
Equity in earnings of affiliates, net of tax	0.2	0.3
Consolidated net income	35.6	34.8
Less:
Net income attributable to non-controlling interests	1.0	0.9
Net income attributable to Minerals Technologies Inc. (MTI)	$34.6	$33.9

Earnings per share:

Basic earnings per share attributable to MTI	$0.99	$0.97

Diluted earnings per share attributable to MTI	$0.97	$0.97

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	35.0	34.8
Diluted	35.6	34.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Consolidated net income	$35.6	$34.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13.0	9.9
Pension and postretirement plan adjustments	1.2	1.3
Unrealized gains on cah flow hedge	0.1	-
Total other comprehensive income (loss), net of tax	14.3	11.2
Total comprehensive income including non-controlling interests	49.9	46.0
Comprehensive (income) loss attributable to non-controlling interest	(1.5)	(1.2)
Comprehensive income attributable to MTI	$48.4	$44.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 2, 2017*	Dec. 31, 2016**
(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$168.5	$188.5
Short-term investments, at cost which approximates market	3.8	2.0
Accounts receivable, net	380.2	341.3
Inventories	196.3	186.9
Prepaid expenses and other current assets	37.3	32.4
Total current assets	786.1	751.1

Property, plant and equipment	2,141.2	2,141.4
Less accumulated depreciation and depletion	(1,089.6)	(1,089.6)
Property, plant and equipment, net	1,051.6	1,051.8
Goodwill	778.7	778.7
Intangible assets	202.4	204.4
Deferred income taxes	25.7	27.1
Other assets and deferred charges	52.2	50.3
Total assets	$2,896.7	$2,863.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$5.9	$6.1
Current maturities of long-term debt	6.9	6.8
Accounts payable	147.3	144.9
Other current liabilities	137.3	137.7
Total current liabilities	297.4	295.5

Long-term debt, net of unamortized discount and deferred financing costs	1,050.7	1,069.9
Deferred income taxes	236.3	238.8
Accrued pension and post-retirement benefits	147.3	147.3
Other non-current liabilities	83.2	81.0
Total liabilities	1,814.9	1,832.5

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	402.8	400.0
Retained earnings	1,452.0	1,419.1
Accumulated other comprehensive loss	(207.3)	(221.1)
Less common stock held in treasury	(596.3)	(596.3)

Total MTI shareholders' equity	1,056.0	1,006.5
Non-controlling interest	25.8	24.4
Total shareholders' equity	1,081.8	1,030.9

Total liabilities and shareholders' equity	$2,896.7	$2,863.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Operating Activities:

Consolidated net income	$35.6	$34.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21.7	24.5
Non-cash debt modification fees	1.8	-
Other non-cash items	2.1	2.9
Net changes in operating assets and liabilities	(45.3)	(20.4)
Net cash provided by operating activities	15.9	41.8

Investing Activities:

Purchases of property, plant and equipment, net	(13.1)	(15.7)
Net purchases of short-term investments	(1.6)	(0.6)
Net cash used in investing activities	(14.7)	(16.3)

Financing Activities:

Proceeds from issuance of long-term debt	-	1.2
Repayment of long-term debt	(22.3)	(40.1)
Net issuance (repayment) of short-term debt	(0.4)	(0.7)
Purchase of common shares for treasury	-	(2.4)
Proceeds from issuance of stock under option plan	2.2	0.5
Taxes paid on settlement of equity awards	(3.2)	-
Dividends paid to non-controlling interest	(0.2)	(0.1)
Cash dividends paid	(1.7)	(1.7)
Net cash used in financing activities	(25.6)	(43.3)

Effect of exchange rate changes on cash and cash equivalents	4.4	0.3

Net decrease in cash and cash equivalents	(20.0)	(17.5)
Cash and cash equivalents at beginning of period	188.5	229.4
Cash and cash equivalents at end of period	$168.5	$211.9

Supplemental disclosure of cash flow information:
Interest paid	$11.3	$16.6
Income taxes paid	$4.8	$5.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended April 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

During the first quarter of 2017, the Company announced the reorganization of its Performance Materials and Construction Technologies business segments into one operating segment, in order to generate greater alignment, speed decision making and accelerate growth.

The Company now has 4 reportable segments: Specialty Minerals, Performance Materials, Refractories and Energy Services.

-  The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

- The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products, chromite and leonardite.  This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures and the Company’s assessment is expected to be completed in mid-2017.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures. Based on the current status of this assessment, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Compensation- Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost. All other components of net periodic benefit cost will be presented outside operating income.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Adoption of New Accounting Standards

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”, an amendment to account standards codification (“ASC”) 718, which simplifies several aspects of accounting for share-based payments, including accounting for income taxes, forfeitures, statutory withhold rates as well as presentation on the statement of cash flows. The Company has elected to adopt the standard on a prospective basis. As a result of this adoption, the Company recognizes excess tax benefits in the current account period. The cash flow benefit of the excess tax benefit is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended April 2, 2017.  Additionally, taxes paid for shares withheld for tax-withholding purposes are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in operating activities.  Prior year Condensed Consolidated Statement of Cash Flows has not been restated. In accordance with the standard, the Company will continue to account for forfeitures using an estimated forfeiture rate.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(in millions, except per share data)

Net income attributable to MTI	$34.6	$33.9

Weighted average shares outstanding	35.0	34.8
Dilutive effect of stock options and stock units	0.6	0.1
Weighted average shares outstanding, adjusted	35.6	34.9

Basic earnings (Loss) per share attributable to MTI	$0.99	$0.97

Diluted earnings (Loss) per share attributable to MTI	$0.97	$0.97

Options to purchase 185,104 shares and 375,644 shares of common stock for the three-month periods ended April 2, 2017 and April 3, 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. In the first quarter of 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”.  Under the new guidance excess income tax benefits are no longer included in the calculation of assumed proceeds. As such, the dilutive effect of stock options and stock units for the period ended April 2, 2017 is reflective of the new guidance.

Note 3.	Restructuring Charges

During 2014, the Company announced a restructuring program which resulted in a 10% permanent reduction of its workforce.  The reductions included elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

At April 2, 2017, the Company had $2.3 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2017.

The following table is a reconciliation of our restructuring liability balance as of April 2, 2017:

(millions of dollars)
Restructuring liability, December 31, 2016	$3.6
Additional provisions	0.3
Cash payments	(1.6)
Restructuring liability, April 2, 2017	$2.3

Note 4.	Income Taxes

As of April 2, 2017, the Company had approximately $14.0 million of total unrecognized income tax benefits. Included in this amount were a total of $9.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.2 million during the three months ended April 2, 2017, and had an accrued balance of $1.4 million of interest and penalties as of April 2, 2017.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $10.1 million as compared to $10.7 million in the prior year.  The effective tax rate was 22.2% as compared to 23.7% in prior year.  The lower effective tax rate was primarily due to a change in the tax accounting treatment of share based payments.

Note 5.	Inventories

The following is a summary of inventories by major category:

	Apr. 2, 2017	Dec. 31, 2016
	(millions of dollars)
Raw materials	$76.1	$70.6
Work-in-process	6.3	5.4
Finished goods	82.1	80.5
Packaging and supplies	31.8	30.4
Total inventories	$196.3	$186.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $778.7 million as of April 2, 2017 and December 31, 2016.

Intangible assets subject to amortization as of April 2, 2017 and December 31, 2016 were as follows:

	Weighted Average Useful Life (Years)	Apr. 2, 2017		Dec. 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$16.7	$199.8	$15.3
Technology	12	18.8	3.9	18.8	3.6
Patents and trademarks	17	6.4	4.9	6.4	4.8
Customer relationships	30	4.5	1.6	4.5	1.4
	28	$229.5	$27.1	$229.5	$25.1

The weighted average amortization period for intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $5.9 million for the remainder of 2017, $7.9 million for 2018-2021, and $164.9 million thereafter.

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

The Company utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at April 2, 2017 was $243 million.  This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss). The fair value of this swap was an asset of $2.7 million at April 2, 2017 and recorded to other non-current assets on the Consolidated Balance Sheet.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Apr. 2, 2017	Dec. 31, 2016
	(millions of dollars)
Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $24.9 million and $25.8 million	$743.1	$762.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.6 million and $0.6 million	299.4	299.4
Japan Loan Facilities	6.0	5.8
China Loan Facilities	9.1	9.2

Total	$1,057.6	$1,076.7
Less: Current maturities	6.9	6.8
Long-term debt	$1,050.7	$1,069.9

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1,560 million senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.   Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment, and the loans under the floating rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the six-month anniversary of the effective date of the Second Amendment.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first quarter of 2017, the Company repaid $20 million on its Term Facility.  As of April 2, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, or approximately $10.3 million and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of April 2, 2017, on a combined basis, $15.1 million was outstanding under these loan facilities. Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.3 million on these loans in the first quarter of 2017.

As of April 2, 2017, the Company had $35.1 million in uncommitted short-term bank credit lines, of which approximately $5.9 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Service cost	$2.1	$2.3
Interest cost	3.1	3.4
Expected return on plan assets	(4.5)	(4.6)
Amortization:
Prior service cost	0.5	0.2
Recognized net actuarial loss	2.1	2.6
Net periodic benefit cost	$3.3	$3.9

	Other Benefits
	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization:
Prior service cost	(0.8)	(0.8)
Recognized net actuarial (gain)/loss	(0.1)	-
Net periodic benefit cost	$(0.7)	$(0.6)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $10 million to its pension plans and $0.6 million to its other postretirement benefit plans in 2017. As of April 2, 2017, $1.5 million has been contributed to the pension plans.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.7	$2.0
Tax	(0.5)	(0.7)
Net of tax	$1.2	$1.3

           The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 8 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

          The major components of accumulated other comprehensive income, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2016	$(147.3)	$(78.0)	$4.2	$(221.1)

Other comprehensive income (loss) before reclassifications	12.5	-	0.1	12.6
Amounts reclassified from AOCI	-	1.2	-	1.2
Net current period other comprehensive income (loss)	12.5	1.2	0.1	13.8
Balance as of April 2, 2017	$(134.8)	$(76.8)	$4.3	$(207.3)

Note 11.	Accounting for Asset Retirement Obligations

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

        The following is a reconciliation of asset retirement obligations as of April 2, 2017:

(millions of dollars)
Asset retirement liability, December 31, 2016	$21.5
Accretion expense	0.7
Payments	(0.4)
Foreign currency translation	0.3
Asset retirement liability, April 2, 2017	$22.1

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $2.2 million is included in other current liabilities and the long-term portion of the liability of approximately $19.9 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 2, 2017.

Note 12.	Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL recently won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations.  Fact discovery is scheduled to close in the second quarter of 2017.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 19 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case, previously disclosed in the Company’s most recent Annual Report on Form 10-K, was filed in the first quarter of 2017, and a second new asbestos case was filed subsequent to the end of the first quarter. No asbestos or silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 19 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The two exceptions pertain to one pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.
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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 2, 2017.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 2, 2017.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 13.	Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(millions of dollars)
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)	$24.4	$1,030.9

Net income	-	-	34.6	-	-	1.0	35.6
Other comprehensive income (loss)	-	-	-	13.8	-	0.5	14.3
Dividends declared	-	-	(1.7)	-	-	-	(1.7)
Dividends to non-controlling interest	-	-	-	-	-	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	-	2.2	-	-	-	-	2.2
Stock based compensation	-	0.6	-	-	-	-	0.6
Balance as of April 2, 2017	$4.8	$402.8	$1,452.0	$(207.3)	$(596.3)	$25.8	$1,081.8

The income attributable to non-controlling interests for the three-month periods ended April 2, 2017 and April 3, 2016 was from continuing operations.  The remainder of income was attributable to MTI.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 14.	Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources.  Accordingly, in the first quarter of 2017, the Company reorganized the management structure for its Performance Materials and Construction Technologies business units to better reflect the way performance is evaluated and resources allocated. As a result, all of the product lines within these business segments were combined into one operating segment.  Presented below are the restated financial results, by product line, of this operating segment for each quarter of 2016 to conform to the current management structure.

	2016 quarters				Full Year 2016
	First	Second	Third	Fourth
	(millions of dollars, except per share amounts)

Net sales
Metalcasting	$60.0	$68.0	$63.1	$66.9	$258.0
Household, Personal Care & Specialty Products	45.3	44.0	42.1	39.8	171.2
Environmental Products	13.4	26.5	24.6	14.4	78.9
Building Materials	20.4	19.7	16.9	17.1	74.1
Basic Minerals	20.5	24.3	22.3	36.8	103.9
Performance Materials Segment	159.6	182.5	169.0	175.0	686.1

Income from operations

Performance Materials Segment	$28.2	$33.3	$30.2	$29.4	$121.1
% of Sales	17.7%	18.2%	17.9%	16.8%	17.7%

The Company now has 4 reportable segments: Specialty Minerals, Performance Materials, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information is as follows:

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Net Sales
Specialty Minerals	$146.2	$155.6
Refractories	70.2	69.2
Performance Materials	169.9	159.6
Energy Services	18.7	25.8
Total	$405.0	$410.2

Income from Operations
Specialty Minerals	$24.4	$25.7
Refractories	9.2	6.8
Performance Materials	28.8	28.2
Energy Services	1.7	(0.1)
Total	$64.1	$60.6

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Income from operations for reportable segments	$64.1	$60.6
Acquisition Related Transaction and Integration Costs	(1.5)	(1.6)
Unallocated corporate expenses	(0.9)	(1.4)
Consolidated income from operations	61.7	57.6
Non-operating deductions, net	(16.2)	(12.4)

Income from continuing operations before provision for taxes on income	$45.5	$45.2

The Company's sales by product category are as follows:

	Three Months Ended
	Apr. 2, 2017	Apr. 3, 2016
	(millions of dollars)
Paper PCC	$93.4	$103.2
Specialty PCC	17.0	16.7
Talc	14.3	15.0
Ground Calcium Carbonate	21.5	20.7
Refractory Products	56.7	53.4
Metallurgical Products	13.5	15.8
Metalcasting	66.6	60.0
Household, Personal Care and Specialty Products	41.1	45.3
Environmental Products	10.6	13.4
Building Materials	17.4	20.4
Basic Minerals	34.2	20.5
Energy Services	18.7	25.8
Total	$405.0	$410.2

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of April 2, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 2, 2017 and April 3, 2016, and the related condensed consolidated statements of cash flows for the three-month periods ended April 2, 2017 and April 3, 2016.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
May 5, 2017

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the first quarter of 2017 were $405.0 million as compared with $410.2 million in the prior year.   Income from operations was $61.7 million and represented 15.2% of sales as compared with $57.6 million and 14.0% of sales in the prior year. Net income was $34.6 million as compared to $33.9 million in the first quarter of 2016.

Diluted earnings in the first quarter ended April 2, 2017 were $0.97 per share.  Included in pre-tax income and earnings per share were $1.5 million acquisition integration costs, $0.3 million of restructuring charges, and $3.9 million of debt modification costs and fees which reduced earnings by $0.10 per share.

The Company continued to focus on its strategy of geographic expansion and saw significant growth across all of our businesses in China. We recently signed an agreement for a new 125,000 metric ton PCC satellite facility in Indonesia and expanded our existing facility in Indonesia for an additional 40,000 metric tons.

Long term debt as of April 2, 2017 was $1,050.7 million.  During the first quarter of 2017, we repaid $20 million of our Term Loan debt, for total repayments of $500 million since the acquisition of AMCOL International Corporation (“AMCOL”) in 2014.  Cash, cash equivalents and short-term investments were $172 million as of April 2, 2017.  Our intention continues to be to use excess cash flow primarily to repay debt and to continue to de-lever.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2017 from its existing businesses, as follows:

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

Index
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

Results of Operations

Three months ended April 2, 2017 as compared with three months ended April 3, 2016

Consolidated Income Statement Review

	Three Months Ended,		Growth
	Apr. 2 2017	Apr. 3 2016	$	%
	(Dollars in millions)
Net sales	$405.0	$410.2	$(5.2)	-1.3%
Cost of sales	291.3	297.5	(6.2)	-2.1%
Production margin	113.7	112.7	1.0	0.9%
Production margin %	28.1%	27.5%

Marketing and administrative expenses	44.4	46.7	(2.3)	-4.9%
Research and development expenses	5.8	5.9	(0.1)	-1.7%
Acquisition related transaction and integration costs	1.5	1.6	(0.1)	-6.3%
Restructuring and other charges	0.3	0.9	(0.6)	100.0%
			-
Income from operations	61.7	57.6	4.1	7.1%
Operating margin %	15.2%	14.0%

Interest expense, net	(11.8)	(14.1)	2.3	-16.3%
Debt modification costs and fees	(3.9)	-	(3.9)	*
Other non-operating income (deductions), net	(0.5)	1.7	(2.2)	*
Total non-operating deductions, net	(16.2)	(12.4)	(3.8)	30.6%

Income before provision for taxes and equity in earnings	45.5	45.2	0.3	0.7%
Provision for taxes on income	10.1	10.7	(0.6)	-5.6%
Effective tax rate	22.2%	23.7%

Equity in earnings of affiliates, net of tax	0.2	0.3	(0.1)	-33.3%

Net income	35.6	34.8	0.8	2.3%
Net income attributable to non-controlling interests	1.0	0.9	0.1	11.1%
Net income attributable to Minerals Technologies Inc. (MTI)	34.6	33.9	0.7	2.1%

Index
Net Sales

	Three Months Ended Apr. 2, 2017			Three Months Ended Apr. 3, 2016
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$224.3	55.4%	-8.1%	$244.2	59.5%
International	180.7	44.6%	8.9%	166.0	40.5%
Total sales	$405.0	100.0%	-1.3%	$410.2	100.0%

Specialty Minerals Segment	$146.2	36.1%	-6.0%	$155.6	37.9%
Refractories Segment	70.2	17.3%	1.4%	69.2	16.9%
Performance Materials Segment	169.9	42.0%	6.5%	159.6	38.9%
Energy Services Segment	18.7	4.6%	-27.5%	25.8	6.3%
Total sales	$405.0	100.0%	-1.3%	$410.2	100.0%

Worldwide sales were $405.0 million in the first quarter of 2017 as compared with $410.2 million in the prior year.  Net sales in the United States decreased 8.1% to $224.3 million as compared with $244.2 million in the prior year.  International sales increased 8.9% to $180.7 million from $166.0 million in the prior year.

Operating Costs and Expenses

Cost of sales was $291.3 million, a decrease of 2.1% from prior year and was 71.9% of sales as compared with 72.5% of sales in the prior year.  Gross margins improved 2% from 27.5% of sales to 28.1% of sales.

Marketing and administrative costs decreased 4.9% to $44.4 million as compared to $46.7 million in prior year.

Research and development expenses were $5.8 million as compared to $5.9 million in the prior year.

The Company incurred a charge of $1.5 million and $1.6 million for acquisition-related transaction and integration costs during the three months ended April 2, 2017 and April 3, 2016, respectively.  In addition, there were $0.3 million and $0.9 million of restructuring charges during the three months ended April 2, 2017 and April 3, 2016, respectively.

Income from Operations

The Company recorded income from operations of $61.7 million as compared to $57.6 million in the comparable prior year period.  Operating income was 15.2% of sales in the first quarter of 2017 compared with 14.0% of sales in 2016, as lower manufacturing costs, including productivity gains, helped to offset the impact of lower sales.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $16.2 million in the first quarter of 2017 as compared with $12.4 million in the prior year.  The $16.2 million is comprised of $11.8 million of net interest expense, $3.9 million in debt modification costs and fees relating to the February 2017 repricing of the variable tranche of its Term Loan debt and $0.6 million in foreign exchange gains.  The $12.4 million recorded in the prior year included $14.1 million of net interest expense and $2.4 million of foreign exchange gains.

Provision for Taxes on Income

Provision for taxes on income was $10.1 million as compared to $10.7 million in the prior year.  The effective tax rate was 22.2% as compared to 23.7% in the prior year.  The reduction in the effective tax rate during 2017 was primarily due to a change in the tax accounting treatment of share based payments.

Index
Consolidated Net Income

Consolidated net income was $35.6 million for the three months ended April 2, 2017 compared with $34.8 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

Specialty Minerals Segment

	Three Months Ended
Specialty Minerals Segment	Apr. 2, 2017	Apr. 3, 2016	Growth
	(millions of dollars)
Net Sales
Paper PCC	$93.4	$103.2	$(9.8)	-9.5%
Specialty PCC	17.0	16.7	0.3	1.8%
PCC Products	$110.4	$119.9	$(9.5)	-7.9%

Talc	$14.3	$15.0	$(0.7)	-4.7%
Ground Calcium Carbonate	21.5	20.7	0.8	3.9%
Processed Minerals Products	$35.8	$35.7	$0.1	0.3%

Total net sales	$146.2	$155.6	$(9.4)	-6.0%

Income from operations	$24.4	$25.7	$(1.3)	-5.1%
% of net sales	16.7%	16.5%

Worldwide net sales in the Specialty Minerals segment, which consists of the Precipitated Calcium Carbonate (PCC) and Processed Minerals product lines, were $146.2 million, a decrease of $9.4 million or 6.0% compared to the prior year.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 7.9% to $110.4 million from $119.9 million in the prior year.  Paper PCC sales decreased 9.5% to $93.4 million as compared with $103.2 million in the prior year, primarily due to several previously announced plant shutdowns in North America which occurred subsequent to the first quarter of 2016.  This was partially offset by 9 percent higher sales in China.

Net sales of Processed Minerals products were $35.8 million, approximately the same level as the prior year.  Ground Calcium Carbonate sales increased 3.9% and Talc sales decreased 4.7% from prior year.

Income from operations for the Specialty Minerals segment was $24.4 million and represented 16.7% of sales as compared with $25.7 million and 16.5% of sales in the prior year.

Index
Performance Materials Segment

	Three Months Ended
Performance Materials Segment	Apr. 2, 2017	Apr. 3, 2016	Growth
	(millions of dollars)
Net Sales
Metalcasting	$66.6	$60.0	$6.6	11.0%
Household, Personal Care and Specialty Products	41.1	45.3	(4.2)	-9.3%
Environmental Products	10.6	13.4	(2.8)	-20.9%
Building Materials	17.4	20.4	(3.0)	-14.7%
Basic Minerals	34.2	20.5	13.7	66.8%
Total net sales	$169.9	$159.6	$10.3	6.5%

Income from operations	$28.8	$28.2
% of net sales	17.0%	17.7%

 On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources.  Accordingly, in the first quarter of 2017, the Company reorganized the management structure for its Performance Materials and Construction Technologies business units to better reflect the way performance is evaluated and resources allocated. As a result, all of the product lines within these business segments were combined into one operating segment.

Net sales in the Performance Materials segment increased 6.5% to $169.9 million from $159.6 million in the prior year. Sales in metalcasting increased 11.0% to $66.6 million, primarily due to higher volumes in China.  Basic Minerals sales increased 66.8% primarily due to higher bulk sales of chromite.  Household, Personal Care and Specialty Products sales were lower due to lower Fabric Care sales in China. In addition, Building Materials and Environmental Products sales were lower due severe weather conditions impacting several large projects in the western United States.

Income from operations was $28.8 million and 17.0% of sales as compared to $28.2 million and 17.7% of sales in the prior year.

Refractories  Segment

	Three Months Ended
Refractories Segment	Apr. 2, 2017	Apr. 3, 2016	Growth

	(millions of dollars)
Net Sales
Refractory Products	$56.7	$53.4	$3.3	6.2%
Metallurgical Products	13.5	15.8	(2.3)	-14.6%
Total net sales	$70.2	$69.2	$1.0	1.4%

Income from operations	$9.2	$6.8	$2.4	35.3%
% of net sales	13.1%	9.8%

Net sales in the Refractories segment increased 1.4% to $70.2 million from $69.2 million in the prior year.   Sales of refractory products and systems to steel and other industrial applications increased 6.2% to $56.7 million primarily due to higher volumes and increased equipment sales.  This was partially offset by lower sales in the Metallurgical Products product line.

Income from operations increased 35.3% to $9.2 million from $6.8 million in the prior year and represented 13.1% of sales as compared with 9.8% of sales in 2016.

Index
Energy Services Segment

	Three Months Ended
Energy Services Segment	Apr. 2, 2017	Apr. 3, 2016	Growth
	(millions of dollars)

Net Sales	$18.7	$25.8	$(7.1)	-27.5%

Income (loss) from operations	$1.7	$(0.1)	$1.8	*
% of net sales	9.1%	-0.4%

*Percentage not meaningful

Net sales in the Energy Services segment were $18.7 million and decreased 27.5% from the $25.8 million recorded in the prior year, primarily due to the exit of certain on-shore service lines in the second quarter of 2016.  This segment continues to be affected by weak market conditions in the oil and gas sector.

Income from operations was $1.7 million as compared with a loss of $0.1 million in the prior year.  Energy Services offers a range of patented technologies, products and services for off-shore filtration and well testing to the worldwide oil and gas industry.

Liquidity and Capital Resources

Cash provided from continuing operations during the three months ended April 2, 2017, was approximately $15.9 million.  Cash flows provided from operations during the first three months of 2017 were principally used to fund capital expenditures, to repay debt and to pay the Company's dividend to common shareholders.  Our intention is to use excess cash flow primarily to repay debt and to continue to de-lever.  During the first quarter of 2017, the Company repaid $20 million in the principal amount of its long-term debt.  The aggregate maturities of long-term debt are as follows:  remainder of 2017 - $6.7 million; 2018 - $3.7 million; 2019 - $0.6 million; 2020 - $0.6 million; 2021 - $303.5 million; thereafter - $768.0 million.

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

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment, and the loans under the floating rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the six-month anniversary of the effective date of the Second Amendment.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first quarter of 2017, the Company repaid $20 million on its Term Facility.  As of April 2, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, or approximately $10.3 million and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of April 2, 2017, on a combined basis, $15.1 million was outstanding under these facilities. Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.3 million on these loans in the first quarter to 2017.

As of April 2, 2017, the Company had $35.1 million in uncommitted short-term bank credit lines, of which approximately $5.9 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2017 should be between $70.0 million and $75.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at April 2, 2017 was an asset of $2.7 million.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2015.  As of April 2, 2017, 54,098 shares have been repurchased under this program for $2.6 million, or, an average price of approximately $48.91 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements.  The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended April 2, 2017, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures and the Company’s assessment is expected to be completed in mid-2017.

Index
Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  Based on the current status of this assessment, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Compensation- Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost. All other components of net periodic benefit cost will be presented outside operating income.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  A portion of our long-term bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $6.2 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at April 2, 2017 was an asset of $2.7 million.

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

The Company has implemented a global enterprise resource planning (“ERP”) system for the businesses acquired from AMCOL.  As of April 2, 2017, primarily all of the domestic, European and Asian locations of the acquired businesses were implemented on the new system.  The worldwide implementation is substantially completed and involved changes in systems that include internal controls.  Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP system could adversely affect the Company’s internal controls over financial reporting and procedures.  We are reviewing each system as it is being implemented and the controls affected by the implementation of the new systems, and are making appropriate changes to the affected internal controls as we implement the new systems.  We believe that the controls as modified are appropriate and functioning effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended April 2, 2017  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL recently won a motion for judgment on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. Fact discovery is scheduled to close in the second quarter of 2017.  We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Index
Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 19 pending asbestos cases.  To date, 1,492 silica cases and 48 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. One new asbestos case, previously disclosed in the Company’s most recent Annual Report on Form 10-K, was filed in the first quarter of 2017, and a second new asbestos case was filed subsequent to the end of the first quarter. No asbestos or silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 19 pending asbestos cases all except two allege liability based on products sold largely or entirely prior to the initial public offering, and for which the Company is therefore entitled to indemnification pursuant to such agreements. The two exceptions pertain to one pending asbestos case against American Colloid Company, and one for which no period of alleged exposure has been stated by plaintiffs.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 2, 2017.

Index
The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 2, 2017.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report.  There have been no material changes to our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

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

Minerals Technologies Inc.

	By:	/s/Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Office

May 5, 2017