Form 10-Q
period 2017-07-02
MINERALS TECHNOLOGIES INC
filed 2017-08-04
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common Stock, $0.10 par value	35,093,234

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in millions, except per share data)
Product sales	$396.2	$407.0	$782.5	$791.4
Service revenue	17.9	20.0	36.6	45.8
Total net sales	414.1	427.0	819.1	837.2

Cost of goods sold	282.7	291.2	561.7	568.8
Cost of service revenue	11.7	14.7	24.0	34.6
Total cost of sales	294.4	305.9	585.7	603.4

Production margin	119.7	121.1	233.4	233.8

Marketing and administrative expenses	44.1	45.1	88.5	91.8
Research and development expenses	6.1	6.1	11.9	12.0
Acquisition related transaction and integration costs	0.8	1.6	2.3	3.2
Restructuring and other changes, net	0.2	28.8	0.5	29.7

Income from operations	68.5	39.5	130.2	97.1

Interest expense, net	(10.2)	(13.9)	(22.0)	(28.0)
Debt modification costs and fees	-	-	(3.9)	-
Other non-operating income (deductions), net	(1.2)	0.6	(1.7)	2.3
Total non-operating deductions, net	(11.4)	(13.3)	(27.6)	(25.7)

Income from continuing operations before provision for taxes and equity in earnings	57.1	26.2	102.6	71.4
Provision for taxes on income	13.4	4.5	23.5	15.2
Equity in earnings of affiliates, net of tax	0.1	0.6	0.3	0.9

Consolidated net income	43.8	22.3	79.4	57.1
Less:
Net income attributable to non-controlling interests	0.8	1.1	1.8	2.0
Net income attributable to Minerals Technologies Inc. (MTI)	$43.0	$21.2	$77.6	$55.1

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$1.23	$0.61	$2.21	$1.58

Diluted:
Income from continuing operations attributable to MTI	$1.21	$0.60	$2.18	$1.57

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	35.1	34.8	35.1	34.8
Diluted	35.6	35.1	35.6	35.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Consolidated net income	$43.8	$22.3	$79.4	$57.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13.1	(9.0)	26.1	0.8
Pension and postretirement plan adjustments	1.3	1.3	2.5	2.6
Unrealized losses on cash flow hedges	(0.4)	(0.8)	(0.3)	(0.8)
Total other comprehensive income (loss), net of tax	14.0	(8.5)	28.3	2.6
Total comprehensive income including non-controlling interests	57.8	13.8	107.7	59.7
Comprehensive income attributable to non-controlling interest	(1.2)	(0.7)	(2.7)	(1.8)
Comprehensive income attributable to MTI	$56.6	$13.1	$105.0	$57.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2017*	December 31, 2016**
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$177.7	$188.5
Short-term investments, at cost which approximates market	4.8	2.0
Accounts receivable, net	378.8	341.3
Inventories	211.9	186.9
Prepaid expenses and other current assets	30.8	32.4
Total current assets	804.0	751.1

Property, plant and equipment	2,169.8	2,141.4
Less accumulated depreciation and depletion	(1,115.0)	(1,089.6)
Property, plant and equipment, net	1,054.8	1,051.8
Goodwill	779.4	778.7
Intangible assets	200.4	204.4
Other assets and deferred charges	78.4	77.4
Total assets	$2,917.0	$2,863.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.3	$6.1
Current maturities of long-term debt	6.5	6.8
Accounts payable	164.2	144.9
Other current liabilities	121.3	137.7
Total current liabilities	298.3	295.5

Long-term debt, net of unamortized discount and deferred financing costs	1,019.3	1,069.9
Deferred income taxes	232.7	238.8
Other non-current liabilities	227.7	228.3
Total liabilities	1,778.0	1,832.5

Shareholders' equity:
Common stock	4.8	4.8
Additional paid-in capital	405.5	400.0
Retained earnings	1,493.3	1,419.1
Accumulated other comprehensive loss	(193.7)	(221.1)
Less common stock held in treasury	(596.3)	(596.3)

Total MTI shareholders' equity	1,113.6	1,006.5
Non-controlling interest	25.4	24.4
Total shareholders' equity	1,139.0	1,030.9
Total liabilities and shareholders' equity	$2,917.0	$2,863.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(millions of dollars)
Operating Activities:

Consolidated net income	$79.4	$57.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	43.2	46.1
Impairment of assets	-	18.5
Non-cash debt modification fees	1.8
Other non-cash items	4.7	5.8
Net changes in operating assets and liabilities	(51.5)	(25.4)
Net cash provided by operating activities	77.6	102.1

Investing Activities:

Purchases of property, plant and equipment	(33.1)	(30.9)
Proceeds from sale of short-term investments	-	1.8
Purchases of short-term investments	(2.7)	(2.5)
Net cash used in investing activities	(35.8)	(31.6)

Financing Activities:

Proceeds from issuance of long-term debt	-	1.2
Repayment of long-term debt	(54.8)	(91.1)
Net repayment of short-term debt	-	(0.4)
Purchase of common shares for treasury	-	(2.6)
Proceeds from issuance of stock under option plan	2.5	0.6
Excess tax benefits related to stock incentive programs	(3.5)	-
Dividends paid to non-controlling interest	(1.7)	(1.4)
Cash dividends paid	(3.5)	(3.5)
Net cash used in financing activities	(61.0)	(97.2)

Effect of exchange rate changes on cash and cash equivalents	8.4	(1.1)

Net decrease in cash and cash equivalents	(10.8)	(27.8)
Cash and cash equivalents at beginning of period	188.5	229.4
Cash and cash equivalents at end of period	$177.7	$201.6

Supplemental disclosure of cash flow information:
Interest paid	$22.0	$29.4
Income taxes paid	$29.3	$17.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 2, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures and the Company’s assessment is expected to be completed in the second half of 2017.

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

Adoption of ASU 2016-09, Stock Compensation- Improvements to Employee Share-Based Payment Accounting

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”, an amendment to account standards codification (“ASC”) 718, which simplifies several aspects of accounting for share-based payments, including accounting for income taxes, forfeitures, statutory withhold rates as well as presentation on the statement of cash flows. The Company has elected to adopt the standard on a prospective basis. As a result of this adoption, the Company recognizes excess tax benefits in the current account period. The cash flow benefit of the excess tax benefit is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended July 2, 2017.  Additionally, taxes paid for shares withheld for tax-withholding purposes are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in operating activities.  Prior year Condensed Consolidated Statement of Cash Flows has not been restated. In accordance with the standard, the Company will continue to account for forfeitures using an estimated forfeiture rate.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in millions, except per share data)

Net income attributable to MTI	$43.0	$21.2	$77.6	$55.1

Weighted average shares outstanding	35.1	34.8	35.1	34.8
Dilutive effect of stock options and stock units	0.5	0.3	0.5	0.2
Weighted average shares outstanding, adjusted	35.6	35.1	35.6	35.0

Basic earnings per share attributable to MTI	$1.23	$0.61	$2.21	$1.58

Diluted earnings per share attributable to MTI	$1.21	$0.60	$2.18	$1.57

Options to purchase 186,583 shares and 372,047 shares of common stock for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

In the first quarter of 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”.  Under the new guidance excess income tax benefits are no longer included in the calculation of assumed proceeds. As such, the dilutive effect of stock options and stock units for the period ended July 2, 2017 is reflective of the new guidance.

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

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)

Restructuring Charges	$0.2	$10.3	$0.5	$11.2
Impairment of Assets	-	18.5	-	18.5
Total restructuring and other charges, net	$0.2	$28.8	$0.5	$29.7

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

At July 2, 2017, the Company had $0.7 million included within accrued liabilities in the Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2017.

The following table is a reconciliation of our restructuring liability balance as of July 2, 2017:

(millions of dollars)
Restructuring liability, December 31, 2016	$3.6
Additional provisions	0.5
Cash payments	(3.4)
Restructuring liability, July 2, 2017	$0.7

Note 4.	Income Taxes

As of July 2, 2017, the Company had approximately $14.3 million of total unrecognized income tax benefits. Included in this amount were a total of $9.7 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company accrued approximately $0.2 million and $0.3 million during the three and six months ended July 2, 2017, respectively, and had an accrued balance of $1.5 million of interest and penalties as of July 2, 2017.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $13.4 million and $23.5 million during the three and six months ended July 2, 2017, respectively.  The effective tax rate was 22.9% as compared to 21.3% in the prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings.

Note 5.	Inventories

The following is a summary of inventories by major category:

	July 2, 2017	December 31, 2016
	(millions of dollars)
Raw materials	$83.5	$70.6
Work-in-process	6.6	5.4
Finished goods	87.9	80.5
Packaging and supplies	33.9	30.4
Total inventories	$211.9	$186.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $779.4 million, and $778.7 million as of July 2, 2017 and December 31, 2016, respectively.  The net change in goodwill since December 31, 2016 was attributable to the effects of foreign exchange.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Acquired intangible assets subject to amortization as of July 2, 2017 and December 31, 2016 were as follows:

		July 2, 2017		December 31, 2016
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$18.1	$199.8	$15.3
Technology	12	18.8	4.2	18.8	3.6
Patents and trademarks	17	6.4	5.0	6.4	4.8
Customer relationships	30	4.5	1.8	4.5	1.4
	28	$229.5	$29.1	$229.5	$25.1

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $3.9 million for the remainder of 2017, $7.9 million for 2018–2021 and $164.9 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at July 2, 2017 was $228 million. This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss). The fair value of this swap was an asset of $2.0 million at July 2, 2017 and is recorded in other non-current assets on the Condensed Consolidated Balance Sheet.

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

Note 8.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	July 2, 2017	December 31, 2016
	(millions of dollars)
Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $24.3 million and $25.8 million	$713.7	$762.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.5 million and $0.6 million	299.5	299.4
Japan Loan Facilities	5.7	5.8
China Loan Facilities	6.9	9.2

Total	$1,025.8	$1,076.7
Less: Current maturities	6.5	6.8
Long-term debt	$1,019.3	$1,069.9

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first half of 2017, the Company repaid $50 million on its Term Facility.  As of July 2, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, or approximately $10.3 million and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of July 2, 2017, on a combined basis, $12.6 million was outstanding under these loan facilities. Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $2.8 million on these loans in the first half of 2017.

As of July 2, 2017, the Company had $35.7 million in uncommitted short-term bank credit lines, of which approximately $6.3 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Service cost	$2.1	$2.4	$4.1	$4.7
Interest cost	3.1	3.4	6.2	6.8
Expected return on plan assets	(4.6)	(4.7)	(9.1)	(9.3)
Amortization:
Prior service cost	0.6	0.2	1.2	0.4
Recognized net actuarial loss	2.1	2.5	4.2	5.1
Net periodic benefit cost	$3.3	$3.8	$6.6	$7.7

	Other Benefits
	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.1	0.1	0.1	0.2
Amortization:
Prior service cost	(0.8)	(0.7)	(1.5)	(1.5)
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.1)
Net periodic benefit cost	$(0.7)	$(0.6)	$(1.4)	$(1.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Employer Contributions

The Company expects to contribute approximately $8.0 million to its pension plans and $0.6 million to its other postretirement benefit plans in 2017.  As of July 2, 2017, $3.1 million has been contributed to the pension plans and approximately $0.2 million has been contributed to the other postretirement benefit plans.

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.8	$1.9	$3.7	$3.9
Tax	(0.5)	(0.6)	(1.2)	(1.3)
Net of tax	$1.3	$1.3	$2.5	$2.6

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 9 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive income (loss), net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2016	$(147.3)	$(78.0)	$4.2	$(221.1)

Other comprehensive income (loss) before reclassifications	25.2	-	(0.3)	24.9
Amounts reclassified from AOCI	-	2.5	-	2.5
Net current period other comprehensive income (loss)	25.2	2.5	(0.3)	27.4
Balance as of July 2, 2017	$(122.1)	$(75.5)	$3.9	$(193.7)

Note 11.	Accounting for Asset Retirement Obligations

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a reconciliation of asset retirement obligations as of July 2, 2017:

(millions of dollars)
Asset retirement liability, December 31, 2016	$21.5
Accretion expense	1.7
Payments	(0.7)
Foreign currency translation	0.2
Asset retirement liability, July 2, 2017	$22.7

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $2.1 million is included in other current liabilities and the long-term portion of the liability of approximately $20.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 2, 2017.

Note 12.	Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL recently won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations.  Armada has filed an appeal of the dismissal and the district court proceedings are stayed pending the appeal. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 19 pending asbestos cases.  To date, 1,493 silica cases and 50 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases were filed in the second quarter of 2017, and one asbestos case was dismissed during the quarter (not counting an existing case that was dismissed in one state only to be filed again in another state). No silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 19 pending asbestos cases, 16 of the non-AMCOL cases claim liability based on sales of products both before and after the initial public offering.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. In the two remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining case is an AMCOL case, which makes no allegation with respect to periods of exposure.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 2, 2017.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 2, 2017.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
	(millions of dollars)
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)	$$24.4	$1,030.9

Net income	-	-	77.6	-	-	1.8	79.4
Other comprehensive income (loss)	-	-	-	27.4	-	0.9	28.3
Dividends declared	-	-	(3.5)	-	-	-	(3.5)
Dividends to non-controlling interest	-	-	-	-	-	(1.7)	(1.7)
Issuance of shares pursuant to employee stock compensation plans	-	2.5	-	-	-	-	2.5
Stock based compensation	-	3.0	-	-	-	-	3.0
Balance as of July 2, 2017	$4.8	$405.5	$1,493.3	$(193.7)	$(596.3)	$25.4	$1,139.0

The income attributable to non-controlling interests for the six-month periods ended July 2, 2017 and July 3, 2016 was from continuing operations. The remainder of income was attributable to MTI.

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

	2016 quarters				Full Year
	First	Second	Third	Fourth	2016
	(millions of dollars, except per share amounts)

Net sales
Metalcasting	$60.0	$68.0	$63.1	$66.9	$258.0
Household, Personal Care & Specialty Products	45.3	44.0	42.1	39.8	171.2
Environmental Products	13.4	26.5	24.6	14.4	78.9
Building Materials	20.4	19.7	16.9	17.1	74.1
Basic Minerals	20.5	24.3	22.3	36.8	103.9
Performance Materials Segment	159.6	182.5	169.0	175.0	686.1

Income from operations
Performance Materials Segment	$28.2	$33.3	$30.2	$29.4	$121.1
% of Sales	17.7%	18.2%	17.9%	16.8%	17.7%

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company now has 4 reportable segments: Specialty Minerals, Performance Materials, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and six-month periods ended July 2, 2017 and July 3, 2016 is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Net Sales
Specialty Minerals	$147.0	$150.6	$293.2	$306.2
Refractories	68.9	73.9	139.1	143.1
Performance Materials	180.3	182.5	350.2	342.1
Energy Services	17.9	20.0	36.6	45.8
Total	$414.1	$427.0	$819.1	$837.2

Income (Loss) from Operations
Specialty Minerals	$26.9	$27.6	$51.3	$53.3
Refractories	10.5	10.3	19.7	17.1
Performance Materials	32.2	33.3	61.0	61.5
Energy Services	0.8	(29.5)	2.5	(29.6)
Total	$70.4	$41.7	$134.5	$102.3

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Income from operations for reportable segments	$70.4	$41.7	$134.5	$102.3
Acquisition Related Transaction and Integration Costs	(0.8)	(1.6)	(2.3)	(3.2)
Unallocated corporate expenses	(1.1)	(0.6)	(2.0)	(2.0)
Consolidated income from operations	68.5	39.5	130.2	97.1
Non-operating deductions, net	(11.4)	(13.3)	(27.6)	(25.7)
Income from continuing operations before provision for taxes on income	$57.1	$26.2	$102.6	$71.4

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(millions of dollars)
Paper PCC	$92.3	$97.0	$185.7	$200.2
Specialty PCC	17.4	17.1	34.4	33.8
Talc	14.0	13.8	28.3	28.8
Ground Calcium Carbonate	23.3	22.7	44.8	43.4
Refractory Products	56.1	58.9	112.8	112.3
Metallurgical Products	12.8	15.0	26.3	30.8
Metalcasting	75.7	68.0	142.3	128.0
Household, Personal Care and Specialty Products	39.7	44.0	80.8	89.3
Basic Minerals	25.1	24.3	59.3	44.8
Environmental Products	19.6	26.5	30.2	39.9
Building Materials	20.2	19.7	37.6	40.1
Energy Services	17.9	20.0	36.6	45.8
Total	$414.1	$427.0	$819.1	$837.2

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of July 2, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 2, 2017 and July 3, 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2017 and July 3, 2016.  These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

New York, New York
August 4, 2017

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the second quarter of 2017 were $414.1 million as compared with $427.0 million in the prior year.   Income from operations was $68.5 million and represented 16.5% of sales as compared with $39.5 million and 9.3% of sales in the prior year. Net income was $43.0 million as compared to $21.2 million in the second quarter of 2016.

Diluted earnings in the second quarter ended July 2, 2017 were $1.21 per share compared with $0.60 per share in 2016.  Included in pre-tax income and earnings per share were $0.8 million acquisition integration costs and $0.2 million of restructuring charges which reduced earnings by $0.02 per share. In 2016, the Company incurred restructuring and impairment charges in the Energy Services segment which reduced earnings by $0.60 per share.

The Company continued to focus on its strategy of geographic expansion and saw significant growth in our Metalcasting and PCC businesses in China.

Long term debt as of July 2, 2017 was $1,019.3 million.  During the first six months of 2017, we repaid $50 million of our Term Loan debt, for total repayments of $530 million since the acquisition of AMCOL International Corporation (“AMCOL”) in 2014.  Cash, cash equivalents and short-term investments were $183 million as of July 2, 2017.  Our intention continues to be to use excess cash flow primarily to repay debt and to continue to de-lever.

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

•	Further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
•	Increase our presence and market share in global pet care products, particularly in emerging markets.
•	Deploy new products in pet care such as lightweight litter.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and market share in Asia and in the global powdered detergent market.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.

Index
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
•	Increase our presence and market penetration in filtration and well testing within the Energy Services segment.
•	Increase global market share in services for the offshore produced water and filtration markets.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective small bolt-on type acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended July 2, 2017 as compared with three months ended July 3, 2016

Consolidated Income Statement Review

	Three Months Ended		Growth
	July 2, 2017	July 3, 2016%
	(Dollars in millions)
Net sales	$414.1	$427.0	-3%
Cost of sales	294.4	305.9	-4%
Production margin	119.7	121.1	-1%
Production margin %	28.9%	28.4%

Marketing and administrative expenses	44.1	45.1	-2%
Research and development expenses	6.1	6.1	0%
Acquisition related integration costs	0.8	1.6	-50%
Restructuring and other charges, net	0.2	28.8	*

Income from operations	68.5	39.5	73%
Operating margin %	16.5%	9.3%

Interest expense, net	(10.2)	(13.9)	-27%
Other non-operating income (deductions), net	(1.2)	0.6	*
Total non-operating deductions, net	(11.4)	(13.3)	-14%

Income from continuing operations before provision for taxes and equity in earnings	57.1	26.2	118%
Provision for taxes on income	13.4	4.5	198%
Effective tax rate	23.5%	17.2%

Equity in earnings of affiliates, net of tax	0.1	0.6	-83%

Net income	43.8	22.3	96%

Net income attributable to non-controlling interests	0.8	1.1	-27%
Net income attributable to Minerals Technologies Inc. (MTI)	43.0	21.2	103%

* Not meaningful

Index
Net Sales

	Three Months Ended July 2, 2017			Three Months Ended July 3, 2016
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$237.2	57.3%	-3%	$245.6	57.5%
International	176.9	42.7%	-2%	181.4	42.5%
Total sales	$414.1	100.0%	-3%	$427.0	100.0%

Specialty Minerals Segment	$147.0	35.5%	-2%	$150.6	35.3%
Refractories Segment	68.9	16.6%	-7%	73.9	17.3%
Performance Materials Segment	180.3	43.5%	-1%	182.5	42.7%
Energy Services Segment	17.9	4.3%	-11%	20.0	4.7%
Total sales	$414.1	100.0%	-3%	$427.0	100.0%

Worldwide net sales decreased 3% to $414.1 million in the second quarter from $427.0 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $3 million, or 1 percent.

Net sales in the United States decreased 3% to $237.2 million from $245.6 million in the prior year.  International sales decreased 2% to $176.9 million from $181.4 million in the prior year.

Operating Costs and Expenses

Cost of sales was $294.4 million and 71.1% of sales as compared with $305.9 million and 71.6% of sales in the prior year as a result of lower manufacturing costs and improved productivity.

Marketing and administrative costs were $44.1 million and 10.6% of sales compared to $45.1 million and 10.6% of sales in prior year.

Research and development expenses were $6.1 million, the same level as the prior year, and represented 1.5% of sales compared with 1.4% of sales in the prior year.

The Company incurred charges of $0.8 million and $1.6 million for acquisition-related integration costs during the three months ended July 2, 2017 and July 3, 2016, respectively.

During the three months ended July 2, 2017, the Company recorded $0.2 million in restructuring charges.  During the three monts ended July 3, 2016, the Company recorded a $28.8 million charge for impairment of assets and other restructuring costs, including lease termination costs relating to its exit of U.S. on-shore service lines, including the Nitrogen and Pipeline product lines in our Energy Services segment.

Income from Operations

The Company recorded income from operations of $68.5 million as compared to $39.5 million in the prior year.  Operating income during the three months ended July 2, 2017, includes acquisition-related integration costs of $0.8 million, and restructuring charges of approximately $0.2 million. Operating income during the three months ended July 3, 2016, includes $28.8 million of impairment charges and restructuring costs, and $1.6 million of acquisition-related integration costs.

Non-Operating Income (Deductions)

In the second quarter of 2017, non-operating deductions were $11.4 million as compared with $13.3 million in the prior year and primarily comprised of net interest expense.  Interest expense was lower due to reduced debt levels and the refinancing of out Term Loan debt in the first quarter of 2017.

Index
Provision for Taxes on Income

Provision for taxes on income was $13.4 million as compared to $4.5 million in the prior year.  The effective tax rate was 23.5% as compared to 17.2% in prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings and prior year restructuring costs.

Consolidated Net Income

Consolidated net income was $43.0 million for the three months ended July 2, 2017 as compared with $21.2 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Specialty Minerals Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Paper PCC	$92.3	$97.0	-5%
Specialty PCC	17.4	17.1	2%
PCC Products	$109.7	$114.1	-4%

Talc	$14.0	$13.8	1%
Ground Calcium Carbonate	23.3	22.7	3%
Processed Minerals Products	$37.3	$36.5	2%

Total net sales	$147.0	$150.6	-2%

Income from operations	$26.9	$27.6	-3%
% of net sales	18.3%	18.3%

Worldwide sales in the Specialty Minerals segment were $147.0 million as compared with $150.6 million in the prior year, a decrease of $3.6 million, or 2%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% to $109.7 million from $114.1 million in the prior year.  Paper PCC sales decreased 5% to $92.3 million from $97.0 million. The decrease in sales was due to several plant shutdowns in the U.S. which occurred in 2016. This was partially offset by an increase in PCC sales in China.  Sales of Specialty PCC increased 2% to $17.4 million from $17.1 million in the prior year due to higher volumes.

Net sales of Processed Minerals products increased 2% to $37.3 million as Ground Calcium Carbonate sales increased 3 percent and Talc sales increased 1 percent over the prior year, due to higher volumes in the construction and automotive markets.

Income from operations for Specialty Minerals was $26.9 million compared with $27.6 million in the prior year.  Operating margin was the same as the prior year at 18.3 percent of sales.

Index
	Three Months Ended
Performance Materials Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Metalcasting	$75.7	$68.0	11%
Household, Personal Care and Specialty Products	39.7	44.0	-10%
Environmental Products	19.6	26.5	-26%
Building Materials	20.2	19.7	3%
Basic Minerals	25.1	24.3	3%
Total net sales	$180.3	$182.5	-1%

Income from operations	$32.2	$33.3
% of net sales	17.9%	18.2%

Net sales in the Performance Materials segment decreased 1% to $180.3 million from $182.5 million in the prior year. Sales in the Metalcasting product line increased 11% to $75.7 million principally due to higher volumes in China and North America. Basic Minerals and Building Materials sales both increased 3 percent. These sales increases were offset by lower Fabric Care sales in China affecting the Household, Personal Care & Specialty Products product line and lower Environmental Products sales resulting from several large projects in 2016 in the U.S. and Brazil that did not recur in 2017.

Income from operations was $32.2 million and 17.9% of sales as compared to $33.3 million and 18.2% of sales in the prior year.

	Three Months Ended
Refractories Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Refractory Products	$56.1	$58.9	-5%
Metallurgical Products	12.8	15.0	-15%
Total net sales	$68.9	$73.9	-7%

Income from operations	$10.5	$10.3	2%
% of net sales	15.2%	13.9%

Net sales in the Refractories segment decreased 7% to $68.9 million from $73.9 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications decreased 5% to $56.1 million. Sales of metallurgical products decreased 15% to $12.8 million. Higher margin equipment sales were offset by lower Refractory and Metallurgical Product sales.

Income from operations increased 2 percent to $10.5 million, and was 15.2 percent of sales compared with 13.9 percent of sales in the prior year.

	Three Months Ended
Energy Services Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)

Net Sales	$17.9	$20.0	-11%

Income (loss) from operations	$0.8	$(29.5)	*
% of net sales	4.5%	*

* Percentage not meaningful

Index
Net sales in the Energy Services segment decreased 11% to $17.9 million from $20.0 million in the prior year, primarily due to continued weak market conditions in the oil and gas sector.

Operating income was $0.8 million as compared with a loss of $29.5 million in the prior year.  Included in operating income for the three months ended July 3, 2016 was a $28.8 million charge for impairment of assets and other restructuring costs, including lease termination costs relating to its exit of U.S. on-shore service lines, including the Nitrogen and Pipeline product lines in our Energy Services segment.

Six months ended July 2, 2017 as compared with six months ended July 3, 2016

Consolidated Income Statement Review

	Six Months Ended		Growth
	July 2, 2017	July 3, 2016%
	(Dollars in millions)
Net sales	$819.1	$837.2	-2%
Cost of sales	585.7	603.4	-3%
Production margin	233.4	233.8	0%
Production margin %	28.5%	27.9%

Marketing and administrative expenses	88.5	91.8	-4%
Research and development expenses	11.9	12.0	-1%
Acquisition related transaction and integration costs	2.3	3.2	-28%
Restructuring and other charges, net	0.5	29.7	-98%

Income from operations	130.2	97.1	34%
Operating margin %	15.9%	11.6%

Interest expense, net	(22.0)	(28.0)	-21%
Debt modification cost and fees	(3.9)	-	*
Other non-operating income, net	(1.7)	2.3	*
Total non-operating deductions, net	(27.6)	(25.7)	7%

Income from continuing operations before provision for taxes and equity in earnings	102.6	71.4	44%
Provision for taxes on income	23.5	15.2	55%
Effective tax rate	22.9%	21.3%

Equity in earnings of affiliates, net of tax	0.3	0.9	-67%

Net income	79.4	57.1	39%

Net income attributable to non-controlling interests	1.8	2.0	-10%
Net income attributable to Minerals Technologies Inc. (MTI)	77.6	55.1	41%

* Not meaningful

Index
Net Sales

	Six Months Ended July 2, 2017			Six Months Ended July 3, 2016
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$461.5	56.3%	-6%	$489.8	58.5%
International	357.6	43.7%	3%	347.4	41.5%
Total sales	$819.1	100.0%	-2%	$837.2	100.0%

Specialty Minerals Segment	$293.2	35.8%	-4%	$306.2	36.6%
Refractories Segment	139.1	17.0%	-3%	143.1	17.1%
Performance Materials Segment	350.2	42.8%	2%	342.1	40.9%
Energy Services Segment	36.6	4.5%	-20%	45.8	5.5%
Total sales	$819.1	100.0%	-2%	$837.2	100.0%

Total sales decreased $18.1 million or 2% from the previous year to $819.1 million.  Foreign exchange had an unfavorable impact on sales of approximately $5 million.

Net sales in the United States decreased 6% to $461.5 million from $489.8 million in the prior year.  This was partially offset by a 3% increase in international sales to $357.6 million from $347.4 million in the prior year.

Operating Costs and Expenses

Cost of sales was $585.7 million, a decrease of 3% from prior year and was 71.5% of sales as compared with 72.1% in the prior year.  Production margin improved 2% to 28.5% as compared with 27.9% in the prior year due to lower manufacturing costs and improved productivity.

Marketing and administrative costs were $88.5 million and 10.8% of sales compared to $91.8 million and 11.0% of sales in prior year.

Research and development expenses were $11.9 million and represented 1.5% of sales for the six months ended July 2, 2017 as compared with $12.0 million and 1.4% of sales in the prior year.

During the six months ended July 2, 2017, the Company recorded $2.3 million for acquisition-related integration costs.  The Company also recorded restructuring charges of $0.5 million.

In 2016, the Company recorded restructuring and impairment charges of $29.7 million relating primarily to our Energy Service segment.

Income from Operations

The Company recorded income from operations of $130.2 million as compared to $97.1 million in the prior year.  Operating income in the current year includes acquisition integration costs of $2.3 million and restructuring costs of $0.5 million. Operating income in the prior year includes restructuring and asset impairment costs of $29.7 million and acquisition-related integration costs of $3.2 million.

Non-Operating Deductions

The Company recorded non-operating deductions of $27.6 million for the six months ended July 2, 2017 as compared with $25.7 million in the prior year. The $27.6 million is comprised primarily of $22.0 million of net interest expense and $3.9 million in debt modification costs and fees relating to the February 2017 repricing for the variable tranche of the Company’s Term Loan debt.  The $25.7 million recorded in the prior year included $28.0 million in net interest expense and $4.6 million in foreign exchange gains.

Index
Provision for Taxes on Income

Provision for taxes was $23.5 million as compared to $15.2 million in the prior year.  The effective tax rate was 22.9% as compared to 21.3% in prior year primarily due to a change in the mix of earnings and prior year restructuring costs.

Consolidated Net Income

Consolidated net income was $77.6 million during the six months ended July 2, 2017 as compared with $55.1 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Six Months Ended
Specialty Minerals Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Paper PCC	$185.7	$200.2	-7%
Specialty PCC	34.4	33.8	2%
PCC Products	$220.1	$234.0	-6%

Talc	$28.3	$28.8	-2%
Ground Calcium Carbonate	44.8	43.4	3%
Processed Minerals Products	$73.1	$72.2	1%

Total net sales	$293.2	$306.2	-4%

Income from operations	$51.3	$53.3	-4%
% of net sales	17.5%	17.4%

Worldwide sales in the Specialty Minerals segment were $293.2 million as compared with $306.2 million in the prior year, a decrease of 4%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 6% to $220.1 million from $234.0 million in the prior year.  Paper PCC sales decreased 7% to $185.7 million primarily due to several previously announced paper mill closures in the U.S. in the prior year.  This was partially offset by an increase in Paper PCC sales in China. Sales of Specialty PCC increased 2% to $34.4 million from $33.8 million in the prior year due to higher volumes.

Net sales of Processed Minerals products increased 1% to $73.1 million from $72.2 million in the prior year.  Talc sales decreased 2% and Ground Calcium Carbonate sales increased 3% primarily due to increased volumes in the construction and automotive markets.

Income from operations was $51.3 million and 17.5% of net sales compared to $53.3 million and 17.4% of sales in prior year.

Index
	Six Months Ended
Performance Materials Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Metalcasting	$142.3	$128.0	11%
Household, Personal Care and Specialty Products	80.8	89.3	-10%
Environmental Products	30.2	39.9	-24%
Building Materials	37.6	40.1	-6%
Basic Minerals	59.3	44.8	32%
Total net sales	$350.2	$342.1	2%

Income from operations	$61.0	$61.5
% of net sales	17.4%	18.0%

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

Net sales in the Performance Materials segment increased 2.4% to $350.2 million from $342.1 million in the prior year. Sales in metalcasting increased 11% to $142.3 million, primarily due to higher volumes in China.  Basic Minerals sales increased 32% primarily due to higher bulk sales of chromite.  Household, Personal Care and Specialty Products sales were lower due to lower Fabric Care sales in China. In addition, Building Materials and Environmental Products sales were lower due to several large projects in 2016 which did not recur in 2017 in the US and Brazil.

Income from operations was $61.0 million and 17.4% of sales as compared to $61.5 million and 18.0% of sales in the prior year.

	Six Months Ended
Refractories Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)
Net Sales
Refractory Products	$112.8	$112.3	0%
Metallurgical Products	26.3	30.8	-15%
Total net sales	$139.1	$143.1	-3%

Income from operations	$19.7	$17.1	15%
% of net sales	14.2%	11.9%

Net sales in the Refractories segment decreased 3% to $139.1 million from $143.1 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications increased slightly to $112.8 million. Sales of metallurgical products decreased 15% to $26.3 million due to decreased volumes.

Income from operations was $19.7 million and 14.2% of sales as compared with $17.1 million and 11.9% of sales.  The increase in income from operations was due to improved productivity, cost and expense control and higher equipment sales.

Index
	Six Months Ended
Energy Services Segment	July 2, 2017	July 3, 2016	Growth
	(millions of dollars)

Net Sales	$36.6	$45.8	-20%

Income (loss) from operations	$2.5	$(29.6)	*
% of net sales	6.8%	*

* Percentage not meaningful

Net sales in the Energy Services segment decreased 20% to $36.5 million from $45.8 million in the prior year.  The sales decrease was due to continued weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter of last year. During the second quarter of 2016, the Company incurred $28.8 million of restructuring charges related to lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment.

Income from operations during the six monts ended July 2, 2017 was $2.5 million and represented 6.8 percent of sales. Loss from operations was $29.6 million during the six months ended July 3, 2016.  Included in the loss from operations were impairment and restructuring charges of $28.8 million.

Liquidity and Capital Resources

Cash provided from continuing operations during the six months ended July 2, 2017, was approximately $78 million.  Cash flows provided from operations during the first six months of 2017 were principally used to fund capital expenditures, to repay debt and to pay the Company's dividend to common shareholders.  Our intention is to continue to use excess cash flow primarily to repay debt and to continue to de-lever.  During the first half of 2017, the Company repaid approximately $55 million in the principal amount of its long-term debt.  The aggregate maturities of long-term debt are as follows:  remainder of 2017 - $4.1 million; 2018 - $3.7 million; 2019 - $0.6 million; 2020 - $0.6 million; 2021 - $303.6 million; thereafter - $738.0 million.

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

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first half of 2017, the Company repaid $50 million on its Term Facility.  As of July 2, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, (approximately $10.3 million) and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of July 2, 2017, on a combined basis, $12.6 million was outstanding under these facilities. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $2.8 million on these loans in the first half to 2017.

As of July 2, 2017, the Company had $35.7 million in uncommitted short-term bank credit lines, of which approximately $6.3 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2017 should be between $70.0 million and $75.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at July 2, 2017 was an asset of $2.0 million.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2015.  As of July 2, 2017, 54,098 shares have been repurchased under this program for $2.6 million, or, an average price of approximately $48.91 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended July 2, 2017, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures and the Company’s assessment is expected to be completed in the second half of 2017.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  A portion of our long-term bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $7.2 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at July 2, 2017 was an asset of $2.0 million.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the six months ended July 2, 2017  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL recently won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. Armada has filed an appeal of the dismissal and the district court proceedings are stayed pending the appeal. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Index
Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 19 pending asbestos cases.  To date, 1,493 silica cases and 50 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases were filed in the second quarter of 2017, and one asbestos case was dismissed during the quarter (not counting an existing case that was dismissed in one state only to be filed again in another state). No silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  Of the 19 pending asbestos cases, 16 of the non-AMCOL cases claim liability based on sales of products both before and after the initial public offering.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. In the two remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining case is an AMCOL case, which makes no allegation with respect to periods of exposure.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 2, 2017.

Index
The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 2, 2017.

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

3.1
By-Laws of Minerals Technologies Inc., as amended and restated effective July 19, 2017 (incorporated by reference to the Exhibit 3.1 filed with the Company’s Current Report on form 8-K filed of July 24, 2017)

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

Minerals Technologies Inc.

By:	/s/ Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Officer

August 4, 2017