Form 10-Q
period 2017-10-01
MINERALS TECHNOLOGIES INC
filed 2017-11-03
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2017
Common Stock, $0.10 par value	35,366,871

MINERALS TECHNOLOGIES INC.

INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of October 1, 2017 (Unaudited) and December 31, 2016	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 1, 2017 and October 2, 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Default Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signature		38

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(in millions, except per share data)
Product sales	$405.4	$379.7	$1,187.9	$1,171.1
Service revenue	19.0	19.8	55.6	65.6
Total net sales	424.4	399.5	1,243.5	1,236.7

Cost of goods sold	293.0	272.0	854.7	840.8
Cost of service revenue	12.2	12.3	36.2	46.9
Total cost of sales	305.2	284.3	890.9	887.7

Production margin	119.2	115.2	352.6	349.0

Marketing and administrative expenses	45.6	42.4	134.1	134.2
Research and development expenses	5.9	5.9	17.8	17.9
Acquisition related transaction and integration costs	0.5	1.9	2.8	5.1
Restructuring and other items, net	0.4	(2.3)	0.9	27.4

Income from operations	66.8	67.3	197.0	164.4

Interest expense, net	(10.5)	(13.4)	(32.5)	(41.4)
Debt modification costs and fees	-	-	(3.9)	-
Other non-operating income (deductions), net	(1.7)	(0.6)	(3.4)	1.7
Total non-operating deductions, net	(12.2)	(14.0)	(39.8)	(39.7)

Income from continuing operations before provision for taxes and equity in earnings	54.6	53.3	157.2	124.7
Provision for taxes on income	12.1	11.5	35.6	26.7
Equity in earnings of affiliates, net of tax	0.4	0.7	0.7	1.6

Consolidated net income	42.9	42.5	122.3	99.6
Less:
Net income attributable to non-controlling interests	1.2	0.9	3.0	2.9
Net income attributable to Minerals Technologies Inc. (MTI)	$41.7	$41.6	$119.3	$96.7

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$1.18	$1.19	$3.40	$2.78

Diluted:
Income from continuing operations attributable to MTI	$1.17	$1.18	$3.35	$2.75

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	35.3	34.9	35.1	34.8
Diluted	35.6	35.3	35.6	35.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Consolidated net income	$42.9	$42.5	$122.3	$99.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.0	1.2	33.8	2.0
Pension and postretirement plan adjustments	1.0	1.2	3.7	3.8
Unrealized gains (losses) on cash flow hedges	0.1	0.4	(0.2)	(0.3)
Total other comprehensive income (loss), net of tax	9.1	2.8	37.3	5.5
Total comprehensive income including non-controlling interests	52.0	45.3	159.6	105.1
Comprehensive income attributable to non-controlling interest	(1.3)	(0.4)	(3.9)	(2.2)
Comprehensive income attributable to MTI	$50.7	$44.9	$155.7	$102.9

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 1, 2017*	December 31, 2016**
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$211.7	$188.5
Short-term investments, at cost which approximates market	2.8	2.0
Accounts receivable, net	389.1	341.3
Inventories	221.2	186.9
Prepaid expenses and other current assets	36.0	32.4
Total current assets	860.8	751.1

Property, plant and equipment	2,189.1	2,141.4
Less accumulated depreciation and depletion	(1,130.0)	(1,089.6)
Property, plant and equipment, net	1,059.1	1,051.8
Goodwill	779.6	778.7
Intangible assets	198.4	204.4
Other assets and deferred charges	85.5	77.4
Total assets	$2,983.4	$2,863.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.2	$6.1
Current maturities of long-term debt	6.5	6.8
Accounts payable	181.0	144.9
Other current liabilities	130.0	137.7
Total current liabilities	323.7	295.5

Long-term debt, net of unamortized discount and deferred financing costs	990.2	1,069.9
Deferred income taxes	247.8	238.8
Other non-current liabilities	219.4	228.3
Total liabilities	1,781.1	1,832.5

Shareholders' equity:
Common stock	4.9	4.8
Additional paid-in capital	420.0	400.0
Retained earnings	1,533.2	1,419.1
Accumulated other comprehensive loss	(184.8)	(221.1)
Less common stock held in treasury	(597.0)	(596.3)

Total MTI shareholders' equity	1,176.3	1,006.5
Non-controlling interests	26.0	24.4
Total shareholders' equity	1,202.3	1,030.9
Total liabilities and shareholders' equity	$2,983.4	$2,863.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Operating Activities:

Consolidated net income	$122.3	$99.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67.0	66.6
Impairment of assets	-	18.5
Non-cash debt modification fees	1.8	-
Other non-cash items	8.9	8.2
Net changes in operating assets and liabilities	(49.4)	(28.7)
Net cash provided by operating activities	150.6	164.2

Investing Activities:

Purchases of property, plant and equipment	(54.2)	(48.9)
Proceeds from sale of assets	1.3	2.9
Proceeds from sale of short-term investments	2.8	4.9
Purchases of short-term investments	(3.5)	(6.6)
Other investing activities	(0.9)	-
Net cash used in investing activities	(54.5)	(47.7)

Financing Activities:

Proceeds from issuance of long-term debt	-	1.2
Repayment of long-term debt	(84.9)	(141.2)
Net repayment of short-term debt	(0.2)	(0.1)
Purchase of common shares for treasury	(0.7)	(2.6)
Proceeds from issuance of stock under option plan	14.4	4.1
Excess tax benefits related to stock incentive programs	(3.6)	-
Dividends paid to non-controlling interests	(2.4)	(1.5)
Cash dividends paid	(5.3)	(5.3)
Net cash used in financing activities	(82.7)	(145.4)

Effect of exchange rate changes on cash and cash equivalents	9.8	(0.8)

Net increase (decrease) in cash and cash equivalents	23.2	(29.7)
Cash and cash equivalents at beginning of period	188.5	229.4
Cash and cash equivalents at end of period	$211.7	$199.7

Supplemental disclosure of cash flow information:
Interest paid	$28.9	$45.6
Income taxes paid	$35.5	$24.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we” or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and nine-month periods ended October 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Company Operations

The Company is a resource-and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

During the first quarter of 2017, the Company announced the reorganization of its Performance Materials and Construction Technologies business segments into one operating segment, in order to generate greater alignment, speed decision making and accelerate growth.

The Company now has four reportable segments: Specialty Minerals, Performance Materials, Refractories and Energy Services.

- The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and mines, processes and sells other natural mineral products, primarily limestone and talc.

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

- The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  This segment offers a range of patented and unpatented technologies, products and services for all phases of oil and gas production and refining throughout the world.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review and continues to evaluate the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  At this time, the Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements and are reviewing the additional disclosure requirements upon adoption.

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

Compensation – Retirement Benefits

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

Adoption of ASU 2016-09, Stock Compensation- Improvements to Employee Share-Based Payment Accounting

On January 1, 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”, an amendment to account standards codification (“ASC”) 718, which simplifies several aspects of accounting for share-based payments, including accounting for income taxes, forfeitures, statutory withhold rates as well as presentation on the statement of cash flows. The Company has elected to adopt the standard on a prospective basis. As a result of this adoption, the Company recognizes excess tax benefits in the current account period. The cash flow benefit of the excess tax benefit is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended October 1, 2017.  Additionally, taxes paid for shares withheld for tax-withholding purposes are reported as financing activities in the Condensed Consolidated Statements of Cash Flows. Previously, this activity was included in operating activities.  Prior year Condensed Consolidated Statement of Cash Flows has not been restated. In accordance with the standard, the Company will continue to account for forfeitures using an estimated forfeiture rate.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(in millions, except per share data)

Net income attributable to MTI	$41.7	$41.6	$119.3	$96.7

Weighted average shares outstanding	35.3	34.9	35.1	34.8
Dilutive effect of stock options and stock units	0.3	0.4	0.5	0.3
Weighted average shares outstanding, adjusted	35.6	35.3	35.6	35.1

Basic earnings per share attributable to MTI	$1.18	$1.19	$3.40	$2.78

Diluted earnings per share attributable to MTI	$1.17	$1.18	$3.35	$2.75

Options to purchase 184,569 shares and 10,239 shares of common stock for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

In the first quarter of 2017, the Company adopted the provisions of ASU 2016-09, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting”.  Under the new guidance excess income tax benefits are no longer included in the calculation of assumed proceeds. As such, the dilutive effect of stock options and stock units for the period ended October 1, 2017 is reflective of the new guidance.

Note 3.	Restructuring and Other Items, net

During 2014, the Company announced a restructuring program which resulted in a 10% permanent reduction of its workforce.  The reductions included elimination of duplicate corporate functions, deployment of our shared service model, and consolidation and alignment of various corporate functions and regional locations across the Company.

During the third quarter and first nine months of 2016, the Company incurred additional restructuring charges for lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment as a result of the significant reduction in oil prices and overcapacity in the onshore oil service market.  Included in the $2.3 million income recorded in the third quarter of 2016 were gains on previously impaired assets of $2.9 million.  The Company expects to realize annualized savings from this restructuring program of $11.5 million.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income.

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)

Restructuring Charges	$1.3	$0.6	$1.8	$11.8
Impairment of Assets	-	-	-	18.5
Other	(0.9)	(2.9)	(0.9)	(2.9)
Total restructuring and other items, net	$0.4	$(2.3)	$0.9	$27.4

At October 1, 2017, the Company had $1.2 million included within accrued liabilities within our Condensed Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2017.

The following table is a reconciliation of our restructuring liability balance as of October 1, 2017:

(millions of dollars)
Restructuring liability, December 31, 2016	$3.6
Additional provisions	1.8
Cash payments	(4.2)
Restructuring liability, October 1, 2017	$1.2

Note 4.	Income Taxes

As of October 1, 2017, the Company had approximately $14.5 million of total unrecognized income tax benefits. Included in this amount were a total of $11.8 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net decrease of approximately $0.1 million during the three months ended October 1, 2017, an increase of $0.2 million during the nine months ended October 1, 2017, and had an accrued balance of $1.4 million of interest and penalties as of October 1, 2017.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $12.1 million and $35.6 million during the three and nine-months ended October 1, 2017, respectively.  The effective tax rate was 22.6% as compared to 21.4% in the prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings and non-deductible acquisition costs in the prior year.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5.	Inventories

The following is a summary of inventories by major category:

	Oct. 1, 2017	December 31, 2016
	(millions of dollars)
Raw materials	$83.8	$70.6
Work-in-process	6.3	5.4
Finished goods	95.1	80.5
Packaging and supplies	36.0	30.4
Total inventories	$221.2	$186.9

Note 6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment at least annually. The carrying amount of goodwill was $779.6 million and $778.7 million as of October 1, 2017 and December 31, 2016, respectively.  The net change in goodwill since December 31, 2016 was attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of October 1, 2017 and December 31, 2016 were as follows:

		Oct. 1, 2017		Dec. 31, 2016
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$19.4	$199.8	$15.3
Technology	12	18.8	4.5	18.8	3.6
Patents and trademarks	17	6.4	5.2	6.4	4.8
Customer relationships	30	4.5	2.0	4.5	1.4
	28	$229.5	$31.1	$229.5	$25.1

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $2.0 million for the remainder of 2017, $7.9 million per year for 2018–2021 and $164.8 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at October 1, 2017 was $214 million. This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss). The fair value of this swap was an asset of $2.1 million at October 1, 2017 and is recorded in other non-current assets on the Condensed Consolidated Balance Sheet.

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

Note 8.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Oct. 1, 2017	December 31, 2016
	(millions of dollars)
Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $23.5 million and $25.8 million	$684.5	$762.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.5 million and $0.6 million	299.5	299.4
Japan Loan Facilities	5.8	5.8
China Loan Facilities	6.9	9.2
Total	$996.7	$1,076.7
Less: Current maturities	6.5	6.8
Long-term debt	$990.2	$1,069.9

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1,560 million senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.   Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first nine months of 2017, the Company repaid $80 million on its Term Facility.  As of October 1, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, or approximately $10.3 million, and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of October 1, 2017, on a combined basis, $12.6 million was outstanding under these loan facilities. Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $3.0 million on these loans in the first nine months of 2017.

As of October 1, 2017, the Company had $36.3 million in uncommitted short-term bank credit lines, of which approximately $6.2 million was in use.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Service cost	$1.4	$1.7	$5.5	$6.3
Interest cost	3.0	3.1	9.2	9.8
Expected return on plan assets	(4.5)	(4.6)	(13.6)	(13.9)
Amortization:
Prior service cost	0.5	0.2	1.7	0.6
Recognized net actuarial loss	2.1	2.5	6.3	7.6
Net periodic benefit cost	$2.5	$2.9	$9.1	$10.4

	Other Benefits
	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.1	0.1	0.2	0.3
Amortization:
Prior service cost	(0.8)	(0.8)	(2.3)	(2.3)
Recognized net actuarial (gain) loss	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$(0.7)	$(0.7)	$(2.1)	$(1.9)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

Employer Contributions

The Company expects to contribute approximately $10 million to its pension plans and $0.6 million to its other postretirement benefit plans in 2017.  As of October 1, 2017, $5.3 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 10.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive income (loss) attributable to the Company:

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$1.7	$1.8	$5.5	$5.7
Tax	(0.7)	(0.6)	(1.8)	(1.9)
Net of tax	$1.0	$1.2	$3.7	$3.8

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 9 to the Condensed Consolidated Financial Statements) and the tax amounts are included within provision for taxes on income line within Condensed Consolidated Statements of Income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The major components of accumulated other comprehensive income (loss), net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2016	$(147.3)	$(78.0)	$4.2	$(221.1)

Other comprehensive income (loss) before reclassifications	32.8	-	(0.2)	32.6
Amounts reclassified from AOCI	-	3.7	-	3.7
Net current period other comprehensive income (loss)	32.8	3.7	(0.2)	36.3
Balance as of October 1, 2017	$(114.5)	$(74.3)	$4.0	$(184.8)

Note 11.	Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of October 1, 2017:

(millions of dollars)
Asset retirement liability, December 31, 2016	$21.5
Accretion expense	2.4
Payments	(1.8)
Foreign currency translation	0.4
Asset retirement liability, October 1, 2017	$22.5

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $1.9 million is included in other current liabilities and the long-term portion of the liability of approximately $20.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of October 1, 2017.

Note 12.	Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. Armada has filed an appeal of the dismissal and the district court proceedings are stayed pending the appeal. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 22 pending asbestos cases.  To date, 1,493 silica cases and 50 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases were filed in the third quarter of 2017 and one additional asbestos case was filed subsequent to the close of the quarter. No asbestos or silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 22 pending asbestos cases, 15 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining case is an AMCOL case, which makes no allegation with respect to periods of exposure.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of October 1, 2017.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of October 1, 2017.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)	$	$ 24.4	$1,030.9

Net income	-	-	119.3	-	-		3.0	122.3
Other comprehensive income (loss)	-	-	-	36.3	-		1.0	37.3
Dividends declared	-	-	(5.3)	-	-		-	(5.3)
Dividends to non-controlling interests	-	-	-	-	-		(2.4)	(2.4)
Issuance of shares pursuant to employee stock compensation plans	0.1	14.4	-	-	-		-	14.5
Stock based compensation	-	5.6	-	-	-		-	5.6
Purchase of common stock	-		-	-	(0.7)		-	(0.7)
Balance as of October 1, 2017	$4.9	$420.0	$1,533.2	$(184.8)	$(597.0)		$26.0	$1,202.3

The income attributable to non-controlling interests for the nine-month periods ended October 1, 2017 and October 2, 2016 was from continuing operations. The remainder of income was attributable to MTI.

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

	2016 Quarters				Full Year
	First	Second	Third	Fourth	2016
	(millions of dollars )

Net sales
Metalcasting	$60.0	$68.0	$63.1	$66.9	$258.0
Household, Personal Care & Specialty Products	45.3	44.0	42.1	39.8	171.2
Environmental Products	13.4	26.5	24.6	14.4	78.9
Building Materials	20.4	19.7	16.9	17.1	74.1
Basic Minerals	20.5	24.3	22.3	36.8	103.9
Performance Materials Segment	$159.6	$182.5	$169.0	$175.0	$686.1

Income from operations
Performance Materials Segment	$28.2	$33.3	$30.2	$29.4	$121.1
% of Sales	17.7%	18.2%	17.9%	16.8%	17.7%

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company now has four reportable segments: Specialty Minerals, Performance Materials, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and nine-month periods ended October 1, 2017 and October 2, 2016 is as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Net Sales
Specialty Minerals	$147.7	$147.3	$440.9	$453.5
Refractories	68.9	63.4	208.0	206.5
Performance Materials	188.8	169.0	539.0	511.1
Energy Services	19.0	19.8	55.6	65.6
Total	$424.4	$399.5	$1,243.5	$1,236.7

Income (Loss) from Operations
Specialty Minerals	$26.6	$27.8	$77.9	$81.1
Refractories	9.9	10.1	29.6	27.2
Performance Materials	30.6	30.2	91.6	91.7
Energy Services	2.3	2.6	4.8	(27.0)
Total	$69.4	$70.7	$203.9	$173.0

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income From Operations Before Provision For Taxes on Income
	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Income from operations for reportable segments	$69.4	$70.7	$203.9	$173.0
Acquisition related transaction and integration costs	(0.5)	(1.9)	(2.8)	(5.1)
Unallocated corporate expenses	(2.1)	(1.5)	(4.1)	(3.5)
Consolidated income from operations	66.8	67.3	197.0	164.4
Non-operating deductions, net	(12.2)	(14.0)	(39.8)	(39.7)
Income from continuing operations before provision for taxes on income	$54.6	$53.3	$157.2	$124.7

Index
The Company's sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2017	Oct. 2, 2016	Oct. 1, 2017	Oct. 2, 2016
	(millions of dollars)
Paper PCC	$96.3	$95.3	$282.0	$295.5
Specialty PCC	16.4	16.4	50.8	50.2
Talc	12.7	13.9	41.0	42.7
Ground Calcium Carbonate	22.3	21.7	67.1	65.1
Refractory Products	56.6	51.0	169.4	163.3
Metallurgical Products	12.3	12.4	38.6	43.2
Metalcasting	73.6	63.1	215.9	191.1
Household, Personal Care & Specialty Products	42.5	42.1	123.3	131.4
Basic Minerals	31.2	22.3	90.5	67.1
Environmental Products	21.6	24.6	51.8	64.5
Building Materials	19.9	16.9	57.5	57.0
Energy Services	19.0	19.8	55.6	65.6
Total	$424.4	$399.5	$1,243.5	$1,236.7

Index
REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Minerals Technologies Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries as of October 1, 2017, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended October 1, 2017 and October 2, 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2017 and October 2, 2016.  These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 3, 2017

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the third quarter of 2017 grew 6% to $424.4 million as compared with $399.5 million in the prior year.   Income from operations was $66.8 million as compared with $67.3 million in the prior year.  Net income was $41.7 million as compared to $41.6 million in the third quarter of 2016.  Diluted earnings in the third quarter were $1.17 per share compared with $1.18 per share in the prior year.

Long-term debt as of October 1, 2017 was $996.7 million.  During the first nine months of 2017, we repaid $80 million of our Term Loan debt, for total repayments of $560 million since the acquisition of AMCOL International Corporation (“AMCOL”) in 2014.  Cash, cash equivalents and short-term investments were $215 million as of October 1, 2017.  Our intention continues to be to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

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

•
Develop products and processes for waste management and recycling opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process, including our NewYield® products.

•	Further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company's PCC coating product line using the satellite model.
•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
•	Increase our presence and market share in global pet care products, particularly in emerging markets.
•	Deploy new products in pet care such as lightweight litter.
•	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and market share in Asia and in the global powdered detergent market.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
•	Increase our presence and market penetration in filtration and well testing within the Energy Services segment.
•	Increase global market share in services for the offshore produced water and filtration markets.

Index
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended October 1, 2017 as compared with three months ended October 2, 2016

Consolidated Income Statement Review

	Three Months Ended		Growth
	Oct. 1, 2017	Oct. 2, 2016%
	(Dollars in millions)
Net sales	$424.4	$399.5	6%
Cost of sales	305.2	284.3	7%
Production margin	119.2	115.2	3%
Production margin %	28.1%	28.8%

Marketing and administrative expenses	45.6	42.4	8%
Research and development expenses	5.9	5.9	0%
Acquisition related integration costs	0.5	1.9	-74%
Restructuring and other items, net	0.4	(2.3)	*

Income from operations	66.8	67.3	-1%
Operating margin %	15.7%	16.8%

Interest expense, net	(10.5)	(13.4)	-22%
Other non-operating income (deductions), net	(1.7)	(0.6)	*
Total non-operating deductions, net	(12.2)	(14.0)	-13%

Income from continuing operations before provision for taxes and equity in earnings	54.6	53.3	2%
Provision for taxes on income	12.1	11.5	5%
Effective tax rate	22.2%	21.6%

Equity in earnings of affiliates, net of tax	0.4	0.7	-43%

Net income	42.9	42.5	1%

Net income attributable to non-controlling interests	1.2	0.9	33%
Net income attributable to Minerals Technologies Inc. (MTI)	$41.7	$41.6	0%
* Not meaningful

Index
Net Sales

	Three Months Ended Oct. 1, 2017			Three Months Ended Oct. 2, 2016
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$243.6	57.4%	6%	$229.0	57.3%
International	180.8	42.6%	6%	170.5	42.7%
Total sales	$424.4	100.0%	6%	$399.5	100.0%

Specialty Minerals Segment	$147.7	34.8%	0%	$147.3	36.9%
Refractories Segment	68.9	16.2%	9%	63.4	15.9%
Performance Materials Segment	188.8	44.5%	12%	169.0	42.3%
Energy Services Segment	19.0	4.5%	-4%	19.8	5.0%
Total sales	$424.4	100.0%	6%	$399.5	100.0%

Worldwide net sales increased 6% to $424.4 million in the third quarter from  $399.5 million in the previous year.

Net sales in the United States increased 6% to $243.6 million from $229.0 million in the prior year.  International sales increased 6% to $180.8 million from $170.5 million in the prior year.

Operating Costs and Expenses

Cost of sales was $305.2 million and 71.9% of sales as compared with $284.3 million and 71.2% of sales in the prior year.

Marketing and administrative costs were $45.6 million and 10.7% of sales compared to $42.4 million and 10.6% of sales in prior year.

Research and development expenses were $5.9 million and represented 1.4% of sales compared with $5.9 million and 1.5% of sales in the prior year.

The Company incurred charges of $0.5 million and $1.9 million for acquisition-related integration costs during the three months ended October 1, 2017 and October 2, 2016, respectively.

The Company recorded restructuring charges of $1.3 million and $0.6 million for the three months ended October 1, 2017 and October 2, 2016, respectively.

The Company recorded income of $0.9 million and $2.9 million relating to net gains on previously impaired assets during the three months ended October 1, 2017 and October 2, 2016, respectively.

Income from Operations

The Company recorded income from operations of $66.8 million as compared to $67.3 million in the prior year.  Operating income during the three months ended October 1, 2017 includes a $0.9 million gain on the sale of assets, $1.3 million in restructuring charges and $0.5 million of acquisition-related integration costs.  Operating income during the three months ended October 2, 2016 includes a $2.9 million gain on the sale of assets, $0.6 million in restructuring charges and $1.9 million of acquisition-related integration costs.

Non-Operating Income (Deductions)

The Company recorded net operating deductions of $12.2 million for the three month ended October 1, 2017 as compared with $14.0 million in the prior year. The decrease was primarily due to lower interest expense in the current year.

Index
Provision for Taxes on Income

Provision for taxes on income was $12.1 million as compared to $11.5 million in the prior year.  The effective tax rate was 22.2% as compared to 21.6% in the prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings.

Net income attributable to Minerals Technologies Inc. (MTI)

Net income attributable to MTI was $41.7 million during the three months ended October 1, 2017 compared with $41.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Specialty Minerals Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Paper PCC	$96.3	$95.3	1%
Specialty PCC	16.4	16.4	0%
PCC Products	$112.7	$111.7	1%

Talc	$12.7	$13.9	-9%
Ground Calcium Carbonate	22.3	21.7	3%
Processed Minerals Products	$35.0	$35.6	-2%

Total net sales	$147.7	$147.3	0%

Income from operations	$26.6	$27.8	-4%
% of net sales	18.0%	18.9%

Worldwide sales in the Specialty Minerals segment were $147.7 million as compared with $147.3 million in the prior year.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 1% to $112.7 million from $111.7 million in the prior year. Paper PCC sales increased 1% to $96.3 million from $95.3 million.  Higher sales in Europe, Asia and Latin America were partially offset by reduced sales in North America.  Sales of Specialty PCC were $16.4 million, the same level as the prior year.

Net sales of Processed Minerals products decreased 2% to $35.0 million from $35.6 million in the prior year.  Ground Calcium Carbonate sales increased 3 percent due to higher volumes in construction markets.  This was more than offset by a 9% decrease in Talc sales, primarily in certain consumer product markets.

Income from operations for Specialty Minerals was $26.6 million compared with $27.8 million in the prior year and represented 18.0% of sales as compared with 18.9% of sales.  Income from operations in the quarter were impacted by decreased sales of higher margin Talc products.

Index
	Three Months Ended
Performance Materials Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Metalcasting	$73.6	$63.1	17%
Household, Personal Care & Specialty Products	42.5	42.1	1%
Environmental Products	21.6	24.6	-12%
Building Materials	19.9	16.9	18%
Basic Minerals	31.2	22.3	40%
Total net sales	$188.8	$169.0	12%

Income from operations	$30.6	$30.2
% of net sales	16.2%	17.9%

Net sales in the Performance Materials segment increased 12% to $188.8 million from $169.0 million in the prior year. Sales in the Metalcasting product line increased 17% to $73.6 million primarily due to higher volumes in China and North America. Basic Minerals sales increased 40% due primarily to higher sales of chromite and drilling products.  Sales in the Building Materials product line increased 18%. These sales increases were partially offset by lower Environmental Product sales due to several large projects in the U.S. and Brazil in 2016 that did not recur in 2017 and lower Fabric Care sales in Asia which affected the Household, Personal Care & Specialty Products product line.

Income from operations was $30.6 million and 16.2% of sales as compared to $30.2 million and 17.9% of sales in the prior year. The decrease in operating margins was due principally to product mix, primarily in chromite and Environmental Products.

	Three Months Ended
Refractories Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Refractory Products	$56.6	$51.0	11%
Metallurgical Products	12.3	12.4	-1%
Total net sales	$68.9	$63.4	9%

Income from operations	$9.9	$10.1	-2%
% of net sales	14.4%	15.9%

Net sales in the Refractories segment increased 9% to $68.9 million from $63.4 million in the prior year.  Sales of refractory products and systems for steel and other industrial applications increased 11% to $56.6 million due to higher equipment sales.   Sales of metallurgical products decreased 1% to $12.3 million due to decreased volumes.

Income from operations decreased 2% to $9.9 million from $10.1 million in the prior year.  Included in income from operations for the Refractories segment in the prior year is a $2.1 million gain on the sale of previously impaired assets.

Index
	Three Months Ended
Energy Services Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)

Net Sales	$19.0	$19.8	-4%

Income from operations	$2.3	$2.6	-12%
% of net sales	12.1%	13.1%

* Percentage not meaningful

Net sales in the Energy Services segment decreased 4% to $19.0 million from $19.8 million in the prior year.  The sales decrease was due to continued weak market conditions in the oil and gas sector and the impact of the hurricane in the Gulf of Mexico.

Income from operations was $2.3 million during the three months ended October 1, 2017, a decrease of 12% from the $2.6 million reported in the prior year. Included in income from operations for the Energy Services segment in the current year is a $0.9 million gain on the sale of previously impaired assets.

Nine months ended October 1, 2017 as compared with nine months ended October 2, 2016

Consolidated Income Statement Review

	Nine Months Ended		Growth
	Oct. 1, 2017	Oct. 2, 2016%
	(Dollars in millions)
Net sales	$1,243.5	$1,236.7	1%
Cost of sales	890.9	887.7	0%
Production margin	352.6	349.0	1%
Production margin %	28.4%	28.2%

Marketing and administrative expenses	134.1	134.2	0%
Research and development expenses	17.8	17.9	-1%
Acquisition related transaction and integration costs	2.8	5.1	-45%
Restructuring and other items, net	0.9	27.4	-97%

Income from operations	197.0	164.4	20%
Operating margin %	15.8%	13.3%

Interest expense, net	(32.5)	(41.4)	-21%
Debt modification cost and fees	(3.9)	-	*
Other non-operating (deductions) income, net	(3.4)	1.7	*
Total non-operating deductions, net	(39.8)	(39.7)	0%

Income from continuing operations before provision for taxes and equity in earnings	157.2	124.7	26%
Provision for taxes on income	35.6	26.7	33%
Effective tax rate	22.6%	21.4%

Equity in earnings of affiliates, net of tax	0.7	1.6	-56%

Net income	122.3	99.6	23%

Net income attributable to non-controlling interests	3.0	2.9	3%
Net income attributable to Minerals Technologies Inc. (MTI)	$119.3	$96.7	23%

* Not meaningful

Index
Net Sales

	Nine Months Ended Oct. 1, 2017			Nine Months Ended Oct. 2, 2016
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$705.1	56.7%	-2%	$718.7	58.1%
International	538.4	43.3%	4%	518.0	41.9%
Total sales	$1,243.5	100.0%	1%	$1,236.7	100.0%

Specialty Minerals Segment	$440.9	35.5%	-3%	$453.5	36.7%
Refractories Segment	208.0	16.7%	1%	206.5	16.7%
Performance Materials Segment	539.0	43.3%	5%	511.1	41.3%
Energy Services Segment	55.6	4.5%	-15%	65.6	5.3%
Total sales	$1,243.5	100.0%	1%	$1,236.7	100.0%

Total sales increased $6.8 million, or 1%, to $1,243.5 million as compared with $1,236.7 million in the prior year.

Net sales in the United States decreased 2% to $705.1 million from $718.7 million in the prior year.  This was offset by a 4% increase in international sales to $538.4 million from $518.0 million in the prior year.

Operating Costs and Expenses

Cost of sales was $890.9 million, slightly higher than the $887.7 million reported in the prior year and represented 71.6% of sales as compared with 71.8% in the prior year.  Production margin improved slightly to 28.4% of sales as compared with 28.2% of sales in the prior year.

Marketing and administrative costs were $134.1 million and 10.8% of sales compared to $134.2 million and 10.9% of sales in the prior year.

Research and development expenses were $17.8 million and represented 1.4% of sales and $17.9 million and 1.4% of sales for the nine months ended October 1, 2017 and October 2, 2016, respectively.

During the nine months ended October 1, 2017, the Company recorded restructuring and other charges of $1.8 million relating primarily to our Energy Services segment, a gain on sale of previously impaired assets of $0.9 million and incurred a charge of $2.8 million for acquisition-related integration costs.

During the nine months ended October 2, 2016, the Company recorded restructuring and impairment charges of $27.4 million relating primarily to our Energy Services segment and incurred a charge of $5.1 million for acquisition-related integration costs.

Income from Operations

The Company recorded income from operations of $197.0 million as compared to $164.4 million in the prior year.  Operating income in the current year included restructuring and other charges of $0.9 million and acquisition-related integration costs of $2.8 million.  Operating income in the prior year includes restructuring and impairment charges of $27.4 million and acquisition-related integration costs of $5.1 million.

Non-Operating Deductions

The Company recorded non-operating deductions of $39.8 million for the nine months ended October 1, 2017, about the same level as in the prior year.  The $39.8 million is comprised primarily of $32.5 million of net interest expense and $3.9 million in debt modification costs and fees relating to the February 2017 repricing of the variable tranche of the Company’s Term Loan debt. The $39.7 million recorded in the prior year primarily included $41.4 million in net interest costs and $4.9 million in foreign exchange gains.

Index
Provision for Taxes on Income

Provision for taxes was $35.6 million as compared to $26.7 million in the prior year.  The effective tax rate was 22.6% as compared to 21.4% in prior year.  The higher effective tax rate was primarily due to a change in the mix of earnings and prior year restructuring costs.

Net income attributable to Minerals Technologies Inc. (MTI)

Net income attributable to MTI was $119.3 million during the nine months ended October 1, 2017 as compared with $96.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Nine Months Ended
Specialty Minerals Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Paper PCC	$282.0	$295.5	-5%
Specialty PCC	50.8	50.2	1%
PCC Products	$332.8	$345.7	-4%

Talc	$41.0	$42.7	-4%
Ground Calcium Carbonate	67.1	65.1	3%
Processed Minerals Products	$108.1	$107.8	0%

Total net sales	$440.9	$453.5	-3%

Income from operations	$77.9	$81.1	-4%
% of net sales	17.7%	17.9%

Worldwide sales in the Specialty Minerals segment were $440.9 million as compared with $453.5 million in the prior year, a decrease of 3%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 4% to $332.8 million from $345.7 million in the prior year.  Paper PCC sales decreased 5% to $282.0 million primarily due to several previously announced paper mill closures in the U.S. in the prior year.  This was partially offset by an increase in Paper PCC sales in China. Sales of Specialty PCC increased 1% to $50.8 million from $50.2 million in the prior year.

Net sales of Processed Minerals products were $108.1 million as compared with $107.8 million in the prior year.  Ground Calcium Carbonate sales increased 3% primarily due to increased volumes. Talc sales decreased 4% from prior year levels.

Income from operations was $77.9 million and 17.7% of net sales compared to $81.1 million and 17.9% of sales in the prior year.

Index
	Nine Months Ended
Performance Materials Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Metalcasting	$215.9	$191.1	13%
Household, Personal Care & Specialty Products	123.3	131.4	-6%
Environmental Products	51.8	64.5	-20%
Building Materials	57.5	57.0	1%
Basic Minerals	90.5	67.1	35%
Total net sales	$539.0	$511.1	5%

Income from operations	$91.6	$91.7
% of net sales	17.0%	17.9%

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

Net sales in the Performance Materials segment increased 5% to $539.0 million from $511.1 million in the prior year.  Sales in metalcasting increased 13% to $215.9 million, primarily due to higher volumes in China.  Basic Minerals sales increased 35% primarily due to higher bulk sales of chromite.  Household, Personal Care & Specialty Products sales declined due to lower Fabric Care sales in China. In addition, Environmental Products sales were lower due to several large projects in 2016 which did not recur in 2017 in the US and Brazil.

Income from operations was $91.6 million and 17.0% of sales as compared with $91.7 million and 17.9% of sales in the prior year.

	Nine Months Ended
Refractories Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)
Net Sales
Refractory Products	$169.4	$163.3	4%
Metallurgical Products	38.6	43.2	-11%
Total net sales	$208.0	$206.5	1%

Income from operations	$29.6	$27.2	9%
% of net sales	14.2%	13.2%

Net sales in the Refractories segment increased 1% to $208.0 million from $206.5 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications increased 4% to $169.4 million. Sales of metallurgical products decreased 11% to $38.6 million due to decreased volumes.

Income from operations was $29.6 million and 14.2% of sales as compared with $27.2 million and 13.2% of sales in the prior year.  The increase in income from operations was due to improved productivity, cost and expense control and higher equipment sales.

Index
	Nine Months Ended
Energy Services Segment	Oct. 1, 2017	Oct. 2, 2016	Growth
	(millions of dollars)

Net Sales	$55.6	$65.6	-15%

Income (loss) from operations	$4.8	$(27.0)	*
% of net sales	8.6%	*

* Percentage not meaningful

Net sales in the Energy Services segment decreased 15% to $55.6 million from $65.6 million in the prior year.  The sales decrease was due to continued weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including Nitrogen and Pipeline in the second quarter of last year.  During the first nine months of 2016, the Company incurred $29.4 million of restructuring charges related to lease termination costs, inventory write-offs and impairment of assets related to its exit from the Nitrogen and Pipeline produce lines and restructuring of other onshore services within the Energy Services segment.

Income from operations during the nine months ended October 1, 2017 was $4.8 million and represented 8.6% of sales. Loss from operations during the nine months ended October 2, 2016 was $27.0 million, which included impairment and restructuring charges of $29.4 million.

Liquidity and Capital Resources

Cash provided from continuing operations during the nine months ended October 1, 2017, was approximately $151 million.  Cash flows provided from operations during the first nine months of 2017 were principally used to fund capital expenditures, to repay debt and to pay the Company's dividend to common shareholders.  Our intention continues to be to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, continued debt reduction and selective share repurchases.  During the first nine months of 2017, the Company repaid approximately $85 million in the principal amount of its long-term debt.  The aggregate maturities of long-term debt are as follows:  remainder of 2017 - $4.0 million; 2018 - $3.8 million; 2019 - $0.6 million; 2020 - $0.6 million; 2021 - $303.6 million; thereafter - $708.0 million.

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

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During the first nine months of 2017, the Company repaid $80 million on its Term Facility.  As of October 1, 2017, there were no loans and $12.0 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has four committed loan facilities for the funding of new manufacturing facilities in China, comprised of facilities of 94.8 million RMB, (approximately $10.3 million) and a $1.8 million facility.  In December 2016, the Company entered into a committed loan facility in Japan in the amount of 680 million Yen (approximately $5.8 million).  As of October 1, 2017, on a combined basis, $12.6 million was outstanding under these facilities. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $2.9 million on these loans in the first nine months of 2017.

As of October 1, 2017, the Company had $36.3 million in uncommitted short-term bank credit lines, of which approximately $6.2 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2017 should be between $70.0 million and $75.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at October 1, 2017 was an asset of $2.1 million.

On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2015.  As of October 1, 2017, 64,650 shares were repurchased under this program for $3.3 million, or, an average price of approximately $51.79 per share.  This program has expired.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 after the previous program expired.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the nine months ended October 1, 2017, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has elected to use the cumulative effect transition method. The Company has completed a high level accounting diagnostic and is in the process of contract review and continues to evaluate the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  At this time, the Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements and are reviewing the additional disclosure requirements upon adoption.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  A portion of our long-term bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $7.8 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at October 1, 2017 was an asset of $2.1 million.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company's internal control over financial reporting during the quarter ended October 1, 2017  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. Armada has filed an appeal of the dismissal and the district court proceedings are stayed pending the appeal. We have accrued an estimate of potential damages for the Armada lawsuit, the amount of which was not material to our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 22 pending asbestos cases.  To date, 1,493 silica cases and 50 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Two new asbestos cases were filed in the third quarter of 2017 and one additional asbestos case was filed subsequent to the close of the quarter. No asbestos or silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 22 pending asbestos cases, 15 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining case is an AMCOL case, which makes no allegation with respect to periods of exposure.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of October 1, 2017.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of October 1, 2017.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report.  There have been no material changes to our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

July 3 - July 30	-	$-	-	$147,354,267
July 31 - August 27	-	$-	-	$147,354,267
August 28 - October 1	10,552	$66.63	64,650	$146,651,232
Total	10,552	$66.63

Index
On September 16, 2015, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 2015.  As of October 1, 2017, 64,650 shares were repurchased under this program for $3.3 million, or, an average price of approximately $51.79 per share.  This program has expired.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 when the previous program expired.

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

November 3, 2017