Form 10-Q
period 2018-04-01
MINERALS TECHNOLOGIES INC
filed 2018-05-04
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

or

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

YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non- accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2018
Common Stock, $0.10 par value	35,364,149

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(in millions, except per share data)
Product sales	$412.2	$386.3
Service revenue	19.1	18.7
Total net sales	431.3	405.0

Cost of goods sold	305.0	279.0
Cost of service revenue	12.8	12.3
Total cost of sales	317.8	291.3

Production margin	113.5	113.7

Marketing and administrative expenses	44.4	44.0
Research and development expenses	6.1	5.8
Acquisition related transaction and integration costs	0.4	1.5
Restructuring and other items, net	-	0.3

Income from operations	62.6	62.1

Interest expense, net	(10.7)	(11.8)
Debt modification costs and fees	-	(3.9)
Other non-operating income (deductions), net	(2.7)	(0.9)
Total non-operating deductions, net	(13.4)	(16.6)

Income before provision for taxes and equity in earnings	49.2	45.5

Provision for taxes on income	9.3	10.1
Equity in earnings of affiliates, net of tax	1.2	0.2
Consolidated net income	41.1	35.6
Less:
Net income attributable to non-controlling interests	1.2	1.0
Net income attributable to Minerals Technologies Inc. (MTI)	$39.9	$34.6

Earnings per share:

Basic earnings per share attributable to MTI	$1.13	$0.99

Diluted earnings per share attributable to MTI	$1.12	$0.97

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	35.4	35.0
Diluted	35.7	35.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Consolidated net income	$41.1	$35.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15.2	13.0
Pension and postretirement plan adjustments	1.9	1.2
Unrealized gains on cash flow hedges	1.6	0.1
Total other comprehensive income, net of tax	18.7	14.3
Total comprehensive income including non-controlling interests	59.8	49.9
Comprehensive income attributable to non-controlling interest	(1.8)	(1.5)
Comprehensive income attributable to MTI	$58.0	$48.4

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 1, 2018*	Dec. 31, 2017**
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$223.2	$212.2
Short-term investments, at cost which approximates market	3.9	2.7
Accounts receivable, net	398.6	383.0
Inventories	221.2	219.3
Prepaid expenses and other current assets	37.2	35.0
Total current assets	884.1	852.2

Property, plant and equipment	2,218.5	2,219.6
Less accumulated depreciation and depletion	(1,152.7)	(1,158.3)
Property, plant and equipment, net	1,065.8	1,061.3
Goodwill	779.5	779.3
Intangible assets	194.5	196.5
Deferred income taxes	25.1	25.6
Other assets and deferred charges	57.3	55.5
Total assets	$3,006.3	$2,970.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$6.6	$6.3
Current maturities of long-term debt	3.8	3.8
Accounts payable	177.3	179.0
Other current liabilities	111.1	120.9
Total current liabilities	298.8	310.0

Long-term debt, net of unamortized discount and deferred financing costs	960.8	959.8
Deferred income taxes	158.8	159.4
Accrued pension and post-retirement benefits	151.1	155.0
Other non-current liabilities	105.0	107.1
Total liabilities	1,674.5	1,691.3

Shareholders’ equity:
Common stock	4.9	4.9
Additional paid-in capital	423.2	422.7
Retained earnings	1,645.3	1,607.2
Accumulated other comprehensive loss	(167.9)	(186.1)
Less common stock held in treasury	(602.7)	(597.0)

Total MTI shareholders’ equity	1,302.8	1,251.7
Non-controlling interest	29.0	27.4
Total shareholders’ equity	1,331.8	1,279.1
Total liabilities and shareholders’ equity	$3,006.3	$2,970.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Operating Activities:

Consolidated net income	$41.1	$35.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21.1	21.7
Non-cash debt modification fees	-	1.8
Other non-cash items	(1.1)	2.1
Net changes in operating assets and liabilities	(25.4)	(45.3)
Net cash provided by operating activities	35.7	15.9

Investing Activities:

Purchases of property, plant and equipment, net	(17.9)	(13.1)
Net purchases of short-term investments	(1.3)	(1.6)
Net cash used in investing activities	(19.2)	(14.7)

Financing Activities:

Repayment of long-term debt	(0.4)	(22.3)
Net issuance (repayment) of short-term debt	-	(0.4)
Purchase of common shares for treasury	(5.7)	-
Proceeds from issuance of stock under option plan	0.6	2.2
Taxes paid on settlement of equity awards	(3.2)	(3.2)
Dividends paid to non-controlling interest	(0.1)	(0.2)
Cash dividends paid	(1.8)	(1.7)
Net cash used in financing activities	(10.6)	(25.6)

Effect of exchange rate changes on cash and cash equivalents	5.1	4.4

Net increase (decrease) in cash and cash equivalents	11.0	(20.0)
Cash and cash equivalents at beginning of period	212.2	188.5
Cash and cash equivalents at end of period	$223.2	$168.5

Supplemental disclosure of cash flow information:
Interest paid	$8.9	$11.3
Income taxes paid	$4.0	$4.8

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.3	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month period ended April 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain reclassifications were made to prior year amounts to conform to current year presentation as a result of the adoption of ASU 2017-07.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

The Company has 4 reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services.

- The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products, chromite and leonardite.  This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

- The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate (“PCC”) and processed mineral product quicklime (“lime”), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

- The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

- The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  The segment offers a range of patented and unpatented technologies, products and services to the upstream and downstream oil & gas sector throughout the world.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period.  Significant estimates include those related to revenue recognition, valuation of long-lived assets, goodwill and other intangible assets, income taxes, including valuation allowances, and pension plan assumptions.  Actual results could differ from those estimates.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly.  Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company has performed a high level analysis of its current lease portfolio and is in process of establishing a cross-functional project team to assist in the implementation of this ASU.  Based on the current status of this assessment, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements. We are currently evaluating the timing of adoption of this standard.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The guidance is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the timing of adoption of this standard.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09, “Revenue from Contracts with Customers”. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized.  The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.  The Company has elected to use the cumulative effect transition method and there has not been a change to our previously reported financial results.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit as goods are delivered and services are performed.

We utilized a comprehensive approach to assess the impact of the guidance on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We completed our contract and business process reviews and implemented changes to our controls to support recognition and disclosures under the new guidance. We recognize revenue when our performance obligation is satisfied.  See Note 2 to the Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On January 1, 2018, the  Company adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost.  All other components of net periodic benefit cost will be presented outside operating income.  The provisions have been applied retrospectively for the income statement presentation requirements.  Prior to the adoption of the guidance, the Company classified all net periodic benefit costs within operating costs, primarily within “Marketing and administrative expenses” on the Condensed Consolidated Statement of Income.  The line item classification changes required by the guidance did not impact the Company’s pre-tax earnings or net income; however, “Income from operations” and “Other non-operating income (deductions), net” changed by immaterial offsetting amounts. As a result of the accounting change, the Company reclassified approximately $0.4 million from marketing and administrative expenses to other deductions for the three months ended April 2, 2017 to conform to the current year presentation.

On January 1, 2018, the Company early adopted the provisions of ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which improves and simplifies existing guidance to allow companies to better reflect their risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. The adoption of this guidance did not have an impact on the Company’s financial statements.

Note 2.  Revenue from Contracts with Customers

The Company’s revenues are primarily derived from the sale of products. Our primary performance obligation (the sale of products) is satisfied upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred.  In most of the Company’s PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year.  Under these contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.  The Company also has consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer and control is transferred to the customer.

Revenue from sales of equipment, primarily in our Refractories segment, is recorded upon completion of installation and control is transferred to the customer. Revenue from services is recorded when the services have been performed.

Revenue from long-term construction, primarily in our Energy Services segment, where our performance obligations are satisfied in phases, is recognized over time using certain output measures based on the measurement of the value transferred to the customer, including milestones achieved.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table disaggregates our revenue by major source (product line) for the period ended April 1, 2018 and April 2, 2017:

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Net Sales
Metalcasting	$79.2	$66.6
Household, Personal Care and Specialty Products	48.7	41.1
Environmental Products	12.7	10.6
Building Materials	18.9	17.4
Basic Minerals	27.8	34.2
Performance Materials	187.3	169.9

Paper PCC	97.0	93.4
Specialty PCC	17.0	17.0
Talc	13.1	14.3
Ground Calcium Carbonate	22.5	21.5
Specialty Minerals	149.6	146.2

Refractory Products	62.3	56.7
Metallurgical Products	13.0	13.5
Refractories	75.3	70.2

Energy Services	19.1	18.7

Total	$431.3	$405.0

Note 3.  Earnings Per Share (EPS)

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(in millions, except per share data)

Net income attributable to MTI	$39.9	$34.6

Weighted average shares outstanding	35.4	35.0
Dilutive effect of stock options and stock units	0.3	0.6
Weighted average shares outstanding, adjusted	35.7	35.6

Basic earnings per share attributable to MTI	$1.13	$0.99

Diluted earnings per share attributable to MTI	$1.12	$0.97

Options to purchase 362,443 shares and 185,104 shares of common stock for the three-month periods ended April 1, 2018 and April 2, 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4.   Restructuring and Other Items, net

At April 1, 2018, the Company had $7.6 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2018.

The following table is a reconciliation of our restructuring liability balance as of April 1, 2018:

(millions of dollars)
Restructuring liability, December 31, 2017	$8.1
Additional provisions	-
Cash payments	(0.5)
Restructuring liability, April 1, 2018	$7.6

Note 5.   Income Taxes

During the fourth quarter of 2017, the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”), was enacted in the United States. Amongst its many provisions, U.S. Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the enactment of U.S. Tax Reform, we recognized a provisional net tax benefit of $47.3 million in the fourth quarter of 2017. We are applying the guidance in Staff Account Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued by the Securities and Exchange Commission, when accounting for the enactment-date effects of U.S. Tax Reform. As permitted by SAB No. 118, some elements of the tax expense recorded in the fourth quarter of 2017 due to the enactment of U.S. Tax Reform were based on reasonable estimates and considered provisional. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation and the associated impact of these items under U.S. Tax Reform. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. See Note 5 to our consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information on this provisional net tax benefit. No adjustments to the provisional net tax benefit were recorded during the three months ended April 1, 2018.

U.S. Tax Reform also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At April 1, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

The recorded impact of U.S. Tax Reform is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we made, changes in IRS interpretations, the issuances of new guidance, legislative actions, or related interpretations in response to U.S. Tax Reform and future actions by states within the United States that have not currently adopted U.S. Tax Reform.

As of April 1, 2018, the Company had approximately $15.1 million of total unrecognized income tax benefits. Included in this amount were a total of $11.1 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.2 million during the three months ended April 1, 2018, and had an accrued balance of $1.8 million of interest and penalties as of April 1, 2018.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $9.3 million as compared to $10.1 million in the prior year.  The effective tax rate was 19.0% as compared to 22.2% in the prior year.  The lower effective tax rate was primarily due to U.S. Tax Reform.

Note 6.   Inventories

The following is a summary of inventories by major category:

	Apr. 1, 2018	Dec. 31, 2017
	(millions of dollars)
Raw materials	$84.1	$82.5
Work-in-process	7.8	7.9
Finished goods	89.5	92.3
Packaging and supplies	39.8	36.6
Total inventories	$221.2	$219.3

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $779.5 million and $779.3 as of April 1, 2018 and December 31, 2017.

Intangible assets subject to amortization as of April 1, 2018 and December 31, 2017 were as follows:

	Weighted Average Useful Life (Years)	Apr. 1, 2018		Dec. 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$199.8	$22.1	$199.8	$20.7
Technology	12	18.8	5.2	18.8	4.8
Patents and trademarks	17	6.4	5.3	6.4	5.3
Customer relationships	30	4.5	2.4	4.5	2.2
	28	$229.5	$35.0	$229.5	$33.0

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $5.9 million for the remainder of 2018, $31.6 million for 2019-2022, and $157.0 million thereafter.

Note 8.  Derivative Financial Instruments

As a multinational corporation with operations throughout the world, the Company is exposed to certain market risks. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments.  The Company’s objective is to offset gains and losses resulting from interest rates and foreign currency exposures with gains and losses on the derivative contracts used to hedge them.  The Company uses derivative financial instruments only for risk management and not for trading or speculative purposes.

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

Cash flow hedges:

For derivative instruments that are designated and qualify as cash flow hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.  The Company subsequently reclassifies the effective portion of gain or loss into earnings in the period during which the hedged transaction is recognized in earnings.

The Company utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The notional amount at April 1, 2018 was $186 million.  This interest rate swap is designated as a cash flow hedge.  The gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).  The fair value of this swap was an asset of $4.1 million at April 1, 2018 and recorded to other non-current assets on the Condensed Consolidated Balance Sheet.

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

Note 9.   Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Apr. 1, 2018	Dec. 31, 2017
	(millions of dollars)
Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $21.9 million and $22.7 million	$656.1	$655.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.4 million and $0.5 million	299.6	299.5
Japan Loan Facilities	5.8	5.6
China Loan Facilities	3.1	3.2
Total	$964.6	$963.6
Less: Current maturities	3.8	3.8
Long-term debt	$960.8	$959.8

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

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  Following the Second Amendment, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on May 9, 2019.  After the Second Amendment, loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.  Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.75% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors. On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance the Revolving Facility. See Note 16.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of April 1, 2018, there were no loans and $5.7 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China.  In addition, the Company has a committed loan facility in Japan.  As of April 1, 2018, on a combined basis, $8.9 million was outstanding under these loan facilities.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.4 million on these loans during the first quarter of 2018.

As of April 1, 2018, the Company had $38.4 million in uncommitted short-term bank credit lines, of which approximately $6.6 million was in use.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Service cost	$2.0	$2.1
Interest cost	3.0	3.1
Expected return on plan assets	(4.8)	(4.5)
Amortization:
Prior service cost	0.2	0.5
Recognized net actuarial loss	2.7	2.1
Net periodic benefit cost	$3.1	$3.3

	Other Benefits
	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Service cost	$0.1	$0.1
Interest cost	0.1	0.1
Amortization:
Prior service cost	(0.3)	(0.8)
Recognized net actuarial (gain)/loss	(0.2)	(0.1)
Net periodic benefit cost	$(0.3)	$(0.7)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $15.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2018.  As of April 1, 2018, $3.9 million has been contributed to the pension plans.

On January 1, 2018, the Company retrospectively adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  Under the new guidance, the Company classifies all net periodic benefit costs within the “Other non-operating income (deductions), net” line item on the consolidated statement of income.  The line item classification changes required by the guidance did not impact the Company’s pre-tax earnings or net income; however, “Income from operations” and “Other non-operating income (deductions), net” changed by immaterial offsetting amounts.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

Amounts Reclassified Out of Accumulated Other Comprehensive Loss	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.4	$1.7
Tax	(0.5)	(0.5)
Net of tax	$1.9	$1.2

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Cash Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2017	$(104.1)	$(86.5)	$4.5	$(186.1)

Other comprehensive income before reclassifications	14.7	-	1.6	16.3
Amounts reclassified from AOCI	-	1.9	-	1.9
Net current period other comprehensive income	14.7	1.9	1.6	18.2
Balance as of April 1, 2018	$(89.4)	$(84.6)	$6.1	$(167.9)

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

The following is a reconciliation of asset retirement obligations as of April 1, 2018:

(millions of dollars)
Asset retirement liability, December 31, 2017	$22.1
Accretion expense	0.1
Other	(1.1)
Payments	(0.6)
Foreign currency translation	0.1
Asset retirement liability, April 1, 2018	$20.6

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.3 million is included in other current liabilities and the long-term portion of the liability of approximately $20.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 1, 2018.

Note 13. Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy (“Armada”) filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.   AMCOL won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. On March 26, 2018, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s dismissal of such counts.  The Company does not expect that the outcome of the one remaining count of the Armada lawsuit will have a material effect on our financial position, results of operations or cash flows.

Certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 22 pending asbestos cases.  To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Three new asbestos cases were filed during the first quarter of 2018, including one new case naming AMCOL as a defendant.  One asbestos case was dismissed during the first quarter.   No silica cases were dismissed during the period.   Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 22 pending asbestos cases, 14 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations.  We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (“PCBs”) and mercury at a portion of the site.  We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks.  We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 1, 2018.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility’s wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 1, 2018.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 14.  Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI						Total
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests
	(millions of dollars)
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	-	-	39.9	-	-	1.2	41.1
Other comprehensive income	-	-	-	18.2	-	0.5	18.7
Dividends declared	-	-	(1.8)	-	-	-	(1.8)
Dividends to non-controlling interest	-	-	-	-	-	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	-	0.5	-	-	-	-	0.5
Stock based compensation	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(5.7)	-	(5.7)
Balance as of April 1, 2018	$4.9	$423.2	$1,645.3	$(167.9)	$(602.7)	$29.0	$1,331.8

The income attributable to non-controlling interests for the three-month periods ended April 1, 2018 and April 2, 2017 was from continuing operations.  The remainder of income was attributable to MTI.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 15.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources.  The Company has 4 reportable segments:  Specialty Minerals, Performance Materials, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three-month periods ended April 1, 2018 and April 2, 2017 is as follows:

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Net Sales
Performance Materials	$187.3	$169.9
Specialty Minerals	149.6	146.2
Refractories	75.3	70.2
Energy Services	19.1	18.7
Total	$431.3	$405.0

Income from Operations
Performance Materials	$26.2	$28.8
Specialty Minerals	24.1	24.4
Refractories	12.8	9.2
Energy Services	1.5	1.7
Total	$64.6	$64.1

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income from operations before provision for taxes on income
	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Income from operations for reportable segments	$64.6	$64.1
Acquisition related transaction and integration costs	(0.4)	(1.5)
Unallocated corporate expenses	(1.6)	(0.5)
Consolidated income from operations	62.6	62.1
Non-operating deductions, net	(13.4)	(16.6)

Income from continuing operations before provision for taxes on income	$49.2	$45.5

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The Company’s sales by product category are as follows:

	Three Months Ended
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Paper PCC	$97.0	$93.4
Specialty PCC	17.0	17.0
Talc	13.1	14.3
Ground Calcium Carbonate	22.5	21.5
Metalcasting	79.2	66.6
Household, Personal Care and Specialty Products	48.7	41.1
Environmental Products	12.7	10.6
Building Materials	18.9	17.4
Basic Minerals	27.8	34.2
Refractory Products	62.3	56.7
Metallurgical Products	13.0	13.5
Energy Services	19.1	18.7
Total	$431.3	$405.0

  Note 16.  Subsequent Events

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding, B.V. (“Sivomatic”), a leading European supplier of premium pet litter products. Sivomatic is a vertically integrated manufacturer, with production facilities in the Netherlands, Austria and Turkey. With a leading position in premier clumping products, their product portfolio spans the range of pet litter derived from bentonite, sourced predominantly from wholly-owned mines in Turkey. Sivomatic has approximately 115 employees and generated revenue of €73 million in 2017. The acquisition was financed through a combination of cash on hand and the Company’s credit facilities.

On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance its $200 million Revolving Facility.  As amended, the Revolving Facility has been increased to $300 million in aggregate commitments, maturing on April 18, 2023.  Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum, subject to decrease by up to 25 basis points in the event that, and for as long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of April 1, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 1, 2018 and April 2, 2017, the related condensed consolidated statements of cash flows for the three-month periods ended April 1, 2018 and April 2, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

New York, New York
May 4, 2018

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the first quarter of 2018 were $431.3 million as compared with $405.0 million in the prior year.   Income from operations was $62.6 million and represented 14.5% of sales as compared with $62.1 million and 15.3% of sales in the prior year.   Net income was $39.9 million as compared to $34.6 million in the first quarter of 2017.

Diluted earnings in the first quarter ended April 1, 2018 were $1.12 per share.  Included in pre-tax income and earnings per share were $0.4 million acquisition related transaction costs.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development with a focus on operational excellence and productivity improvements.  As a result, our sales in China and Asia continue to grow, driven by increased penetration in China from our Metalcasting business.

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding B.V. (“Sivomatic”), a leading European supplier of premium pet litter products. Sivomatic is a vertically integrated manufacturer, with production facilities in the Netherlands, Austria and Turkey. With a leading position in premier clumping products, their product portfolio spans the range of pet litter derived from bentonite, sourced predominantly from wholly-owned mines in Turkey.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $227 million as of April 1, 2018. Cash flow from operations as $36 million for the quarter.  Our intention is to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, debt reduction and selective share repurchases.

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

•	Further penetration into the packaging segment of the paper industry.
•	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
•	Expand the Company’s PCC coating product line using the satellite model.
•	Increase our presence and gain penetration of our bentonite based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
•	Increase our presence and market share in global pet care products, particularly in emerging markets.
•	Deploy new products in pet care such as lightweight litter.
•	Promote the Company’s expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
•	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
•	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
•	Deploy new talc and GCC products in paint, coating and packaging applications.
•	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.

Index
•	Expand our solid core wire product line into BRIC, Middle Eastern and other Asian countries.
•	Deploy our laser measurement technologies into new applications.
•	Expand our refractory maintenance model to other steel makers globally.
•	Increase our presence and market share in Asia and in the global powdered detergent market.
•	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
•	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
•	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
•	Increase our presence and market penetration in offshore produced water and offshore filtration and well testing within the Energy Services segment.
•	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
•	Continue to explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Index
Results of Operations

Three months ended April 1, 2018 as compared with three months ended April 2, 2017

Consolidated Income Statement Review

	Three Months Ended,		Growth
	Apr. 1, 2018	Apr. 2, 2017	$	%
	(Dollars in millions)
Net sales	$431.3	$405.0	$26.3	6.5%
Cost of sales	317.8	291.3	26.5	9.1%
Production margin	113.5	113.7	(0.2)	-0.2%
Production margin %	26.3%	28.1%

Marketing and administrative expenses	44.4	44.0	0.4	0.9%
Research and development expenses	6.1	5.8	0.3	5.2%
Acquisition related transaction and integration costs	0.4	1.5	(1.1)	-73.3%
Restructuring and other items, net	-	0.3	(0.3)	100.0%
			-
Income from operations	62.6	62.1	0.5	0.8%
Operating margin %	14.5%	15.3%

Interest expense, net	(10.7)	(11.8)	1.1	-9.3%
Debt modification costs and fees	-	(3.9)	3.9	*
Other non-operating income (deductions), net	(2.7)	(0.9)	(1.8)	*
Total non-operating deductions, net	(13.4)	(16.6)	3.2	-19.3%

Income before provision for taxes and equity in earnings	49.2	45.5	3.7	8.1%
Provision for taxes on income	9.3	10.1	(0.8)	-7.9%
Effective tax rate	18.9%	22.2%

Equity in earnings of affiliates, net of tax	1.2	0.2	1.0	500.0%

Net income	41.1	35.6	5.5	15.4%

Net income attributable to non-controlling interests	1.2	1.0	0.2	20.0%
Net income attributable to Minerals Technologies Inc. (MTI)	$39.9	$34.6	$5.3	$15.3%

Index
Net Sales

	Three Months Ended Apr. 1, 2018		% Growth	Three Months Ended Apr. 2, 2017
	Net Sales	% of Total Sales		Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$232.3	53.9%	3.6%	$224.3	55.4%
International	199.0	46.1%	10.1%	180.7	44.6%
Total sales	$431.3	100.0%	6.5%	$405.0	100.0%

Performance Materials Segment	$187.3	43.4%	10.2%	$169.9	42.0%
Specialty Minerals Segment	149.6	34.7%	2.3%	146.2	36.1%
Refractories Segment	75.3	17.5%	7.3%	70.2	17.3%
Energy Services Segment	19.1	4.4%	2.1%	18.7	4.6%
Total sales	$431.3	100.0%	6.5%	$405.0	100.0%

Worldwide sales were $431.3 million in the first quarter of 2018 as compared with $405.0 million in the prior year.  Foreign exchange had a favorable impact on sales of approximately $17.8 million, or 4%. Net sales in the United States increased 3.6% to $232.3 million as compared with $224.3 million in the prior year.  International sales increased 10.1% to $199.0 million from $180.7 million in the prior year.

Operating Costs and Expenses

Cost of sales was $317.8 million, an increase of 9.1% from prior year and was 73.7% of sales as compared with 71.9% of sales in the prior year.  Gross margin in the first quarter of 2018 was 26.3% of sales compared to 28.1% in the prior year. The decrease in gross margin percentage was primarily attributable to reduction in profitability in the Basic Minerals product line within the Performance Materials segment due to a reduction in pricing and volumes of bulk chromite. The Company plans to exit its bulk chromite operations in South Africa.

Marketing and administrative costs were $44.4 million as compared to $44.0 million in prior year.

Research and development expenses were $6.1 million as compared to $5.8 million in the prior year.

The Company incurred charges of $0.4 million and $1.5 million for acquisition-related transaction and integration costs during the three months ended April 1, 2018 and April 2, 2017, respectively.  In addition, there were $0.3 million of restructuring charges during the three months ended April 2, 2017.

Income from Operations

The Company recorded income from operations of $62.6 million as compared to $62.1 million in the comparable prior year period.  Operating income was 14.5% of sales in the first quarter of 2018 compared with 15.3% of sales in 2017.

Other Non-Operating Deductions

The Company recorded non-operating deductions of $13.4 million in the first quarter of 2018 as compared with $16.6 million in the prior year.  The $13.4 million in 2018 is primarily comprised of $10.7 million of interest expense and $0.7 million foreign exchange losses.  The $16.6 million in the prior year is primarily comprised of $11.8 million of net interest expense, $3.9 million in debt modification costs and fees relating to the February 2017 repricing of the variable tranche of the Company’s Term Loan debt, partially offset by $0.6 million in foreign exchange gains.

Index
Provision for Taxes on Income

Provision for taxes on income was $9.3 million as compared to $10.1 million in the prior year.  The effective tax rate was 19.0% as compared to 22.2% in the prior year.  The reduction in the effective tax rate during 2018 was primarily due to the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted in December 2017.

Consolidated Net Income

Consolidated net income was $41.1 million for the three months ended April 1, 2018 compared with $35.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

Performance Materials Segment

Performance Materials Segment	Three Months Ended		Growth
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Net Sales
Metalcasting	$79.2	$66.6	$12.6	18.9%
Household, Personal Care and Specialty Products	48.7	41.1	7.6	18.5%
Environmental Products	12.7	10.6	2.1	19.8%
Building Materials	18.9	17.4	1.5	8.6%
Basic Minerals	27.8	34.2	(6.4)	-18.7%
Total net sales	$187.3	$169.9	$17.4	10.2%

Income from operations	$26.2	$28.8
% of net sales	14.0%	17.0%

Net sales in the Performance Materials segment increased 10.2% to $187.3 million from $169.9 million in the prior year.  Sales in metalcasting increased 18.9% to $79.2 million, primarily due to higher volumes in all regions.  Household, Personal Care and Specialty Products sales increased 18.5% to $48.7 million, primarily due to higher pet care revenue and increased European fabric care sales. Building Materials sales increased 8.6% to $18.9 million due to several large projects in the U.S. and Environmental Products sales increased 19.8% to $12.7 million due to higher volumes in the U.S.  These sales were partially offset by decreased Basic Minerals sales of 18.7% to $27.8 million due to the planned exit of bulk chromite operations in South Africa.

Income from operations was $26.2 million and 14.0% of sales as compared to $28.8 million and 17.0% of sales in the prior year.  Operating income growth in Metalcasting, Household, Personal Care & Specialty, and Building Materials was more than offset by the decline in bulk chromite which impacted year over year operating income by approximately $7 million.

Index
Specialty Minerals Segment

Specialty Minerals Segment	Three Months Ended		Growth
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Net Sales
Paper PCC	$97.0	$93.4	$3.6	3.9%
Specialty PCC	17.0	17.0	-	0.0%
PCC Products	$114.0	$110.4	$3.6	3.3%

Talc	$13.1	$14.3	$(1.2)	-8.4%
Ground Calcium Carbonate	22.5	21.5	1.0	4.7%
Processed Minerals Products	$35.6	$35.8	$(0.2)	-0.6%

Total net sales	$149.6	$146.2	$3.4	2.3%

Income from operations	$24.1	$24.4	$(0.3)	-1.2%
% of net sales	16.1%	16.7%

Worldwide net sales in the Specialty Minerals segment, which consists of the Precipitated Calcium Carbonate (PCC) and Processed Minerals product lines, were $149.6 million, an increase of $3.4 million or 2.3% compared to the prior year.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 3.3% to $114.0 million from $110.4 million in the prior year.  Paper PCC sales increased 3.9% to $97.0 million as compared with $93.4 million in the prior year, primarily due to higher sales in Asia, Europe and Latin America which were partially offset by reduced sales in North America.

Net sales of Processed Minerals products were $35.6 million, approximately the same level as the prior year.  Ground Calcium Carbonate sales increased by $1.0 million or 4.7% from prior year due to higher volumes within the construction and automotive markets.  Talc sales decreased by $1.2 million or 8.4% from prior year due lower volumes.

Income from operations for the Specialty Minerals segment was $24.1 million and represented 16.1% of sales as compared with $24.4 million and 16.7% of sales in the prior year.  Operating margins in the first quarter were impacted by higher energy costs and severe weather conditions in the U.S.

Refractories  Segment

Refractories Segment	Three Months Ended		Growth
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)
Net Sales
Refractory Products	$62.3	$56.7	$5.6	9.9%
Metallurgical Products	13.0	13.5	(0.5)	-3.7%
Total net sales	$75.3	$70.2	$5.1	7.3%

Income from operations	$12.8	$9.2	$3.6	39.1%
% of net sales	17.0%	13.1%

Net sales in the Refractories segment increased 7.3% to $75.3 million from $70.2 million in the prior year.   Sales of refractory products and systems to steel and other industrial applications increased 9.9% to $62.3 million primarily due to higher volumes.  This was partially offset by lower sales in the Metallurgical Products product line.

Index
Income from operations increased 39.1% to $12.8 million from $9.2 million in the prior year and represented 17.0% of sales as compared with 13.1% of sales in 2017.

Energy Services Segment

Energy Services Segment	Three Months Ended		Growth
	Apr. 1, 2018	Apr. 2, 2017
	(millions of dollars)

Net Sales	$19.1	$18.7	$0.4	2.1%

Income (loss) from operations	$1.5	$1.7	$(0.2)	-11.8%
% of net sales	7.9%	9.1%

Net sales in the Energy Services segment were $19.1 million, a 2.1% increase from the $18.7 million recorded in the prior year, primarily driven by higher filtration activity.

Operating income was $1.5 million, a decrease of 11.8% from prior year levels, primarily due to the mix of sales activity in the quarter.

Liquidity and Capital Resources

Cash provided from continuing operations during the three months ended April 1, 2018, was approximately $35.7 million.  Cash flows provided from operations during the first three months of 2018 were principally used to fund capital expenditures, repurchase shares and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2018 - $3.8 million; 2019 - $0.6 million; 2020 - $0.6 million; 2021 - $303.8 million; 2022 - $0.0 million; thereafter - $678.0 million.

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

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance the Revolving Facility.  As amended, the Revolving Facility has been increased to $300 million in aggregate commitments.  Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023.  Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.   Loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The loans under the fixed rate tranche of the Term Facility are subject to prepayment premiums in the event of certain prepayments prior to the third anniversary of the effective date of the First Amendment. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

Index
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of April 1, 2018, there were no loans and $5.7 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China.  In addition, the Company has a committed loan facility in Japan.  As of April 1, 2018, on a combined basis, $8.9 million was outstanding under these loan facilities.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.4 million on these loans during the first quarter of 2018.

As of April 1, 2018, the Company had $38.4 million in uncommitted short-term bank credit lines, of which approximately $6.6 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2018 should be between $70.0 million and $80.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at April 1, 2018 was an asset of $4.1 million.

On September 21, 2017, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 after the previous program expired.  As of April 1, 2018, 82,174 shares were repurchased under this program for $5.7 million, or an average price of approximately $69.64 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements.  The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended April 1, 2018, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Index
Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made.  A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements.  Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.  Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof.  Investors should refer to the Company’s subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly.  Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company has performed a high level analysis of its current lease portfolio and is in process of establishing a cross-functional project team to assist in the implementation of this ASU.  Based on the current status of this assessment, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit.  The guidance is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements. We are currently evaluating the timing of adoption of this standard.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The guidance is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the timing of adoption of this standard.

Index
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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  A portion of our long-term bank debt bears interest at variable rates; therefore our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $4.9 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at April 1, 2018 was an asset of $4.1 million.

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

Changes in Internal Control Over Financial Reporting

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09, “Revenue from Contracts with Customers”. Adoption of this standard did not have a material impact on the Company’s financials, however we did implement changes to our processes related to revenue recognition and related control activities.  These included an update to our accounting policies based on the five-step model and implementation of controls to ensure ongoing contract review and assessment.

Index
Except as described above, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended April 1, 2018  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy (“Armada”) filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries ( Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois , Case No. 13 CV 3455).  We acquired AMCOL and its subsidiaries on May 9, 2014. A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India (“AML”).  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment (“COA”) with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments, which led Armada to file arbitrations in London against AML, one for each COA. AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada’s efforts to collect the arbitration award.  AMCOL won a motion for judgement on the pleadings that resulted in the successful dismissal of all but one count in the complaint, including a dismissal of all counts alleging violations of Illinois’ Fraudulent Transfer laws and federal RICO violations. On March 26, 2018, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s dismissal of such counts.  The Company does not expect that the outcome of the one remaining count of the Armada lawsuit will have a material effect on our financial position, results of operations or cash flows.

Silica and Asbestos Litigation

Certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 22 pending asbestos cases.  To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Three new asbestos cases were filed during the first quarter of 2018, including one new case naming AMCOL as a defendant.  One asbestos case was dismissed during the first quarter.  No silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. Of the 22 pending asbestos cases, 14 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure. The remaining two cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Index
Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations.  We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls (“PCBs”) and mercury at a portion of the site.  We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks.  We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of April 1, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility’s wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of April 1, 2018.

ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report.  There have been no material changes to our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 28	-	-	-	$150,000,000
January 29 - February 25	25,927	$68.82	25,927	$148,215,719
February 25 - April 1	56,247	$70.01	82,174	$144,277,662
Total	82,174	$69.64

On September 21, 2017, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 after the previous program expired.  As of April 1, 2018, 82,174 shares were repurchased under this program for $5.7 million, or an average price of approximately $69.64 per share.

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

3.1
By-Laws of Minerals Technologies Inc., as amended and restated effective March 13, 2018 (incorporated by reference to the Exhibit 3.1 filed with the Company’s Current Report on form 8-K filed on March 19, 2018).

10.1
Third Amendment And Incremental Facility Amendment, dated as of April 18, 2018, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Exhibit 10.1 filed with the Company’s Current Report on form 8-K filed on April 20, 2018).

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

May 4, 2018