Form 10-Q
period 2018-07-01
MINERALS TECHNOLOGIES INC
filed 2018-08-03
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at July 23, 2018 35,305,141

MINERALS TECHNOLOGIES INC.

Index
PART 1.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in millions, except per share data)
Product sales	$445.0	$396.2	$857.2	$782.5
Service revenue	19.7	17.9	38.8	36.6
Total net sales	464.7	414.1	896.0	819.1

Cost of goods sold	335.3	282.7	640.3	561.7
Cost of service revenue	13.5	11.7	26.3	24.0
Total cost of sales	348.8	294.4	666.6	585.7

Production margin	115.9	119.7	229.4	233.4

Marketing and administrative expenses	45.3	43.6	89.7	87.6
Research and development expenses	6.4	6.1	12.5	11.9
Acquisition-related transaction and integration costs	1.0	0.8	1.4	2.3
Restructuring and other items, net	0.4	0.2	0.4	0.5

Income from operations	62.8	69.0	125.4	131.1

Interest expense, net	(11.5)	(10.2)	(22.2)	(22.0)
Debt modification costs and fees	-	-	-	(3.9)
Other non-operating income (deductions), net	3.1	(1.7)	0.4	(2.6)
Total non-operating deductions, net	(8.4)	(11.9)	(21.8)	(28.5)

Income from continuing operations before provision for taxes and equity in earnings	54.4	57.1	103.6	102.6
Provision for taxes on income	10.3	13.4	19.6	23.5
Equity in earnings of affiliates, net of tax	1.1	0.1	2.3	0.3

Consolidated net income	45.2	43.8	86.3	79.4
Less:
Net income attributable to non-controlling interests	1.1	0.8	2.3	1.8
Net income attributable to Minerals Technologies Inc. (MTI)	$44.1	$43.0	$84.0	$77.6

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$1.25	$1.23	$2.37	$2.21

Diluted:
Income from continuing operations attributable to MTI	$1.24	$1.21	$2.36	$2.18

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	35.3	35.1	35.4	35.1
Diluted	35.6	35.6	35.6	35.6

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Consolidated net income	$45.2	$43.8	$86.3	$79.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(54.5)	13.1	(39.1)	26.1
Pension and postretirement plan adjustments	1.9	1.3	3.7	2.5
Unrealized gains (losses) on derivatives	(1.3)	(0.4)	0.3	(0.3)
Total other comprehensive income (loss), net of tax	(53.9)	14.0	(35.1)	28.3
Total comprehensive income (loss) including non-controlling interests	(8.7)	57.8	51.2	107.7
Comprehensive income (loss) attributable to non-controlling interests	0.5	(1.2)	(1.3)	(2.7)
Comprehensive income (loss) attributable to MTI	$(8.2)	$56.6	$49.9	$105.0

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC.  AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2018*	December 31, 2017**
	(millions of dollars)
ASSETS

Current assets:
Cash and cash equivalents	$203.0	$212.2
Short-term investments, at cost which approximates market	2.9	2.7
Accounts receivable, net	420.3	383.0
Inventories	235.5	219.3
Prepaid expenses and other current assets	37.4	35.0
Total current assets	899.1	852.2

Property, plant and equipment	2,254.2	2,219.6
Less accumulated depreciation and depletion	(1,132.3)	(1,158.3)
Property, plant and equipment, net	1,121.9	1,061.3
Goodwill	810.6	779.3
Intangible assets	212.4	196.5
Deferred income taxes	25.6	25.6
Other assets and deferred charges	58.8	55.5
Total assets	$3,128.4	$2,970.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$118.2	$6.3
Current maturities of long-term debt	3.0	3.8
Accounts payable	195.7	179.0
Other current liabilities	115.5	120.9
Total current liabilities	432.4	310.0

Long-term debt, net of unamortized discount and deferred financing costs	966.1	959.8
Deferred income taxes	163.5	159.4
Accrued pension and post-retirement benefits	142.1	155.0
Other non-current liabilities	106.9	107.1
Total liabilities	1,811.0	1,691.3

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	426.9	422.7
Retained earnings	1,687.7	1,607.2
Accumulated other comprehensive loss	(220.2)	(186.1)
Less common stock held in treasury	(610.4)	(597.0)

Total MTI shareholders' equity	1,288.9	1,251.7
Non-controlling interests	28.5	27.4
Total shareholders' equity	1,317.4	1,279.1
Total liabilities and shareholders' equity	$3,128.4	$2,970.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(millions of dollars)
Operating Activities:

Consolidated net income	$86.3	$79.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	44.5	43.2
Non-cash debt modification fees	-	1.8
Other non-cash items	(2.0)	4.7
Pension plan funding	(12.3)	(3.1)
Net changes in operating assets and liabilities	(36.3)	(48.4)
Net cash provided by operating activities	80.2	77.6

Investing Activities:

Purchases of property, plant and equipment, net	(42.1)	(33.1)
Acquisition of business, net of cash acquired	(124.1)	-
Proceeds from sale of short-term investments	1.8	-
Purchases of short-term investments	(2.5)	(2.7)
Net cash used in investing activities	(166.9)	(35.8)

Financing Activities:

Debt issuance costs	(1.4)	-
Repayment of long-term debt	(6.6)	(54.8)
Issuance of short-term debt	113.0	-
Repayment of short-term debt	(1.1)	-
Purchase of common shares for treasury	(13.3)	-
Proceeds from issuance of stock under option plan	1.9	2.5
Excess tax benefits related to stock incentive programs	(3.2)	(3.5)
Dividends paid to non-controlling interests	(0.2)	(1.7)
Cash dividends paid	(3.5)	(3.5)
Net cash provided by (used in) financing activities	85.6	(61.0)

Effect of exchange rate changes on cash and cash equivalents	(8.1)	8.4

Net decrease in cash and cash equivalents	(9.2)	(10.8)
Cash and cash equivalents at beginning of period	212.2	188.5
Cash and cash equivalents at end of period	$203.0	$177.7

Supplemental disclosure of cash flow information:
Interest paid	$22.1	$22.0
Income taxes paid	$20.9	$29.3

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.3	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included.  The results for the three-month and six-month periods ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Certain reclassifications were made to prior year amounts to conform to current year presentation as a result of the adoption of ASU 2017-07.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services.

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

-  The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  This segment offers a range of patented and unpatented technologies, products and services to the upstream and downstream oil and gas sector throughout the world.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly.  Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and related disclosures.  The Company has performed a high level analysis of its current lease portfolio and has established a cross-functional project team to assist in the implementation of this ASU.  Based on the current status of this assessment, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  The guidance is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the timing of adoption of this standard.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2018, the  Company adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost.  All other components of net periodic benefit cost will be presented outside operating income.  The provisions have been applied retrospectively for the income statement presentation requirements.  Prior to the adoption of the guidance, the Company classified all net periodic benefit costs within operating costs, primarily within “Marketing and administrative expenses” on the Condensed Consolidated Statement of Income.  The line item classification changes required by the guidance did not impact the Company’s pre-tax earnings or net income; however, “Income from operations” and “Other non-operating income (deductions), net” changed by immaterial offsetting amounts.  As a result of the accounting change, the Company reclassified approximately $0.5 million and $0.9 million from marketing and administrative expenses to other deductions for the three and six month periods ended July 2, 2017 to conform to the current year presentation.

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

On January 1, 2018, the Company adopted the provisions of ASU 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The adoption of this new guidance did not have an impact on the Company’s financial statements.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates our revenue by major source (product line) for the three and six month periods ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Net Sales
Metalcasting	$88.8	$75.7	$168.0	$142.3
Household, Personal Care and Specialty Products	58.6	39.7	107.3	80.8
Environmental Products	25.2	19.6	37.9	30.2
Building Materials	18.0	20.2	36.9	37.6
Basic Minerals	23.9	25.1	51.7	59.3
Performance Materials	214.5	180.3	401.8	350.2

Paper PCC	94.5	92.3	191.5	185.7
Specialty PCC	17.3	17.4	34.3	34.4
Ground Calcium Carbonate	25.2	23.3	47.7	44.8
Talc	13.9	14.0	27.0	28.3
Specialty Minerals	150.9	147.0	300.5	293.2

Refractory Products	66.7	56.1	129.0	112.8
Metallurgical Products	12.9	12.8	25.9	26.3
Refractories	79.6	68.9	154.9	139.1

Energy Services	19.7	17.9	38.8	36.6

Total	$464.7	$414.1	$896.0	$819.1

Note 3.	Business Combination

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding B.V. (“Sivomatic”), a leading European supplier of premium pet litter products.  Sivomatic is a vertically integrated manufacturer, with production facilities in the Netherlands, Austria and Turkey.  With a leading position in premier clumping products, Sivomatic’s product portfolio spans the range of pet litter derived from bentonite, sourced predominantly from wholly-owned mines in Turkey. The results of Sivomatic are included in our Performance Materials segment. Sivomatic has approximately 115 employees and generated revenue of €73 million in 2017.  The acquisition was financed through a combination of cash on hand and borrowings under the Company’s credit facilities.   The fair value of the total consideration transferred, net of cash acquired, was $124.1 million.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.  As of July 1, 2018, the purchase price allocation remains preliminary as the Company completes its assessment of property, mineral rights, certain reserves including environmental, legal and tax matters, obligations, intangible assets and deferred taxes, as well as complete our review of Sivomatic’s existing accounting policies.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s preliminary purchase price allocation for the Sivomatic acquisition:

Preliminary Allocation
(millions of dollars)
Accounts receivable	$24.4
Inventories	15.6
Other current assets	0.6
Mineral rights	35.0
Plant, property and equipment	38.0
Goodwill	32.4
Intangible assets	20.0
Total assets acquired	$166.0
Current maturity of long term debt	5.7
Accounts payable	9.0
Accrued expenses	5.8
Long term debt	5.1
Non-current deferred tax liability	16.2
Other non-current liabilities	0.1
Total liabilities assumed	$41.9
Net assets acquired	$124.1

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Sivomatic businesses and will be allocated to the Performance Materials segment. The allocation is expected to be completed during the first quarter of 2019.  Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $15.0 million with a corresponding increase to goodwill.  The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method, a Level 3 fair value input. Plant, property and equipment were valued using the cost method adjusted for age and deterioration, also a Level 3 fair value input.

Intangible assets acquired mainly include tradenames and customer relationships.  Tradenames are a Level 3 fair value input, with an estimated useful life of 25-30 years.  Customer relationships are a Level 3 fair value input, with an estimated useful life of 25-30 years.

The Company incurred $1.0 million and $1.4 million of acquisition-related costs during the three month and six month periods ended July 1, 2018, which are reflected within the Acquisition related transaction and integration costs line of the Condensed Consolidated Statements of Income.  We did not present pro forma and other financial information for the Sivomatic acquisition, as this is not considered to be a material business combination.

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(in millions, except per share data)

Net income attributable to MTI	$44.1	$43.0	$84.0	$77.6

Weighted average shares outstanding	35.3	35.1	35.4	35.1
Dilutive effect of stock options and stock units	0.3	0.5	0.2	0.5
Weighted average shares outstanding, adjusted	35.6	35.6	35.6	35.6

Basic earnings per share attributable to MTI	$1.25	$1.23	$2.37	$2.21

Diluted earnings per share attributable to MTI	$1.24	$1.21	$2.36	$2.18

Options to purchase 357,771 shares and 186,583 shares of common stock for the three-month and six-month periods ended July 1, 2018 and July 2, 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.	Restructuring and Other Items, net

At July 1, 2018, the Company had $6.4 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives.  The Company expects to pay these amounts by the end of December 2018.

The following table is a reconciliation of our restructuring liability balance as of July 1, 2018:

(millions of dollars)
Restructuring liability, December 31, 2017	$8.1
Additional provisions	0.4
Cash payments	(2.1)
Restructuring liability, July 1, 2018	$6.4

Note 6.	Income Taxes

During the fourth quarter of 2017, the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”), was enacted in the United States. Amongst its many provisions, U.S. Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the enactment of U.S. Tax Reform, we recognized a provisional net tax benefit of $47.3 million in the fourth quarter of 2017. We are applying the guidance in Staff Account Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued by the Securities and Exchange Commission, when accounting for the enactment-date effects of U.S. Tax Reform. As permitted by SAB No. 118, some elements of the tax expense recorded in the fourth quarter of 2017 due to the enactment of U.S. Tax Reform were based on reasonable estimates and considered provisional. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation and the associated impact of these items under U.S. Tax Reform. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. See Note 5 to our consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further information on this provisional net tax benefit. No adjustments to the provisional net tax benefit were recorded during the six months ended July 1, 2018.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Tax Reform also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (“GILTI”), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At July 1, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

The recorded impact of U.S. Tax Reform is provisional and the final amount may differ, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we made, changes in IRS interpretations, the issuances of new guidance, legislative actions, or related interpretations in response to U.S. Tax Reform and future actions by states within the United States that have not conformed their tax laws to U.S. Tax Reform.

As of July 1, 2018, the Company had approximately $15.4 million of total unrecognized income tax benefits. Included in this amount were a total of $11.1 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.2 million and $0.5 million during the three and six-months ended July 1, 2018 and had an accrued balance of $2.0 million of interest and penalties as of July 1, 2018.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $10.3 million and $19.6 million during the three and six months ended July 1, 2018, respectively.  The effective tax rate was 18.9% as compared to 22.9% in the prior year.  The lower effective tax rate was primarily due to U.S. Tax Reform.

Note 7.	Inventories

The following is a summary of inventories by major category:

	July 1, 2018	December 31, 2017
	(millions of dollars)
Raw materials	$91.4	$82.5
Work-in-process	7.4	7.9
Finished goods	95.3	92.3
Packaging and supplies	41.4	36.6
Total inventories	$235.5	$219.3

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $810.6 million, and $779.3 million as of July 1, 2018 and December 31, 2017, respectively.  The net change in goodwill since December 31, 2017 was primarily attributable to the acquisition of Sivomatic (see Note 3 to the Condensed Consolidated Financial Statements).

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets subject to amortization as of July 1, 2018 and December 31, 2017 were as follows:

		July 1, 2018		Dec. 31, 2017
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(millions of dollars)
Tradenames	34	$209.8	$23.3	$199.8	$20.7
Technology	12	18.8	5.6	18.8	4.8
Patents and trademarks	17	6.4	5.4	6.4	5.3
Customer relationships	30	14.5	2.8	4.5	2.2
	28	$249.5	$37.1	$229.5	$33.0

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years.  Estimated amortization expense is $4.3 million for the remainder of 2018, $34.8 million for 2019–2022 and $173.3 million thereafter.

Note 9.	Derivative Financial Instruments

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

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $0.9 million at July 1, 2018 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million.  The notional amount was $171 million at July 1, 2018.  The fair value of this swap is an asset of $4.0 million at July 1, 2018 and is recorded in other non-current assets on the Condensed Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  The gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries. During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity. The fair value of this swap is a liability of $0.8 million at July 1, 2018 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet. Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

The fair value of our interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.

Note 10.	Long-Term Debt and Commitments

The following is a summary of long-term debt:

	July 1, 2018	December 31, 2017
	(millions of dollars)
Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $21.1 million and $22.7 million	$656.9	$655.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.4 million and $0.5 million	299.6	299.5
Netherlands Term Loan due 2020	4.7	-
Netherlands Term Loan due 2022	1.5	-
Japan Loan Facilities	5.4	5.6
China Loan Facilities	1.0	3.2
Total	$969.1	$963.6
Less: Current maturities	3.0	3.8
Long-term debt	$966.1	$959.8

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1.560 billion senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.   On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance the Revolving Facility.  As amended, the Revolving Facility has been increased to $300 million in aggregate commitments.  Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023.  Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.  After the Third Amendment,  loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.   The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

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

As of July 1, 2018, there were $113 million in outstanding loans and $5.9 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China.  In addition, the Company has a committed loan facility in Japan.  As of July 1, 2018, on a combined basis, $6.4 million was outstanding under these loan facilities.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $2.5 million on these loans during the first half of 2018.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments. During the second quarter of 2018, the Company repaid $4.1 million on these loans.

As of July 1, 2018, the Company had $36.8 million in uncommitted short-term bank credit lines, of which approximately $5.2 million was in use.

Note 11.	Benefit Plans

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

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Service cost	$2.0	$2.1	$3.9	$4.1
Interest cost	3.0	3.1	6.1	6.2
Expected return on plan assets	(4.8)	(4.6)	(9.6)	(9.1)
Amortization:
Prior service cost	0.1	0.6	0.2	1.2
Recognized net actuarial loss	2.7	2.1	5.5	4.2
Net periodic benefit cost	$3.0	$3.3	$6.1	$6.6

	Other Benefits
	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	-	0.1	0.1	0.1
Amortization:
Prior service cost	(0.2)	(0.8)	(0.4)	(1.5)
Recognized net actuarial (gain) loss	(0.2)	(0.1)	(0.4)	(0.2)
Net periodic benefit cost	$(0.3)	$(0.7)	$(0.6)	$(1.4)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $20.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2018.  As of July 1, 2018, $12.2 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

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

Note 12.	Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other Comprehensive Loss	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Amortization of pension items:
Pre-tax amount	$2.4	$1.8	$4.9	$3.7
Tax	(0.5)	(0.5)	(1.2)	(1.2)
Net of tax	$1.9	$1.3	$3.7	$2.5

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivatives	Total
	(millions of dollars)

Balance as of December 31, 2017	$(104.1)	$(86.5)	$4.5	$(186.1)

Other comprehensive loss before reclassifications	(38.2)	-	-	(38.2)
Amounts reclassified from AOCI	-	3.7	0.4	4.1
Net current period other comprehensive income (loss)	(38.2)	3.7	0.4	(34.1)
Balance as of July 1, 2018	$(142.3)	$(82.8)	$4.9	$(220.2)

Note 13.	Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of July 1, 2018:

(millions of dollars)
Asset retirement liability, December 31, 2017	$22.1
Accretion expense	0.6
Other	(1.6)
Payments	(0.7)
Foreign currency translation	(0.3)
Asset retirement liability, July 1, 2018	$20.1

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.2 million is included in other current liabilities and the long-term portion of the liability of approximately $19.9 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 1, 2018.

Note 14.	Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 25 pending asbestos cases.  To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Three new asbestos cases were filed during the second quarter of 2018.  No asbestos case were dismissed during the second quarter.   No silica cases were dismissed during the period.   Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 25 pending asbestos cases, 19 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In three of the four remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the fourth remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 1, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 1, 2018.

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

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests		Total
	(millions of dollars)
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$	$ 27.4	$1,279.1

Net income	-	-	84.0	-	-		2.3	86.3
Other comprehensive income (loss)	-	-	-	(34.1)	-		(1.0)	(35.1)
Dividends declared	-	-	(3.5)	-	-		-	(3.5)
Dividends to non-controlling interests	-	-	-	-	-		(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	-	1.9	-	-	-		-	1.9
Stock based compensation	-	2.3	-	-	-		-	2.3
Purchase of common stock	-		-	-	(13.3)		-	(13.3)
Balance as of July 1, 2018	$4.9	$426.9	$1,687.7	$(220.2)	$(610.4)		$28.5	$1,317.4

The income attributable to non-controlling interests for the six-month periods ended July 1, 2018 and July 2, 2017 was from continuing operations. The remainder of income was attributable to MTI.

Note 16.	Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources.  The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements.  Segment information for the three and six-month periods ended July 1, 2018 and July 2, 2017 is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Net Sales
Performance Materials	$214.5	$180.3	$401.8	$350.2
Specialty Minerals	150.9	147.0	300.5	293.2
Refractories	79.6	68.9	154.9	139.1
Energy Services	19.7	17.9	38.8	36.6
Total	$464.7	$414.1	$896.0	$819.1

Income from Operations
Performance Materials	$29.6	$32.2	$55.8	$61.0
Specialty Minerals	25.1	26.9	49.2	51.3
Refractories	10.3	10.5	23.1	19.7
Energy Services	0.7	0.8	2.2	2.5
Total	$65.7	$70.4	$130.3	$134.5

Index
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Income From Operations Before Provision For Taxes on Income
	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Income from operations for reportable segments	$65.7	$70.4	$130.3	$134.5
Acquisition-related transaction and integration costs	(1.0)	(0.8)	(1.4)	(2.3)
Unallocated corporate expenses	(1.9)	(0.6)	(3.5)	(1.1)
Consolidated income from operations	62.8	69.0	125.4	131.1
Non-operating deductions, net	(8.4)	(11.9)	(21.8)	(28.5)
Income from continuing operations before provision for taxes on income	$54.4	$57.1	$103.6	$102.6

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(millions of dollars)
Metalcasting	$88.8	75.7	168.0	142.3
Household, Personal Care & Specialty Products	58.6	39.7	107.3	80.8
Environmental Products	25.2	19.6	37.9	30.2
Building Materials	18.0	20.2	36.9	37.6
Basic Minerals	23.9	25.1	51.7	59.3
Paper PCC	94.5	92.3	191.5	185.7
Specialty PCC	17.3	17.4	34.3	34.4
Ground Calcium Carbonate	25.2	23.3	47.7	44.8
Talc	13.9	14.0	27.0	28.3
Refractory Products	66.7	56.1	129.0	112.8
Metallurgical Products	12.9	12.8	25.9	26.3
Energy Services	19.7	17.9	38.8	36.6
Total	$464.7	$414.1	$896.0	$819.1

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of July 1, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 1, 2018 and July 2, 2017, the related condensed consolidated statements of cash flows for the six-month periods ended July 1, 2018 and July 2, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 3, 2018

Index
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the second quarter of 2018 were $464.7 million as compared with $414.1 million in the prior year.  Income from operations was $62.8 million and represented 13.5% of sales as compared with $69.0 million and 16.7% of sales in the prior year.  Net income was $44.1 million as compared to $43.0 million in the second quarter of 2017.

Diluted earnings in the second quarter ended July 1, 2018 were $1.24 per share compared with $1.21 per share in 2017.  Included in pre-tax income and earnings per share were $1.0 million of acquisition-related transaction and integration costs, $0.4 million of restructuring charges and $0.5 million of non-cash inventory step-up charges.

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

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $205.9 million as of July 1, 2018.  Our intention is to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, debt reduction and selective share repurchases.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2018 from its existing businesses, as follows:

•
Develop multiple high-filler technologies under the FulFill® platform of products, to increase the PCC fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

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

Index
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

Index
Results of Operations

Three months ended July 1, 2018 as compared with three months ended July 2, 2017

Consolidated Income Statement Review

	Three Months Ended		Growth
	July 1, 2018	July 2, 2017%
	(Dollars in millions)
Net sales	$464.7	$414.1	12%
Cost of sales	348.8	294.4	18%
Production margin	115.9	119.7	-3%
Production margin %	24.9%	28.9%

Marketing and administrative expenses	45.3	43.6	4%
Research and development expenses	6.4	6.1	5%
Acquisition-related integration costs	1.0	0.8	25%
Restructuring and other items, net	0.4	0.2	*

Income from operations	62.8	69.0	-9%
Operating margin %	13.5%	16.7%

Interest expense, net	(11.5)	(10.2)	13%
Other non-operating income (deductions), net	3.1	(1.7)	*
Total non-operating deductions, net	(8.4)	(11.9)	-29%

Income from continuing operations before provision for taxes and equity in earnings	54.4	57.1	-5%
Provision for taxes on income	10.3	13.4	-23%
Effective tax rate	18.9%	23.5%

Equity in earnings of affiliates, net of tax	1.1	0.1	*

Net income	45.2	43.8	3%

Net income attributable to non-controlling interests	1.1	0.8	38%
Net income attributable to Minerals Technologies Inc. (MTI)	$44.1	$43.0	3%

*	Not meaningful

Net Sales

	Three Months End July 1, 2018		% Growth	Three Months Ended July 2, 2017
	Net Sales	% of Total Sales		Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$249.0	53.6%	5%	$237.2	57.3%
International	215.7	46.4%	22%	176.9	42.7%
Total sales	$464.7	100.0%	12%	$414.1	100.0%

Performance Materials Segment	$214.5	46.2%	19%	$180.3	43.5%
Specialty Minerals Segment	150.9	32.5%	3%	147.0	35.6%
Refractories	79.6	17.1%	16%	68.9	16.6%
Energy Services Segment	19.7	4.2%	10%	17.9	4.3%
Total sales	$464.7	100.0%	12%	$414.1	100.0%

Index
Worldwide net sales increased 12% to $464.7 million in the second quarter from $414.1 million in the prior year. Included in net sales in the quarter are $14.1 million of net sales of Sivomatic. Foreign exchange had a favorable impact on sales of approximately $9 million, or 2%.

Net sales in the United States increased 5% to $249.0 million from $237.2 million in the prior year.  International sales increased 22% to $215.7 million from $176.9 million in the prior year.

Operating Costs and Expenses

Cost of sales was $348.8 million and 75.1% of sales as compared with $294.4 million and 71.1% of sales in the prior year.  This increase was due primarily to higher raw material, logistics and energy costs in all segments.  Additionally, there was a $0.5 million inventory step-up charge for the three months ended July 1, 2018.

Marketing and administrative costs were $45.3 million and 9.7% of sales compared to $43.6 million and 10.5% of sales in prior year.

Research and development expenses were $6.4 million, as compared with $6.1 million in the prior year, and represented 1.4% of sales compared with 1.5% of sales.

The Company incurred charges of $1.0 million and $0.8 million for acquisition-related transaction and integration costs and $0.4 million and $0.2 million of restructuring charges during the three months ended July 1, 2018 and July 2, 2017, respectively.

Income from Operations

The Company recorded income from operations of $62.8 million as compared to $69.0 million in the prior year.  Operating income during the three months ended July 1, 2018, includes acquisition-related transaction and integration costs of $1.0 million,  restructuring charges of approximately $0.4 million, and a $0.5 million inventory step-up charge. Operating income during the three months ended July 2, 2017, includes acquisition-related integration costs of $0.8 million and restructuring charges of $0.2 million.

Other Non-Operating Income (Deductions)

In the second quarter of 2018, non-operating deductions were $8.4 million as compared with $11.9 million in the prior year. This decrease was primarily related to foreign exchange gains in the current year due to the stronger US dollar.

Provision for Taxes on Income

Provision for taxes on income was $10.3 million as compared to $13.4 million in the prior year.  The effective tax rate was 18.9% as compared to 23.5% in prior year.  The reduction in the effective tax rate during 2018 was primarily due to the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted in December 2017.

Consolidated Net Income

Consolidated net income was $44.1 million for the three months ended July 1, 2018 as compared with $43.0 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Metalcasting	$88.8	$75.7	17%
Household, Personal Care & Specialty Products	58.6	39.7	48%
Environmental Products	25.2	19.6	29%
Building Materials	18.0	20.2	-11%
Basic Minerals	23.9	25.1	-5%
Total net sales	$214.5	$180.3	19%

Income from operations	$29.6	$32.2
% of net sales	13.8%	17.9%

Net sales in the Performance Materials segment increased 19% to $214.5 million from $180.3 million in the prior year. Metalcasting sales rose 17% on higher demand in all regions. Household, Personal Care & Specialty Products sales increased 48%, primarily driven by higher pet care revenue, including the acquisition of Sivomatic, and increased European fabric care sales. Environmental Products sales rose 29% due to several large projects. These sales increases were partially offset by 11% lower sales in Building Materials, primarily due to the difference in magnitude of waterproofing projects compared to the prior year, and a 5% reduction in Basic Minerals sales.

Income from operations was $29.6 million and 13.8% of sales as compared to $32.2 million and 17.9% of sales in the prior year.  The decrease in operating income and margins were primarily due to higher raw material, logistics and energy costs.  In addition, we incurred higher mining costs due to weather-related challenges at our mines in the western United States.  These impacts were partially offset by increased selling prices and higher volume.

	Three Months Ended
Specialty Minerals Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Paper PCC	$94.5	$92.3	2%
Specialty PCC	17.3	17.4	-1%
PCC Products	$111.8	$109.7	2%

Ground Calcium Carbonate	25.2	23.3	8%
Talc	$13.9	$14.0	-1%
Processed Minerals Products	$39.1	$37.3	5%

Total net sales	$150.9	$147.0	3%

Income from operations	$25.1	$26.9	-7%
% of net sales	16.6%	18.3%

Worldwide sales in the Specialty Minerals segment were $150.9 million as compared with $147.0 million in the prior year, an increase of $3.9 million, or 3%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 2% to $111.8 million from $109.7 million in the prior year.  Paper PCC sales increased 2% to $94.5 million from $92.3 million. Higher sales in Asia and Europe were partially offset by reduced sales in the Americas. Sales of Specialty PCC decreased slightly by 1% to $17.3 million from $17.4 million in the prior year.

Index
Net sales of Processed Minerals products increased 5% to $39.1 million as Ground Calcium Carbonate sales increased 8%, driven by higher volumes in the construction market.  Talc sales decreased 1% over the prior year.

Income from operations for Specialty Minerals was $25.1 million compared with $26.9 million in the prior year.  The decrease was primarily due to higher raw material, logistics and energy costs, and  due to the timing of our contractual selling price increases in PCC and other implemented price increases that will take effect in the second half of 2018.

	Three Months Ended
Refractories Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Refractory Products	$66.7	$56.1	19%
Metallurgical Products	12.9	12.8	1%
Total net sales	$79.6	$68.9	16%

Income from operations	$10.3	$10.5	-2%
% of net sales	12.9%	15.2%

Net sales in the Refractories segment increased 16% to $79.6 million from $68.9 million in the prior year driven by higher sales of refractory products.  Sales of refractory products and systems to steel and other industrial applications increased 19% to $66.7 million. Sales of metallurgical products increased 1% to $12.9 million.

Income from operations decreased 2% to $10.3 million and was 12.9% of sales compared with 15.2% of sales in the prior year primarily due to increased raw material prices which were partially offset by higher prices and volume.

	Three Months Ended
Energy Services Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)

Net Sales	$19.7	$17.9	10%

Income from operations	$0.7	$0.8	-13%
% of net sales	3.6%	4.5%

Net sales in the Energy Services segment increased 10% to $19.7 million from $17.9 million in the prior year, primarily driven by higher filtration activity in the North Sea and higher well test activity in the Gulf of Mexico.

Operating income was $0.7 million as compared with $0.8 million in the prior year.

Index
Six months ended July 1, 2018 as compared with six months ended July 2, 2017

Consolidated Income Statement Review

	Six Months Ended		Growth
	July 1, 2018	July 2, 2017%
	(Dollars in millions)
Net sales	$896.0	$819.1	9%
Cost of sales	666.6	585.7	14%
Production margin	229.4	233.4	-2%
Production margin %	25.6%	28.5%

Marketing and administrative expenses	89.7	87.6	2%
Research and development expenses	12.5	11.9	5%
Acquisition-related transaction and integration costs	1.4	2.3	-39%
Restructuring and other items, net	0.4	0.5	-20%

Income from operations	125.4	131.1	-4%
Operating margin %	14.0%	16.0%

Interest expense, net	(22.2)	(22.0)	1%
Debt modification costs ad fees	-	(3.9)	*
Other non-operating (deductions) income, net	0.4	(2.6)	*
Total non-operating deductions, net	(21.8)	(28.5)	-24%

Income from continuing operations before provision for taxes and equity in earnings	103.6	102.6	1%
Provision for taxes on income	19.6	23.5	-17%
Effective tax rate	18.9%	22.9%

Equity in earnings of affiliates, net of tax	2.3	0.3	667%

Net income	86.3	79.4	9%

Net income attributable to non-controlling interests	2.3	1.8	28%
Net income attributable to Minerals Technologies Inc. (MTI)	$84.0	$77.6	8%

*	Not meaningful

Net Sales

	Six Months Ended July 1, 2018			Six Months Ended July 2, 2017
	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales
	(Dollars in millions)
U.S.	$481.3	53.7%	4%	$461.5	56.3%
International	414.7	46.3%	16%	357.6	43.7%
Total sales	$896.0	100.0%	9%	$819.1	100.0%

Performance Materials Segment	$401.8	44.9%	15%	$350.2	42.7%
Specialty Minerals Segment	300.5	33.5%	2%	293.2	35.8%
Refractories Segement	154.9	17.3%	11%	139.1	17.0%
Energy Services Segment	38.8	4.3%	6%	36.6	4.5%
Total sales	$896.0	100.0%	9%	$819.1	100.0%

Total sales increased $76.9 million or 9% from the previous year to $896.0 million.  Foreign exchange had a favorable impact on sales of approximately $25.4 million or 3%.

Index
Net sales in the United States increased 4% to $481.3 million from $461.5 million in the prior year.  International sales increased 16% to $414.7 million from $357.6 million in the prior year.

Operating Costs and Expenses

Cost of sales was $666.6 million, an increase of 14% from the prior year and was 74.4% of sales as compared with 71.5% in the prior year.  The decrease in gross margin percentage was primarily attributable to higher raw material, logistics and energy costs as well as a reduction in profitability in the Basic Minerals product line within the Performance Materials segment due to a reduction in pricing and volumes of bulk chromite.  The Company plans to exit its bulk chromite operations in South Africa.

Marketing and administrative costs were $89.7 million and 10.1% of sales compared to $87.6 million and 10.7% of sales in the prior year.

Research and development expenses were $12.5 million and represented 1.4% of sales for the six months ended July 1, 2018 as compared with $11.9 million and 1.5% of sales in the prior year.

During the six months ended July 1, 2018, the Company recorded $1.4 million for acquisition-related transaction and integration costs.  The Company also recorded restructuring charges of $0.4 million and a $0.5 million inventory step-up charge.

Income from Operations

The Company recorded income from operations of $125.4 million as compared to $131.1 million in the prior year.  Operating income was 14.0% of sales in the first half of 2018 as compared with 16.0% in the prior year.

Other Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $21.8 million for the six months ended July 1, 2018 as compared with $28.5 million in the prior year. The $21.8 million in the current year is comprised primarily of $22.2 million of net interest expense and foreign exchange gains.  The $28.5 million recorded in the prior year included $22.0 million of net interest expense and $3.9 million in debt modification costs and fees relating to the February 2017 repricing for the variable tranche of the Company’s Term Loan debt.

Provision for Taxes on Income

Provision for taxes was $19.6 million as compared to $23.5 million in the prior year.  The effective tax rate was 18.9% as compared to 22.9% in the prior year.  The reduction in the effective tax rate during 2018 was primarily due to U.S. Tax Reform.

Consolidated Net Income

Consolidated net income was $84.0 million during the six months ended July 1, 2018 as compared with $77.6 million in the prior year.

Index
Segment Review

The following discussions highlight the operating results for each of our four segments.

	Six Months Ended
Performance Materials Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Metalcasting	$168.0	$142.3	18%
Household, Personal Care & Specialty Products	107.3	80.8	33%
Environmental Products	37.9	30.2	25%
Building Materials	36.9	37.6	-2%
Basic Minerals	51.7	59.3	-13%
Total net sales	$401.8	$350.2	15%

Income from operations	$55.8	$61.0
% of net sales	13.9%	17.4%

Net sales in the Performance Materials segment increased 15% to $401.8 million from $350.2 million in the prior year.  Sales in Metalcasting increased 18% to $168.0 million due to higher volumes in all regions.  Household, Personal Care & Specialty Products increased 33%, primarily driven by higher pet care revenue, including from the acquisition of Sivomatic, and increased European fabric care sales. Environmental Products sales rose 25% due to several large projects. These sales increases were partially offset by 2% lower sales in Building Materials, primarily due  to the difference in magnitude of waterproofing projects compared to the prior year, and a 13% reduction in Basic Minerals sales due to the planned exit of bulk chromite operations in South Africa.

Income from operations was $55.8 million and 13.9% of sales as compared to $61.0 million and 17.4% of sales in the prior year.  The decrease in operating income was due to higher raw material, logistics and energy costs as well as declines in bulk chromite sales.

	Six Months Ended
Specialty Minerals Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Paper PCC	$191.5	$185.7	3%
Specialty PCC	34.3	34.4	0%
PCC Products	$225.8	$220.1	3%

Ground Calcium Carbonate	47.7	44.8	6%
Talc	$27.0	$28.3	-5%
Processed Minerals Products	$74.7	$73.1	2%

Total net sales	$300.5	$293.2	2%

Income from operations	$49.2	$51.3	-4%
% of net sales	16.4%	17.5%

Worldwide sales in the Specialty Minerals segment were $300.5 million as compared with $293.2 million in the prior year, an increase of 2%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 3% to $225.8 million from $220.1 million in the prior year.  Paper PCC sales increased 3% to $191.5 from $185.7 million in the prior year.

Net sales of Processed Minerals products increased 2% to $74.7 million from $73.1 million in the prior year.  Ground Calcium Carbonate sales increased 6% primarily due to higher volumes in the construction market, which was partially offset by lower talc sales.

Index
Income from operations was $49.2 million and 16.4% of net sales as compared to $51.3 million and 17.5% of sales in prior year.

	Six Months Ended
Refractories Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)
Net Sales
Refractory Products	$129.0	$112.8	14%
Metallurgical Products	25.9	26.3	-2%
Total net sales	$154.9	$139.1	11%

Income from operations	$23.1	$19.7	17%
% of net sales	14.9%	14.2%

Net sales in the Refractories segment increased 11% to $154.9 million from $139.1 million in the prior year.  Sales of refractory products and systems to steel and other industrial applications increased 14% to $129.0 million from $112.8 million on the prior year due to higher volumes. This was partially offset by lower sales in the Metallurgical Products product line, which decreased 2% to $25.9 million.

Income from operations was $23.1 million and 14.9% of sales as compared with $19.7 million and 14.2% of sales.

	Six Months Ended
Energy Services Segment	July 1, 2018	July 2, 2017	Growth
	(millions of dollars)

Net Sales	$38.8	$36.6	6%

Income from operations	$2.2	$2.5	-12%
% of net sales	5.7%	6.8%

Net sales in the Energy Services segment increased 6% to $38.8 million from $36.6 million in the prior year, primarily driven by higher filtration activity in the North Sea and the Gulf of Mexico.

Income from operations during the six months ended July 1, 2018 was $2.2 million and represented 5.7% of sales.  Income from operations was $2.5 million and 6.8% of sales during the six months ended July 2, 2017.

Liquidity and Capital Resources

Cash provided from continuing operations during the six months ended July 1, 2018, was approximately $80 million.  Cash flows provided from operations during the first six months of 2018 were principally used to fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2018 - $1.7 million; 2019 - $0.6 million; 2020 - $0.6 million; 2021 - $303.5 million; 2022 - $0.0 million; thereafter - $678.0 million.

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

Index
On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance the Revolving Facility.  As amended, the Revolving Facility has been increased to $300 million in aggregate commitments.  Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023.  Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.  After the Third Amendment,  loans under the Revolving Facility will bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year.  The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter periods preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  As of July 1, 2018, there were $113 million in outstanding loans and $5.9 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China.  In addition, the Company has a committed loan facility in Japan.  As of July 1, 2018, on a combined basis, $6.4 million was outstanding under these loan facilities.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $2.5 million on these loans during the first half of 2018.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  In the second quarter of 2018, the Company repaid $4.1 million on these loans.

As of July 1, 2018, the Company had $36.8 million in uncommitted short-term bank credit lines, of which approximately $5.2 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2018 should be between $80.0 million and $90.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

Index
On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.  The fair value of this instrument at July 1, 2018 was an asset of $4.0 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at July 1, 2018 was a liability of $1.7 million.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017.  As of July 1, 2018, 185,650 shares were repurchased under this program for $13.3 million, or an average price of approximately $71.88 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements.  The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended July 1, 2018, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Index
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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates.  We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar.  We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows.  However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations.  A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt.  An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year.  A one-percent change in interest rates would result in $5.1 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at July 1, 2018 was an asset of $4.0 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at July 1, 2018 was a liability of $1.7 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended July 1, 2018  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 25 pending asbestos cases.  To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Three new asbestos cases were filed during the second quarter of 2018.  No asbestos case were dismissed during the second quarter.  No silica cases were dismissed during the quarter.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 25 pending asbestos cases, 19 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In three of the four remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the fourth remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of July 1, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010.  The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of July 1, 2018.

Index
ITEM 1A.	Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report.  There have been no material changes to our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 2 - April 29	-	$-	82,174	$144,277,662
April 30 - May 27	49,372	$72.15	131,546	$140,715,545
May 28 - July 1	54,104	$75.03	185,650	$136,655,947
Total	103,476	$73.66

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017.  As of July 1, 2018, 185,650 shares were repurchased under this program for $13.3 million, or an average price of approximately $71.88 per share.

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

August 3, 2018