Form 10-Q
period 2018-09-30
MINERALS TECHNOLOGIES INC
filed 2018-11-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.10 par value	Outstanding at October 16, 2018 35,261,391

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and October 1, 2017 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Review Report of Independent Registered Public Accounting Firm	22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Default Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signature		38

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Product sales	$444.9	$405.4	$1,302.1	$1,187.9
Service revenue	19.2	19.0	58.0	55.6
Total net sales	464.1	424.4	1,360.1	1,243.5

Cost of goods sold	332.1	293.0	972.4	854.7
Cost of service revenue	12.8	12.2	39.1	36.2
Total cost of sales	344.9	305.2	1,011.5	890.9

Production margin	119.2	119.2	348.6	352.6

Marketing and administrative expenses	45.4	45.2	135.1	132.8
Research and development expenses	5.0	5.9	17.5	17.8
Acquisition-related transaction and integration costs	0.3	0.5	1.7	2.8
Restructuring and other items, net	0.3	0.4	0.7	0.9

Income from operations	68.2	67.2	193.6	198.3

Interest expense, net	(11.7)	(10.5)	(33.9)	(32.5)
Debt modification costs and fees	—	—	—	(3.9)
Pension settlement costs	(3.6)	—	(3.6)	—
Other non-operating deductions, net	(0.9)	(2.1)	(0.5)	(4.7)
Total non-operating deductions, net	(16.2)	(12.6)	(38.0)	(41.1)

Income before provision for taxes and equity in earnings	52.0	54.6	155.6	157.2
Provision for taxes on income	9.7	12.1	29.3	35.6
Equity in earnings of affiliates, net of tax	0.6	0.4	2.9	0.7

Consolidated net income	42.9	42.9	129.2	122.3
Less:
Net income attributable to non-controlling interests	1.0	1.2	3.3	3.0
Net income attributable to Minerals Technologies Inc. (MTI)	$41.9	$41.7	$125.9	$119.3

Earnings per share:

Basic:
Income from continuing operations attributable to MTI	$1.19	$1.18	$3.57	$3.40

Diluted:
Income from continuing operations attributable to MTI	$1.18	$1.17	$3.54	$3.35

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	35.3	35.3	35.3	35.1
Diluted	35.6	35.6	35.6	35.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Consolidated net income	$42.9	$42.9	$129.2	$122.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23.1)	8.0	(62.4)	33.8
Pension and postretirement plan adjustments	4.6	1.0	8.4	3.7
Unrealized gains (losses) on derivatives	(0.4)	0.1	(0.1)	(0.2)
Total other comprehensive income (loss), net of tax	(18.9)	9.1	(54.1)	37.3
Total comprehensive income including non-controlling interests	24.0	52.0	75.1	159.6
Comprehensive income attributable to non-controlling interests	(0.6)	(1.3)	(1.8)	(3.9)
Comprehensive income attributable to MTI	$23.4	$50.7	$73.3	$155.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Sep. 30, 2018*	Dec. 31, 2017 **

ASSETS

Current assets:
Cash and cash equivalents	$206.9	$212.2
Short-term investments, at cost which approximates market	4.3	2.7
Accounts receivable, net	410.5	383.0
Inventories	243.4	219.3
Prepaid expenses and other current assets	38.5	35.0
Total current assets	903.6	852.2

Property, plant and equipment	2,254.5	2,219.6
Less accumulated depreciation and depletion	(1,148.1)	(1,158.3)
Property, plant and equipment, net	1,106.4	1,061.3
Goodwill	808.1	779.3
Intangible assets	210.3	196.5
Deferred income taxes	26.1	25.6
Other assets and deferred charges	58.0	55.5
Total assets	$3,112.5	$2,970.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$108.3	$6.3
Current maturities of long-term debt	3.0	3.8
Accounts payable	184.7	179.0
Other current liabilities	124.0	120.9
Total current liabilities	420.0	310.0

Long-term debt, net of unamortized discount and deferred financing costs	946.1	959.8
Deferred income taxes	164.5	159.4
Accrued pension and post-retirement benefits	136.4	155.0
Other non-current liabilities	103.9	107.1
Total liabilities	1,770.9	1,691.3

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	429.6	422.7
Retained earnings	1,727.9	1,607.2
Accumulated other comprehensive loss	(238.8)	(186.1)
Less common stock held in treasury	(613.4)	(597.0)

Total MTI shareholders' equity	1,310.2	1,251.7
Non-controlling interests	31.4	27.4
Total shareholders' equity	1,341.6	1,279.1
Total liabilities and shareholders' equity	$3,112.5	$2,970.4

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017

Operating Activities:

Consolidated net income	$129.2	$122.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	71.0	67.0
Non-cash debt modification fees	—	1.8
Non-cash pension settlement costs	3.6	—
Other non-cash items	—	8.9
Pension plan funding	(18.6)	(5.4)
Net changes in operating assets and liabilities	(51.8)	(44.0)
Net cash provided by operating activities	133.4	150.6

Investing Activities:

Purchases of property, plant and equipment, net	(56.4)	(54.2)
Acquisition of business, net of cash acquired	(122.5)	—
Proceeds from sales of assets	0.4	1.3
Proceeds from sale of short-term investments	3.3	2.8
Purchases of short-term investments	(5.6)	(3.5)
Other investing activities	(0.1)	(0.9)
Net cash used in investing activities	(180.9)	(54.5)

Financing Activities:

Debt issuance costs	(1.4)	—
Repayment of long-term debt	(27.4)	(84.9)
Issuance of short-term debt	113.0	—
Repayment of short-term debt	(11.0)	(0.2)
Purchase of common shares for treasury	(16.4)	(0.7)
Proceeds from issuance of stock under option plan	2.2	14.4
Excess tax benefits related to stock incentive programs	(3.1)	(3.6)
Dividends paid to non-controlling interests	(1.6)	(2.4)
Capital contribution by non-controlling interests	3.7	—
Cash dividends paid	(5.3)	(5.3)
Net cash provided by (used in) financing activities	52.7	(82.7)

Effect of exchange rate changes on cash and cash equivalents	(10.5)	9.8

Net increase (decrease) in cash and cash equivalents	(5.3)	23.2
Cash and cash equivalents at beginning of period	212.2	188.5
Cash and cash equivalents at end of period	$206.9	$211.7

Supplemental disclosure of cash flow information:
Interest paid	$34.6	$28.9
Income taxes paid	$28.9	$35.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the "Company", "MTI", "we", or "us") in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

–
The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products, chromite and leonardite. This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

–
The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

–
The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

–
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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company has made considerable progress in completing its assessment of the impact of this standard. The Company has performed a high level analysis of its current lease portfolio and has established a cross-functional project team to assist in the implementation of this ASU.  We have assembled an inventory of our current leases, are developing processes and tools, including lease management software, to implement the new standard, and are identifying and designing changes to internal controls. Based on the current status of this assessment, the adoption of this standard is not expected to have a material impact on the Company's financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment", which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. We are currently evaluating the timing of adoption of this standard.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The standard is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General:  Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures and adds disclosure requirements identified as relevant.  The standard is effective for annual periods beginning after December 15, 2020, with early adoption permitted.  We are currently evaluating the timing of adoption of this standard. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement:  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates, amends and adds disclosure requirements for fair value measurement.  The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the timing of adoption of this standard. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted the provisions of ASU No. 2014-09, "Revenue from Contracts with Customers". The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The Company has elected to use the cumulative effect transition method and there has not been a change to our previously reported financial results.

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

We utilized a comprehensive approach to assess the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We completed our contract and business process reviews and implemented changes to our controls to support recognition and disclosures under the new standard. We recognize revenue when our performance obligation is satisfied. See Note 2 to the Condensed Consolidated Financial Statements.

On January 1, 2018, the Company adopted the provisions of ASU 2017-07, "Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost. All other components of net periodic benefit cost will be presented outside operating income. The provisions have been applied retrospectively for the income statement presentation requirements. Prior to the adoption of the standard, the Company classified all net periodic benefit costs within operating costs, primarily within "Marketing and administrative expenses" on the Condensed Consolidated Statement of Income. The line item classification changes required by the standard did not impact the Company's pre-tax earnings or net income; however, "Income from operations" and "Other non-operating income (deductions), net" changed by immaterial offsetting amounts. As a result of the accounting change, the Company reclassified approximately $0.4 million and $1.3 million from marketing and administrative expenses to other deductions for the three and nine month periods ended October 1, 2017  to conform to the current year presentation.

On January 1, 2018, the Company early adopted the provisions of ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which improves and simplifies existing standard to allow companies to better reflect their risk management activities in the financial statements. The standard expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity's assessment of hedge effectiveness. The adoption of this standard did not have an impact on the Company's financial statements.

On January 1, 2018, the Company adopted the provisions of ASU 2017-01, "Business Combinations," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this new standard did not have an impact on the Company's financial statements.

Note 2.  Revenue from Contracts with Customers

The Company's revenues are primarily derived from the sale of products. Our primary performance obligation (the sale of products) is satisfied upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred. In most of the Company's PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under these contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. The Company also has consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer and control is transferred to the customer.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates our revenue by major source (product line) for the three and nine month periods ended September 30, 2018 and October 1, 2017 :

(millions of dollars)	Three Months Ended		Nine Months Ended
Net Sales	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Metalcasting	$77.8	$73.6	$245.8	$215.9
Household, Personal Care and Specialty Products	71.9	42.5	179.2	123.3
Environmental Products	26.3	21.6	64.2	51.8
Building Materials	18.0	19.9	54.9	57.5
Basic Minerals	25.5	31.2	77.2	90.5
Performance Materials	219.5	188.8	621.3	539.0

Paper PCC	93.1	96.3	284.6	282.0
Specialty PCC	16.9	16.4	51.2	50.8
Ground Calcium Carbonate	23.0	22.3	70.7	67.1
Talc	13.3	12.7	40.3	41.0
Specialty Minerals	146.3	147.7	446.8	440.9

Refractory Products	66.7	56.6	195.7	169.4
Metallurgical Products	12.4	12.3	38.3	38.6
Refractories	79.1	68.9	234.0	208.0

Energy Services	19.2	19.0	58.0	55.6

Total	$464.1	$424.4	$1,360.1	$1,243.5

Note 3.  Business Combination

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding B.V. ("Sivomatic"), a leading European supplier of premium pet litter products. Sivomatic is a vertically integrated manufacturer, with production facilities in the Netherlands, Austria and Turkey. With a leading position in premier clumping products, Sivomatic's product portfolio spans the range of pet litter derived from bentonite, sourced predominantly from wholly-owned mines in Turkey. The results of Sivomatic are included in our Performance Materials segment. Sivomatic has approximately 115 employees and generated revenue of €73 million in 2017. The acquisition was financed through a combination of cash on hand and borrowings under the Company's credit facilities. The fair value of the total consideration transferred, net of cash acquired, was $122.5 million.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of September 30, 2018, the purchase price allocation remains preliminary as the Company completes its assessment of property, mineral rights, certain reserves including environmental, legal and tax matters, obligations, intangible assets and deferred taxes, as well as complete our review of Sivomatic's existing accounting policies.

The following table summarizes the Company's preliminary purchase price allocation for the Sivomatic acquisition:

(millions of dollars)	Preliminary Allocation

Accounts receivable	$24.4
Inventories	15.6
Other current assets	0.6
Mineral rights	35.0
Plant, property and equipment	38.0
Goodwill	30.8
Intangible assets	20.0
Total assets acquired	164.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Current maturity of long term debt	5.7
Accounts payable	9.0
Accrued expenses	5.8
Long term debt	5.1
Non-current deferred tax liability	16.2
Other non-current liabilities	0.1
Total liabilities assumed	41.9
Net assets acquired	$122.5

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

The Company incurred $0.3 million and $1.7 million of acquisition-related costs during the three-month and nine-month periods ended September 30, 2018, which are reflected within the acquisition-related transaction and integration costs line of the Condensed Consolidated Statements of Income. We did not present pro forma and other financial information for the Sivomatic acquisition, as this is not considered to be a material business combination.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017
(in millions, except per share data)

Net income attributable to MTI	$41.9	$41.7	$125.9	$119.3

Weighted average shares outstanding	35.3	35.3	35.3	35.1
Dilutive effect of stock options and stock units	0.3	0.3	0.3	0.5
Weighted average shares outstanding, adjusted	35.6	35.6	35.6	35.6

Basic earnings per share attributable to MTI	$1.19	$1.18	$3.57	$3.40

Diluted earnings per share attributable to MTI	$1.18	$1.17	$3.54	$3.35

Options to purchase 352,625 shares and 184,569 shares of common stock for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

At September 30, 2018, the Company had $3.9 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of December 2018.

The following table is a reconciliation of our restructuring liability balance as of September 30, 2018 :

(millions of dollars)
Restructuring liability, December 31, 2017	$8.1
Additional provisions	0.7
Cash payments	(4.9)
Restructuring liability, September 30, 2018	$3.9

Note 6.  Income Taxes

During the fourth quarter of 2017, the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform"), was enacted in the United States. Amongst its many provisions, U.S. Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, and created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the enactment of U.S. Tax Reform, we recognized a provisional net tax benefit of $47.3 million in the fourth quarter of 2017. We are applying the guidance in Staff Account Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, issued by the Securities and Exchange Commission, when accounting for the enactment-date effects of U.S. Tax Reform. As permitted by SAB No. 118, some elements of the tax expense recorded in the fourth quarter of 2017 due to the enactment of U.S. Tax Reform were based on reasonable estimates and considered provisional. The Company is continuing to collect and analyze detailed information about the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation and the associated impact of these items under U.S. Tax Reform. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. See Note 5 to our consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further information on this provisional net tax benefit. No adjustments to the provisional net tax benefit were recorded during the nine months ended September 30, 2018.

U.S. Tax Reform also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income ("GILTI"), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

As of September 30, 2018, the Company had approximately $15.7 million of total unrecognized income tax benefits. Included in this amount were a total of $12.1 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company's accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.2 million and $0.7 million during the three and nine-months ended September 30, 2018 and had an accrued balance of $2.3 million of interest and penalties as of September 30, 2018.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Provision for taxes was $9.7 million and $29.3 million during the three and nine-months ended September 30, 2018, respectively. The effective tax rate was 18.8% as compared to 22.6% in the prior year. The lower effective tax rate was primarily due to U.S. Tax Reform.

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Sep. 30, 2018	Dec. 31, 2017

Raw materials	$91.9	$82.5
Work-in-process	12.0	7.9
Finished goods	97.0	92.3
Packaging and supplies	42.5	36.6
Total inventories	$243.4	$219.3

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $808.1 million, and $779.3 million as of September 30, 2018 and December 31, 2017, respectively. The net change in goodwill since December 31, 2017 was primarily attributable to the acquisition of Sivomatic (see Note 3 to the Condensed Consolidated Financial Statements) and to the impact of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets subject to amortization as of September 30, 2018 and December 31, 2017 were as follows:

		Sep. 30, 2018		Dec. 31 2017
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	34	$209.8	$24.6	$199.8	$20.7
Technology	12	18.8	6.0	18.8	4.8
Patents and trademarks	17	6.4	5.5	6.4	5.3
Customer relationships	30	14.5	3.1	4.5	2.2
	28	$249.5	$39.2	$229.5	$33.0

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 28 years. Estimated amortization expense is $2.2 million for the remainder of 2018, $34.8 million for 2019–2022 and $173.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $0.2 million at September 30, 2018 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet. In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million. The notional amount was $157 million at September 30, 2018. The fair value of this swap is an asset of $3.7 million at September 30, 2018 and is recorded in other non-current assets on the Condensed Consolidated Balance Sheet. These interest rate swaps are designated as cash flow hedges. The gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries. During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity. The fair value of this swap is a liability of $0.5 million at September 30, 2018 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet. Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Sep. 30, 2018	Dec. 31, 2017

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $20.2 million and $22.7 million	$637.8	$655.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount of $0.4 million and $0.5 million	299.6	299.5
Netherlands Term Loan due 2020	4.1	—
Netherlands Term Loan due 2022	1.5	—
Japan Loan Facilities	5.1	5.6
China Loan Facilities	1.0	3.2
Total	949.1	963.6
Less: Current maturities	3.0	3.8
Long-term debt	$946.1	$959.8

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation ("AMCOL"), the Company entered into a credit agreement providing for a $1.560 billion senior secured term loan facility (the "Term Facility") and a $200 million senior secured revolving credit facility (the "Revolving Facility" and, together with the Term Facility, the "Facilities").

On June 23, 2015, the Company entered into an amendment (the "First Amendment") to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility. As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. On February 14, 2017, the Company entered into an amendment (the "Second Amendment") to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points. On April 18, 2018, the Company entered into an amendment (the "Third Amendment") to the credit agreement to refinance the Revolving Facility. As amended, the Revolving Facility has been increased to $300 million in aggregate commitments. Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%. Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum. Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company's net leverage ratio (as defined in the credit agreement) is less than certain thresholds. The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment. The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment. The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the "Guarantors") and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

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

As of September 30, 2018, there were $103 million in outstanding loans and $8.9 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China. In addition, the Company has a committed loan facility in Japan. As of September 30, 2018, on a combined basis, $6.1 million was outstanding under these loan facilities. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $2.7 million on these loans during the first nine months of 2018.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022. These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments. During the second and third quarters of 2018, the Company repaid $4.8 million on these loans.

As of September 30, 2018, the Company had $36.6 million in uncommitted short-term bank credit lines, of which approximately $5.3 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Service cost	$1.9	$1.4	$5.8	$5.5
Interest cost	3.2	3.0	9.3	9.2
Expected return on plan assets	(5.0)	(4.5)	(14.6)	(13.6)
Amortization:
Prior service cost	0.1	0.5	0.3	1.7
Recognized net actuarial loss	2.9	2.1	8.4	6.3
Pension settlement loss	3.6	—	3.6	—
Net periodic benefit cost	$6.7	$2.5	$12.8	$9.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Other Benefits
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	—	0.1	0.1	0.2
Amortization:
Prior service cost	(0.2)	(0.8)	(0.7)	(2.3)
Recognized net actuarial (gain) loss	(0.2)	(0.1)	(0.5)	(0.2)
Net periodic benefit cost	$(0.3)	$(0.7)	$(0.9)	$(2.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $24.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2018. As of September 30, 2018, $18.6 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Included in net periodic benefit cost for the three-month and nine-month periods ended September 30, 2018 are non-cash pension settlement costs of $3.6 million associated with our pension plans in the U.S.

On January 1, 2018, the Company retrospectively adopted the provisions of ASU 2017-07, "Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". Under the new standard, the Company classifies all net periodic benefit costs within the "Other non-operating income (deductions), net" line item on the consolidated statement of income. The line item classification changes required by the standard did not impact the Company's pre-tax earnings or net income; however, "Income from operations" and "Other non-operating income (deductions), net" changed by immaterial offsetting amounts.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Amortization of pension items:
Pre-tax amount	$6.2	$1.7	$11.1	$5.5
Tax	(1.6)	(0.7)	(2.7)	(1.8)
Net of tax	$4.6	$1.0	$8.4	$3.7

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivatives	Total

Balance as of December 31, 2017	$(104.1)	$(86.5)	$4.5	$(186.1)

Other comprehensive loss before reclassifications	(61.0)	—	—	(61.0)
Amounts reclassified from AOCI	—	8.4	(0.1)	8.3
Net current period other comprehensive income (loss)	(61.0)	8.4	(0.1)	(52.7)
Balance as of September 30, 2018	$(165.1)	$(78.1)	$4.4	$(238.8)

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

The following is a reconciliation of asset retirement obligations as of September 30, 2018:

(millions of dollars)
Asset retirement liability, December 31, 2017	$22.1
Accretion expense	0.8
Other	0.4
Payments	(1.0)
Foreign currency translation	(0.5)
Asset retirement liability, September 30, 2018	$21.8

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $21.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2018.

Note 14.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 29 pending asbestos cases. To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Four new asbestos cases were filed during the third quarter of 2018. No asbestos or silica cases were dismissed during the period. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

 The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 29 pending asbestos cases, 24 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In two of the three remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the third remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks. We are awaiting regulators' approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company's claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 30, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 30, 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Non-controlling interests

The following is a reconciliation of beginning and ending total equity, equity attributable to MTI, and equity attributable to non-controlling interests:

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total

Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	125.9	—	—	3.3	129.2
Other comprehensive income (loss)	—	—	—	(52.7)	—	(1.4)	(54.1)
Dividends declared	—	—	(5.3)	—	—	—	(5.3)
Dividends to non-controlling interests	—	—	—	—	—	(1.6)	(1.6)
Capital contribution from non-controlling interests	—	—	—	—	—	3.7	3.7
Issuance of shares pursuant to employee stock compensation plans	—	2.2	—	—	—	—	2.2
Stock based compensation	—	4.7	—	—	—	—	4.7
Purchase of common stock	—	—	—	—	(16.4)	—	(16.4)
Balance as of September 30, 2018	$4.9	$429.6	$1,727.9	$(238.8)	$(613.4)	$31.4	$1,341.6

The income attributable to non-controlling interests for the nine-month periods ended September 30, 2018 and October 1, 2017 was from continuing operations. The remainder of income was attributable to MTI.

Note 16.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and nine-month periods ended September 30, 2018 and October 1, 2017  is as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Net Sales
Performance Materials	$219.5	$188.8	$621.3	$539.0
Specialty Minerals	146.3	147.7	446.8	440.9
Refractories	79.1	68.9	234.0	208.0
Energy Services	19.2	19.0	58.0	55.6
Total	$464.1	$424.4	$1,360.1	$1,243.5

Income from Operations
Performance Materials	$31.8	$30.6	$87.6	$91.6
Specialty Minerals	25.0	26.6	74.2	77.9
Refractories	11.5	9.9	34.6	29.6
Energy Services	1.1	2.3	3.3	4.8
Total	$69.4	$69.4	$199.7	$203.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Income from operations for reportable segments	$69.4	$69.4	$199.7	$203.9
Acquisition-related transaction and integration costs	(0.3)	(0.5)	(1.7)	(2.8)
Unallocated corporate expenses	(0.9)	(1.7)	(4.4)	(2.8)
Consolidated income from operations	68.2	67.2	193.6	198.3
Non-operating deductions, net	(16.2)	(12.6)	(38.0)	(41.1)
Income from continuing operations before provision for taxes on income	$52.0	$54.6	$155.6	$157.2

The Company's sales by product category are as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	Sep. 30, 2018	Oct. 1, 2017

Metalcasting	$77.8	73.6	245.8	215.9
Household, Personal Care & Specialty Products	71.9	42.5	179.2	123.3
Environmental Products	26.3	21.6	64.2	51.8
Building Materials	18.0	19.9	54.9	57.5
Basic Minerals	25.5	31.2	77.2	90.5
Paper PCC	93.1	96.3	284.6	282.0
Specialty PCC	16.9	16.4	51.2	50.8
Ground Calcium Carbonate	23.0	22.3	70.7	67.1
Talc	13.3	12.7	40.3	41.0
Refractory Products	66.7	56.6	195.7	169.4
Metallurgical Products	12.4	12.3	38.3	38.6
Energy Services	19.2	19.0	58.0	55.6
Total	$464.1	$424.4	$1,360.1	$1,243.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and October 1, 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and October 1, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 2, 2018

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Consolidated sales for the third quarter of 2018 were $464.1 million as compared with $424.4 million in the prior year. Income from operations was $68.2 million and represented 14.7% of sales as compared with $67.2 million and 15.8% of sales in the prior year. Net income was $41.9 million as compared to $41.7 million in the third quarter of 2017.

Diluted earnings in the third quarter ended September 30, 2018 were $1.18 per share compared with $1.17 per share in 2017. Included in pre-tax income and earnings per share were $0.3 million of acquisition-related transaction and integration costs and $0.3 million of restructuring charges.

The Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development with a focus on operational excellence and productivity improvements.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $211.2 million as of September 30, 2018. We repaid $30 million of our debt in the third quarter. Our intention continues to be to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, debt reduction and selective share repurchases.

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

Results of Operations

Three months ended September 30, 2018 as compared with three months ended October 1, 2017

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	% Growth

Net sales	$464.1	$424.4	9%
Cost of sales	344.9	305.2	13%
Production margin	119.2	119.2	—
Production margin %	25.7%	28.1%

Marketing and administrative expenses	45.4	45.2	—
Research and development expenses	5.0	5.9	(15)%
Acquisition-related transaction and integration costs	0.3	0.5	(40)%
Restructuring and other items, net	0.3	0.4	(25)%

Income from operations	68.2	67.2	1%
Operating margin %	14.7%	15.8%

Interest expense, net	(11.7)	(10.5)	11%
Pension settlement costs	(3.6)	—	*
Other non-operating deductions, net	(0.9)	(2.1)	(57)%
Total non-operating deductions, net	(16.2)	(12.6)	29%

Income before provision for taxes and equity in earnings	52.0	54.6	(5)%
Provision for taxes on income	9.7	12.1	(20)%
Effective tax rate	18.7%	22.2%

Equity in earnings of affiliates, net of tax	0.6	0.4	50%

Net income	42.9	42.9	—

Net income attributable to non-controlling interests	1.0	1.2	(17)%
Net income attributable to Minerals Technologies Inc. (MTI)	$41.9	$41.7	—

Net Sales

	Three Months Ended Sep. 30, 2018			Three Months Ended Oct. 1, 2017
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$244.9	52.8%	1%	$243.6	57.4%
International	219.2	47.2%	21%	180.8	42.6%
Total sales	$464.1	100.0%	9%	$424.4	100.0%

Performance Materials Segment	$219.5	47.3%	16%	$188.8	44.5%
Specialty Minerals Segment	146.3	31.5%	(1)%	147.7	34.8%
Refractories Segment	79.1	17.0%	15%	68.9	16.2%
Energy Services Segment	19.2	4.1%	1%	19.0	4.5%
Total sales	$464.1	100.0%	9%	$424.4	100.0%

Worldwide net sales increased 9% to $464.1 million in the third quarter from $424.4 million in the prior year. The Company's third quarter results include $23.3 million of sales from Sivomatic.

Net sales in the United States increased 1% to $244.9 million from $243.6 million in the prior year. International sales increased 21% to $219.2 million from $180.8 million in the prior year.

Operating Costs and Expenses

Cost of sales was $344.9 million and 74.3% of sales as compared with $305.2 million and 71.9% of sales in the prior year. This increase was due primarily to higher raw material, logistics and energy costs in all segments.

Marketing and administrative costs were $45.4 million and 9.8% of sales compared to $45.2 million and 10.7% of sales in the prior year.

Research and development expenses were $5.0 million, as compared with $5.9 million in the prior year, and represented 1.1% of sales compared with 1.4% of sales.

The Company incurred charges of $0.3 million and $0.5 million for acquisition-related transaction and integration costs and $0.3 million and $0.4 million of restructuring charges during the three months ended September 30, 2018 and October 1, 2017, respectively.

Income from Operations

The Company recorded income from operations of $68.2 million as compared to $67.2 million in the prior year. Operating income during the three months ended September 30, 2018 includes acquisition-related transaction and integration costs of $0.3 million and restructuring charges of approximately $0.3 million. Operating income during the three months ended October 1, 2017 includes acquisition-related integration costs of $0.5 million and restructuring charges of $0.4 million.

Other Non-Operating Income (Deductions)

In the third quarter of 2018, non-operating deductions were $16.2 million as compared with $12.6 million in the prior year. Included in non-operating deductions for the three months ended September 30, 2018 are non-cash pension settlement costs of $3.6 million associated with some of our pension plans in the U.S.

Provision for Taxes on Income

Provision for taxes on income was $9.7 million as compared to $12.1 million in the prior year. The effective tax rate was 18.7% as compared to 22.2% in the prior year. The reduction in the effective tax rate during 2018 was primarily due to the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform") which was enacted in December 2017.

Consolidated Net Income

Consolidated net income was $41.9 million for the three months ended September 30, 2018 as compared with $41.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	Sep. 30, 2018		Oct. 1, 2017		% Growth
	(millions of dollars)
Net Sales
Metalcasting		$77.8		$73.6	6%
Household, Personal Care & Specialty Products		71.9		42.5	69%
Environmental Products		26.3		21.6	22%
Building Materials		18.0		19.9	(10)%
Basic Minerals		25.5		31.2	(18)%
Total net sales		$219.5		$188.8	16%

Income from operations	$	$ 31.8	$	$ 30.6
% of net sales		14.5%		16.2%

Net sales in the Performance Materials segment increased 16% to $219.5 million from $188.8 million in the prior year. Metalcasting sales rose 6% on higher volumes. Household, Personal Care & Specialty Products sales increased 69%, primarily driven by higher pet care revenue, including $23.3 million from the acquisition of Sivomatic, and increased European fabric care sales. Environmental Products sales rose 22% due to several large projects. These sales increases were partially offset by 10% lower sales in Building Materials and an 18% decrease in Basic Minerals sales.

Income from operations was $31.8 million and 14.5% of sales as compared to $30.6 million and 16.2% of sales in the prior year. The decrease in operating income and margins were primarily due increased selling prices and higher volume, partially offset by higher raw material, logistics and energy costs.

	Three Months Ended
Specialty Minerals Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$93.1	$96.3	(3)%
Specialty PCC	16.9	16.4	3%
PCC Products	$110.0	$112.7	(2)%

Ground Calcium Carbonate	$23.0	$22.3	3%
Talc	13.3	12.7	5%
Processed Minerals Products	$36.3	$35.0	4%

Total net sales	$146.3	$147.7	(1)%

Income from operations	$25.0	$26.6	(6)%
% of net sales	17.1%	18.0%

Worldwide sales in the Specialty Minerals segment were $146.3 million as compared with $147.7 million in the prior year, a decrease of $1.4 million, or 1%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 2% to $110.0 million from $112.7 million in the prior year. Paper PCC sales decreased 3% to $93.1 million from $96.3 million. Higher sales in Asia were partially offset by reduced sales in North America due to paper machine closures in late 2017 and early 2018.  Sales of Specialty PCC increased 3% to $16.9 million from $16.4 million in the prior year.

Net sales of Processed Minerals products increased 4% to $36.3 million as Ground Calcium Carbonate sales increased 3%, driven by higher volumes in the construction market. Talc sales increased 5% over the prior year to $13.3 million as compared with $12.7 million in the prior year due to higher volumes in the automotive and construction markets.

Income from operations for Specialty Minerals was $25.0 million as compared with $26.6 million in the prior year. The decrease was primarily due to previously announced paper machine shutdowns in North America, and higher logistics and energy costs.

	Three Months Ended
Refractories Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$66.7	$56.6	18%
Metallurgical Products	12.4	12.3	1%
Total net sales	$79.1	$68.9	15%

Income from operations	$11.5	$9.9	16%
% of net sales	14.5%	14.4%

Net sales in the Refractories segment increased 15% to $79.1 million from $68.9 million in the prior year driven by higher sales of refractory products. Sales of refractory products and systems to steel and other industrial applications increased 18% to $66.7 million. Sales of metallurgical products increased 1% to $12.4 million.

Income from operations increased 16% to $11.5 million and was 14.5% of sales, driven by higher prices from the recapture of increased raw material costs and higher refractory volume.

	Three Months Ended
Energy Services Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)

Net Sales	$19.2	$19.0	1%

Income from operations	$1.1	$2.3	(52)%
% of net sales	5.7%	12.1%

Net sales in the Energy Services segment increased 1% to $19.2 million from $19.0 million in the prior year, primarily driven by higher filtration activity.

Operating income was $1.1 million as compared with $2.3 million in the prior year.

Nine months ended September 30, 2018 as compared with nine months ended October 1, 2017

Consolidated Income Statement Review

	Nine Months Ended
(millions of dollars)	Sep. 30, 2018	Oct. 1, 2017	% Growth

Net sales	$1,360.1	$1,243.5	9%
Cost of sales	1,011.5	890.9	14%
Production margin	348.6	352.6	(1)%
Production margin %	25.6%	28.4%

Marketing and administrative expenses	135.1	132.8	2%
Research and development expenses	17.5	17.8	(2)%
Acquisition-related transaction and integration costs	1.7	2.8	(39)%
Restructuring and other items, net	0.7	0.9	(22)%

Income from operations	193.6	198.3	(2)%
Operating margin %	14.2%	15.9%

Interest expense, net	(33.9)	(32.5)	4%
Debt modification costs and fees	—	(3.9)	*
Pension settlement costs	(3.6)	—	*
Other non-operating deductions, net	(0.5)	(4.7)	(89)%
Total non-operating deductions, net	(38.0)	(41.1)	(8)%

Income before provision for taxes and equity in earnings	155.6	157.2	(1)%
Provision for taxes on income	29.3	35.6	(18)%
Effective tax rate	18.8%	22.6%

Equity in earnings of affiliates, net of tax	2.9	0.7	314%

Net income	129.2	122.3	6%

Net income attributable to non-controlling interests	3.3	3.0	10%
Net income attributable to Minerals Technologies Inc. (MTI)	$125.9	$119.3	6%

*	Not meaningful

Net Sales

	Nine Months Ended Sep. 30, 2018			Nine Months Ended Oct. 1, 2017
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$726.2	53.4%	3%	$705.1	56.7%
International	633.9	46.6%	18%	538.4	43.3%
Total sales	$1,360.1	100.0%	9%	$1,243.5	100.0%

Performance Materials Segment	$621.3	45.7%	15%	$539.0	43.3%
Specialty Minerals Segment	446.8	32.9%	1%	440.9	35.5%
Refractories Segment	234.0	17.2%	13%	208.0	16.7%
Energy Services Segment	58.0	4.3%	4%	55.6	4.5%
Total sales	$1,360.1	100.0%	9%	$1,243.5	100.0%

Total sales increased $116.6 million or 9% from the previous year to $1,360.1 million. Included in the sales for the first nine months ended September 30, 2018 are $37.4 million of net sales of Sivomatic. Foreign exchange had a favorable impact on sales of approximately $20.0 million or 2%.

Net sales in the United States increased 3% to $726.2 million from $705.1 million in the prior year. International sales increased 18% to $633.9 million from $538.4 million in the prior year.

Operating Costs and Expenses

Cost of sales was $1,011.5 million, an increase of 14% from the prior year and was 74.4% of sales as compared with 71.6% in the prior year. The decrease in gross margin percentage was primarily attributable to higher raw material, logistics and energy costs as well as a reduction in profitability in the Basic Minerals product line within the Performance Materials segment due to a reduction in pricing and volumes of bulk chromite. The Company plans to exit its bulk chromite operations in South Africa.

Marketing and administrative costs were $135.1 million and 9.9% of sales compared to $132.8 million and 10.7% of sales in the prior year.

Research and development expenses were $17.5 million and represented 1.3% of sales for the nine months ended September 30, 2018 as compared with $17.8 million and 1.4% of sales in the prior year.

During the nine months ended September 30, 2018, the Company recorded $1.7 million for acquisition-related transaction and integration costs. The Company also recorded restructuring charges of $0.7 million and a $0.5 million inventory step-up charge.

Income from Operations

The Company recorded income from operations of $193.6 million as compared to $198.3 million in the prior year. Operating income was 14.2% of sales in the first nine months of 2018 as compared with 15.9% in the prior year.

Other Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $38.0 million for the nine months ended September 30, 2018 as compared with $41.1 million in the prior year. The $38.0 million in the current year is comprised primarily of $33.9 million of net interest expense and $3.6 million non-cash pension settlement costs associated with some of our U.S. pension plans. The $41.1 million recorded in the prior year included $32.5 million of net interest expense and $3.9 million in debt modification costs and fees relating to the February 2017 repricing for the variable tranche of the Company's Term Loan debt.

Provision for Taxes on Income

Provision for taxes was $29.3 million as compared to $35.6 million in the prior year. The effective tax rate was 18.8% as compared to 22.6% in the prior year. The reduction in the effective tax rate during 2018 was primarily due to U.S. Tax Reform.

Consolidated Net Income

Consolidated net income was $125.9 million during the nine months ended September 30, 2018 as compared with $119.3 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Nine Months Ended
Performance Materials Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)
Net Sales
Metalcasting	$245.8	$215.9	14%
Household, Personal Care & Specialty Products	179.2	123.3	45%
Environmental Products	64.2	51.8	24%
Building Materials	54.9	57.5	(5)%
Basic Minerals	77.2	90.5	(15)%
Total net sales	$621.3	$539.0	15%

Income from operations	$87.6	$91.6
% of net sales	14.1%	17.0%

Net sales in the Performance Materials segment increased 15% to $621.3 million from $539.0 million in the prior year. Sales in Metalcasting increased 14% to $245.8 million due to higher volumes in all regions. Household, Personal Care & Specialty Products increased 45%, primarily driven by higher pet care revenue, including $37.4 million from the acquisition of Sivomatic, and increased European fabric care sales. Environmental Products sales rose 24% due to several large projects. These sales increases were partially offset by 5% lower sales in Building Materials, primarily due to the difference in the magnitude of waterproofing projects compared to the prior year, and a 15% reduction in Basic Minerals sales due to the planned exit of bulk chromite operations in South Africa.

Income from operations was $87.6 million and 14.1% of sales as compared to $91.6 million and 17.0% of sales in the prior year. The decrease in operating income was due to higher raw material, logistics and energy costs as well as declines in bulk chromite sales and related profit.

	Nine Months Ended
Specialty Minerals Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$284.6	$282.0	1%
Specialty PCC	51.2	50.8	1%
PCC Products	$335.8	$332.8	1%

Ground Calcium Carbonate	$70.7	$67.1	5%
Talc	40.3	41.0	(2)%
Processed Minerals Products	$111.0	$108.1	3%

Total net sales	$446.8	$440.9	1%

Income from operations	$74.2	$77.9	(5)%
% of net sales	16.6%	17.7%

Worldwide sales in the Specialty Minerals segment were $446.8 million as compared with $440.9 million in the prior year, an increase of 1%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 1% to $335.8 million from $332.8 million in the prior year. Paper PCC sales increased 1% to $284.6 million from $282.0 million in the prior year.

Net sales of Processed Minerals products increased 3% to $111.0 million from $108.1 million in the prior year. Ground Calcium Carbonate sales increased 5% primarily due to higher volumes in the construction market, which was partially offset by lower talc sales.

Income from operations was $74.2 million and 16.6% of net sales as compared to $77.9 million and 17.7% of sales in prior year.

	Nine Months Ended
Refractories Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$195.7	$169.4	16%
Metallurgical Products	38.3	38.6	(1)%
Total net sales	$234.0	$208.0	13%

Income from operations	$34.6	$29.6	17%
% of net sales	14.8%	14.2%

Net sales in the Refractories segment increased 13% to $234.0 million from $208.0 million in the prior year. Sales of refractory products and systems to steel and other industrial applications increased 16% to $195.7 million from $169.4 million in the prior year due to higher volumes. This was partially offset by lower sales in the Metallurgical Products product line, which decreased 1% to $38.3 million.

Income from operations was $34.6 million and 14.8% of sales as compared with $29.6 million and 14.2% of sales.

	Nine Months Ended
Energy Services Segment	Sep. 30, 2018	Oct. 1, 2017	% Growth
	(millions of dollars)

Net Sales	$58.0	$55.6	4%

Income from operations	$3.3	$4.8	(31)%
% of net sales	5.7%	8.6%

Net sales in the Energy Services segment increased 4% to $58.0 million from $55.6 million in the prior year, primarily driven by higher filtration activity in the North Sea and the Gulf of Mexico.

Income from operations during the nine months ended September 30, 2018 was $3.3 million and represented 5.7% of sales. Income from operations was $4.8 million and 8.6% of sales during the nine months ended October 1, 2017.

Liquidity and Capital Resources

Cash provided from continuing operations during the nine months ended September 30, 2018, was approximately $133 million. Cash flows provided from operations during the first nine months of 2018 were principally used to repay debt, fund the Company's pension plans, fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2018 - $2.3 million; 2019 - $3.3 million; 2020 - $2.2 million; 2021 - $303.7 million; 2022 - $0.0 million; thereafter - $658.2 million.

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation ("AMCOL"), the Company entered into a credit agreement providing for the $1.560 billion senior secured term loan facility (the "Term Facility") and a $200 million senior secured revolving credit facility (the "Revolving Facility" and, together with the Term Facility, the "Facilities"). The net proceeds of the Term Facility, together with the Company's cash on hand, were used as cash consideration for the acquisition of AMCOL and to refinance certain existing indebtedness of the Company and AMCOL and to pay fees and expenses in connection with the foregoing. Loans under the Revolving Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries.

On June 23, 2015, the Company entered into an amendment (the "First Amendment") to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility. As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. On February 14, 2017, the Company entered into an amendment (the "Second Amendment") to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points. On April 18, 2018, the Company entered into an amendment (the "Third Amendment") to the credit agreement to refinance the Revolving Facility. As amended, the Revolving Facility has been increased to $300 million in aggregate commitments. Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility will mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility will mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%. Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum. Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company's net leverage ratio (as defined in the credit agreement) is less than certain thresholds. The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment. The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment. The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees. The obligations of the Company under the Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the "Guarantors") and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter periods preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. As of September 30, 2018, there were $103 million in outstanding loans and $8.9 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China. In addition, the Company has a committed loan facility in Japan. As of September 30, 2018, on a combined basis, $6.1 million was outstanding under these loan facilities. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $2.7 million on these loans during the first nine months of 2018.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022. In the second and third quarters of 2018, the Company repaid $4.8 million on these loans.

As of September 30, 2018, the Company had $36.6 million in uncommitted short-term bank credit lines, of which approximately $5.3 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2018 should be between $70.0 million and $80.0 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company's floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result of the agreement, the Company's effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at September 30, 2018 was an asset of $3.7 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. These swaps mature in May 2023. As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at September 30, 2018 was a liability of $0.3 million.

On September 21, 2017, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing October 1, 2017. As of September 30, 2018, 230,650 shares were repurchased under this program for $16.4 million, or an average price of approximately $70.91 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the nine months ended September 30, 2018, there were no material changes in the Company's contractual obligations. For an in-depth discussion of the Company's contractual obligations, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company's control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors affecting the expectations and forecasts are set forth under "Item 1A — Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to recognize most leases on-balance sheet, thereby increasing their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company has made considerable progress in completing its assessment of the impact of this standard. The Company has performed a high level analysis of its current lease portfolio and has established a cross-functional project team to assist in the implementation of this ASU.  We have assembled an inventory of our current leases, are developing processes and tools, including lease management software, to implement the new standard, and are identifying and designing changes to internal controls. Based on the current status of this assessment, the adoption of this standard is not expected to have a material impact on the Company's financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment", which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements. We are currently evaluating the timing of adoption of this standard.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General:  Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures and adds disclosure requirements identified as relevant.  The standard is effective for annual periods beginning after December 15, 2020, with early adoption permitted.  We are currently evaluating the timing of adoption of this standard. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement:  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates, amends and adds disclosure requirements for fair value measurement.  The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted.  We are currently evaluating the timing of adoption of this standard. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates would result in $3.5 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company's floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company's effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021. The fair value of this instrument at September 30, 2018 was an asset of $3.7 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. These swaps mature in May 2023. As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at September 30, 2018 was a liability of $0.3 million.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 29 pending asbestos cases. To date, 1,493 silica cases and 54 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Four new asbestos cases were filed during the third quarter of 2018. No asbestos or silica cases were dismissed during the quarter. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. Of the 29 pending asbestos cases, 24 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In two of the three remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the fourth remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut, plant where both our Refractories segment and Specialty Minerals segment have operations. We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site. We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks. We are awaiting regulators' approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company's claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company's share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of September 30, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection ("DEP") on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of September 30, 2018.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 2- July 29	—	$—	185,650	$136,655,947
July 30 - August 26	15,000	$66.66	200,650	$135,656,044
August 27 - September 30	30,000	$67.03	230,650	$133,645,212
Total	45,000	$66.91

On September 21, 2017, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $150 million of the Company's shares over a two-year period commencing October 1, 2017. As of September 30, 2018, 230,650 shares were repurchased under this program for $16.4 million, or an average price of approximately $70.91 per share.

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

November 2, 2018