Form 10-K
period 2018-12-31
MINERALS TECHNOLOGIES INC
filed 2019-02-15
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

622 Third Avenue, 38th Floor New York, New York	10017-6707
(Address of principal executive office)	(Zip Code)

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of July 1, 2018, was approximately $2.3 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2019, the Registrant had outstanding 35,230,318 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2018 FORM 10-K ANNUAL REPORT

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

●
The Performance Materials segment is a leading supplier of bentonite and bentonite-related products, chromite and leonardite. This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

●
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

●
The Refractories segment produces monolithic and shaped refractory materials and specialty products. It also provides services and sells application and measurement equipment, calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

●
The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry. This segment offers a range of services for off-shore filtration and well testing to the worldwide oil and gas industry.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2018	2017	2016
Percentage of Net Sales
Performance Materials	46%	44%	42%
Specialty Minerals	33%	35%	36%
Refractories	17%	17%	17%
Energy Services	4%	4%	5%
Total	100%	100%	100%

The Company maintains a research and development focus. The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations

Performance Materials Segment

The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment. The processed bentonite may be chemically modified. Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent. There are two primary types of natural bentonite utilized by the business, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions. Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications. This segment also supplies chromite and leonardite, which is primarily used in metalcasting, drilling fluid additive, and agricultural applications. The principal products of this segment are marketed under various registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, PREMIUM CHOICE®, ENERSOL®, RAFINOL® and Hevi-Sand®.

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

Metalcasting – Products and Markets

The metalcasting product line produces custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine castings and rail car components. These products help our customers in the foundry and casting industry to improve productivity by reducing scrap from metalcasting defects and poor surface quality. The ADDITROL® blends also improve the efficiency and recycling of sand blends in mold sand systems by lowering clay consumption and improve air quality by reducing volatile organic compound emissions. Our mine to mold operational capability has resulted in providing a consistent high-quality product, technical support and reliable on-time delivery service valued by our customers.

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

The Company is the exclusive distributor of certain specialty sand chromite products supplied by the Glencore-Merafe joint venture in select territories, including the Americas. This product line was originally sold into the U.S. by the American Colloid Company (ACC) and over the past 90 years has grown in its use throughout the world including China, Thailand, Korea, Australia and Southeast Asia. Over the past three years, the Company has focused on further investment in China and India, where we saw significant sales growth in 2017 and 2018.

The Company’s metalcasting product line net sales were $328.9 million in 2018, $294.3 million in 2017 and $258.0 million in 2016.

Household, Personal Care and Specialty Products – Products and Markets

The household, personal care and specialty products product line contains pet litter, fabric care, health and beauty, and agricultural specialty products.

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe and Asia. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies. In North America, these products are sold from three principal sites from which we package and distribute finished goods, as well as ship bulk material via rail cars. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis.

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding, B.V. ("Sivomatic").  Sivomatic is a leading European supplier of premium pet litter products and is a vertically integrated manufacturer with production facilities in the Netherlands, Austria and Turkey.

The Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as carriers for colorants, surfactants and fragrances. These fabric care products are formulated to adapt to our customers’ changing technical requirements.

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

The Company’s household, personal care and specialty product line net sales were $248.8 million in 2018, $169.6 million in 2017 and $171.2 million in 2016.

Basic Minerals – Products and Markets

The basic minerals product line contains sales of bentonite and leonardite to a variety of end markets and industrial applications, including the following:

Drilling Fluid Additives: Sodium bentonite and leonardite are components of certain drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. We market our drilling fluid additives under our own brand and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that are neither vertically integrated nor have long-term supply arrangements with other bentonite producers. Our primary trademark for this application is the trade name PREMIUM GEL®.

Drilling Products: Drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, and to seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products. The Company also offers a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®. The end-users for these products are typically small well drilling companies and general contractors.

Other Industrial: The Company produces bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. The Company also supplies bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore.

This product line also includes sales from our internal transportation and logistics group. In 2018, we closed our chromite processing operations in South Africa and exited our bulk chromite business in this product line.

The Company’s basic minerals product line net sales were $99.7 million in 2018, $125.0 million in 2017 and $103.9 million in 2016.  The sales decline in 2018 was primarily driven by the decision to exit the bulk chromite business.

Environmental Products – Products and Markets

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

Environmental Products also includes specialized technologies to mitigate vapor intrusion in new building construction. The Company’s innovative vapor barrier systems prevent potentially harmful vapors from entering occupied space, thus facilitating low-risk redevelopment. The Company also provides reactive capping technologies and solutions to effectively contain residual contamination, to reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material and QUIK-SOLID®, a super absorbent media.  The Company specializes within the remediation market providing technologies to treat a variety of hazardous compounds in soil, groundwater, leachate and sediment.  These products are marketed under the ORGANOCLAY® trade name.  The Company also specializes in treating soil, groundwater, surface water and drinking water contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) under the FLUORO-SORB® trade name.

The Company’s environmental product line net sales were $80.3 million in 2018, $67.7 million in 2017 and $78.9 million in 2016.

Building Materials – Products and Markets

The building materials product line includes various active and passive products for waterproofing of underground structures, commercial building envelopes and tunnels.

The Company offers a wide variety of active and passive waterproofing and greenroof technologies for use in protecting the building envelope of non-residential construction, including buildings, subways, and parkway systems. Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide a variety of sealants and other accessories required to create a functional waterproofing system. The end-users of these products are generally building sub-contractors who are responsible for installing the products.

The Company’s building materials product line net sales were $70.4 million in 2018, $78.2 million in 2017 and $74.1 million in 2016.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $445.4 million, $443.7 million and $452.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products – Paper

In the paper industry, the Company's PCC is used:

●	as a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

●	as a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

●	as a coating pigment for both wood-free and groundwood papers.

The Company's Paper PCC product line net sales were $378.5 million, $377.7 million and $387.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Approximately 21% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2018, see Item 2, "Properties," below.

The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staff focuses on expanding sales from its existing and potential new satellite PCC plants, as well as, developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the large wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating, our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers, and NewYield® and ENVIROFIL®, innovative technologies that convert a paper and pulp mill waste stream into functional pigments for filling paper.

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

PCC Markets – Paper

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2018, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 17 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 34 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.

Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 17% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC at 5 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

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

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $66.9 million, $66.0 million and $64.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals – Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $143.9 million, $141.1 million and $139.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net sales of talc products were $52.9 million, $53.8 million and $55.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $91.0 million, $87.3 million and $83.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Our high-quality limestone, dolomitic limestone, and talc products are defined primarily by the chemistry and color characteristics of the ore bodies. Ore samples are analyzed by x-ray fluorescence (XRF) and other techniques to determine purity and more generally by Hunter brightness measurement to determine dry brightness and the Hunter yellowness (b) value. We serve multiple markets from each of our operations, each of which has different requirements relating to a combination of chemical and physical properties.

Refractories Segment

Refractory – Products and Markets

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $311.9 million, $279.4 million and $274.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $261.1 million, $226.9 million and $219.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's proprietary application systems, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as, in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers. The Company also pursues cost-per-ton refractory contracts, where, together with other refractory companies, the Company is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels. These opportunities provide longer-term stability and a closer working relationship with the customer.

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

●
HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications, such as, steel ladles, electric arc furnaces (EAF) and basic oxygen furnaces (BOF) furnaces.

●	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities.
●	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications, such as, steel ladle safety linings.
●	ENDURATEQ®: A high durability refractory shape for glass contact applications, such as, plungers and orifice rings.
●	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.
●
LACAM® Torpedo: A laser scanning system that measures the refractory lining thickness inside a Hot Iron (Torpedo) Ladle. The torpedo ladles transport liquid iron from a blast furnace to the steel plant.

●
LACAM® LI Explorer: A laser scanning system that measures the refractory lining thickness from the interior of a Hot Steel Ladle.  By entering the interior, the explorer provides the ability to see all areas of the ladle and identify the smallest flaws in the refractory lining.

●
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

Industrial Refractory Systems. The Company sells refractory shapes and linings to the glass, cement, aluminum, petrochemicals, power generation and other non-steel industries. The Company also produces a specialized line of carbon composites and pyrolitic graphite sold under the PYROID® trademark, primarily to the aerospace and electronics industries.

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $50.8 million, $52.5 million and $55.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire and is also sold for use in the manufacture of batteries and magnets. We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment, including SURECAL®, for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

Energy Services Segment

The Energy Services segment provides services to improve the production, cost, compliance, and environmental impact of activities performed in the oil and gas industry. The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. The Company provides services for off-shore filtration and well testing to the worldwide oil and gas industry. Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, Mexico, Indonesia, Saudi Arabia, the United Kingdom, and the U.S., in the Gulf of Mexico. Energy Services segment’s net sales were $78.3 million, $76.7 million and $85.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In the Performance Materials segment, the Company relies on industry-specialized technically oriented sales persons.  In Metalcasting, these sales teams provide expertise to educate our customers on the bentonite blend properties and to aid them in producing castings efficiently. Certain other products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations. In addition, the sales and distribution of environmental products and building materials are primarily performed through the Company’s own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

In the Specialty Minerals segment, the Company's sales team and technical services staff assist paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications as well as PCC, GCC and talc use in the automotive, construction and household goods markets.

In the Refractory segment, the Company's technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers' furnaces and other vessels.

In the Energy Services segment, the Company’s sales team sell the services on a direct basis.

Continued use of skilled technical service teams is an important component of the Company's business strategy. The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company's products. The Company oversees domestic marketing and sales activities principally from Bethlehem, Pennsylvania and Hoffman Estates, Illinois, and from regional sales offices located elsewhere in the United States. The Company's international marketing and sales efforts are directed from regional centers located in India, the United Kingdom, Brazil, and China. The Company believes that its worldwide network of sales personnel and manufacturing sites facilitates continued international expansion.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 42% percent of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite, leonardite and chromite provided through our mining operations, our Performance Materials segment’s principal raw materials are coal, soda ash and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials segment. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India, and Mexico. Assuming the continuation of 2018 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 49 years. Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 30 years. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

Bentonite is surface mined, generally with large earthmoving bulldozers and scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of our bentonite is done by us and by independent contractors. At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized to customer requirements, then chemically modified, where needed, and transferred to silos for automatic bagging or bulk shipment. Most of the production is shipped as processed rather than stored for inventory.

For our Performance Materials segment, we also mine leonardite, a form of oxidized lignite, in North Dakota, and transport it to nearby processing facilities. Assuming the continuation of 2018 annualized usage rates, the Company has reserves of commercially usable leonardite for the next 30 years. In 2018, we closed our chromite mine and processing operations in South Africa.

The Processed Minerals product line of our Specialty Minerals segment is supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company generally owns and surface mines these reserves and processes its products at nearby processing plants. The Company estimates these reserves, at current usage levels, to be in excess of 36 years at its limestone production facilities and in excess of 14 years at its talc production facility.

The Company has ongoing exploration and development activities for all of its mineral interests with the intent to increase its proven and probable reserves.

See Item 2, “Properties,” for more information with respect to these facilities and mines.

The Company relies on shipping bulk cargos of bentonite within and from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been sporadic.

Competition

The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader.

For the Performance Materials segment, the Company competes on the basis of product quality, service, technical support, price, product availability and logistics.  There are numerous major producers of competing products and various regional suppliers in the areas the Company serves. The Company is the world leader in bentonite, including number one positions in metalcasting and pet litter.  Some of the competitors are companies primarily in other lines of business with substantially greater financial resources than ours. With respect to the environmental products product line, the Company competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. The building materials product line competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with our drilling products.

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

Seasonality

Some of our product lines and operations in the Performance Materials segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. As a result, we consider the business of this segment to be seasonal. Our Processed Minerals product line of our Specialty Minerals segment is subject to similar seasonal patterns.

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

In the Specialty Minerals segment, the significant achievements of the Company's research and development efforts include: the satellite PCC plant concept; PCC crystal morphologies for paper filling and coating; FulFill® high filler technology systems; NewYield® Waste Stream Process Technology; ENVIROFIL® Waste Stream Process Technology; Thixocarb® PCC, Vicality® USP PCC, EMforce®, and Optibloc® for the Processed Minerals and Specialty PCC product lines.

The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs. The FulFill® E and V series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage. Depending on paper grades, this PCC volume increase may range from 15 to 30 percent.  NewYield® Waste Stream Process Technology cost-effectively converts a problematic pulp mill waste stream into a functional pigment for filling paper, eliminating the cost of environmental disposal and remediation of certain waste streams to papermakers. The product and technology have been validated on a commercial scale in a pulping operation and papermaking system in China, with several current projects underway. ENVIROFIL® Waste Stream Process Technology cost-effectively converts a problematic de-inked sludge waste into a functional pigment for filling paper, eliminating the cost of environmental disposal and remediation.

In the Refractories segment, the Company’s achievements include the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; and the MINSCAN® and HOTCRETE® application systems. The Company will continue to reformulate its refractory materials to be more competitive.

For the years ended December 31, 2018, 2017 and 2016, the Company spent approximately $22.7 million, $23.7 million and $23.8 million, respectively, on research and development. The Company's research and development spending for 2018, 2017 and 2016 was approximately 1.3%, 1.4% and 1.5% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Houston, Texas; and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey. Approximately 202 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 403 patents and approximately 1,710 trademarks related to its business. Our patents expire between 2019 and 2036. Our trademarks continue indefinitely. The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

At December 31, 2018, the Company employed 3,720 persons, of whom 1,995 were employed outside of the United States.

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

The global economic instability experienced in recent years had caused, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges in the countries in which we operate. The Company’s business and operating results had been and could once again be adversely affected by these global economic conditions. The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As discussed below, the industries we serve have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses. As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company. Adversity within capital markets may also impact the Company’s results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future. Future weakness in the global economy could materially and adversely affect our business and operating results.

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

Our Refractories segment primarily serves the steel industry.  European steel production continues to be affected by global volatility and overcapacity in the market. North American steel tariffs have stabilized current production in the United States, however, the tariffs are subject to change.

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

At December 31, 2018, the Company had outstanding borrowings of $1.0 billion pursuant to our senior secured credit facility. This financing will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

Our senior secured credit facility contains various covenants that limit our ability to take certain actions and our revolving credit facility, if used, also requires us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

The agreement governing our senior secured credit facility contains a number of significant covenants that, among other things, limit our ability to: incur additional debt or liens, consolidate or merge with any other person, alter the business we conduct, make investments, use the proceeds of asset sales or sale/leaseback transactions, enter into hedging arrangements, pay dividends or make certain other restricted payments, create dividend or other payment restrictions with respect to subsidiaries, and enter into transactions with affiliates. In addition, our revolving credit facility, if used, requires us to comply with specific financial ratios, including a maximum net leverage ratio, under which we are required to achieve specific financial results. Commencing with the second quarter of 2018, we had borrowings under our revolving credit facility, and are therefore required to comply with such financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants.

The Company’s sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $378.5 million in 2018, or approximately 21% of the Company’s net sales. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

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

The Company does business in many areas internationally. Approximately 47% of our sales in 2018 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Russia, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa. The UK’s decision to exit the European Union (referred to as Brexit) has caused additional volatility in the markets and currency exchange rates. Market conditions and exchange rates could continue to be volatile in the near term as this decision is implemented. As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 42% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract and economic information.

The Company relies on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers have been suspect. If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted. We are also subject to other shipping risks. In particular, rail service interruptions have affected our ability to ship, and the availability of rail service, and our ability to recover increased rail costs, may be beyond our control.

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

Our Energy Services Segment and certain product lines within our Performance Materials segment are affected by seasonal weather patterns. A majority of our Energy Services revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th. Actual or threatened hurricanes can result in volatile demand for sevices provided by our Energy Services segment. Our Environmental Products and Building Materials product lines within our Performance Materials segment are affected by weather patterns which determine the feasibility of construction activities. Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities. Our Processed Minerals product line is subject to similar seasonal patterns.

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

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Arizona, Pima County	Plant; Mine (1)	Limestone	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Performance Materials
Illinois, Belvidere	Plant	Metalcasting products	Performance Materials
Illinois, Hoffman Estates	Research laboratories; Administrative office (2)	All Company Products	All Segments
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Indiana, Troy	Plant	Metalcasting products	Performance Materials
Iowa, Shell Rock	Plant	Metalcasting products	Performance Materials
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Lafayette	Plant	Personal Care Products	Performance Materials
Louisiana, New Iberia	Operations base (2)	Filtration and Well testing services	Energy Services
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Michigan, Albion	Plant	Metalcasting products	Performance Materials
Mississippi, Aberdeen	Plant	Performance additive products	Performance Materials
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials
New York, New York	Headquarters (2)	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting, basic minerals and specialty products	Performance Materials
Ohio, Archbold	Plant	Metalcasting products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Pennsylvania, York	Plant	Metalcasting and pet care products	Performance Materials
Tennessee, Chattanooga	Plant	Metalcasting products	Performance Materials
Texas, Bay City	Plant	Talc	Specialty Minerals
Texas, Houston	Research laboratories (2)	Filtration and well testing services	Energy Services
Texas, Houston	Administrative Office (2)	Filtration and well testing services	Energy Services
Wisconsin, Neenah	Plant	Metalcasting products	Performance Materials
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Basic minerals, Specialty and pet care products; Environmental and building materials products	Performance Materials

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	Metalcasting, specialty and pet care products	Performance Materials
Australia, Carlingford	Sales Office (2)	Monolithic Refractories	Refractories
Australia, Gurulmundi	Plant; Mine	Metalcasting, specialty and pet care products	Performance Materials
Australia, Perth	Operations base (2)	Filtration services	Energy Services
Austria, Rottersdorf	Plant	Pet care products	Performance Materials
Belgium, Brussels	Administrative Office	Monolithic Refractories	Refractories
Brazil, Macae	Operations base (2)	Filtration services	Energy Services
Brazil, Sao Jose dos Campos	Sales Office (2)/Administrative Office	PCC	Specialty Minerals
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Beijing	Sales Office/Administrative Office	Metalcasting, specialty, fabric care and pet care products	Performance Materials
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Performance Materials
China, Suzhou	Plant/Sales Office/Research laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research laboratories	Metalcasting and fabric care products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
India, Chennai	Plant	Metalcasting products	Performance Materials
India, Mumbai	Sales Office (2)/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Indonesia, Jakarta	Operations base (2)	Filtration services	Energy Services
Ireland, Cork	Plant; Administrative Office (2)/ Research laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales/Administrative Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Performance Materials
Malaysia, Kemaman	Operations base (2)	Filtration and well testing services	Energy Services
Mexico, Villahermosa	Operations base (2)	Filtration services	Energy Services
Netherlands, Hengelo	Plant/Administrative Office	Metallurgical Wire	Refractories
Netherlands, Moerdjik	Plant/Administrative Office	Pet care products	Performance Materials
Nigeria, Port Harcourt	Operations base (2)	Well Testing services	Energy Services
Poland, Szczytno	Plant	Environmental products	Performance Materials
Scotland, Aberdeen	Operations base (2)	Filtration services	Energy Services
South Africa, Johannesburg	Sales Office/Administrative Office (2)	Monolithic Refractories	Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Santander	Administrative Office	Monolithic Refractories	Refractories

Location	Facility	Product Line	Segment
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
Turkey, Ordu	Plant; Mine	Pet care Products	Performance Materials
Turkey, Usak	Plant; Mine	Specialty material products	Performance Materials
United Kingdom, Birkenhead	Research laboratories (2)	Environmental products	Performance Materials
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant, Research laboratories	Fabric care and other products	Performance Materials

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or, under construction, within the Specialty Minerals segment, as of December 31, 2018. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Jackson	Boise Inc.
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Maine, Jay	Verso Paper Holdings LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	Boise Inc.
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co.
South Carolina, Eastover	International Paper Company
Washington, Longview	North Pacific Paper Corporation
Wisconsin, Kimberly	Appleton Coated
Wisconsin, Park Falls	Flambeau River Papers LLC
Wisconsin, Superior	New Page Corporation
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	CMPC - Celulose Rio Grandense
Brazil, Jacarei	Munksjo Brasil Ind e Com de Papeis Especiais Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Les Entreprises Rolland Inc
Canada, Windsor, Quebec	Domtar Inc.
China, Changshu	UPM Changshu
China, Dagang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou (1)	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Shandong	Shandong Sun Paper Industry Joint Stock Company Ltd
China, Shouguang (2)	Shandong Meilun Paper Corporation
Finland, Äänekoski	M-real Corporation
Finland, Tervakoski	Trierenberg Holding
France, Alizay	Double A Paper Company Ltd.
France, Quimperle	PDM Industries
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah (1)	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur (1)	Ballarpur Industries Ltd.
India, Kala Amb (2)	Ruchira Papers Limited
India, Saila Khurd	Kuantum Papers Ltd.
India, Rayagada (1)	JK Paper
Indonesia, Perawang (1)	PT Indah Kiat Pulp and Paper Corporation
Indonesia, Perawang 2 (2)	PT Indah Kiat Pulp and Paper Corporation
Indonesia, Pindo Deli (2)	PT Pindo Deli Pulp and Paper Mills
Japan, Shiraoi (1)	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz (1)	Navigator Paper Figueira, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank (1)	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom (1)	Double A Paper Company Ltd.
Thailand, Tha Toom 2 (1)	Double A Paper Company Ltd.

(1)	These plants are owned through joint ventures.
(2)   These plants are under construction.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of proven and probable reserves such quarry or mine holds, based on the most recent mine plan, its usage rate in 2018, and a conversion factor for the conversion of in-situ materials to saleable products, by major mineral category.

	2018 Tons Usage (000s)	Total Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves** (000s)	Conversion Factor	Mining Claims
						Owned	Unpatented *	Leased
Limestone
Adams, MA	714	23,028	23,028	—	80%	23,028	—	—
Canaan, CT	578	17,734	17,734	—	90%	17,734	—	—
Lucerne Valley, CA	997	40,762	40,762		95%	40,762	—	—
Pima County, AZ	170	7,869	7,869	—	90%	7,869	—	—
Total Limestone	2,459	89,393	89,393	—		89,393	—	—
			100%	0%		100%	0%	0%
Talc
Dillon, MT	189	2,728	2,728	—	85%	2,728	—	—
			100%	0%		100%	0%	0%
Sodium Bentonite
Australia	67	1,007	1,007	—	80%			1,007
Belle/Colony, WY/SD	1,263	64,560	64,560	—	77%	3,595	12,214	48,751
Lovell, WY	751	36,462	36,462	—	86%	16,753	14,971	4,738
Other SD, WY, MT		72,831	—	72,831	79%	54,815	15,048	2,968
Total Sodium Bentonite	2,081	174,860	102,029	72,831		75,163	42,233	57,464
			58%	42%		43%	24%	33%
Calcium Bentonite
Chao Yang, Liaoning, China	89	1,650	1,650	—	78%			1,650
Nevada	1	1,560	1,560	—	76%	1,016	44	500
Sandy Ridge, AL	93	6,525	6,525	—	75%	1,966		4,559
Turkey, Enez//Usak	236	3,608	3,608	—	77%			3,608
Turkey, Unye	187	4,750	4,750	—	80%			4,750
Total Calcium Bentonite	606	18,093	18,093	—		2,982	44	15,067
			100%	0%		16%	0%	83%
Leonardite
Gascoyne, ND	89	2,652	2,652	—	72%	—	2,019	633
			100%	0%			76%	24%
Chromite
South Africa	—	3,494	3,494	—	75%	—	—	3,494
			100%	0%		0%	0%	100%
Other
Nevada**	—	2,997	0%	2,997	80%		2,997	—
			—	100%		0%	100%	0%

GRAND TOTALS	5,424	294,217	218,389	75,828		170,266	47,293	76,658
			74%	26%		58%	16%	26%

*	Quantity of reserves that would be owned if patent was granted.
**	Unassigned reserves are reserves which we expect will require additional expenditures for processing facilities.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and thirty four pending asbestos cases. To date, 1,493 silica cases and 57 asbestos cases have been dismissed, not including any lawsuits against AMCOL International Corporation ("AMCOL") or American Colloid Company dismissed prior to our acquisition of AMCOL in 2014. Fourteen new asbestos cases were filed in 2018 and four additional cases were filed subsequent to the end of 2018. Four asbestos cases were dismissed during 2018 and no silica cases were dismissed during 2018. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 34 pending asbestos cases, 25 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In five of the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the sixth remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining three cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2018.

Item 4.  Mine Safety Disclosures

    The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

Executive Officers of the Company

Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name	Age	Position
Douglas T. Dietrich	49	Chief Executive Officer
Brett Argirakis	54	Vice President and Managing Director, Minteq International Inc.
Michael A. Cipolla	61	Vice President, Corporate Controller and Chief Accounting Officer
Matthew E. Garth	44	Senior Vice President, Finance and Treasury, Chief Financial Officer
Jonathan J. Hastings	56	Group President, Performance Materials
Andrew M. Jones	60	Vice President and Managing Director, Energy Services
Douglas W. Mayger	61	Senior Vice President and Director – MTI Supply Chain
Thomas J. Meek	61	Senior Vice President, General Counsel, Human Resources, Secretary and Chief
		Compliance Officer
D.J. Monagle, III	56	Group President, Specialty Minerals and Refractories

Douglas T. Dietrich was elected Chief Executive Officer effective December 2016. He joined the Company in August 2007 as Vice President, Corporate Development and Treasury, and was appointed Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 2011.  Prior to joining the Company, Mr. Dietrich was Vice President, Alcoa Wheel Products since 2006 and President, Alcoa Latin America Extrusions and Global Rod and Bar Products since 2002.

Brett Argirakis was elected Vice President and Managing Director, Minteq International in January 2016. Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility. Prior to his current position, he was Global Vice President & General Manager, Refractories effective August 2009.  Prior to that, he served as Director, Marketing, Minteq Europe and as Director of Sales and Field Operations for Minteq U.S.

Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003. Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller of the Company.

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

Jonathan J. Hastings was elected Group President, Performance Materials effective June 2018.  He joined the Company in September 2011 as Vice President, Corporate Development, and was appointed Senior Vice President, Corporate Development effective April 2013. Prior to joining the Company, he was Senior Director of Strategy and New Business Development – Coatings, Global at The Dow Chemical Company. Prior to that he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager – Packaging and Building Materials – Europe.

Andrew M. Jones was elected Vice President and Managing Director, Energy Services in October 2015. Prior to that, he was Vice President and Managing Director, Eastern Hemisphere, Energy Services since 2014 and Vice President of CETCO Oilfield Services West Africa since 2012. Prior to joining the Company, he was Managing Director of Africa Oilfield Services since 2009.

Douglas W. Mayger was elected Senior Vice President and Director – MTI Supply Chain in November 2015. Prior to that, he was Senior Vice President, Performance Minerals and Supply Chain effective June 2011. Prior to that, he was Vice President and Managing Director, Performance Minerals, effective October 2008. He joined the Company as plant manager in Lucerne Valley in 2002, and subsequently was Business Manager – Western Region and General Manager – Carbonates West, Performance Minerals. Before joining the Company, he served as Vice President of Operations for Aggregate Industries.

Thomas J. Meek was elected Senior Vice President, General Counsel and Secretary, Chief Compliance Officer in October 2012. Mr. Meek joined the Company as Vice President, General Counsel and Secretary effective September 1, 2009. In December 2011, he was given the additional responsibility for Human Resources. Prior to joining the Company, he served as Deputy General Counsel at Alcoa Inc. Before joining Alcoa Inc. in 1999, Mr. Meek worked with Koch Industries, Inc. of Wichita, Kansas, where he held numerous supervisory positions. His last position there was Interim General Counsel. From 1985 to 1990, Mr. Meek was an Associate/Partner in the Wichita, Kansas law firm of McDonald, Tinker, Skaer, Quinn & Herrington, P.A.

D.J. Monagle III was named Group President, Specialty Minerals and Refractories in March 2017. Prior to that, he was Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group, effective February 2014. Prior to that, he was Senior Vice President and Managing Director, Paper PCC, effective October 2008. In November 2007, he was appointed Vice President and Managing Director – Performance Minerals. He joined the Company in January of 2003 and held positions of increasing responsibility including Vice President, Americas, Paper PCC and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility. Between 1985 and 1990, he served as an aviation officer in the U.S. Army’s 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX".

Holders

On February 4, 2019 there were approximately 173 holders of record of the common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
October 1 - October 28	—	$—	230,650	$133,645,212
October 29 - November 25	—	$—	230,650	$133,645,212
November 26 - December 26	102,534	$52.07	333,184	$128,306,742
Total	102,534	$52.07

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 when the previous program expired. As of December 31, 2018, 333,184 shares have been repurchased under this program for $21.7 million, or an average price of approximately $65.12 per share.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2018.

	2013	2014	2015	2016	2017	2018
Minerals Technologies Inc.	$100.00	$115.99	$76.85	$129.87	$116.07	$86.81
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
Dow Jones US Industrials	100.00	170.30	105.49	126.09	157.03	139.35
Dow Jones US Basic Materials	100.00	103.39	90.54	108.90	136.22	114.19
S&P MidCap 400 Materials Sector	100.00	102.28	87.23	120.37	144.08	114.64

Item 6.  Selected Financial Data

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Net sales	$1,807.6	$1,675.7	$1,638.0	$1,797.6	$1,725.0
Cost of sales	1,346.2	1,208.5	1,177.6	1,326.6	1,289.6

Production margin	461.4	467.2	460.4	471.0	435.4

Marketing and administrative expenses	178.6	180.7	176.4	184.4	181.2
Research and development expenses	22.7	23.7	23.8	23.6	24.4
Insurance / litigation gain	—	—	—	—	(2.3)
Acquisition related transaction and integration costs	1.7	3.4	8.0	11.8	19.1
Restructuring and other items, net	2.5	15.0	28.3	45.2	43.2

Income from operations	255.9	244.4	223.9	206.0	169.8

Interest expense, net	(45.9)	(43.4)	(54.4)	(60.9)	(41.8)
Debt modification costs and fees	—	(3.9)	—	(4.5)	(5.8)
Non-cash pension settlement costs	(4.4)	—	—	—	—
Other non-operating income (deductions), net	(1.5)	(6.2)	0.8	(8.0)	0.8
Total non-operating deductions, net	(51.8)	(53.5)	(53.6)	(73.4)	(46.8)

Income from continuing operations before tax and equity in earnings	204.1	190.9	170.3	132.6	123.0
Provision (benefit) for taxes on income*	34.4	(6.6)	35.3	22.8	30.8
Equity in earnings of affiliates, net of tax	3.5	1.5	2.1	1.8	1.2

Income from continuing operations, net of tax	173.2	199.0	137.1	111.6	93.4
Income from discontinued operations, net of tax	—	—	—	—	2.1
Consolidated net income	173.2	199.0	137.1	111.6	95.5
Less:
Net income attributable to non-controlling interests	4.2	3.9	3.7	3.7	3.1
Net income attributable to Minerals Technologies Inc. (MTI)	$169.0	$195.1	$133.4	$107.9	$92.4

Earnings per share attributable to MTI:

Basic:
Income from continuing operations	$4.79	$5.54	$3.82	$3.11	$2.62
Income from discontinued operations	—	—	—	—	0.06
Basic earnings per share	$4.79	$5.54	$3.82	$3.11	$2.68

Diluted:
Income from continuing operations	$4.75	$5.48	$3.79	$3.08	$2.59
Income from discontinued operations	—	—	—	—	0.06
Diluted earnings per share	$4.75	$5.48	$3.79	$3.08	$2.65

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	35.3	35.2	34.9	34.7	34.5
Diluted	35.6	35.6	35.2	35.0	34.8

*
During the fourth quarter of 2017, the Company recorded a provisional $47 million income tax benefit from the U.S. Tax Cuts and Job Acts legislation. This benefit is comprised of an $82 million benefit which related primarily to the remeasurement of the Company’s U.S. deferred tax liabilities at a lower U.S. tax rate of 21%, partially offset by tax expense of $35 million for the deemed repatriation of unremitted earnings of foreign subsidiaries. During 2018, the Company recorded a benefit of $4.4 million as a measurement period adjustment to the deemed repatriation of unremitted earnings of foreign subsidiaries.

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Working capital	$494.4	$542.2	$455.6	$485.0	$552.0
Total assets	3,087.1	2,970.4	2,863.4	2,980.0	3,157.5
Long-term debt, net of unamortized discount and deferred financing costs	907.8	959.8	1,069.9	1,255.3	1,429.4
Total debt	1,016.3	969.9	1,082.8	1,264.9	1,435.3
Total shareholders' equity	1,385.3	1,279.1	1,030.9	937.7	888.9

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

Executive Summary

Worldwide sales increased 8% in 2018 to $1.808 billion as compared with $1.676 billion in 2017.  Consolidated income from operations increased 5% to $255.9 million as compared with $244.4 million in the prior year. Included in income from operations for 2018 were restructuring and other items of $2.5 million and included in income from operations in the previous year were restructuring and other costs of $15.0 million. Net income was $169.0 million, as compared to $195.1 million in the prior year. During the fourth quarter of 2017, the Company recorded a provisional $47 million income tax benefit from the U.S. Tax Cuts and Job Acts legislation. This benefit was comprised of an $82 million benefit which related primarily to the re-measurement of the Company’s U.S. deferred tax liabilities at a lower U.S. tax rate of 21%, partially offset by tax expense of $35.1 million for the deemed repatriation of unremitted earnings of foreign subsidiaries. During 2018, the Company recorded a benefit of $4.4 million as a measurement period adjustment for the deemed repatriation of unremitted earnings of foreign subsidiaries. The Company reported diluted earnings of $4.75 per share in 2018 as compared with $5.48 per share in the prior year.

In 2018, the Company continued to execute on its growth strategies of geographic expansion, new product innovation and acquisitions.  We continued our expansion and penetration efforts in the Metalcasting and Paper PCC markets in Asia. During 2017 and 2018, the Company signed contracts for over 400,000 tons of additional PCC capacity in Asia, of which 165,000 tons were secured in 2018.   In 2018, we commercialized 35 new value-added products and we continue to have a robust pipeline of innovative new products with a focus on increased speed of development. The Company also successfully closed on the acquisition of Sivomatic, a leading European supplier of premium pet litter products.

Long term debt as of December 31, 2018 was $907.8 million. During 2018, we repaid $66 million of our long-term debt. Since the acquisition of AMCOL in 2014, we repaid approximately $647 million of our Term Loan debt. We continue to strengthen our balance sheet. Cash, cash equivalents and short-term investments were $212.6 million as of December 31, 2018. Cash flow from operations for 2018 was $203.6 million. Our intention is to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

Outlook

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2019 from its existing businesses, as follows:

●
Develop multiple high-filler technologies under the FulFill® platform of products, to increase the fill rate in freesheet paper and continue to progress with commercial discussions and full-scale paper machine trials.

●
Develop products and processes for waste management and recycling opportunities to reduce the environmental impact of the paper mill, reduce energy consumption and improve the sustainability of the papermaking process, including our NewYield® and ENVIROFIL® products.

●	Further penetration into the packaging segment of the paper industry.
●	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
●	Expand the Company's PCC coating product line using the satellite model.
●	Increase our presence and gain penetration of our bentonite-based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
●	Increase our presence and market share in global pet care products, particularly in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Promote the Company's expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
●	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
●	Develop unique calcium carbonate and talc products used in the manufacture of novel biopolymers, a new market opportunity.
●	Deploy new talc and GCC products in paint, coating and packaging applications.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Increase our presence and market share in Asia and in the global powdered detergent market.
●	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
●	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
●	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
●	Increase our presence and market penetration in offshore produced water and offshore filtration and well testing within the Energy Services segment.
●	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$1,807.6	$1,675.7	$1,638.0	7.9%	2.3%
Cost of sales	1,346.2	1,208.5	1,177.6	11.4%	2.6%
Production margin	461.4	467.2	460.4	(1.2)%	1.5%
Production margin %	25.5%	27.9%	28.1%

Marketing and administrative expenses	178.6	180.7	176.4	(1.2)%	2.4%
Research and development expenses	22.7	23.7	23.8	(4.2)%	(0.4)%
Acquisition related transaction and integration costs	1.7	3.4	8.0	(50.0)%	(57.5)%
Restructuring and other items, net	2.5	15.0	28.3	(83.3)%	(47.0)%

Income from operations	255.9	244.4	223.9	4.7%	9.2%
Operating margin %	14.2%	14.6%	13.7%

Interest expense, net	(45.9)	(43.4)	(54.4)	5.8%	(20.2)%
Debt modification costs and fees	—	(3.9)	—	*	*
Non-cash pension settlement costs	(4.4)	—	—	*	*
Other non-operating income (deductions), net	(1.5)	(6.2)	0.8	(75.8)%	*
Total non-operating deductions, net	(51.8)	(53.5)	(53.6)	(3.2)%	(0.2)%

Income from operations before tax and equity in earnings	204.1	190.9	170.3	6.9%	12.1%
Provision (benefit) for taxes on income	34.4	(6.6)	35.3	*	(118.7)%
Effective tax rate	16.9%	(3.5)%	20.7%

Equity in earnings of affiliates, net of tax	3.5	1.5	2.1	133.3%	(28.6)%

Income from operations, net of tax	173.2	199.0	137.1	(13.0)%	45.1%
Less: Net income attributable to non-controlling interests	4.2	3.9	3.7	7.7%	5.4%
Net income attributable to Minerals Technologies Inc. (MTI)	$169.0	$195.1	$133.4	(13.4)%	46.3%

*	Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.S.	$961.6	$939.3	$936.2	2.4%	0.3%
International	846.0	736.4	701.8	14.9%	4.9%
Total sales	$1,807.6	$1,675.7	$1,638.0	7.9%	2.3%

Performance Materials Segment	$828.1	$734.8	$686.1	12.7%	7.1%
Specialty Minerals Segment	589.3	584.8	591.5	0.8%	(1.1)%
Refractories Segment	311.9	279.4	274.5	11.6%	1.8%
Energy Services Segment	78.3	76.7	85.9	2.1%	(10.7)%
Total sales	$1,807.6	$1,675.7	$1,638.0	7.9%	2.3%

Worldwide net sales in 2018 increased 8% from the previous year to $1,807.6 million. Foreign exchange had a favorable impact on sales of approximately $13.0 million or 1 percentage point.  The Company's results include $61.8 million of sales from Sivomatic. Net sales in the United States increased 2.4% to $961.6 million in 2018 and represented 53% of consolidated net sales. International sales increased to 14.9% to $846.0 million from $736.4 million and represented 47% of consolidated net sales.

Worldwide net sales in 2017 increased 2% from the previous year to $1,675.7 million.  Net sales in the United States increased slightly to $939.3 million in 2017 and represented 56% of consolidated net sales. International sales increased to $736.4 million from $701.8 million and represented 44% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,346.2 million, $1,208.5 million and $1,177.6 million in 2018, 2017 and 2016, respectively.  Production margin as a percentage of net sales was 25.5% in 2018, 27.9% in 2017 and 28.1% in 2016. The decrease in production margin was primarily due to higher raw material, logistics and energy costs.

Marketing and administrative costs were $178.6 million, $180.7 million and $176.4 million in 2018, 2017 and 2016, respectively. Marketing and administrative costs as a percentage of net sales were 9.9% in 2018, 10.7% in 2017 and 10.8% in 2016.

Research and development expenses were $22.7 million, $23.7 million and $23.8 million in 2018, 2017 and 2016, respectively. Research and development expenses as a percentage of net sales were 1.3% in 2018, 1.4% in 2017 and 1.4% in 2016.

The Company incurred $1.7 million, $3.4 million and $8.0 million in 2018, 2017 and 2016, respectively for acquisition related transaction and integration costs.

In 2018, the Company recorded a $1.8 million restructuring charge relating to Energy Services businesses we previously exited and a $0.7 million non-cash impairment charge related to the closure of one of our Paper PCC facilities in North America in the first quarter of 2019.

In 2017, the Company recorded $15.0 million in restructuring and non-cash impairment charges from the closure of Paper PCC facilities in North America, as well as the alignment of corporate and Paper PCC staffing levels into higher growth regions.

In 2016, the Company recorded a $28.3 million charge for impairment of assets and other restructuring costs, including lease termination costs relating to its exit of U.S. on-shore service lines, including the Nitrogen and Pipeline product lines in our Energy Services segment.

Income from Operations

During 2018, the Company recorded income from operations of $255.9 million as compared with $244.4 million in the prior year. Income from operations represented 14.2% of sales compared with 14.6% of sales in the prior year. Income from operations in 2018 included acquisition related integration costs of $1.7 million and restructuring and other items of $2.5 million.

During 2017, the Company recorded income from operations of $244.4 million as compared with $223.9 million in the prior year. Income from operations represented 14.6% of sales compared with 13.7% of sales in the prior year. Income from operations in 2017 included acquisition related integration costs of $3.4 million and restructuring and other items of $15.0 million.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $51.8 million in 2018 as compared with $53.5 million in the previous year.

Net interest expense was $45.9 million in 2018 as compared to $43.4 million in the prior year, as a result of higher interest rates and incremental borrowings related to our acquisition of Sivomatic. The Company recorded a $4.4 million pension settlement charge associated with our pension plans in the U.S.

Net interest expense was $43.4 million in 2017 as compared to $54.4 million in the prior year, as a result of lower debt balances due to principal repayments and lower interest costs relating to lower interest rates resulting from our debt repricing. The Company recorded $3.9 million in debt modification costs and fees relating to its repricing of the variable tranche of its Term Loan debt in February 2017.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes was $34.4 million, $(6.6) million and $35.3 million in 2018, 2017 and 2016, respectively. The effective tax rates were 16.9%, (3.5)% and 20.7% during 2018, 2017 and 2016, respectively. Included in the benefit from taxes in 2017 was a provisional $47.3 million income tax benefit from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) legislation, enacted in December 2017. This benefit is comprised of an $82.4 million gain related primarily to the re-measurement of the Company’s U.S. deferred tax liabilities at a lower U.S. tax rate of 21%, partially offset by tax expense of $35.1 million for the deemed repatriation of unremitted earnings of foreign subsidiaries. Included in the provision for taxes for 2018 is a $4.4 million benefit representing an adjustment of the provisional amounts previously recorded for U.S. Tax Reform.

The higher effective tax rate in 2018 as compared to 2017 was primarily due to the benefit of the re-measurement of the Company’s U.S. deferred tax liabilities to 21% in 2017.  The lower effective tax rate in 2017 as compared to 2016 was primarily due to U.S. Tax Reform. Effective in 2018, U.S. Tax Reform reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments.

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

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States. The tax benefits from percentage depletion were $8.0 million in 2018, $12.9 million in 2017 and $11.3 million in 2016.

The U.S. Tax Reform legislation established a new Global Intangible Low-Tax Income provision (“GILTI”) that currently taxes certain income from foreign operations.  The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred.  The net charge to the Company during 2018 for GILTI is $2.1 million.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States. These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in an increase of $2.3 million and decrease of income tax expense of  $10.7 million and $14.7 million in 2018, 2017 and 2016, respectively.

Consolidated Net Income

Consolidated net income was $173.2 million in 2018 and included a $7.0 million charge, net of tax. This charge consisted of acquisition related transaction and integration costs and restructuring and other items, net. Additionally, it includes a $3.7 million benefit from U.S. Tax Reform.

Consolidated net income was $199.0 million in 2017 and included a $15.5 million charge, net of tax. This charge consisted of acquisition related transaction and integration costs and restructuring and other items, net. Additionally, it includes a $47.3 million tax benefit from U.S. Tax Reform.

Segment Review

The following discussions highlight the operating results for each of our four segments.

Performance Materials Segment

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Net Sales
Metalcasting	$328.9	$294.3	$258.0	$34.6	$36.3
Household, Personal Care & Specialty Products	248.8	169.6	171.2	79.2	(1.6)
Environmental Products	80.3	67.7	78.9	12.6	(11.2)
Building Materials	70.4	78.2	74.1	(7.8)	4.1
Basic Minerals	99.7	125.0	103.9	(25.3)	21.1
Total net sales	$828.1	$734.8	$686.1	$93.3	$48.7

Income from operations	$116.8	$119.7	$121.1	$(2.9)	$(1.4)
% of net sales	14.1%	16.3%	17.7%

2018 v 2017

Net sales in the Performance Materials segment were $828.1 million and increased $93.3 million in 2018, or 13 percent. Metalcasting’s sales increased $34.6 million or 12 percent, primarily due to higher volumes of greensand bonds in North America and Asia. Household, Personal Care & Specialty Products sales increased 47 percent, primarily driven by higher pet care revenue, including the acquisition of Sivomatic, and increased European fabric care sales. Environmental Products sales rose 19 percent due to several large projects. This growth was partially offset by lower sales in Building Materials resulting from fewer large projects and a decrease in Basic Minerals due to the Company's exit from the bulk chromite business.

Income from operations decreased $2.9 million to $116.8 million in 2018 and represented 14.1% of net sales as compared to $121.1 million and 17.7% of sales in 2017, primarily due to higher raw material, logistics and energy costs, which were partially offset by increased selling prices and higher volume.

2017 v 2016

Net sales in the Performance Materials segment in 2017 of $734.8 million increased $48.7 million from 2016. Metalcasting’s sales increased $36.3 million or 14 percent primarily due to higher volumes in Asia and North America. Basic Minerals sales increased $21.1 million or 20 percent primarily due to higher sales of chromite and drilling products. These sales increases were partially offset by lower Environmental Products sales and lower fabric care sales which impacted Household, Personal Care & Specialty Products.

Income from operations decreased $1.4 million to $119.7 million in 2017 and represented 16.3% of net sales compared to $121.1 million and 17.7% of sales in 2016.

Specialty Minerals Segment

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Net Sales
Paper PCC	$378.5	$377.7	$387.9	$0.8	$(10.2)
Specialty PCC	66.9	66.0	64.3	0.9	1.7
PCC Products	$445.4	$443.7	$452.2	$1.7	$(8.5)

Ground Calcium Carbonate	$91.0	$87.3	$83.6	$3.7	$3.7
Talc	52.9	53.8	55.7	(0.9)	(1.9)
Processed Minerals Products	$143.9	$141.1	$139.3	$2.8	$1.8

Total net sales	$589.3	$584.8	$591.5	$4.5	$(6.7)

Income from operations	$95.4	$88.9	$102.7	$6.5	$(13.8)
% of net sales	16.2%	15.2%	17.4%

2018 v 2017

Net sales in the Specialty Minerals segment increased 1 percent to $589.3 million in 2018 from $584.8 million in 2017. Worldwide sales of PCC products were up slightly to $445.4 million as higher sales in Asia were partially offset by reduced sales in North America due to customer paper machine shutdowns in late 2017 and early 2018. Sales of Processed Minerals products rose 2 percent to $143.9 million. Ground Calcium Carbonate sales grew 4 percent, driven by higher volumes in the construction market, while talc sales decreased 2 percent.

Income from operations increased $6.5 million to $95.4 million in 2018 and represented 16.2% of net sales compared to $88.9 million and 15.2% of sales in the prior year. This increase was primarily due to $12.4 million in restructuring and bad debt costs recorded in the prior year.  Excluding the impact of the restructuring and bad debt costs recorded in the prior year, there was a decrease in operating income due to paper machine shutdowns in North America, and higher logistics and energy costs. Included in income from operations for 2018 were restructuring and impairment charges of $0.7 million.

2017 v 2016

Net sales in the Specialty Minerals segment decreased 1 percent to $584.8 million in 2017 from $591.5 million in 2016. Higher sales in our Processed Minerals product line, stemming from increased ground calcium carbonate volumes, were offset by declines in Paper PCC. Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased $8.5 million, or 2 percent. The decrease in Paper PCC sales was primarily due to the closure of several paper mills in North America, which offset growth in Asia, Europe and Latin America.

Income from operations decreased $13.8 million to $88.9 million in 2017 and represented 15.2% of net sales compared to $102.7 million and 17.4% of sales in prior year. Included in income from operations were restructuring and impairment charges of $10.3 million and provision for bad debt related to a customer bankruptcy in Malaysia for $2.1 million.

Refractories Segment

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Net Sales
Refractory Products	$261.1	$226.9	$219.0	$34.2	$7.9
Metallurgical Products	50.8	52.5	55.5	(1.7)	(3.0)
Total net sales	$311.9	$279.4	$274.5	$32.5	$4.9

Income from operations	$45.4	$39.8	$37.0	$5.6	$2.8
% of net sales	14.6%	14.2%	13.5%

2018 v 2017

Net sales in the Refractories segment increased 12 percent to $311.9 million in 2018, driven by higher volumes of refractory products and from increased pricing to offset higher raw material costs.

Income from operations increased $5.6 million to $45.4 million and represented 14.6% of net sales in 2018 compared to $39.8 million or 14.2% of sales in 2017.

2017 v 2016

Net sales in the Refractories segment of $279.4 million increased $4.9 million in 2017 or 2 percent. Higher equipment sales were partially offset by lower sales in metallurgical products.

Income from operations increased $2.8 million in 2017 to $39.8 million and represented 14.2% of net sales compared to $37.0 million or 13.5% of sales in 2016. The increase in income from operations relates primarily to higher refractory and equipment sales and lower refractory operating costs.

Energy Services Segment

	Year Ended December 31,
(millions of dollars)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Net Sales	$78.3	$76.7	$85.9	$1.6	$(9.2)

Income (Loss) from operations	$4.5	$6.1	$(25.9)	$(1.6)	$32.0
% of net sales	5.7%	8.0%	*

*	Not meaningful

2018 v 2017

Net sales in the Energy Services segment increased $1.6 million in 2018 or 2 percent, driven by  higher filtration activity in the Gulf of Mexico and in the North Sea.

The segment recorded income from operations of $4.5 million in 2018 as compared to $6.1 million in the prior year.  Included in income from operations was $1.8 million of additional restructuring charges relating to the exit of certain businesses in 2016.

2017 v 2016

Net sales in the Energy Services segment declined $9.2 million in 2017. The sales decrease was due to continued weak market conditions in the oil and gas sector and the shutdown of U.S. on-shore service lines, including nitrogen and pipeline, in the second quarter of 2016.

    The segment recorded income from operations of $6.1 million in 2017. Included in income from operations was $1.7 million of additional restructuring charges relating to the exit of certain businesses in 2016, which was offset by a $1.1 million gain on sale of previously impaired assets.

Liquidity and Capital Resources

Cash provided from continuing operations in 2018 was $203.6 million, compared with $207.6 million in prior year. Cash flows provided from operations in 2018 were principally use to repay debt, fund the Company's pension plans, fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases. In 2018, the Company repaid approximately $66 million in principal amount of its long-term debt.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. During 2018, the Company repaid $57 million on its Term Facility. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility. As of December 31, 2018, there were $100 million in outstanding loans and $10.5 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has committed loan facilities for the funding of new manufacturing facilities in China. In addition, the Company has a committed loan facility in Japan. As of December 31, 2018, on a combined basis, $5.1 million was outstanding under these facilities. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $3.8 million on these loans in 2018.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2018, the Company repaid $5.4 million on these loans.

As of December 31, 2018, the Company had $42.7 million in uncommitted short-term bank credit lines, of which approximately $5.2 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2019 should be between $70 million and $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at December 31, 2018 was an asset of $2.7 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at December 31, 2018 was an asset of $1.3 million.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017 after the previous program expired.  As of December 31, 2018, 333,184 shares have been repurchased under this program for $21.7 million, or an average price of approximately $65.12 per share.

On January 23, 2019, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

Contractual Obligations

The Company has committed cash outflow related to long-term debt, interest on debt, pension and post-retirement benefit obligations, operating lease agreements, and other long-term contractual obligations. As of December 31, 2018, minimum payments for these obligations were as follows:

	Payments Due by Period
(millions of dollars)	Total	2019	2020 – 2021	2022 – 2023	After 2023
Long-term debt	$930.9	$3.3	$269.4	$0.2	$658.0
Interest related to long term debt	200.6	45.6	83.7	65.8	5.5
Estimated pension and post retirement plan funding	20.0	10.0	10.0	—	—
Operating lease obligations	79.8	17.3	22.5	15.2	24.8
Repatriation tax liability	16.4	—	—	—	16.4
Other long term liabilities	23.4	0.4	—	—	23.0
Total contractual obligations	$1,271.1	$76.6	$385.6	$81.2	$727.7

Debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion. As of December 31, 2018, maturities for long-term debt extended to 2024. The above table does not include borrowings under our Revolving Facility as such amounts can be borrowed and repaid as required.  Any remaining outstanding loans under the Revolving  Facility will mature in April 2023.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2018 and is calculated on debt with maturities that, on December 31, 2018 extended to 2024. As the contractual interest rate for a portion of our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2020 and, accordingly, no amounts have been included in the table beyond such dates.

The Company has several non-cancelable operating leases, primarily for office space and equipment. Operating lease obligations includes future minimum rental commitments under non-cancelable leases.

The Company recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings under U.S. Tax Reform of $35.1 million, payable in eight annual interest-free installments beginning in 2018.  The Company paid its first installment in 2018 and was required to apply certain overpayments to the outstanding liability.  The remaining liability is payable in 2023 and after.

Other long-term liabilities include asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at its PCC satellite facilities and mining operations. See Note 20 to the Consolidated Financial Statements.

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $16.6 million at December 31, 2018. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized at the point in time when the customer obtains control of the promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Company's revenues are primarily derived from the sale of products.  Our primary performance obligation is satisfied upon shipment or delivery to our customer based on written sales terms, which is also when control is transferred.  Revenues from sales of equipment are recorded upon completion of installation and transfer of control to the customer.  Revenues from services are recorded when the services are performed.

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2018 and 2017, respectively. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Revenues within our Energy Services segment are service based. Certain contracts within this segment are long-term contracts.  Revenue where our performance obligations are satisfied in phases is recognized over time using certain input measures based on the measurement of the value transferred to the customer, including milestones achieved.

Valuation of Long-lived Assets, Goodwill and Other Intangible Assets

We assess the possible impairment of long-lived assets and identifiable amortizable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is evaluated for impairment at least annually. Factors we consider important that could trigger an impairment review include the following:

●	Significant under-performance relative to historical or projected future operating results;
●	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
●	Significant negative industry or economic trends;
●	Market capitalization below invested capital.

Annually, the Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company then evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. Step one involves a) developing the fair value of total invested capital of each reporting unit in which goodwill is assigned; and b) comparing the fair value of total invested capital for each reporting unit to its carrying amount, to determine if there is goodwill impairment. Should the carrying amount for a reporting unit exceed its fair value, then the step one test is failed, and the magnitude of any goodwill impairment is determined under step two. The amount of impairment loss is determined in step two by comparing the implied fair value of reporting unit goodwill with the carrying amount of goodwill.

The Company has five reporting units; Performance Materials, PCC, Processed Minerals, Refractories and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. In the fourth quarter of 2018, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

When we acquire a company, we determine fair value on the acquisition date of assets acquired and liabilities assumed.  We use the income, market or cost approach (or a combination thereof) for the valuation and use valuation inputs and analyses that are based on market participant assumptions.  Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Income Taxes

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

Deferred tax liabilities represent the amount of income taxes payable in future periods. Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. The amount recorded for the net deferred tax liability was $170.5 million and $133.8 million at December 31, 2018 and 2017, respectively.

U.S. Tax Reform was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the legislation reduced the U.S. statutory tax rate from 35% to 21%, created new taxes on certain foreign-sourced earnings and certain related-party payments. In addition, in 2017, the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of this legislation requires significant judgments and estimates in the interpretation and calculations of its provisions.

Due to the timing of the enactment and the complexity involved in applying the provisions of the U.S. Tax Reform, the Company made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements for the year ended December 31, 2017. In 2018, the Company reviewed additional guidance issued by the U.S. Treasury Department, IRS and other standard-setting bodies, collected and prepared the necessary data, and made adjustments to the provisional amount, which resulted in a $4.4 million benefit recorded for the year ended December 31, 2018.

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

Pension Benefits

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

A one percentage point change in our major assumptions would have the following effects:

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset
1% increase	$(3.8)	$0.8	$(2.0)
1% decrease	$6.6	$(0.7)	$2.7

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(31.4)	$4.0
1% decrease	$54.0	$(3.5)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2018 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities. As of December 31, 2018, the Company had approximately 55% of its pension assets in equity securities, 38% in fixed income securities and 7% in other securities.

The Company recognized pension expense of $16.0 million in 2018 as compared to $12.6 million in 2017. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2018, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($73.6 million), as compared to ($91.3 million) in 2017. The majority of the actuarial losses were due to decreases in the discount rate in 2012 and lower actual rates of return on assets than expected during the financial crisis of 2008.

In 2018, included in other comprehensive income, is a net loss of $21.6 million ($16.9 million after-tax) primarily due to a change in discount rates. In 2017, a net loss of $10.0 million ($8.5 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2016, a net loss of $4.6 million ($3.2 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2018, the average remaining service period of active employees or life expectancy for fully eligible employees was 10 years. We expect our 2019 amortization of net actuarial losses to be approximately $9.6 million.

For a detailed discussion on the application of these and other accounting policies, see "Summary of Significant Accounting Policies" in Note 1 to the Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Inflation

While inflation historically has not had a material impact on the Company, our financial performance could be adversely affected by increases in energy and commodity prices. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018 with early adoption permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities, applying the new lease standard to all leases existing at the date of initial application. The Company has adopted this new standard effective January 1, 2019 using the effective date as our date of initial application. As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. On adoption, we expect to recognize additional operating liabilities of between $60 million to $65 million with corresponding ROU assets ranging from $50 million to $55 million based on the present value of the remaining lease payments under existing operating leases. The adoption of this standard will not have a material impact on the Company's financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment", which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted. The Company will adopt this standard January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The standard is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. We have adopted this standard effective January 1, 2019.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General:  Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures and adds disclosure requirements identified as relevant.  The standard is effective for annual periods beginning after December 15, 2020, with early adoption permitted.  The Company will adopt this standard January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement:  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates, amends and adds disclosure requirements for fair value measurement.  The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company will adopt this standard January 1, 2020.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adoption of ASU 2014-09 Revenue from Contracts with Customers

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

Under accounting standards codification (ASC 606) revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit as goods are delivered and services are performed.

We utilized a comprehensive approach to assess the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We completed our contract and business process reviews and implemented changes to our controls to support recognition and disclosures under the new standard. We recognize revenue when our performance obligation is satisfied. See Note 2 to the Consolidated Financial Statements.

Adoption of ASU 2017-07 Compensation - Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On January 1, 2018, the Company adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost. All other components of net periodic benefit cost will be presented outside operating income. The provisions have been applied retrospectively for the income statement presentation requirements. Prior to the adoption of the standard, the Company classified all net periodic benefit costs within operating costs, primarily within “Marketing and administrative expenses” on the Consolidated Statements of Income. The line item classification changes required by the standard did not impact the Company’s pre-tax earnings or net income; however, “Income from operations” and “Other non-operating income (deductions), net” changed by immaterial offsetting amounts. As a result of the accounting change, the Company reclassified approximately $1.7 million and $3.0 million from marketing and administrative expenses to other non-operating deductions for the years ended December 31, 2017 and 2016, respectively, to conform to the current year presentation.

Adoption of ASU 2017-12 Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities

On January 1, 2018, the Company early adopted the provisions of ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which improves and simplifies existing standard to allow companies to better reflect their risk management activities in the financial statements. The standard expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. The adoption of this standard did not have an impact on the Company’s financial statements.

Adoption of ASU 2017-01 Business Combinations

On January 1, 2018, the Company adopted the provisions of ASU 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this new standard did not have an impact on the Company’s financial statements.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities. We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged. In the second quarter of 2018, the Company entered into a cross currency swap with a total notional value of $150 million.  The swap matures in May 2023.  The fair value of this swap at December 31, 2018, was an asset of $3.7 million.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 14 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding. The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million. In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for an initial aggregate notional amount of $150 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year. A one percentage point change in interest rates would cost $4.0 million in incremental interest charges on an annual basis.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During 2018, we closed on the acquisition of Sivomatic and we excluded Sivomatic from the scope of management’s report on internal control over financial reporting for the year ended December 31, 2018. We are in the process of integrating Sivomatic to our overall internal control over financial reporting and will include them in scope for the year ending December 31, 2019. This process may result in additions or changes to our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the fourth fiscal quarter of 2018 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled "Code of Ethics for the Senior Financial Officers," which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Governance, then Corporate Responsibility and then Policies and Charters.

See “Executive Officers of the Company” in Part I of this report for information regarding executive officers of the Company.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2018. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,054,259	$54.04	866,023

Total	1,054,259	$54.04	866,023

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Governance, then Corporate Responsibility and then Policies and Charters. The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence” is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Management's Report on Internal Control Over Financial Reporting

2.	Financial Statement Schedule. The following financial statement schedule is filed as part of this report:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Exhibit Title
3.1
Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit 3.1 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)

3.2
By-Laws of the Company as amended and restated effective March 13, 2018 (Incorporated by reference to exhibit 3.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on March 19, 2018)

4.1	Specimen Certificate of Common Stock (Incorporated by reference to exhibit 4.1 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)
10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.6
Form of Employment Agreement between the Company and each of Brett Argirakis,  Michael A. Cipolla, Matthew E. Garth, Jonathan J., Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.8
Form of Severance Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Matthew E. Garth, Jonathan J. Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Douglas T. Dietrich, Matthew E. Garth, Jonathan J. Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Employee Protection Plan, as amended August 27, 1999 (Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2004) (+)

10.11
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.11(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430)for the year ended December 31, 2011) (+)

10.12	2015 Stock Award and Incentive Plan of the Company (Incorporated by reference to Appendix B to the Company’s 2015 Proxy Statement (file no. 001-11430) filed on April 2, 2015) (+)
10.13
Company Retirement Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.12 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.13(a)
Second Amendment to Company Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.13(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.13(b)
Third Amendment to Company Retirement Plan, as amended and restated, dated June 12, 2015 (Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended June 28, 2015)(+)

10.13(c)
Fourth Amendment to Company Retirement Plan, as amended and restated, dated December 16, 2016 (Incorporated by reference to exhibit 10.13(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016)(+)

10.13(d)
Fifth Amendment to Company Retirement Plan, as amended and restated, dated December 6, 2017 (Incorporated by reference to exhibit 10.13(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.14
Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.14(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.15(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(c)
Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.15(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(d)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (Incorporated by reference to exhibit 10.15(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2015)(+)

10.16
Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.16(a)
Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)

10.16(b)
First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.16(c)
Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.16(d)
Third Amendment to the Company Supplemental Savings Plan, dated December 16, 2016 (Incorporated by reference to exhibit 10.16(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016)(+)

10.17
Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)

10.17(a)
Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.17(b)
First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.18
Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)

10.18(a)
First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.19
Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.19(a)
Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.20
AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended (Incorporated by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (file no. 0-15661)) (+)

10.20(a)
First Amendment to AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated December 22, 2014 (Incorporated by reference to exhibit 10.20(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.20(b)
Third Amendment to the AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated August 21, 2015 (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended September 27, 2015)(+)

10.21
AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (Incorporated by reference to the exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (file no. 0-15661)) (+)

10.21(a)
First Amendment to AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees, dated December 22, 2014 (Incorporated by reference to exhibit 10.21(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.21(b)
Second Amendment to Amended and Restated Supplementary Pension Plan for Employees of AMCOL International Corporation, dated August 21, 2015 (Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended September 27, 2015)(+)

10.22
Third Amendment, dated as of April 18, 2018, to the Credit Agreement, dated as of May 9, 2014, among Minerals Technologies Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent , and the other agents party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto (Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on April 20, 2018)

10.23
Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

21.1	Subsidiaries of the Company (*)
23.1	Consent of Independent Registered Public Accounting Firm (*)
24	Power of Attorney (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Douglas T. Dietrich
Douglas T. Dietrich
Chief Executive Officer

February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chief Executive Officer	February 15, 2019
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Matthew E. Garth	Senior Vice President – Finance and Treasury,	February 15, 2019
Matthew E. Garth	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 15, 2019
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 15, 2019
Joseph C. Breunig

*	Director	February 15, 2019
John J. Carmola

*	Director	February 15, 2019
Robert L. Clark

/s/ Douglas T. Dietrich	Director	February 15, 2019
Douglas T. Dietrich

*	Chairman and Director	February 15, 2019
Duane R. Dunham

*	Director	February 15, 2019
Franklin L. Feder

*	Director	February 15, 2019
Carolyn K. Pittman

*	Director	February 15, 2019
Marc E. Robinson

*	Director	February 15, 2019
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$208.8	$212.2
Short-term investments, at cost which approximates market	3.8	2.7
Accounts receivable, less allowance for doubtful accounts – $3.2 in 2018; $4.2 in 2017	387.3	383.0
Inventories	239.2	219.3
Prepaid expenses	32.0	30.1
Other current assets	5.2	4.9
Total current assets	876.3	852.2

Property, plant and equipment, less accumulated depreciation and depletion	1,102.9	1,061.3
Goodwill	812.4	779.3
Intangible assets	214.1	196.5
Deferred income taxes	26.3	25.6
Other assets and deferred charges	55.1	55.5
Total assets	$3,087.1	$2,970.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$105.2	$6.3
Current maturities of long-term debt	3.3	3.8
Accounts payable	169.1	179.0
Income tax payable	1.6	8.4
Accrued compensation and related items	48.1	55.4
Other current liabilities	54.6	57.1
Total current liabilities	381.9	310.0

Long-term debt, net of unamortized discount and deferred financing costs	907.8	959.8
Deferred income taxes	196.8	159.4
Accrued pension and postretirement benefits	124.2	155.0
Other non-current liabilities	91.1	107.1
Total liabilities	1,701.8	1,691.3

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 48,793,918 shares in 2018 and 48,644,736 shares in 2017	4.9	4.9
Additional paid-in capital	431.9	422.7
Retained earnings	1,769.1	1,607.2
Accumulated other comprehensive loss	(233.7)	(186.1)
Less common stock held in treasury, at cost; 13,603,575 shares in 2018 and 13,270,391 shares in 2017	(618.7)	(597.0)

Total Minerals Technologies Inc. shareholders' equity	1,353.5	1,251.7
Non-controlling interests	31.8	27.4
Total shareholders' equity	1,385.3	1,279.1

Total liabilities and shareholders' equity	$3,087.1	$2,970.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2018	2017	2016
Product sales	$1,729.3	$1,599.0	$1,552.1
Service revenue	78.3	76.7	85.9
Total net sales	1,807.6	1,675.7	1,638.0

Cost of goods sold	1,293.3	1,158.5	1,117.7
Cost of service revenue	52.9	50.0	59.9
Total cost of sales	1,346.2	1,208.5	1,177.6

Production margin	461.4	467.2	460.4

Marketing and administrative expenses	178.6	180.7	176.4
Research and development expenses	22.7	23.7	23.8
Acquisition related transaction and integration costs	1.7	3.4	8.0
Restructuring and other items, net	2.5	15.0	28.3

Income from operations	255.9	244.4	223.9

Interest expense, net	(45.9)	(43.4)	(54.4)
Debt modification costs and fees	—	(3.9)	—
Non-cash pension settlement costs	(4.4)	—	—
Other non-operating income (deductions), net	(1.5)	(6.2)	0.8
Total non-operating deductions, net	(51.8)	(53.5)	(53.6)

Income from operations before tax and equity in earnings	204.1	190.9	170.3
Provision (benefit) for taxes on income	34.4	(6.6)	35.3
Equity in earnings of affiliates, net of tax	3.5	1.5	2.1

Consolidated net income	173.2	199.0	137.1
Less:
Net income attributable to non-controlling interests	4.2	3.9	3.7
Net income attributable to Minerals Technologies Inc.	$169.0	$195.1	$133.4

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$4.79	$5.54	$3.82
Diluted:
Income from operations attributable to Minerals Technologies Inc.	$4.75	$5.48	$3.79

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	35.3	35.2	34.9
Diluted	35.6	35.6	35.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Consolidated net income	$173.2	$199.0	$137.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67.9)	44.7	(40.2)
Pension and postretirement plan adjustments	16.9	(8.5)	(3.2)
Unrealized gains on cash flow hedges	1.6	0.3	1.6
Total other comprehensive income (loss), net of tax	(49.4)	36.5	(41.8)
Total comprehensive income including non-controlling interests	123.8	235.5	95.3

Less: Net income attributable to non-controlling interests	4.2	3.9	3.7
Less: Foreign currency translation adjustments attributable to non-controlling interests	(1.8)	1.5	(1.6)
Comprehensive income attributable to non-controlling interests	2.4	5.4	2.1

Comprehensive income attributable to Minerals Technologies Inc.	$121.4	$230.1	$93.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Operating Activities:

Consolidated net income	$173.2	$199.0	$137.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94.3	91.0	91.9
Loss on disposal of property, plant and equipment	2.8	1.8	1.9
Deferred income taxes	15.4	(76.1)	(10.9)
Pension amortization and settlement loss	13.4	7.4	7.9
Provision for bad debts	3.2	3.8	6.2
Stock-based compensation	6.2	8.1	6.3
Asset impairment charge	0.7	5.3	18.5
Non-cash debt modification costs	—	1.8	—
Other non-cash items	(3.5)	(1.7)	(3.1)

Changes in operating assets and liabilities
Accounts receivable	(3.0)	(27.3)	(4.9)
Inventories	(14.7)	(25.2)	3.1
Pension plan funding	(24.2)	(10.8)	(10.5)
Accounts payable	(11.2)	28.0	(4.8)
Restructuring liabilities	(4.9)	4.5	(4.3)
Income taxes payable	(7.4)	(12.6)	5.4
Prepaid expenses and other	(36.7)	10.6	(14.7)
Net cash provided by operating activities	203.6	207.6	225.1

Investing Activities:

Purchases of property, plant and equipment	(75.9)	(76.7)	(62.4)
Acquisition of business, net of cash acquired	(122.5)	—	—
Proceeds from sale of assets	0.9	1.4	1.4
Purchases of short-term investments	(7.7)	(4.5)	(6.7)
Proceeds from sale of short-term investments	6.1	3.8	8.0
Other investing activities	(0.9)	(1.5)	(1.9)
Net cash used in investing activities	(200.0)	(77.5)	(61.6)

Financing Activities:

Debt issuance costs	(1.5)	—	—
Proceeds from issuance of long-term debt	—	—	7.2
Repayment of long-term debt	(66.3)	(118.9)	(193.2)
Proceeds from issuance of short-term debt	113.0	—	—
Repayment of short-term debt	(14.0)	(0.2)	(0.1)
Purchase of common shares for treasury	(21.7)	(0.7)	(2.6)
Proceeds from issuance of stock under option plan	3.0	14.6	5.5
Excess tax benefits related to stock incentive programs	(3.1)	(3.6)	0.3
Dividends paid to non-controlling interests	(1.8)	(2.4)	(4.9)
Capital contribution by non-controlling interests	3.7	—	—
Cash dividends paid	(7.1)	(7.0)	(7.0)
Net cash used in financing activities	4.2	(118.2)	(194.8)

Effect of exchange rate changes on cash and cash equivalents	(11.2)	11.8	(9.6)

Net increase (decrease) in cash and cash equivalents	(3.4)	23.7	(40.9)
Cash and cash equivalents at beginning of period	212.2	188.5	229.4
Cash and cash equivalents at end of period	$208.8	$212.2	$188.5

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$0.3	$—	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2015	$4.8	$387.6	$1,292.7	$(180.9)	$(593.7)	$27.2	$937.7

Net income	—	—	133.4	—	—	3.7	137.1
Other comprehensive income (loss)	—	—	—	(40.2)	—	(1.6)	(41.8)
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends to non-controlling interests	—	—	—	—	—	(4.9)	(4.9)
Issuance of shares pursuant to employee stock compensation plans	—	5.5	—	—	—	—	5.5
Income tax benefit arising from employee stock compensation plans	—	0.6	—	—	—	—	0.6
Purchase of common stock for treasury	—	—	—	—	(2.6)	—	(2.6)
Stock-based compensation	—	6.3	—	—	—	—	6.3
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)	$24.4	$1,030.9

Net income	—	—	195.1	—	—	3.9	199.0
Other comprehensive income (loss)	—	—	—	35.0	—	1.5	36.5
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends to non-controlling interests	—	—	—	—	—	(2.4)	(2.4)
Issuance of shares pursuant to employee stock compensation plans	0.1	14.6	—	—	—	—	14.7
Purchase of common stock for treasury	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation	—	8.1	—	—	—	—	8.1
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	169.0	—	—	4.2	173.2
Other comprehensive income (loss)	—	—	—	(47.6)	—	(1.8)	(49.4)
Dividends declared	—	—	(7.1)	—	—	—	(7.1)
Dividends to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Acquisition of non-controlling interests	—	—	—	—	—	0.1	0.1
Capital contribution from non-controlling interests	—	—	—	—	—	3.7	3.7
Issuance of shares pursuant to employee stock compensation plans	—	3.0	—	—	—	—	3.0
Purchase of common stock for treasury	—	—	—	—	(21.7)	—	(21.7)
Stock-based compensation	—	6.2	—	—	—	—	6.2
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $3.8 million and $2.7 million at December 31, 2018 and 2017, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2018.

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

Depletion of mineral reserves is determined on a unit-of-extraction basis for financial reporting purposes, based upon proven and probable reserves, and generally on a percentage depletion basis for tax purposes.

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

Investment in Joint Ventures

The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2018, the book value of the Company’s equity method investments was $17.8 million.

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

Revenue Recognition

Revenue is recognized at the point in time when the customer obtains control of the promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The Company's revenues are primarily derived from the sale of products.  Our primary performance obligation is satisfied upon shipment or delivery to our customer based on written sales terms, which is also when control is transferred.  Revenues from sales of equipment are recorded upon completion of installation and transfer of control to the customer.  Revenues from services are recorded when the services are performed.

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2018 and 2017, respectively. We have consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Revenues within our Energy Services segment is service based. Certain contracts within this segment are long-term contracts.  Revenue where our performance obligations are satisfied in phases is recognized over time using certain input measures based on the measurement of the value transferred to the customer, including milestones achieved.

Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2018, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018 with early adoption permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities, applying the new lease standard to all leases existing at the date of initial application. The Company has adopted this new standard effective January 1, 2019 using the effective date as our date of initial application. As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. On adoption, we currently expect to recognize additional operating liabilities between $60 million to $65 million with corresponding ROU assets ranging from $50 million to $55 million based on the present value of the remaining lease payments under existing operating leases.  The adoption of this standard will not have a material impact on the Company's financial statements.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment", which no longer requires an entity to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, goodwill will be measured using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for the interim and annual periods beginning on or after December 15, 2019, with early adoption permitted. The Company will adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act. The standard is effective for the interim and annual periods beginning after December 15, 2018, with early adoption permitted. We have adopted this standard effective January 1, 2019.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General:  Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans," which removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of certain disclosures and adds disclosure requirements identified as relevant.  The standard is effective for annual periods beginning after December 15, 2020, with early adoption permitted.  The Company will adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement:  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement," which eliminates, amends and adds disclosure requirements for fair value measurement.  The standard is effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted.  The Company will adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adoption of ASU 2014-09 Revenue from Contracts with Customers

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under accounting standards codification (ASC 606), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the customer arrangement and revenue is recognized when the performance obligations in the customer arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit as goods are delivered and services are performed.

We utilized a comprehensive approach to assess the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of our performance obligations, principal versus agent considerations and variable consideration. We recognize revenue when our performance obligation is satisfied. See Note 2 to the Consolidated Financial Statements.

Adoption of ASU 2017-07 Compensation - Retirement Benefits:  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On January 1, 2018, the Company adopted the provisions of ASU 2017-07, “Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires companies to present the service cost component of the net benefit cost in the same line items in which they report compensation cost. All other components of net periodic benefit cost will be presented outside operating income. The provisions have been applied retrospectively for the income statement presentation requirements. Prior to the adoption of the standard, the Company classified all net periodic benefit costs within operating costs, primarily within “Marketing and administrative expenses” on the Consolidated Statements of Income. The line item classification changes required by the standard did not impact the Company’s pre-tax earnings or net income; however, “Income from operations” and “Other non-operating income (deductions), net” changed by immaterial offsetting amounts. As a result of the accounting change, the Company reclassified approximately $1.7 million and $3.0 million from marketing and administrative expenses to other non-operating deductions for the years ended December 31, 2017 and 2016, respectively, to conform to the current year presentation.

Adoption of ASU 2017-12 Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities

On January 1, 2018, the Company early adopted the provisions of ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which improves and simplifies existing standard to allow companies to better reflect their risk management activities in the financial statements. The standard expands the ability to hedge nonfinancial and financial risk components, eliminates the requirement to separately measure and recognize hedge ineffectiveness and eases requirements of an entity’s assessment of hedge effectiveness. The adoption of this standard did not have an impact on the Company’s financial statements.

Adoption of ASU 2017-01 Business Combinations

On January 1, 2018, the Company adopted the provisions of ASU 2017-01, “Business Combinations,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this new standard did not have an impact on the Company’s financial statements.

Note 2.  Revenue from Contracts with Customers

The Company’s revenues are primarily derived from the sale of products in product lines within our Performance Materials, Specialty Minerals, Refractories and Energy Services businesses. Our primary performance obligation (the sale of products) is satisfied upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred. In most of our contracts in our Paper PCC product line, which is in our Specialty Minerals segment, the price per ton is based upon the total number of tons sold to the customer during the year. Under these contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. The Company also has consignment arrangements with certain customers in our Refractories segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer and control is transferred to the customer.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue from sales of equipment, primarily in our Refractory products product line within our Refractories segment, is recorded upon completion of installation and control is transferred to the customer. Revenue from services is recorded when the services have been performed.  Included within our Refractory products product line are certain consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer and control is transferred.

Revenue from long-term construction, primarily in our Energy Services segment, where our performance obligations are satisfied in phases, is recognized over time using certain input measures based on the measurement of the value transferred to the customer, including milestones achieved.

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Net Sales
Metalcasting	$328.9	$294.3	$258.0
Household, Personal Care and Specialty Products	248.8	169.6	171.2
Environmental Products	80.3	67.7	78.9
Building Materials	70.4	78.2	74.1
Basic Minerals	99.7	125.0	103.9
Performance Materials	828.1	734.8	686.1

Paper PCC	378.5	377.7	387.9
Specialty PCC	66.9	66.0	64.3
Ground Calcium Carbonate	91.0	87.3	83.6
Talc	52.9	53.8	55.7
Specialty Minerals	589.3	584.8	591.5

Refractory Products	261.1	226.9	219.0
Metallurgical Products	50.8	52.5	55.5
Refractories	311.9	279.4	274.5

Energy Services	78.3	76.7	85.9

Total	$1,807.6	$1,675.7	$1,638.0

Note 3.  Business Combination

On April 30, 2018, the Company completed the acquisition of Sivomatic Holding B.V. (“Sivomatic”), a leading European supplier of premium pet litter products. Sivomatic is a vertically integrated manufacturer, with production facilities in the Netherlands, Austria and Turkey. With a leading position in premier clumping products, Sivomatic’s product portfolio spans the range of pet litter derived from bentonite, sourced predominantly from wholly-owned mines in Turkey. The results of Sivomatic are included in our Performance Materials segment. Sivomatic sales of $61.8 million are included in the Company's consolidated results for the year ended December 31, 2018.  The acquisition was financed through a combination of cash on hand and borrowings under the Company’s credit facilities. The fair value of the total consideration transferred, net of cash acquired, was $122.5 million.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of December 31, 2018, the purchase price allocation remains preliminary as the Company completes its assessment of property, mineral rights, certain reserves including environmental, legal and tax matters, obligations, intangible assets, taxes payable, impact of foreign exchange and deferred taxes, as well as complete our review of Sivomatic’s existing accounting policies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s preliminary purchase price allocation for the Sivomatic acquisition as of December 31, 2018, as compared with the allocation previously reported on the Company's Form 10-Q for the quarter ended July 1, 2018:

	Preliminary Allocation
	Previously Reported on Form	Increase/	Allocation as of
(millions of dollars)	10-Q as of July 1, 2018	(Decrease)	December 31, 2018
Accounts receivable	$24.4	$—	$24.4
Inventories	15.6	—	15.6
Other current assets	0.6	—	0.6
Mineral rights	35.0	4.7	39.7
Plant, property and equipment	38.0	(9.7)	28.3
Goodwill	32.4	2.6	35.0
Intangible assets	20.0	6.4	26.4
Total assets acquired	166.0	4.0	170.0
Current maturity of long-term debt	5.7	—	5.7
Accounts payable	9.0	—	9.0
Accrued expenses	5.8	(0.2)	5.6
Long-term debt	5.1	0.2	5.3
Non-current deferred tax liability	16.2	3.5	19.7
Other non-current liabilities	0.1	2.1	2.2
Total liabilities assumed	41.9	5.6	47.5
Net assets acquired	$124.1	$(1.6)	$122.5

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation and used valuation inputs and analyses that were based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on the information available.

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The allocation is expected to be completed during the second quarter of 2019. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $18.8 million with a corresponding increase to goodwill. The increase in deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method. Plant, property and equipment were valued using the cost method adjusted for age and deterioration.

Intangible assets acquired mainly include tradenames and customer relationships. Tradenames have an estimated useful life of approximately 20 years. Customer relationships have an estimated useful life of approximately 20 years.

The Company incurred $1.7 million of acquisition-related costs during the year ended December 31, 2018, which are reflected within the Acquisition related transaction and integration costs line of the Consolidated Statements of Income. We did not present pro forma and other financial information for the Sivomatic acquisition, as this is not considered to be a material business combination.

Note 4.  Restructuring and Other Items, net

In 2016, the Company recognized restructuring charges for lease termination costs, inventory write-offs and impairment of assets relating to its exit from the Nitrogen and Pipeline product lines and restructuring of other onshore services within the Energy Services segment as a result of the significant reduction in oil prices and overcapacity in the onshore oil service market.  In addition, the Company recognized a $2.9 million gain on previously impaired assets in the Refractories and Energy Services Segments.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2017, the Company recognized $15.0 million in restructuring and non-cash impairment charges from the closure of paper mills in North America, as well as the alignment of corporate and Paper PCC staffing levels into higher growth regions. The restructuring is expected to result in approximately $6 million (unaudited) in savings on an annualized basis.

In 2018, the Company recorded impairment of assets charges relating to the shut-down of one of its Paper PCC facilities in the U.S. in the first quarter of 2019 and additional restructuring costs relating to our exited Energy Services businesses.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income, and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Impairment of assets
Specialty Minerals	$0.7	$5.3	$—
Energy Services	—	—	18.5
Corporate	—	—	—
Total impairment of assets charges	$0.7	$5.3	$18.5

Severance and other employee costs
Specialty Minerals	$—	$5.0	$—
Energy Services	1.8	1.7	12.7
Corporate	—	4.1	—
Total severance and other employee costs	$1.8	$10.8	$12.7

Other
Refractories	$—	$—	$(2.0)
Energy Services	—	(1.1)	(0.9)

Total restructuring and other items, net	$2.5	$15.0	$28.3

At December 31, 2018 and 2017, the Company had $2.5 million and $8.1 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives. The Company expects to pay these amounts by the end of 2019.

The following table is a reconciliation of our restructuring liability balance:

(millions of dollars)
Restructuring liability, December 31, 2017	$8.1
Additional provisions	1.7
Cash payments	(6.6)
Other	(0.7)
Restructuring liability, December 31, 2018	$2.5

Note 5.  Stock-Based Compensation

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

Net income for years ended 2018, 2017 and 2016 include $4.2 million, $4.1 million and $3.5 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses. All stock option expense is recognized in the consolidated statements of operations. The related tax benefit included in the statement of income on the non-qualified stock options was $1.1 million, $1.1 million and $1.4 million for 2018, 2017 and 2016, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2018, 2017 and 2016 was 8.20%, 8.71% and 7.38%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2018, 2017 and 2016 was $25.79, $30.28 and $14.34, respectively. The weighted average grant date fair value for stock options vested during 2018, 2017 and 2016 was $21.33, $18.45 and $20.94, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.3 million, $11.7 million and $4.9 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	6.2	6.4	6.5
Interest rate	2.50%	2.04%	1.72%
Volatility	30.33%	36.61%	36.75%
Expected dividend yield	0.26%	0.26%	0.54%

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

The following table summarizes stock option activity for the year ended December 31, 2018:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2017	996,839	$48.21
Granted	191,147	76.09
Exercised	(98,945)	33.83
Canceled	(34,782)	65.74
Awards outstanding at December 31, 2018	1,054,259	$54.04	6.10	$7.8
Awards exercisable at December 31, 2018	688,652	$46.17	4.90	$6.9

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $51.34 as of the last business day of the period ended December 31, 2018 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2018, 2017 and 2016 was $33.10, $32.95 and $32.34 per share, respectively. As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.5 million, which is expected to be recognized over a weighted average period of approximately three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company issues new shares of common stock upon the exercise of stock options

Non-vested stock option activity for the year ended December 31, 2018 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2017	400,393	$58.94
Granted	191,147	76.09
Vested	(195,055)	56.17
Canceled	(30,878)	65.13
Nonvested awards outstanding at December 31, 2018	365,607	$68.86

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 69,361 shares, 69,539 shares and 155,165 shares for the periods ended December 31, 2018, 2017 and 2016, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2018, there was unrecognized stock-based compensation related to restricted stock of $5.1 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $4.4 million, $5.9 million and $5.8 million for the periods ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company recorded reversals of $2.4 million, $2.4 million and $3.8 million for periods ended December 31, 2018, 2017 and 2016, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses.

The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2017	180,110	$58.57
Granted	69,361	76.26
Vested	(59,649)	56.44
Canceled	(55,244)	58.57
Unvested balance at December 31, 2018	134,578	$68.64

Note 6.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net income attributable to MTI	$169.0	$195.1	$133.4

Weighted average shares outstanding	35.3	35.2	34.9
Dilutive effect of stock options and stock units	0.3	0.4	0.3
Weighted average shares outstanding, adjusted	35.6	35.6	35.2

Basic earnings per share attributable to MTI	$4.79	$5.54	$3.82

Diluted earnings per share attributable to MTI	$4.75	$5.48	$3.79

Options to purchase 568,284 shares, 181,003 shares and 784 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

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

During 2018, we recorded a benefit of $4.4 million as a measurement period adjustment to the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.  The accounting for income tax effects of U.S. Tax Reform is complete based on additional tax regulations available as of December 31, 2018. Amounts recorded during 2018 and 2017, respectively, are reflected within the provision for income taxes in the Consolidated Statement of Income.

Additionally, U.S. tax reform subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. We have elected to not recognize deferred taxes for temporary differences until such differences reverse as GILTI in future years.

Income from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$93.1	$96.7	$72.9
Foreign	111.0	94.2	97.4
	$204.1	$190.9	$170.3

The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Domestic
Taxes currently payable
Federal	$(3.7)	$46.0	$18.7
State and local	1.4	2.4	4.4
Deferred income taxes	11.1	(78.1)	(8.8)
Domestic tax provision (benefit)	8.8	(29.7)	14.3

Foreign
Taxes currently payable	21.3	21.1	23.2
Deferred income taxes	4.3	2.0	(2.2)
Foreign tax provision	25.6	23.1	21.0
Total tax provision (benefit)	$34.4	$(6.6)	$35.3

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2018	2017	2016
U.S. statutory rate	21.0%	35.0%	35.0%

Depletion	(3.9)%	(6.7)%	(6.6)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	1.1%	(3.8)%	(6.4)%
Global Intangible Low-Tax Income (GILTI)	0.8%	0.0%	0.0%
Foreign Derived Intangible Income	(0.7)%	0.0%	0.0%
State and local taxes, net of federal tax benefit	1.9%	1.1%	1.1%
Tax credits and foreign dividends	(0.3)%	0.3%	0.6%
Change in valuation allowance	—	(1.9)%	(1.1)%
Impact of uncertain tax positions	0.5%	0.4%	0.4%
Impact of officer's non-deductible compensation	0.8%	0.8%	0.1%
Manufacturing deduction	—	(1.6)%	(2.0)%
Impact of U.S. Tax Reform	(2.2)%	(24.8)%	0.0%
Other	(2.1)%	(2.3)%	(0.4)%
Consolidated effective tax rate	16.9%	(3.5)%	20.7%

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2018	2017
Deferred tax assets attributable to:
Accrued liabilities	$22.2	$28.6
Net operating loss carry forwards	34.4	33.2
Pension and post-retirement benefits costs	33.8	40.4
Other	28.6	22.0
Valuation allowance	(22.0)	(21.4)
Total deferred tax assets	97.0	102.8
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	182.8	161.6
Intangible assets	69.5	63.4
Other	15.2	11.6
Total deferred tax liabilities	267.5	236.6
Net deferred tax asset (liability)	$(170.5)	$(133.8)

Net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
(millions of dollars)	2018	2017
Net deferred tax asset, long-term	$26.3	$25.6
Net deferred tax liability, long-term	196.8	159.4
Net deferred tax asset (liability), long-term	$(170.5)	$(133.8)

The Company has $34.4 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $17.1 million expire over the next 20 years, and $17.3 million can be utilized over an indefinite period.

On December 31, 2018, the Company had $16.6 million of total unrecognized tax benefits. Included in this amount were a total of $13.2 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2018	2017
Balance at beginning of the year	$14.7	$13.7
Increases related to current year tax positions	0.6	1.2
Increases related to new judgements	1.3	1.2
Decreases related to audit settlements and statue expirations	—	(1.4)

Balance at the end of the year	$16.6	$14.7

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded a $0.9 million benefit in interest and penalties during 2018 and had a total accrued balance on December 31, 2018 of $2.5 million.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2010.

Net cash paid for income taxes were $43.8 million, $47.7 million and $30.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company had approximately $507.8 million of foreign subsidiaries' undistributed earnings as of December 31, 2018. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense as been recognized as a result of U.S. Tax Reform, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 8.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2018	2017
Raw materials	$93.4	$82.5
Work-in-process	11.2	7.9
Finished goods	92.2	92.3
Packaging and supplies	42.4	36.6
Total inventories	$239.2	$219.3

Note 9.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2018	2017
Mineral rights and reserves	$582.8	$545.9
Land	47.3	44.5
Buildings	219.3	199.6
Machinery and equipment	1,235.6	1,247.5
Furniture and fixtures and other	134.8	132.3
Construction in progress	36.1	49.8
	2,256.0	2,219.6
Less: accumulated depreciation and depletion	(1,153.1)	(1,158.3)
Property, plant and equipment, net	$1,102.9	$1,061.3

Depreciation and depletion expense for the years ended December 31, 2018, 2017 and 2016 was $80.7 million, $75.6 million and $75.4 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $812.4 million and $779.3 million as of December 31, 2018 and December 31, 2017, respectively. The net change in goodwill since December 31, 2017 was primarily attributable to the Sivomatic acquisition (see Note 3).

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Performance Materials	Specialty Minerals	Refractories	Consolidated
Balance at December 31, 2016	$720.9	$12.1	$45.7	$778.7

Change in goodwill relating to:
Foreign exchange translation	—	0.6	—	0.6
Total Changes	$—	$0.6	$—	$0.6

Balance at December 31, 2017	$720.9	$12.7	$45.7	$779.3

Change in goodwill relating to:
Acquisition of Sivomatic	35.0	—	—	35.0
Foreign exchange translation	—	(0.4)	(1.5)	(1.9)
Total Changes	$35.0	$(0.4)	$(1.5)	$33.1

Balance at December 31, 2018	$755.9	$12.3	$44.2	$812.4

Acquired intangible assets subject to amortization as of December 31, 2018 and December 31, 2017 were as follows:

		December 31, 2018		December 31, 2017
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	35	$204.2	$26.6	$199.8	$20.7
Technology	13	18.8	6.4	18.8	4.8
Patents	19	6.4	5.6	6.4	5.3
Customer relationships	22	26.5	3.2	4.5	2.2
	32	$255.9	$41.8	$229.5	$33.0

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 32 years. Amortization expense was approximately $8.8 million, $8.0 million and $8.2 million for the years ended December 31, 2018, 2017 and 2016, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income. The estimated amortization expense is as follows: 2019 - $9.3 million; 2020 -$9.3; 2021 - $9.3; 2022 -$9.1 million; 2023 - $9.0 million and $168.1 million thereafter.

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

Cash Flow Hedges

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $2.4 million at December 31, 2018 and is recorded in other non-current liabilities on the Consolidated Balance Sheet. In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million. The notional amount at December 31, 2018 was $143 million. The fair value of this swap is an asset of $2.7 million at December 31, 2018 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges. The gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries. During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity. The fair value of this swap is an asset of $3.7 million at December 31, 2018 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet. Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earning denominated in foreign currencies. The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY). When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures. The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings. The Company recorded (gains) losses of $(0.7) million and $(1.2) million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2018 and 2017, respectively. There were no open contracts at December 31, 2018 and December 31, 2017.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

●	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
●	Cost approach – amount that would be required to replace the service capacity of an asset or replacement cost.
●	Income approach – techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and other models.

The Company primarily applies the income approach for foreign exchange derivatives for recurring fair value measurements and attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities accounted for at fair value on a recurring basis at the end of each of the past two years. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$12.6	$—	$12.6	$—

Supplementary pension plan assets	10.8	—	10.8	—

Cross currency rate swap	3.7	—	3.7	—

Interest rate swaps	0.3	—	0.3	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$12.9	$—	$12.9	$—

Supplementary pension plan assets	11.6	—	11.6	—

Interest rate swap	2.9	—	2.9	—

Money market funds	0.7	0.7	—	—

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 15, and there were no transfers in or out of Level 3 during the year ended December 31, 2018 and 2017. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

Credit risk: The Company provides credit to customers in the ordinary course of business. The Company’s customer base is diverse and includes customers located throughout the world. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in an actual loss. The Company's extension of credit is based on an evaluation of the customer's financial condition and collateral is generally not required.

The Company's bad debt expense for the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $3.8 million and $6.2 million, respectively.

Note 14.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2018	2017
Term Loan Facility- Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $19.4 million and $22.7 million	$638.6	$655.3
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.3 million and $0.5 million	$262.6	$299.5
Netherlands Term Loan due 2020	3.4	—
Netherlands Term Loan due 2022	1.4	—
Japan Loan Facilities	5.1	5.6
China Loan Facilities	—	3.2
Total	$911.1	$963.6
Less: Current maturities	3.3	3.8
Long-term debt	$907.8	$959.8

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility. As of December 31, 2018, there were $100 million in outstanding loans and $10.5 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

During 2018, the Company repaid $57 million on its Term Facility and $13 million on its Revolving Facility.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2018, the Company repaid $5.4 million on these loans.

The Company has committed loan facilities for the funding of new manufacturing facilities in China. In addition, the Company has a committed loan facility in Japan.  As of December 31, 2018, on a combined basis, $5.1 million was outstanding. Principal will be repaid in accordance with the payment schedules ending in 2022. The Company repaid $3.8 million on these loans in 2018.

As of December 31, 2018, the Company had $42.7 million in uncommitted short-term bank credit lines, of which approximately $5.2 million was in use.

Short-term borrowings as of December 31, 2018 and 2017 were $105.2 million and $6.3 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2018 and December 31, 2017 was 4.0% and 3.9%, respectively.

The aggregate maturities of long-term debt are as follows: $3.3 million in 2019; $2.2 million in 2020; $267.2 million in 2021, $0.2 million in 2022; $0.0 million in 2023 and $658.0 million thereafter.

During 2018, 2017 and 2016, respectively, the Company incurred interest costs of $48.6 million, $45.4 million and $56.5 million, including $0.5 million, $0.2 million and $0.1 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

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

The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2018	2017	2018	2017
Change in benefit obligations:
Beginning projected benefit obligation	$469.5	$427.9	$6.9	$9.3
Service cost	8.1	7.9	0.2	0.3
Interest cost	13.0	12.6	0.2	0.3
Actuarial (gain)/loss	(40.5)	31.5	(1.5)	(3.0)
Benefits paid	(12.2)	(20.4)	(0.1)	(0.1)
Settlements	(17.1)	—	—	—
Foreign exchange impact	(5.1)	9.6	—	0.1
Other	0.6	0.4	—	—
Ending projected benefit obligation	416.3	469.5	5.7	6.9

Change in plan assets:
Beginning fair value	320.2	289.3	—	—
Actual return on plan assets	(13.6)	33.8	—	—
Employer contributions	24.2	10.7	0.1	0.1
Plan participants' contributions	0.4	0.4	—	—
Benefits paid	(12.2)	(20.4)	(0.1)	(0.1)
Settlements	(18.2)	(0.8)	—	—
Foreign exchange impact	(4.1)	7.2	—	—
Ending fair value	296.7	320.2	—	—

Funded status of the plan	$(119.6)	$(149.3)	$(5.7)	$(6.9)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2018	2017	2018	2017
Current liability	$(0.8)	$(0.8)	$(0.3)	$(0.5)
Non-current liability	(118.8)	(148.5)	(5.4)	(6.4)
Recognized liability	$(119.6)	$(149.3)	$(5.7)	$(6.9)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2018	2017	2018	2017
Net actuarial (gain) loss	$73.5	$91.4	$(4.1)	$(4.1)
Prior service cost	0.1	(0.1)	—	(0.7)
Amount recognized end of year	$73.6	$91.3	$(4.1)	$(4.8)

The accumulated benefit obligation for all defined benefit pension plans was $389.9 million and $435.4 million at December 31, 2018 and 2017, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2018	2017	2018	2017
Current year actuarial gain (loss)	$6.8	$(15.8)	$1.0	$2.6
Amortization of actuarial (gain) loss	10.4	7.2	(0.6)	(0.2)
Amortization of prior service credit (gain) loss	—	—	(0.7)	(2.3)
Total recognized in other comprehensive income	$17.2	$(8.6)	$(0.3)	$0.1

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2018	2017	2016	2018	2017	2016
Service cost	$8.1	$7.9	$8.2	$0.2	$0.3	$0.3
Interest cost	13.0	12.6	13.0	0.2	0.3	0.3
Expected return on plan assets	(20.2)	(18.7)	(18.6)	—	—	—
Amortization of prior service cost	—	—	0.6	(0.9)	(3.1)	(3.1)
Recognized net actuarial (gain) loss	10.7	10.8	10.7	(0.8)	(0.3)	(0.2)
Settlement/curtailment loss	4.4	—	0.3	—	—	—
Net periodic benefit cost	$16.0	$12.6	$14.2	$(1.3)	$(2.8)	$(2.7)

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

The 2019 estimated amortization of amounts in other accumulated comprehensive income are as follows:

(millions of dollars)	Pension Benefits	Post-Retirement Benefits
Amortization of net (gain) loss	$9.6	$(0.8)
Total cost to be recognized	$9.6	$(0.8)

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31,2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.16%	3.56%	3.88%
Expected return on plan assets	6.40%	6.61%	6.89%
Rate of compensation increase	3.01%	3.01%	3.03%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31,2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.75%	3.16%	3.60%
Rate of compensation increase	3.01%	3.01%	2.96%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2018, 2017 and 2016, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension assets was approximately (5)% in 2018, 11% in 2017 and 8% in 2016.

The Company maintains a self-funded health insurance plan for its retirees. This plan provided that the maximum health care cost trend rate would be 5%. Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2018 and 2017 by asset category are as follows:

	December 31,
	2018	2017
Asset Category
Equity securities	54.9%	56.0%
Fixed income securities	38.3%	36.2%
Real estate	0.8%	0.8%
Other	6.0%	7.0%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2018 and 2017 by asset category are as follows:

	December 31,
(millions of dollars)	2018	2017
Asset Category
Equity securities	$162.8	$179.2
Fixed income securities	113.6	116.0
Real estate	2.3	2.4
Other	18.0	22.6
Total	$296.7	$320.2

The following table presents domestic and foreign pension plan assets information at December 31, 2018, 2017 and 2016 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2018	2017	2016	2018	2017	2016
Fair value of plan assets	$227.1	$241.9	$221.9	$69.6	$78.3	$67.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2018
Equity securities
US equities	$135.4	$—	$—	$135.4
Non-US equities	27.4	—	—	27.4

Fixed income securities
Corporate debt instruments	80.9	32.7	—	113.6

Real estate and other
Real estate	—	—	2.3	2.3
Other	0.3	—	17.7	18.0

Total assets	$244.0	$32.7	$20.0	$296.7

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2017
Equity securities
US equities	$156.1	$—	$—	$156.1
Non-US equities	23.1	—	—	23.1

Fixed income securities
Corporate debt instruments	82.0	34.0	—	116.0

Real estate and other
Real estate	—	—	2.4	2.4
Other	0.2	—	22.4	22.6

Total assets	$261.4	$34.0	$24.8	$320.2

U.S. equities – This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities – This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

Fixed income – This class included debt instruments issued by the US Treasury, and corporate debt instruments.

Real Estate and other – This class includes assets related to real estate and other assets such as insurance contracts.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2016		$20.3
Purchases, sales, settlements		—
Actual return on plan assets still held at reporting date		3.9
Foreign exchange impact		0.5
Ending balance at December 31, 2017		$24.7
Purchases, sales, settlements		—
Actual return on plan assets still held at reporting date		(4.4)
Foreign exchange impact		(0.3)
Ending balance at December 31, 2018	$	$ 20.0

There were no transfers in or out of Level 3 during the year ended December 31, 2018 and 2017.

Contributions

The Company expects to contribute $9.7 million to its pension plans and $0.3 million to its other post-retirement benefit plan in 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2019	$21.6	$0.4
2020	$22.2	$0.4
2021	$22.9	$0.4
2022	$24.4	$0.5
2023	$24.7	$0.5
2024-2028	$128.0	$2.5

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2018 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company's contributions amounted to $5.4 million, $5.2 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16.  Leases

The Company has several non-cancelable operating leases, primarily for office space and equipment. Rent expense amounted to approximately $19.5 million, $19.3 million and $16.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total future minimum rental commitments under all non-cancelable leases for each of the years 2019 through 2023 and in aggregate thereafter are approximately $17.3 million, $13.0 million, $9.5 million, $8.2 million, $7.0 million, respectively, and $24.8 million thereafter.  Total future minimum payments to be received under non-cancelable leases for each of the years 2019 through 2023 and the aggregate thereafter are approximately: $1.6 million, $1.2 million, $1.2 million, $1.1 million, $1.0 million and $0 million thereafter.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17.  Litigation

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and thirty four pending asbestos cases. To date, 1,493 silica cases and 57 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Fourteen new asbestos cases were filed in 2018 and four additional cases were filed subsequent to the end of 2018. Four asbestos cases were dismissed during 2018 and no silica cases were dismissed during 2018. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 34 pending asbestos cases, 25 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In five of the six remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the sixth remaining non-AMCOL case, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining three cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2018.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2018.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 18.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 35,190,343 shares and 35,374,345 shares were outstanding at December 31, 2018 and 2017, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $7.1 million or $0.20 per common share were paid during 2018. In January 2019, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2019.

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

The following table summarizes stock option and restricted stock activity for the Plans:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2016	1,491,965	1,091,844	$42.29	284,245	$58.63
Granted	(538,787)	383,622	38.59	155,165	38.37
Exercised/vested	—	(150,944)	36.66	(88,746)	57.38
Canceled	249,248	(125,797)	43.78	(123,451)	50.72
Balance December 31, 2016	1,202,426	1,198,725	41.66	227,213	49.57
Granted	(257,072)	187,533	77.99	69,539	78.00
Exercised/vested	—	(353,636)	41.56	(61,274)	52.51
Canceled	91,151	(35,783)	50.47	(55,368)	52.74
Balance December 31, 2017	1,036,505	996,839	48.21	180,110	58.57
Granted	(260,508)	191,147	76.09	69,361	76.26
Exercised/vested	—	(98,945)	33.83	(59,649)	56.44
Canceled	90,026	(34,782)	65.74	(55,244)	58.57
Balance December 31, 2018	866,023	1,054,259	54.04	134,578	68.64

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2018	2017
Cumulative foreign currency translation	$(170.1)	$(104.1)
Unrecognized pension costs (net of tax benefit of $25.5 in 2018 and $30.7 in 2017)	(69.7)	(86.5)
Unrealized gain (loss) on cash flow hedges (net of tax expense of $0.3 in 2018 and $0.7 in 2017)	6.1	4.5
	$(233.7)	$(186.1)

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2018			2017			2016
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(67.9)	$—	$(67.9)	$44.7	$—	$44.7	$(40.2)	$—	$(40.2)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	9.6	(1.8)	7.8	(17.6)	4.4	(13.2)	(12.5)	4.1	(8.4)
Amortization of net actuarial (gains) losses and prior service costs	12.1	(3.0)	9.1	7.6	(2.9)	4.7	8.0	(2.8)	5.2

Unrealized gains (losses) on cash flow hedges	1.5	0.1	1.6	0.2	0.1	0.3	2.4	(0.8)	1.6

Total other comprehensive income (loss)	$(44.7)	$(4.7)	$(49.4)	$34.9	$1.6	$36.5	$(42.3)	$0.5	$(41.8)

The pre-tax amortization amounts of pension plans in the table above are included within the components of net periodic pension benefit costs (see Note 15) and the related tax amounts are included within provision (benefit) for taxes on income line within Consolidated Statements of Income.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of asset retirement obligations as of December 31, 2018 and 2017:

	December 31,
(millions of dollars)	2018	2017
Asset retirement liability, beginning of period	$22.1	$21.5
Accretion expense	1.0	3.3
Other	2.1	—
Payments	(1.3)	(3.2)
Foreign currency translation	(0.5)	0.5
Asset retirement liability, end of period	$23.4	$22.1

The Company mines various minerals using a surface mining process that requires the removal of overburden. In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity. This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows

The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.0 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2018.

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

●
The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products, chromite and leonardite. This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

●
The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc.

●
The Refractories segment produces and markets monolithic and shaped refractory materials and specialty products, services and application and measurement equipment, and calcium metal and metallurgical wire products.

●
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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Net Sales
Performance Materials	$828.1	$734.8	$686.1
Specialty Minerals	589.3	584.8	591.5
Refractories	311.9	279.4	274.5
Energy Services	78.3	76.7	85.9
Total	1,807.6	1,675.7	1,638.0

Income from Operations
Performance Materials	116.8	119.7	121.1
Specialty Minerals	95.4	88.9	102.7
Refractories	45.4	39.8	37.0
Energy Services	4.5	6.1	(25.9)
Total	262.1	254.5	234.9

Depreciation, Depletion and Amortization
Performance Materials	41.1	40.5	38.9
Specialty Minerals	38.2	35.5	34.9
Refractories	6.6	6.8	6.9
Energy Services	8.4	8.2	11.2
Total	94.3	91.0	91.9

Segment Assets
Performance Materials	2,119.7	1,989.6	1,942.1
Specialty Minerals	511.9	519.4	491.7
Refractories	296.6	307.4	283.4
Energy Services	110.4	110.6	104.7
Total	3,038.6	2,927.0	2,821.9

Capital Expenditures
Performance Materials	22.4	33.1	12.8
Specialty Minerals	42.4	32.6	40.4
Refractories	5.0	5.9	5.9
Energy Services	4.9	4.5	1.4
Total	74.7	76.1	60.5

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Income from Operations before Provision (Benefit) for Taxes on Income
Income from operations for reportable segments	$262.1	$254.5	$234.9
Acquisition related transaction and integration costs	(1.7)	(3.4)	(8.0)
Unallocated corporate expenses	(4.5)	(6.7)	(3.0)
Consolidated income from operations	255.9	244.4	223.9
Non-operating deductions, net	(51.8)	(53.5)	(53.6)
Income from operations before provision (benefit) for taxes on income	204.1	190.9	170.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets
Total segment assets	3,038.6	2,927.0	2,821.9
Corporate assets	48.5	43.4	41.5
Consolidated total assets	3,087.1	2,970.4	2,863.4

Capital Expenditures
Total segment capital expenditures	74.7	76.1	60.5
Corporate capital expenditures	1.2	0.6	1.9
Consolidated capital expenditures	75.9	76.7	62.4

Financial information relating to the Company's operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Net Sales
United States	$961.6	$939.3	$936.2

Canada/Latin America	83.7	81.6	82.6
Europe/Africa	443.4	349.0	338.8
Asia	318.9	305.8	280.4
Total International	846.0	736.4	701.8
Consolidated net sales	1,807.6	1,675.7	1,638.0

Long-Lived Assets
United States	$1,767.7	$1,774.4	$1,794.5

Canada/Latin America	13.7	14.8	14.8
Europe/Africa	225.0	115.9	98.2
Asia	123.0	132.0	127.3
Total International	361.7	262.7	240.3
Consolidated long-lived assets	2,129.4	2,037.1	2,034.8

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived asset.

The Company's sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2018	2017	2016
Metalcasting	$328.9	$294.3	$258.0
Household, Personal Care & Specialty Products	248.8	169.6	171.2
Environmental Products	80.3	67.7	78.9
Building Materials	70.4	78.2	74.1
Basic Minerals	99.7	125.0	103.9
Paper PCC	378.5	377.7	387.9
Specialty PCC	66.9	66.0	64.3
Ground Calcium Carbonate	91.0	87.3	83.6
Talc	52.9	53.8	55.7
Refractory Products	261.1	226.9	219.0
Metallurgical Products	50.8	52.5	55.5
Energy Services	78.3	76.7	85.9
Total	$1,807.6	$1,675.7	$1,638.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22.  Quarterly Financial Data (unaudited)

	2018 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$187.3	$214.5	$219.5		$206.8
Specialty Minerals segment	149.6	150.9	146.3		142.5
Refractories segment	75.3	79.6	79.1		77.9
Energy Services segment	19.1	19.7	19.2		20.3
Net sales	431.3	464.7	464.1		447.5

Gross profit	113.5	115.9	119.2		112.8

Income from operations	62.6	62.8	68.2		62.3

Consolidated net income	41.1	45.2	42.9		44.0

Net income attributable to Minerals Technologies Inc. (MTI)	39.9	44.1	41.9		43.1

Basic earnings per share attributable to MTI shareholders	$1.13	$1.25	$1.19		$1.22

Diluted earnings per share attributable to MTI shareholders	$1.12	$1.24	$1.18		$1.22

Market price range per share of common stock:
High	$76.95	$76.40	$77.75	$	$ 67.65
Low	$66.10	$65.10	$65.75	$	$ 47.89
Close	$66.95	$75.35	$67.60	$	$ 51.34

Dividends paid per common share	$0.05	$0.05	$0.05		$0.05

	2017 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$169.9	$180.3	$188.8	$195.8
Specialty Minerals segment	146.2	147.0	147.7	143.9
Refractories segment	70.2	68.9	69.0	71.3
Energy Services segment	18.7	17.9	19.0	21.1
Net sales	405.0	414.1	424.5	432.1

Gross profit	113.7	119.7	119.3	114.5

Income from operations	62.1	69.0	67.2	46.1

Consolidated net income	35.6	43.8	42.8	76.7

Net income attributable to MTI	34.6	43.0	41.7	75.8

Basic earnings per share attributable to MTI shareholders	$0.99	$1.23	$1.18	$2.14

Diluted earnings per share attributable to MTI shareholders	$0.97	$1.21	$1.17	$2.12

Market price range per share of common stock:
High	$83.70	$80.20	$75.60	$73.55
Low	$72.20	$70.50	$62.95	$66.40
Close	$76.60	$73.20	$70.65	$68.85

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Sivomatic Holdings, B.V. during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Sivomatic Holdings, BV’s internal control over financial reporting associated with approximately 2% of total consolidated assets, excluding goodwill, mineral rights and intangibles which are included within the scope of the assessment, and approximately 3% of total consolidated revenues of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sivomatic Holdings, B.V.
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
February 15, 2019

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

The Company acquired Sivomatic Holdings, B.V. during 2018, which represented approximately 2% of total consolidated assets, excluding goodwill, mineral rights and intangibles which are included within the scope of the assessment, and approximately 3% of total consolidated revenues of the Company as of and for the year ended December 31, 2018.  Sivomatic was excluded from the Company's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
The Company assessed its internal control system as of December 31, 2018 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2018, its system of internal control over financial reporting was effective.

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

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 15, 2019

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2018
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$4.2	3.2	(4.2)	$3.2
Year Ended December 31, 2017
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$7.9	3.8	(7.5)	$4.2
Year Ended December 31, 2016
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$4.4	6.2	(2.7)	$7.9

(a)	Includes impact of translation of foreign currencies.
S-1