Form 10-Q
period 2019-03-31
MINERALS TECHNOLOGIES INC
filed 2019-05-03
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(212) 878-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.10 par value	MTX	New York Stock Exchange

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

As of April 22, 2019, there were 35,235,161 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Mar. 31, 2019	Apr. 1, 2018

Product sales	$417.4	$412.2
Service revenue	20.3	19.1
Total net sales	437.7	431.3

Cost of goods sold	314.0	305.0
Cost of service revenue	14.0	12.8
Total cost of sales	328.0	317.8

Production margin	109.7	113.5

Marketing and administrative expenses	42.9	44.4
Research and development expenses	4.8	6.1
Acquisition related transaction and integration costs	—	0.4

Income from operations	62.0	62.6

Interest expense, net	(11.4)	(10.7)
Other non-operating deductions, net	(1.4)	(2.7)
Total non-operating deductions, net	(12.8)	(13.4)

Income from operations before tax and equity in earnings	49.2	49.2

Provision for taxes on income	9.3	9.3
Equity in earnings of affiliates, net of tax	0.1	1.2

Consolidated net income	40.0	41.1
Less:
Net income attributable to non-controlling interests	0.9	1.2
Net income attributable to Minerals Technologies Inc.	$39.1	$39.9

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$1.11	$1.13

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$1.11	$1.12

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	35.2	35.4
Diluted	35.3	35.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Consolidated net income	$40.0	$41.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.4)	15.2
Pension and postretirement plan adjustments	1.6	1.9
Unrealized gains on derivative instruments	1.2	1.6
Total other comprehensive income, net of tax	2.4	18.7
Total comprehensive income including non-controlling interests	42.4	59.8
Comprehensive income attributable to non-controlling interests	(1.4)	(1.8)
Comprehensive income attributable to Minerals Technologies Inc.	$41.0	$58.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Mar. 31, 2019*	Dec. 31, 2018 **

ASSETS

Current assets:
Cash and cash equivalents	$202.7	$208.8
Short-term investments	4.3	3.8
Accounts receivable, net	406.4	387.3
Inventories	254.4	239.2
Prepaid expenses and other current assets	36.1	37.2
Total current assets	903.9	876.3

Property, plant and equipment	2,269.0	2,256.0
Less accumulated depreciation and depletion	(1,167.9)	(1,153.1)
Property, plant and equipment, net	1,101.1	1,102.9
Goodwill	812.4	812.4
Intangible assets	211.8	214.1
Deferred income taxes	24.8	26.3
Other assets and deferred charges	109.4	55.1
Total assets	$3,163.4	$3,087.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$104.7	$105.2
Current maturities of long-term debt	2.7	3.3
Accounts payable	178.2	169.1
Other current liabilities	105.2	104.3
Total current liabilities	390.8	381.9

Long-term debt, net of unamortized discount and deferred financing costs	893.4	907.8
Deferred income taxes	198.1	196.8
Accrued pension and post-retirement benefits	124.0	124.2
Other non-current liabilities	129.7	91.1
Total liabilities	1,736.0	1,701.8

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	432.6	431.9
Retained earnings	1,817.4	1,769.1
Accumulated other comprehensive loss	(242.7)	(233.7)
Less common stock held in treasury	(618.7)	(618.7)

Total Minerals Technologies Inc. shareholders' equity	1,393.5	1,353.5
Non-controlling interests	33.9	31.8
Total shareholders' equity	1,427.4	1,385.3
Total liabilities and shareholders' equity	$3,163.4	$3,087.1

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Operating Activities:

Consolidated net income	$40.0	$41.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24.5	21.1
Amortization of right of use asset	3.4	—
Other non-cash items	2.1	(1.1)
Net changes in operating assets and liabilities	(39.2)	(25.4)
Net cash provided by operating activities	30.8	35.7

Investing Activities:

Purchases of property, plant and equipment, net	(17.6)	(17.9)
Proceeds from sale of short-term investments	0.9	0.7
Purchases of short-term investments	(1.5)	(2.0)
Net cash used in investing activities	(18.2)	(19.2)

Financing Activities:

Repayment of long-term debt	(15.8)	(0.4)
Repayment of short-term debt	(0.6)	—
Purchase of common stock for treasury	—	(5.7)
Proceeds from issuance of stock under option plan	0.1	0.6
Excess tax benefits related to stock incentive programs	(1.9)	(3.2)
Dividends paid to non-controlling interests	(0.1)	(0.1)
Capital contribution from non-controlling interests	0.8	—
Cash dividends paid	(1.7)	(1.8)
Net cash used in financing activities	(19.2)	(10.6)

Effect of exchange rate changes on cash and cash equivalents	0.5	5.1

Net (decrease) increase in cash and cash equivalents	(6.1)	11.0
Cash and cash equivalents at beginning of period	208.8	212.2
Cash and cash equivalents at end of period	$202.7	$223.2

Supplemental disclosure of cash flow information:
Interest paid	$10.9	$10.5
Income taxes paid	$5.8	$4.0

Non-cash financing activities:
Treasury stock purchases settled after period end	$—	$0.3

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	39.1	—	—	0.9	40.0
Other comprehensive income	—	—	—	1.9	—	0.5	2.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	0.6	—	—	—	—	0.6
Balance as of March 31, 2019	$4.9	$432.6	$1,817.4	$(242.7)	$(618.7)	$33.9	$1,427.4

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	39.9	—	—	1.2	41.1
Other comprehensive income	—	—	—	18.2	—	0.5	18.7
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(5.7)	—	(5.7)
Balance as of April 1, 2018	$4.9	$423.2	$1,645.3	$(167.9)	$(602.7)	$29.0	$1,331.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All recently issued ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted the provisions of ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet. The Company has adopted this new standard under the modified retrospective transition method, using the effective date as our date of initial application. As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. On adoption, we recognized additional operating liabilities of $61.4 million with corresponding right-of-use assets of $50.5 million based on the present value of the remaining lease payments under existing operating leases.  As of December 31, 2018, we had $10.9 million in deferred charges related to some of our real estate leases that were recorded against the right of use asset as part of the transition.  The adoption of this standard did not have a material impact on the Company's financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheets as of March 31, 2019.

Note 2.  Leases

We determine if an arrangement is a lease at inception.  The Company has operating leases for premises, equipment, rail cars and automobiles.   Our leases have remaining lease terms of 1 year to 50 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based upon the information available at commencement date, or as of implementation of ASC 842, in determining the present value of lease payments.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Certain lease agreements contain both lease and non-lease components. We account for lease components together with non-lease components.

Operating lease cost for the quarter ended March 31, 2019 was $4.1 million.  Components of lease cost of are as follows:

(millions of dollars)	Mar. 31, 2019

Operating lease cost	$4.0
Short-term lease cost	$0.1

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(millions of dollars)	Mar. 31, 2019

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$4.0
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$0.2

 Weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases were as follows:

Weighted-average remaining operating lease term (in years)	7.87
Weighted-average operating leases discount rate	5.0%

The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Condensed Consolidated Balance Sheet:

(millions of dollars)	Balance Sheet Classification	Mar. 31, 2019

Right-of-use asset	Other assets and deferred charges	$47.4
Lease liability - current	Other current liabilities	12.3
Lease liability - non-current	Other non-current liabilities	46.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under the Company's operating leases as of March 31, 2019 were as follows:

(millions of dollars)	Mar. 31, 2019

For the remainder of 2019	$11.5
2020	12.3
2021	9.0
2022	7.2
2023	5.9
Thereafter	25.3
Total future minimum lease payments	71.2
Less imputed interest	(13.0)
Total	$58.2

As of December 31, 2018, minimum lease payments under non-cancellable operating leases were expected to be as follows:

(millions of dollars)	Dec. 31, 2018

2019	$17.3
2020	13.0
2021	9.5
2022	8.2
2023	7.0
Thereafter	24.8
Total	$79.8

A summary of rent expense for the fiscal years ended December 31, 2018 and December 31, 2017 was as follows:

(millions of dollars)	Dec. 31, 2018	Dec. 31, 2017

Rent expense	$19.5	$19.3

The Company has certain arrangements under which we are the lessor.  Lease income associated with these leases is not material.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended March 31, 2019 and April 1, 2018:

(millions of dollars)	Three Months Ended
Net Sales	Mar. 31, 2019	Apr. 1, 2018

Metalcasting	$73.2	$79.2
Household, Personal Care & Specialty Products	74.9	48.7
Environmental Products	15.9	12.7
Building Materials	15.3	18.9
Basic Minerals	19.9	27.8
Performance Materials	199.2	187.3

Paper PCC	91.5	97.0
Specialty PCC	18.1	17.0
Ground Calcium Carbonate	22.3	22.5
Talc	12.5	13.1
Specialty Minerals	144.4	149.6

Refractory Products	62.0	62.3
Metallurgical Products	11.8	13.0
Refractories	73.8	75.3

Energy Services	20.3	19.1

Total	$437.7	$431.3

Note 4.  Business Combination

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

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of March 31, 2019, the purchase price allocation remains preliminary as the Company completes its assessment of property, mineral rights, certain reserves including environmental, legal and tax matters, obligations, intangible assets, taxes payable, impact of foreign exchange and deferred taxes, as well as complete our review of Sivomatic’s existing accounting policies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s preliminary purchase price allocation for the Sivomatic acquisition as of March 31, 2019, as compared with the allocation previously reported on the Company's Form 10-K for the year ended December 31, 2018:

(millions of dollars)	Preliminary Allocation Previously Reported on Form 10-K as of December 31, 2018	Increase/ (Decrease)	Allocation as of March 31, 2019

Accounts receivable	$24.4	$—	$24.4
Inventories	15.6	—	15.6
Other current assets	0.6	—	0.6
Mineral rights	39.7	—	39.7
Property, plant and equipment	28.3	—	28.3
Goodwill	35.0	—	35.0
Intangible assets	26.4	—	26.4
Total assets acquired	170.0	—	170.0
Current maturity of long-term debt	5.7	—	5.7
Accounts payable	9.0	—	9.0
Accrued expenses	5.6	—	5.6
Long-term debt	5.3	—	5.3
Non-current deferred tax liability	19.7	—	19.7
Other non-current liabilities	2.2	—	2.2
Total liabilities assumed	47.5	—	47.5
Net assets acquired	$122.5	$—	$122.5

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The allocation will be completed during the second quarter of 2019. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

In connection with the acquisition, the Company recorded an additional deferred tax liability of $18.8 million with a corresponding increase to goodwill. The increase in the deferred tax liability represents the tax effect of the difference between the estimated assigned fair value of the tangible and intangible assets and the tax basis of such assets.

Mineral rights were valued using discounted cash flow method. Property, plant and equipment were valued using the cost method adjusted for age and deterioration.

Intangible assets acquired mainly include tradenames and customer relationships. Both tradenames and customer relationships have an estimated useful life of approximately 20 years.

The Company did not present pro forma and other financial information for the Sivomatic acquisition, as this is not considered to be a material business combination.

Note 5.  Earnings per Share (EPS)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Mar. 31, 2019	Apr. 1, 2018

Net income attributable to Minerals Technologies Inc.	$39.1	$39.9

Weighted average shares outstanding	35.2	35.4
Dilutive effect of stock options and stock units	0.1	0.3
Weighted average shares outstanding, adjusted	35.3	35.7

Basic earnings per share attributable to Minerals Technologies Inc.	$1.11	$1.13

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.11	$1.12

Options to purchase 748,754 shares and 362,443 shares of common stock for the three-month periods ended March 31, 2019 and April 1, 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 6.  Restructuring and Other Items, net

At March 31, 2019, the Company had $2.3 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2019.

The following table is a reconciliation of our restructuring liability balance as of March 31, 2019:

(millions of dollars)
Restructuring liability, December 31, 2018	$2.5
Cash payments	(0.2)
Restructuring liability, March 31, 2019	$2.3

Note 7.  Income Taxes

Provision for taxes was $9.3 million during the three-month periods ended March 31, 2019 and April 1, 2018. The effective tax rate was 18.9% for the three-month periods ended March 31, 2019 and April 1, 2018.

As of March 31, 2019, the Company had approximately $17.0 million of total unrecognized income tax benefits. Included in this amount were a total of $13.3 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net increase of approximately $0.3 million during the three-months ended March 31, 2019 and had an accrued balance of $2.9 million and $1.8 million of interest and penalties as of March 31, 2019 and April 1, 2018, respectively.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Mar. 31, 2019	Dec. 31, 2018

Raw materials	$102.8	$93.4
Work-in-process	10.2	11.2
Finished goods	97.5	92.2
Packaging and supplies	43.9	42.4
Total inventories	$254.4	$239.2

Note 9.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $812.4 million as of March 31, 2019 and December 31, 2018.

Intangible assets subject to amortization as of March 31, 2019 and December 31, 2018 were as follows:

		Mar. 31, 2019		Dec. 31, 2018
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$204.2	$28.1	$204.2	$26.6
Technology	13	18.8	6.8	18.8	6.4
Patents	19	6.4	5.7	6.4	5.6
Customer relationships	22	26.5	3.5	26.5	3.2
	32	$255.9	$44.1	$255.9	$41.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years. Estimated amortization expense is $7.0 million for the remainder of 2019, $36.7 million for 2020–2023 and $168.1 million thereafter.

Note 10.  Derivative Financial Instruments

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $4.1 million at March 31, 2019 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet. In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million. The notional amount was $129 million at March 31, 2019. The fair value of this swap is an asset of $1.9 million at March 31, 2019 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. These interest rate swaps are designated as cash flow hedges. As a result, the gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries. During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity. The fair value of this swap is an asset of $7.9 million at March 31, 2019 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

The fair value of our interest rate swaps and cross currency rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Mar. 31, 2019	Dec. 31, 2018

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $18.6 million and $19.4 million	$639.4	$638.6
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.3 million and $0.3 million	247.8	262.6
Netherlands Term Loan due 2020	2.8	3.4
Netherlands Term Loan due 2022	1.2	1.4
Japan Loan Facilities	4.9	5.1
Total	896.1	911.1
Less: Current maturities	2.7	3.3
Total long-term debt	$893.4	$907.8

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

During the first quarter of 2019, the Company repaid $15 million on its Term Facility.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  In connection with the Sivomatic acquisition, the Company incurred $113 million of short-term debt under the Revolving Facility. As of March 31, 2019, there were $100 million in outstanding loans and $10.2 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022. These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments. During the first quarter of 2019, the Company repaid $0.7 million on these loans.

The Company has a committed loan facility in Japan. As of March 31, 2019, $4.9 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2021. The Company repaid $0.2 million on this facility during the first quarter of 2019.

As of March 31, 2019, the Company had $43.2 million in uncommitted short-term bank credit lines, of which approximately $4.7 million was in use.

Note 12.  Benefit Plans

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Service cost	$1.8	$2.0
Interest cost	3.5	3.0
Expected return on plan assets	(4.6)	(4.8)
Amortization:
Prior service cost	0.1	0.2
Recognized net actuarial loss	2.3	2.7
Net periodic benefit cost	$3.1	$3.1

	Other Benefits
	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Service cost	$—	$0.1
Interest cost	0.1	0.1
Amortization:
Prior service cost	—	(0.3)
Recognized net actuarial (gain)	(0.2)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.3)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $9.7 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2019. As of March 31, 2019, approximately $1.4 million has been contributed to the pension plans and no contributions to the other postretirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Amortization of pension items:
Pre-tax amount	$2.2	$2.4
Tax	(0.6)	(0.5)
Net of tax	$1.6	$1.9

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 12 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2018	$(170.1)	$(69.7)	$6.1	$(233.7)

Other comprehensive loss before reclassifications	(1.0)	—	1.3	0.3
Amounts reclassified from AOCI	—	1.6	—	1.6
Net current period other comprehensive income (loss)	(1.0)	1.6	1.3	1.9
Cumulative effect of accounting change	—	(10.4)	(0.5)	(10.9)
Balance as of March 31, 2019	$(171.1)	$(78.5)	$6.9	$(242.7)

In January 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheet as of March 31, 2019.

Note 14.  Accounting for Asset Retirement Obligations

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

The following is a reconciliation of asset retirement obligations as of March 31, 2019:

(millions of dollars)
Asset retirement liability, December 31, 2018	$23.4
Accretion expense	0.9
Payments	(0.7)
Asset retirement liability, March 31, 2019	$23.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2019.

Note 15.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and forty pending asbestos cases. To date, 1,493 silica cases and 57 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Seven new asbestos cases were filed during the first quarter of 2019, and three additional asbestos cases were filed subsequent to the end of the quarter. No asbestos or silica cases were dismissed during the period. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

 The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 40 pending asbestos cases, 29 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In five of the seven remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the remaining two non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining four cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 31, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 31, 2019.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 16.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended March 31, 2019 and April 1, 2018  is as follows:

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Net Sales
Performance Materials	$199.2	$187.3
Specialty Minerals	144.4	149.6
Refractories	73.8	75.3
Energy Services	20.3	19.1
Total	$437.7	$431.3

Income from Operations
Performance Materials	$26.3	$26.2
Specialty Minerals	22.0	24.1
Refractories	12.1	12.8
Energy Services	2.4	1.5
Total	$62.8	$64.6

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Income from operations for reportable segments	$62.8	$64.6
Acquisition related transaction and integration costs	—	(0.4)
Unallocated corporate expenses	(0.8)	(1.6)
Consolidated income from operations	62.0	62.6
Non-operating deductions, net	(12.8)	(13.4)
Income from operations before tax and equity in earnings	$49.2	$49.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018

Metalcasting	$73.2	$79.2
Household, Personal Care & Specialty Products	74.9	48.7
Environmental Products	15.9	12.7
Building Materials	15.3	18.9
Basic Minerals	19.9	27.8
Paper PCC	91.5	97.0
Specialty PCC	18.1	17.0
Ground Calcium Carbonate	22.3	22.5
Talc	12.5	13.1
Refractory Products	62.0	62.3
Metallurgical Products	11.8	13.0
Energy Services	20.3	19.1
Total	$437.7	$431.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and April 1, 2018, the related condensed consolidated statements of shareholders' equity and cash flows for the three-month periods ended March 31, 2019 and April 1, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2019

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In the first quarter of 2019, the Company continued to advance the execution of its growth strategies of geographic expansion and new product innovation and development with a focus on operational excellence and productivity improvements. Consolidated sales for the first quarter of 2019 were $437.7 million, as compared with $431.3 million in the prior year. Income from operations was $62.0 million and represented 14.2% of sales, as compared with $62.6 million and 14.5% of sales in the prior year. Net income was $39.1 million, as compared to $39.9 million in the first quarter of 2018.

Diluted earnings in the first quarter ended March 31, 2019 were $1.11 per share compared with $1.12 per share in 2018.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $207.0 million as of March 31, 2019. We repaid $16 million of our debt in the first quarter of 2019. Our intention continues to be to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, debt reduction and selective share repurchases.

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

Results of Operations

Three months ended March 31, 2019 as compared with three months ended April 1, 2018

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Mar. 31, 2019	Apr. 1, 2018	% Growth

Net sales	$437.7	$431.3	1%
Cost of sales	328.0	317.8	3%
Production margin	109.7	113.5	(3)%
Production margin %	25.1%	26.3%

Marketing and administrative expenses	42.9	44.4	(3)%
Research and development expenses	4.8	6.1	(21)%
Acquisition related transaction and integration costs	—	0.4	(100)%

Income from operations	62.0	62.6	(1)%
Operating margin %	14.2%	14.5%

Interest expense, net	(11.4)	(10.7)	7%
Other non-operating deductions, net	(1.4)	(2.7)	(48)%
Total non-operating deductions, net	(12.8)	(13.4)	(4)%

Income from operations before tax and equity in earnings	49.2	49.2	—
Provision for taxes on income	9.3	9.3	—
Effective tax rate	18.9%	18.9%

Equity in earnings of affiliates, net of tax	0.1	1.2	(92)%

Net income	40.0	41.1	(3)%

Net income attributable to non-controlling interests	0.9	1.2	(25)%
Net income attributable to Minerals Technologies Inc. (MTI)	$39.1	$39.9	(2)%

Net Sales

	Three Months Ended Mar. 31, 2019			Three Months Ended Apr. 1, 2018
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$231.7	52.9%	—	$232.3	53.9%
International	206.0	47.1%	4%	199.0	46.1%
Total sales	$437.7	100.0%	1%	$431.3	100.0%

Performance Materials Segment	$199.2	45.5%	6%	$187.3	43.4%
Specialty Minerals Segment	144.4	33.0%	(3)%	149.6	34.7%
Refractories Segment	73.8	16.9%	(2)%	75.3	17.5%
Energy Services Segment	20.3	4.6%	6%	19.1	4.4%
Total sales	$437.7	100.0%	1%	$431.3	100.0%

Worldwide net sales increased 1% to $437.7 million in the first quarter from $431.3 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $11.4 million or 3%.  The Company's first quarter results include $25.2 million of sales from Sivomatic, which we acquired in the second quarter of 2018.

Net sales in the United States decreased to $231.7 million from $232.3 million in the prior year. International sales increased 4% to $206.0 million from $199.0 million in the prior year.

Operating Costs and Expenses

Cost of sales was $328.0 million and 74.9% of sales as compared with $317.8 million and 73.7% of sales in the prior year. This increase was due primarily to higher raw material, logistics and energy costs in all segments.

Marketing and administrative costs were $42.9 million and 9.8% of sales compared to $44.4 million and 10.3% of sales in the prior year.

Research and development expenses were $4.8 million, as compared with $6.1 million in the prior year, and represented 1.1% of sales compared with 1.4% of sales.

The Company incurred charges of $0.4 million for acquisition related transaction and integration costs during the three months ended April 1, 2018.

Income from Operations

The Company recorded income from operations of $62.0 million as compared to $62.6 million in the prior year.  Operating income during the three months ended April 1, 2018 includes acquisition-related integration costs of $0.4 million.

Other Non-Operating Income (Deductions)

In the first quarter of 2019, non-operating deductions were $12.8 million as compared with $13.4 million in the prior year. This decrease was primarily attributable to foreign exchange gain in the current year as compared with foreign exchange losses in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $9.3 million for the three months ended March 31, 2019 and April 1, 2018.  The effective tax rate was 18.9% for both periods.

Consolidated Net Income

Consolidated net income was $39.1 million for the three months ended March 31, 2019 as compared with $39.9 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	Mar. 31, 2019		Apr. 1, 2018		% Growth
	(millions of dollars)
Net Sales
Metalcasting		$73.2		$79.2	(8)%
Household, Personal Care & Specialty Products		74.9		48.7	54%
Environmental Products		15.9		12.7	25%
Building Materials		15.3		18.9	(19)%
Basic Minerals		19.9		27.8	(28)%
Total net sales		$199.2		$187.3	6%

Income from operations	$	$ 26.3	$	$ 26.2
% of net sales		13.2%		14.0%

Net sales in the Performance Materials segment increased 6% to $199.2 million from $187.3 million in the prior year.  Sales in Household, Personal Care & Specialty Products increased 54%, due to the acquisition of Sivomatic in the second quarter of 2018, and the continued growth of our pet care products in North America.  Environmental Products sales increased 25% driven by an ongoing large international project. Sales growth in the segment was partially offset by decreased sales in Metalcasting, Building Materials and Basic Minerals. The decrease in Metalcasting sales was primarily due to weaker demand in China early in the first quarter. Sales of Building Materials decreased 19% primarily due to weather-related construction project delays.  The decrease in Basic Minerals sales was due to lower drilling activity in the Permian Basin and to the Company's exit from the bulk chromite business in the first quarter of 2018.

Income from operations was $26.3 million and 13.2% of sales as compared to $26.2 million and 14.0% of sales in the prior year. Pricing actions more than offset higher raw materials and logistics costs. However, operating income and margins were affected by an unfavorable product mix due to the weather-related project delays.

	Three Months Ended
Specialty Minerals Segment	Mar. 31, 2019	Apr. 1, 2018	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$91.5	$97.0	(6)%
Specialty PCC	18.1	17.0	6%
PCC Products	$109.6	$114.0	(4)%

Ground Calcium Carbonate	$22.3	$22.5	(1)%
Talc	12.5	13.1	(5)%
Processed Minerals Products	$34.8	$35.6	(2)%

Total net sales	$144.4	$149.6	(3)%

Income from operations	$22.0	$24.1	(9)%
% of net sales	15.2%	16.1%

   Worldwide sales in the Specialty Minerals segment were $144.4 million as compared with $149.6 million in the prior year, a decrease of 3%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% to $109.6 million from $114.0 million in the prior year.  Paper PCC sales decreased 6% to $91.5 million from $97.0 million, primarily due to the unfavorable impact of foreign exchange and reduced sales in North America driven by previously announced customer paper machine shutdowns, including the closure of a U.S. paper mill in the first quarter of 2019.  Sales of Specialty PCC increased 6% to $18.1 million from $17.0 million in the prior year driven by an expansion at our U.K. facility, higher volumes for the automotive, sealant and consumer markets as well as pricing actions.

Net sales of Processed Minerals products decreased 2% to $34.8 million, primarily due to severe weather on the U.S. west coast resulting in construction project delays and logistics challenges. Ground Calcium Carbonate sales decreased 1% to $22.3 million from $22.5 million in the prior year. Talc sales decreased 5% to $12.5 million as compared with $13.1 million in the prior year.

Income from operations for Specialty Minerals was $22.0 million as compared with $24.1 million in the prior year. The decrease was primarily due to previously announced paper machine shutdowns in North America, the unfavorable impact of foreign exchange and higher energy costs, partially offset by higher pricing.

	Three Months Ended
Refractories Segment	Mar. 31, 2019	Apr. 1, 2018	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$62.0	$62.3	—
Metallurgical Products	11.8	13.0	(9)%
Total net sales	$73.8	$75.3	(2)%

Income from operations	$12.1	$12.8	(5)%
% of net sales	16.4%	17.0%

Net sales in the Refractories segment decreased 2% to $73.8 million from $75.3 million in the prior year driven by lower Refractory sales in Turkey and Germany, as well as lower sales of Metallurgical Products.  Sales of refractory products and systems to steel and other industrial applications decreased slightly to $62.0 million. Sales of metallurgical products decreased 9% to $11.8 million.

Income from operations decreased 5% to $12.1 million and was 16.4% of sales.

	Three Months Ended
Energy Services Segment	Mar. 31, 2019	Apr. 1, 2018	% Growth
	(millions of dollars)

Net Sales	$20.3	$19.1	6%

Income from operations	$2.4	$1.5	60%
% of net sales	11.8%	7.9%

Net sales in the Energy Services segment increased 6% to $20.3 million from $19.1 million in the prior year, primarily driven by higher well testing activity.

Operating income was $2.4 million as compared with $1.5 million in the prior year.

Liquidity and Capital Resources

Cash provided from operations during the three months ended March 31, 2019, was approximately $31 million. Cash flows provided from operations during the first quarter of 2019 were principally used to repay debt, fund capital expenditures and to pay the Company's dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2019 - $2.4 million; 2020 - $2.1 million; 2021 - $252.2 million; 2022 - $0.2 million; 2023 - $0.0 million; thereafter - $658.0 million.

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

During the first quarter of 2019, the Company repaid $15 million on its Term Facility.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter periods preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility. As of March 31, 2019, there were $100 million in outstanding loans and $10.2 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022. In the first quarter of 2019, the Company repaid $0.7 million on these loans.

The Company has a committed loan facility in Japan. As of March 31, 2019, $4.9 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2021. The Company repaid $0.2 million on this facility during the first quarter of 2019.

As of March 31, 2019, the Company had $43.2 million in uncommitted short-term bank credit lines, of which approximately $4.7 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2019 should be between $70 million and $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at March 31, 2019 was an asset of $1.9 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. These swaps mature in May 2023. As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at March 31, 2019 was an asset of $3.8 million.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017. As of March 31, 2019, 333,184 shares were repurchased under this program for $21.7 million, or an average price of approximately $65.12 per share.  There were no share repurchases in the first quarter of 2019.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the three months ended March 31, 2019, there were no material changes in the Company’s contractual obligations. For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company's subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. All recently issued ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted the provisions of ASU 2016-02, “Leases”, which requires lessees to recognize most leases on-balance sheet. The Company has adopted this new standard under the modified retrospective transition method, using the effective date as our date of initial application. As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. On adoption, we recognized additional operating liabilities of $61.4 million with corresponding right-of-use assets of $50.5 million based on the present value of the remaining lease payments under existing operating leases.  As of December 31, 2018, we had $10.9 million in deferred charges related to some of our real estate leases that were recorded against the right of use asset as part of the transition.  The adoption of this standard did not have a material impact on the Company's financial statements.

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheets as of March 31, 2019.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $3.8 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021. The fair value of this instrument at March 31, 2019 was an asset of $1.9 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. These swaps mature in May 2023. As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%. The combined fair value of these instruments at March 31, 2019 was an asset of $3.8 million.

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

Changes in Internal Control Over Financial Reporting

On January 1, 2019, the Company adopted the provisions of ASU No. 2016-02, "Leases (Topic 842)." Adoption of this standard did not have a material impact on the Company's financials, however, we implemented a new lease accounting system and implemented changes to our processes related to leases and related control activities.

During 2018, we closed on the acquisition of Sivomatic and we excluded Sivomatic from the scope of management's report on internal control over financial reporting for the year ended December 31, 2018.  We are in the process of integrating Sivomatic to our overall internal control over financial reporting and will include them in scope for the year ending December 31, 2019.  This process may result in additions or changes to our internal control over financial reporting.

There were no other changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and forty pending asbestos cases. To date, 1,493 silica cases and 57 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Seven new asbestos cases were filed during the first quarter of 2019, and three additional asbestos cases were filed subsequent to the end of the quarter. No asbestos or silica cases were dismissed during the period. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

 The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 40 pending asbestos cases, 29 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In five of the seven remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the remaining two non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining four cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 31, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 31, 2019.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017. As of March 31, 2019, 333,184 shares were repurchased under this program for $21.7 million, or an average price of approximately $65.12 per share.  There were no share repurchases in the first quarter of 2019.

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

May 3, 2019