Form 10-Q
period 2019-06-30
MINERALS TECHNOLOGIES INC
filed 2019-08-02
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-11430
--
MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

622 Third Avenue, New York, New York 10017-6707
(Address of principal executive offices, including zip code)

(212) 878-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.10 par value	MTX	New York Stock Exchange LLC

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

As of July 22, 2019, there were 35,062,611 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Product sales	$438.0	$445.0	$855.4	$857.2
Service revenue	25.8	19.7	46.1	38.8
Total net sales	463.8	464.7	901.5	896.0

Cost of goods sold	334.0	335.3	648.0	640.3
Cost of service revenue	17.8	13.5	31.8	26.3
Total cost of sales	351.8	348.8	679.8	666.6

Production margin	112.0	115.9	221.7	229.4

Marketing and administrative expenses	48.4	45.3	91.3	89.7
Research and development expenses	4.9	6.4	9.7	12.5
Acquisition related transaction and integration costs	—	1.0	—	1.4
Restructuring and other items, net	13.2	0.4	13.2	0.4

Income from operations	45.5	62.8	107.5	125.4

Interest expense, net	(10.9)	(11.5)	(22.3)	(22.2)
Other non-operating income (deductions), net	(2.4)	3.1	(3.8)	0.4
Total non-operating deductions, net	(13.3)	(8.4)	(26.1)	(21.8)

Income from operations before tax and equity in earnings	32.2	54.4	81.4	103.6
Provision for taxes on income	5.1	10.3	14.4	19.6
Equity in earnings of affiliates, net of tax	0.5	1.1	0.6	2.3

Consolidated net income	27.6	45.2	67.6	86.3
Less:
Net income attributable to non-controlling interests	1.0	1.1	1.9	2.3
Net income attributable to Minerals Technologies Inc.	$26.6	$44.1	$65.7	$84.0

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$0.76	$1.25	$1.87	$2.37

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$0.75	$1.24	$1.86	$2.36

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	35.2	35.3	35.2	35.4
Diluted	35.3	35.6	35.3	35.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Consolidated net income	$27.6	$45.2	$67.6	$86.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18.7)	(54.5)	(19.1)	(39.1)
Pension and postretirement plan adjustments	1.7	1.9	3.3	3.7
Unrealized gains (losses) on derivative instruments	(3.3)	(1.3)	(2.1)	0.3
Total other comprehensive loss, net of tax	(20.3)	(53.9)	(17.9)	(35.1)
Total comprehensive income (loss) including non-controlling interests	7.3	(8.7)	49.7	51.2
Comprehensive income (loss) attributable to non-controlling interests	(0.8)	0.5	(2.2)	(1.3)
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$6.5	$(8.2)	$47.5	$49.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	June 30, 2019*	Dec. 31, 2018 **
ASSETS

Current assets:
Cash and cash equivalents	$214.5	$208.8
Short-term investments	5.2	3.8
Accounts receivable, net	411.9	387.3
Inventories	258.4	239.2
Prepaid expenses and other current assets	41.1	37.2
Total current assets	931.1	876.3

Property, plant and equipment	2,246.8	2,256.0
Less accumulated depreciation and depletion	(1,177.7)	(1,153.1)
Property, plant and equipment, net	1,069.1	1,102.9
Goodwill	807.9	812.4
Intangible assets	207.9	214.1
Deferred income taxes	25.4	26.3
Other assets and deferred charges	108.0	55.1
Total assets	$3,149.4	$3,087.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$104.2	$105.2
Current maturities of long-term debt	2.1	3.3
Accounts payable	188.2	169.1
Other current liabilities	111.1	104.3
Total current liabilities	405.6	381.9

Long-term debt, net of unamortized discount and deferred financing costs	874.2	907.8
Deferred income taxes	194.2	196.8
Accrued pension and post-retirement benefits	123.0	124.2
Other non-current liabilities	130.8	91.1
Total liabilities	1,727.8	1,701.8

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	435.3	431.9
Retained earnings	1,842.2	1,769.1
Accumulated other comprehensive loss	(262.8)	(233.7)
Less common stock held in treasury	(628.7)	(618.7)

Total Minerals Technologies Inc. shareholders' equity	1,390.9	1,353.5
Non-controlling interests	30.7	31.8
Total shareholders' equity	1,421.6	1,385.3
Total liabilities and shareholders' equity	$3,149.4	$3,087.1

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018

Operating Activities:

Consolidated net income	$67.6	$86.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48.9	44.5
Amortization of right of use asset	6.6	—
Asset impairment charges	7.5	—
Other non-cash items	4.5	(2.0)
Pension plan funding	(3.1)	(12.3)
Net changes in operating assets and liabilities	(33.7)	(36.3)
Net cash provided by operating activities	98.3	80.2

Investing Activities:

Purchases of property, plant and equipment, net	(35.5)	(42.1)
Acquisition of business, net of cash acquired	—	(124.1)
Proceeds from sale of short-term investments	3.4	1.8
Purchases of short-term investments	(4.7)	(2.5)
Other investing activities	(0.8)	—
Net cash used in investing activities	(37.6)	(166.9)

Financing Activities:

Debt issuance costs	—	(1.4)
Repayment of long-term debt	(36.6)	(6.6)
Proceeds from issuance of short-term debt	—	113.0
Repayment of short-term debt	(1.1)	(1.1)
Purchase of common stock for treasury	(10.0)	(13.3)
Proceeds from issuance of stock under option plan	0.4	1.9
Excess tax benefits related to stock incentive programs	(1.9)	(3.2)
Dividends paid to non-controlling interests	(3.9)	(0.2)
Capital contribution from non-controlling interests	0.6	—
Cash dividends paid	(3.5)	(3.5)
Net cash used in financing activities	(56.0)	85.6

Effect of exchange rate changes on cash and cash equivalents	1.0	(8.1)

Net increase (decrease) in cash and cash equivalents	5.7	(9.2)
Cash and cash equivalents at beginning of period	208.8	212.2
Cash and cash equivalents at end of period	$214.5	$203.0

Supplemental disclosure of cash flow information:
Interest paid	$21.9	$22.1
Income taxes paid	$13.7	$20.9

Non-cash financing activities:
Treasury stock purchases settled after period end	$—	$0.3

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	39.1	—	—	0.9	40.0
Other comprehensive income	—	—	—	1.9	—	0.5	2.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	0.6	—	—	—	—	0.6
Balance as of March 31, 2019	$4.9	$432.6	$1,817.4	$(242.7)	$(618.7)	$33.9	$1,427.4

Net income	—	—	26.6	—	—	1.0	27.6
Other comprehensive income	—	—	—	(20.1)	—	(0.2)	(20.3)
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(3.8)	(3.8)
Capital contribution from non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.5	—	—	—	—	2.5
Purchase of common stock for treasury	—	—	—	—	(10.0)	—	(10.0)
Balance as of June 30, 2019	$4.9	$435.3	$1,842.2	$(262.8)	$(628.7)	$30.7	$1,421.6

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	39.9	—	—	1.2	41.1
Other comprehensive income (loss)	—	—	—	18.2	—	0.5	18.7
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(5.7)	—	(5.7)
Balance as of April 1, 2018	$4.9	$423.2	$1,645.3	$(167.9)	$(602.7)	$29.0	$1,331.8

Net income	—	—	44.1	—	—	1.1	45.2
Other comprehensive income (loss)	—	—	—	(52.3)	—	(1.6)	(53.9)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	—	—
Issuance of shares pursuant to employee stock compensation plans	—	1.4	—	—	—	—	1.4
Stock based compensation	—	2.3	—	—	—	—	2.3
Purchase of common stock for treasury	—	—	—	—	(7.7)	—	(7.7)
Balance as of July 1, 2018	$4.9	$426.9	$1,687.7	$(220.2)	$(610.4)	$28.5	$1,317.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheets as of June 30, 2019.

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

Operating lease cost was $4.0 million and $8.1 million for the three and six-month periods ended June 30, 2019, respectively.  The components of lease costs are as follows:

(millions of dollars)	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating lease cost	$3.9	$7.9
Short-term lease cost	0.1	0.2
Total	$4.0	$8.1

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(millions of dollars)	June 30, 2019

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$8.3
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$3.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases were as follows:

Weighted-average remaining operating lease term (in years)	7.80
Weighted-average operating leases discount rate	5.0%

          The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Condensed Consolidated Balance Sheet:

(millions of dollars)	Balance Sheet Classification	June 30, 2019

Right-of-use asset	Other assets and deferred charges	$47.1
Lease liability - current	Other current liabilities	12.0
Lease liability - non-current	Other non-current liabilities	46.1

Future minimum lease payments under the Company's operating leases as of June 30, 2019 were as follows:

(millions of dollars)	June 30, 2019

For the remainder of 2019	$7.7
2020	13.0
2021	9.6
2022	7.7
2023	6.2
Thereafter	26.3
Total future minimum lease payments	70.5
Less imputed interest	(12.6)
Total	$57.9

As of December 31, 2018, minimum lease payments under non-cancellable operating leases were expected to be as follows:

(millions of dollars)	Dec. 31, 2018

2019	$17.3
2020	13.0
2021	9.5
2022	8.2
2023	7.0
Thereafter	24.8
Total	$79.8

A summary of rent expense for the fiscal years ended December 31, 2018 and December 31, 2017 was as follows:

(millions of dollars)	Dec. 31, 2018	Dec. 31, 2017

Rent expense	$19.5	$19.3

The Company has certain arrangements under which we are the lessor.  Lease income associated with these leases is not material.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended June 30, 2019 and July 1, 2018 :

(millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Metalcasting	$75.8	$88.8	$149.0	$168.0
Household, Personal Care and Specialty Products	69.0	58.6	143.9	107.3
Environmental Products	29.0	25.2	44.9	37.9
Building Materials	19.1	18.0	34.4	36.9
Basic Minerals	22.5	23.9	42.4	51.7
Performance Materials	215.4	214.5	414.6	401.8

Paper PCC	90.2	94.5	181.7	191.5
Specialty PCC	17.3	17.3	35.4	34.3
Ground Calcium Carbonate	24.8	25.2	47.1	47.7
Talc	12.8	13.9	25.3	27.0
Specialty Minerals	145.1	150.9	289.5	300.5

Refractory Products	61.0	66.7	123.0	129.0
Metallurgical Products	16.5	12.9	28.3	25.9
Refractories	77.5	79.6	151.3	154.9

Energy Services	25.8	19.7	46.1	38.8

Total	$463.8	$464.7	$901.5	$896.0

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

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of April 30, 2019 , the purchase price allocation has been finalized.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s final amounts recognized for assets acquired and liabilities assumed for the Sivomatic acquisition as compared with the allocation previously reported on the Company's Form 10-K for the year ended December 31, 2018:

(millions of dollars)	Preliminary Allocation Previously Reported on Form 10-K as of December 31, 2018	Increase/ (Decrease)	Final Allocation

Accounts receivable	$24.4	$—	$24.4
Inventories	15.6	—	15.6
Other current assets	0.6	—	0.6
Mineral rights	39.7	—	39.7
Property, plant and equipment	28.3	—	28.3
Goodwill	35.0	—	35.0
Intangible assets	26.4	—	26.4
Total assets acquired	170.0	—	170.0
Current maturity of long-term debt	5.7	—	5.7
Accounts payable	9.0	—	9.0
Accrued expenses	5.6	—	5.6
Long-term debt	5.3	—	5.3
Non-current deferred tax liability	19.7	—	19.7
Other non-current liabilities	2.2	—	2.2
Total liabilities assumed	47.5	—	47.5
Net assets acquired	$122.5	$—	$122.5

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The allocation was completed during the second quarter of 2019. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net income attributable to Minerals Technologies Inc.	$26.6	$44.1	$65.7	$84.0

Weighted average shares outstanding	35.2	35.3	35.2	35.4
Dilutive effect of stock options and stock units	0.1	0.3	0.1	0.2
Weighted average shares outstanding, adjusted	35.3	35.6	35.3	35.6

Basic earnings per share attributable to Minerals Technologies Inc.	$0.76	$1.25	$1.87	$2.37

Diluted earnings per share attributable to Minerals Technologies Inc.	$0.75	$1.24	$1.86	$2.36

Options to purchase 470,304 shares and 357,771 shares of common stock for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 6.  Restructuring and Other Items, net

During the second quarter of 2019, the Company initiated a restructuring and cost savings program to better align our costs and organizational structure with the current market environment. The Company recorded a $7.5 million non-cash impairment of assets charge related to facilities no longer operating and underutilization of certain equipment, and $5.7 million in other restructuring costs in the second quarter of 2019.  The Company expects to realize annualized savings from this restructuring program of approximately $12 million by the first half of 2020.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to for the three months ended June 30, 2019:

(millions of dollars)	June 30, 2019

Impairment of assets
Performance Materials	$4.2
Specialty Minerals	1.6
Energy Services	1.7
Total impairment of assets charges	$7.5

Severance and other related costs
Performance Materials	$2.8
Specialty Minerals	0.9
Refractories	0.8
Energy Services	0.1
Corporate	1.1
Total severance and other related costs	$5.7

Total restructuring and other items, net	$13.2

At June 30, 2019, the Company had $7.1 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the first half of 2020.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a reconciliation of our restructuring liability balance as of June 30, 2019:

(millions of dollars)
Restructuring liability, December 31, 2018	$2.5
Additional provisions	5.7
Cash payments	(1.1)
Restructuring liability, June 30, 2019	$7.1

Note 7.  Income Taxes

Provision for taxes was $5.1 million and $14.4 million during the three and six-month periods ended June 30, 2019, respectively. The effective tax rate was 15.8%  as compared with 18.9%  in the prior year.  The lower effective tax rate was primarily due to discrete items related to restructuring charges and the expiration of the tax statute of limitations due to the completion of a tax audit.

As of June 30, 2019, the Company had approximately $15.5 million of total unrecognized income tax benefits. Included in this amount were a total of $11.9 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had net decreases of approximately $0.1 million and  $0.2 million during the three and six-months ended June 30, 2019, respectively, and had an accrued balance of $2.8 million of interest and penalties as of June 30, 2019.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Note 8.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	June 30, 2019	Dec. 31, 2018

Raw materials	$102.8	$93.4
Work-in-process	10.0	11.2
Finished goods	98.7	92.2
Packaging and supplies	46.9	42.4
Total inventories	$258.4	$239.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $807.9 and $812.4 million as of June 30, 2019 and December 31, 2018, respectively. The change in goodwill from December 31, 2018 to June 30, 2019 is attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of June 30, 2019 and December 31, 2018 were as follows:

		June 30, 2019		Dec. 31, 2018
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$203.9	$29.5	$204.2	$26.6
Technology	13	18.8	7.2	18.8	6.4
Patents	19	6.4	5.8	6.4	5.6
Customer relationships	22	25.1	3.8	26.5	3.2
	32	$254.2	$46.3	$255.9	$41.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years. Estimated amortization expense is $4.8 million for the remainder of 2019, $36.7 million for 2020–2023 and $166.4 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $6.6 million at June 30, 2019 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet. In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million. The notional amount was $114 million at June 30, 2019. The fair value of this swap is an asset of $0.9 million at June 30, 2019 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. These interest rate swaps are designated as cash flow hedges. As a result, the gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries. During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity. The fair value of this swap is an asset of $7.0 million at June 30, 2019 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Note 11.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	June 30, 2019	Dec. 31, 2018

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $17.8 million and $19.4 million	$640.3	$638.6
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.3 million and $0.3 million	227.7	262.6
Netherlands Term Loan due 2020	2.3	3.4
Netherlands Term Loan due 2022	1.1	1.4
Japan Loan Facilities	4.9	5.1
Total	876.3	911.1
Less: Current maturities	2.1	3.3
Total long-term debt	$874.2	$907.8

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

During the first half of 2019, the Company repaid $35.0 million on its Term Facility.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  In connection with the Sivomatic acquisition, the Company incurred $113 million of short-term debt under the Revolving Facility. As of June 30, 2019, there were $100 million in outstanding loans and $10.4 million in letters of credit outstanding under the Revolving Facility. The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022. These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments. During the first half of 2019, the Company repaid $1.3 million on these loans.

The Company has a committed loan facility in Japan. As of June 30, 2019, $4.9 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2021. The Company repaid $0.3 million on this facility during the first half of 2019.

As of June 30, 2019, the Company had $43.5 million in uncommitted short-term bank credit lines, of which approximately $4.2 million was in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Service cost	$1.8	$2.0	$3.6	$3.9
Interest cost	3.6	3.0	7.1	6.1
Expected return on plan assets	(4.6)	(4.8)	(9.2)	(9.6)
Amortization:
Prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	2.3	2.7	4.6	5.5
Net periodic benefit cost	$3.2	$3.0	$6.3	$6.1

	Other Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	—	—	0.1	0.1
Amortization:
Prior service cost	—	(0.2)	—	(0.4)
Recognized net actuarial (gain) loss	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic benefit cost	$(0.1)	$(0.3)	$(0.2)	$(0.6)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $9.7 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2019. As of June 30, 2019, $3.1 million has been contributed to the pension plans and less than $0.1 million has been contributed to the other postretirement benefit plans.

Note 13.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Amortization of pension items:
Pre-tax amount	$2.2	$2.4	$4.4	$4.9
Tax	(0.5)	(0.5)	(1.1)	(1.2)
Net of tax	$1.7	$1.9	$3.3	$3.7

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 12 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2018	$(170.1)	$(69.7)	$6.1	$(233.7)

Other comprehensive loss before reclassifications	(19.5)	—	(2.0)	(21.5)
Amounts reclassified from AOCI	—	3.3	—	3.3
Net current period other comprehensive income (loss)	(19.5)	3.3	(2.0)	(18.2)
Cumulative effect of accounting change	—	(10.4)	(0.5)	(10.9)
Balance as of June 30, 2019	$(189.6)	$(76.8)	$3.6	$(262.8)

In January 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheet as of June 30, 2019.

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

The following is a reconciliation of asset retirement obligations as of June 30, 2019:

(millions of dollars)
Asset retirement liability, December 31, 2018	$23.4
Accretion expense	1.4
Other	0.5
Payments	(1.5)
Foreign currency translation	(0.1)
Asset retirement liability, June 30, 2019	$23.7

The asset retirement costs are capitalized as part of the carrying amount of the associated asset. The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2019.

Note 15.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 71 pending asbestos cases. To date, 1,493 silica cases and 59 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Thirteen and twenty new asbestos cases were filed during the three and six months ended June 30,  2019, respectively, and 16 additional asbestos cases were filed subsequent to the end of the second quarter. Two asbestos cases were dismissed during the first half of 2019 and no silica cases were dismissed during the period. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 71 pending asbestos cases, 45 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In twenty of the twenty two remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure, and in the remaining two non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining four cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 30, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 30, 2019.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 16.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended June 30, 2019 and July 1, 2018  is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Net Sales
Performance Materials	$215.4	$214.5	$414.6	$401.8
Specialty Minerals	145.1	150.9	289.5	300.5
Refractories	77.5	79.6	151.3	154.9
Energy Services	25.8	19.7	46.1	38.8
Total	$463.8	$464.7	$901.5	$896.0

Income from Operations
Performance Materials	$20.7	$29.6	$47.0	$55.8
Specialty Minerals	20.0	25.1	42.0	49.2
Refractories	7.1	10.3	19.2	23.1
Energy Services	0.9	0.7	3.3	2.2
Total	$48.7	$65.7	$111.5	$130.3

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Income from operations for reportable segments	$48.7	$65.7	$111.5	$130.3
Acquisition related transaction and integration costs	—	(1.0)	—	(1.4)
Unallocated corporate expenses	(3.2)	(1.9)	(4.0)	(3.5)
Consolidated income from operations	45.5	62.8	107.5	125.4
Non-operating deductions, net	(13.3)	(8.4)	(26.1)	(21.8)
Income from operations before tax and equity in earnings	$32.2	$54.4	$81.4	$103.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018

Metalcasting	$75.8	$88.8	$149.0	$168.0
Household, Personal Care & Specialty Products	69.0	58.6	143.9	107.3
Environmental Products	29.0	25.2	44.9	37.9
Building Materials	19.1	18.0	34.4	36.9
Basic Minerals	22.5	23.9	42.4	51.7
Performance Materials	215.4	214.5	414.6	401.8

Paper PCC	90.2	94.5	181.7	191.5
Specialty PCC	17.3	17.3	35.4	34.3
Ground Calcium Carbonate	24.8	25.2	47.1	47.7
Talc	12.8	13.9	25.3	27.0
Specialty Minerals	145.1	150.9	289.5	300.5

Refractory Products	61.0	66.7	123.0	129.0
Metallurgical Products	16.5	12.9	28.3	25.9
Refractories	77.5	79.6	151.3	154.9

Energy Services	25.8	19.7	46.1	38.8
Total	$463.8	$464.7	$901.5	$896.0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2019 and July 1, 2018, the related condensed consolidated statements of shareholder's equity and cash flows for the six-month periods ended June 30, 2019 and July 1, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2019

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2019 were $463.8 million, as compared with $464.7 million in the prior year. Income from operations was $45.5 million and represented 9.8% of sales, as compared with $62.8 million and 13.5% of sales in the prior year.  Included in income from operations for the second quarter of  2019 were restructuring and other costs of $13.2 million.  In addition, we recorded a $2.5 million bad debt reserve related to a customer bankruptcy.  Net income was $26.6 million, as compared to $44.1 million in the second quarter of 2018. Diluted earnings in the quarter ended June 30, 2019 were $0.75 per share compared with $1.24 per share in 2018.

During the second quarter of 2019, we initiated a restructuring and cost savings program to better align our costs and organizational structure with the current market environment. We recorded a $7.5 million non-cash impairment of assets charge and $5.7 million in other restructuring costs in the second quarter of 2019.  We expect to realize annualized savings from this restructuring program of approximately $12 million by the first half of 2020.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $219.7 million as of June 30, 2019. We repaid $37 million of our debt in the first half of 2019. Our intention continues to be to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, debt reduction and selective share repurchases.

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

Results of Operations

Three months ended June 30, 2019 as compared with three months ended July 1, 2018

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	% Growth

Net sales	$463.8	$464.7	—
Cost of sales	351.8	348.8	1%
Production margin	112.0	115.9	(3)%
Production margin %	24.1%	24.9%

Marketing and administrative expenses	48.4	45.3	7%
Research and development expenses	4.9	6.4	(23)%
Acquisition related transaction and integration costs	—	1.0	(100)%
Restructuring and other items, net	13.2	0.4	3,200%

Income from operations	45.5	62.8	(28)%
Operating margin %	9.8%	13.5%

Interest expense, net	(10.9)	(11.5)	(5)%
Other non-operating income (deductions), net	(2.4)	3.1	(177)%
Total non-operating deductions, net	(13.3)	(8.4)	58%

Income from operations before tax and equity in earnings	32.2	54.4	(41)%
Provision for taxes on income	5.1	10.3	(50)%
Effective tax rate	15.8%	18.9%

Equity in earnings of affiliates, net of tax	0.5	1.1	(55)%

Net income	27.6	45.2	(39)%

Net income attributable to non-controlling interests	1.0	1.1	(9)%
Net income attributable to Minerals Technologies Inc.	$26.6	$44.1	(40)%

Net Sales

	Three Months Ended June 30, 2019			Three Months Ended July 1, 2018
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$253.3	54.6%	2%	$249.0	53.6%
International	210.5	45.4%	(2)%	215.7	46.4%
Total sales	$463.8	100.0%	0%	$464.7	100.0%

Performance Materials Segment	$215.4	46.4%	0%	$214.5	46.2%
Specialty Minerals Segment	145.1	31.3%	(4)%	150.9	32.5%
Refractories Segment	77.5	16.7%	(3)%	79.6	17.1%
Energy Services Segment	25.8	5.6%	31%	19.7	4.2%
Total sales	$463.8	100.0%	0%	$464.7	100.0%

Worldwide net sales decreased slightly to $463.8 million in the second quarter from $464.7 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately 3%.

Net sales in the United States increased to $253.3 million from $249.0 million in the prior year. International sales decreased 2% to $210.5 million from $215.7 million in the prior year.

Operating Costs and Expenses

Cost of sales was $351.8 million and 75.9% of sales as compared with $348.8 million and 75.1% of sales in the prior year. This increase was due primarily to higher raw material, logistics and energy costs across all segments.

Marketing and administrative costs were $48.4 million and 10.4% of sales compared to $45.3 million and 9.7% of sales in the prior year.  Included in the marketing and administrative costs for the three months ended June 30, 2019 was bad debt expense of $2.5 million relating to the bankruptcy of a Refractories customer in the U.K.

Research and development expenses were $4.9 million, as compared with $6.4 million in the prior year, and represented 1.1% of sales compared with 1.4% of sales.

The Company recorded a $13.2 million charge for the impairment of assets and other restructuring costs during the three months ended June 30, 2019 to better align our costs and organizational structure with the market environment.

The Company recorded charges of $0.4 million and $1.0 million for restructuring costs and acquisition related transaction and integration costs, respectively during the three months ended July 1, 2018.

Income from Operations

The Company recorded income from operations of $45.5 million as compared to $62.8 million in the prior year.  Operating income during the three months ended June 30, 2019 includes a $13.2 million charge for impairment of assets and other restructuring costs.  In addition, the Company recorded a $2.5 million bad-debt reserve relating to the bankruptcy of a Refractories customer in the U.K.  Operating income during the three months ended July 1, 2018 includes $0.4 million of restructuring costs and $1.0 million of acquisition related transaction and integration costs.

Other Non-Operating Income (Deductions)

In the second quarter of 2019, non-operating deductions were $13.3 million as compared with $8.4 million in the prior year.  This increase was primarily attributable to foreign exchange gains of $0.1 million in the current year as compared with foreign exchange gains of $4.9 million in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $5.1 million and $10.3 million for the three months ended June 30, 2019 and July 1, 2018, respectively.  The effective tax rate was 15.8% and 18.9% for the three months ended June 30, 2019 and July 1, 2018, respectively.  The lower effective tax rate was primarily due to discrete items related to restructuring charges and the expiration of the tax statute of limitations resulting from the completion of a tax audit.

Consolidated Net Income

Consolidated net income was $26.6 million for the three months ended June 30, 2019 as compared with $44.1 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Metalcasting	$75.8	$88.8	(15)%
Household, Personal Care & Specialty Products	69.0	58.6	18%
Environmental Products	29.0	25.2	15%
Building Materials	19.1	18.0	6%
Basic Minerals	22.5	23.9	(6)%
Total net sales	$215.4	$214.5	0%

Income from operations	$20.7	$29.6
% of net sales	9.6%	13.8%

Net sales in the Performance Materials segment increased slightly to $215.4 million from $214.5 million in the prior year. Foreign exchange had an unfavorable impact on sales of $7.3 million, or 3%.  Sales in Household, Personal Care & Specialty Products increased 18%, primarily due to the continued growth of our pet care products in Europe and North America.  Environmental Products sales increased 15% driven by an ongoing large international project. Sales of Building Materials products increased 6% primarily due to an increase in U.S. commercial construction projects.  Sales growth in the segment was partially offset by decreased sales in Metalcasting and Basic Minerals. The decrease in Metalcasting sales was primarily due to weaker demand in U.S. automotive, heavy truck and agricultural equipment, as well as in the China metalcasting markets.

Income from operations was $20.7 million and 9.6% of sales as compared to $29.6 million and 13.8% of sales in the prior year.  Included in income from operations for the three month period ended June 30, 2019 were $7.0 million of restructuring and impairment costs. While pricing actions more than offset higher raw materials and logistics costs, operating income and margins were affected by the lower Metalcasting sales and the rail infrastructure issues impacting the Company’s operations in the Western United States.

	Three Months Ended
Specialty Minerals Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$90.2	$94.5	(5)%
Specialty PCC	17.3	17.3	0%
PCC Products	$107.5	$111.8	(4)%

Ground Calcium Carbonate	$24.8	$25.2	(2)%
Talc	12.8	13.9	(8)%
Processed Minerals Products	$37.6	$39.1	(4)%

Total net sales	$145.1	$150.9	(4)%

Income from operations	$20.0	$25.1	(20)%
% of net sales	13.8%	16.6%

Worldwide sales in the Specialty Minerals segment were $145.1 million as compared with $150.9 million in the prior year, a decrease of 4%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 4% to $107.5 million from $111.8 million in the prior year.  Paper PCC sales decreased 5% to $90.2 million from $94.5 million, primarily due to the unfavorable impact of foreign exchange and reduced sales in North America driven by previously announced customer paper machine shutdowns, including the closure of a U.S. paper mill in the first quarter of 2019.  Sales of Specialty PCC remained the same at $17.3 million for both three months ended June 30, 2019 and July 1, 2018.

Net sales of Processed Minerals products decreased 4% to $37.6 million, primarily due to lower sales in the automotive and construction markets.  Ground Calcium Carbonate sales decreased 2% to $24.8 million from $25.2 million in the prior year.  Talc sales decreased 8% to $12.8 million as compared with $13.9 million in the prior year.

Income from operations for Specialty Minerals was $20.0 million as compared with $25.1 million in the prior year. Included in income from operations for the three month period ended June 30, 2019 were $2.5 million of restructuring and impairment costs. The incremental decrease in operating income was primarily due to previously announced paper machine shutdowns in North America, lower volumes and the unfavorable impact of foreign exchange, partially offset by higher pricing.

	Three Months Ended
Refractories Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$61.0	$66.7	(9)%
Metallurgical Products	16.5	12.9	28%
Total net sales	$77.5	$79.6	(3)%

Income from operations	$7.1	$10.3	(31)%
% of net sales	9.2%	12.9%

Net sales in the Refractories segment decreased 3% to $77.5 million from $79.6 million in the prior year driven by lower Refractory sales in Europe, partially offset by higher sales of Metallurgical Products.  Sales of refractory products and systems to steel and other industrial applications decreased to $61.0 million. Sales of metallurgical products increased 28% to $16.5 million.

Income from operations was $7.1 million and  9.2% of sales as compared with $10.3 and 12.9% of sales in the prior year.  Included in income from operations for the six month period ended June 30, 2019 were $0.8 million of restructuring costs and a $2.5 million bad debt reserve relating to a customer bankruptcy.

	Three Months Ended
Energy Services Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)

Net Sales	$25.8	$19.7	31%

Income from operations	$0.9	$0.7	29%
% of net sales	3.5%	3.6%

Net sales in the Energy Services segment increased 31% to $25.8 million from $19.7 million in the prior year, primarily driven by higher well testing and filtration activity in the Gulf of Mexico.

Operating income was $0.9 million as compared with $0.7 million in the prior year. Included in income from operations for the three month period ended June 30, 2019 were $1.8 million of restructuring and impairment costs.

Six months ended June 30, 2019 as compared with six months ended July 1, 2018

Consolidated Income Statement Review

	Six Months Ended
(millions of dollars)	June 30, 2019	July 1, 2018	% Growth

Net sales	$901.5	$896.0	1%
Cost of sales	679.8	666.6	2%
Production margin	221.7	229.4	(3)%
Production margin %	24.6%	25.6%

Marketing and administrative expenses	91.3	89.7	2%
Research and development expenses	9.7	12.5	(22)%
Acquisition related transaction and integration costs	—	1.4	(100)%
Restructuring and other items, net	13.2	0.4	*

Income from operations	107.5	125.4	(14)%
Operating margin %	11.9%	14.0%

Interest expense, net	(22.3)	(22.2)	—
Other non-operating income (deductions), net	(3.8)	0.4	*
Total non-operating deductions, net	(26.1)	(21.8)	20%

Income from operations before tax and equity in earnings	81.4	103.6	(21)%
Provision for taxes on income	14.4	19.6	(27)%
Effective tax rate	17.7%	18.9%

Equity in earnings of affiliates, net of tax	0.6	2.3	(74)%

Net income	67.6	86.3	(22)%

Net income attributable to non-controlling interests	1.9	2.3	(17)%
Net income attributable to Minerals Technologies Inc.	$65.7	$84.0	(22)%
*	Not meaningful

Net Sales

	Six Months Ended June 30, 2019			Six Months Ended July 1, 2018
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$485.0	53.8%	1%	$481.3	53.7%
International	416.5	46.2%	—	414.7	46.3%
Total sales	$901.5	100.0%	1%	$896.0	100.0%

Performance Materials Segment	$414.6	46.0%	3%	$401.8	44.8%
Specialty Minerals Segment	289.5	32.1%	(4)%	300.5	33.5%
Refractories Segment	151.3	16.8%	(2)%	154.9	17.3%
Energy Services Segment	46.1	5.1%	19%	38.8	4.3%
Total sales	$901.5	100.0%	1%	$896.0	100.0%

Total sales increased $5.5 million or 1% from the previous year to $901.5 million.  Foreign exchange had an unfavorable impact on sales of approximately $25.8 million or 3%.

Net sales in the United States increased 1% to $485.0 million from $481.3 million in the prior year. International sales increased to $416.5 million from $414.7 million in the prior year, primarily related to the Sivomatic acquisition.

Operating Costs and Expenses

Cost of sales was $679.8 million, an increase of 2% from the prior year and was 75.4% of sales as compared with 74.4% in the prior year. The decrease in gross margin percentage was primarily attributable to higher raw material, logistics and energy costs across all segments.

Marketing and administrative costs were $91.3 million and 10.1% of sales compared to $89.7 million and 10.0% of sales in the prior year.  Included in marketing and administrative costs for the six months ended June 30, 2019 was bad debt expense of $2.5 million relating to a refractories customer bankruptcy in the U.K.

Research and development expenses were $9.7 million and represented 1.1% of sales for the six months ended June 30, 2019 as compared with $12.5 million and 1.4% of sales in the prior year.

The Company recorded a $13.2 million charge for the impairment of assets and other restructuring costs during the six months ended June 30, 2019 due to the current demand environment and to improve profitability.  The Company recorded a $0.4 million charge for restructuring costs and $1.4 million for acquisition related transaction and integration costs during the six months ended July 1, 2018.

Income from Operations

The Company recorded income from operations of $107.5 million as compared to $125.4 million in the prior year. Operating income was 11.9% of sales in the first six months of 2019 as compared with 14.0% in the prior year.  Operating income during the six months ended June 30, 2019 includes a $13.2 million charge for impairment of assets and severance-related costs.  Operating income during the six months ended July 1, 2018 includes $0.4 million of restructuring costs and $1.4 million of acquisition related integration costs.

Other Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $26.1 million for the six months ended June 30, 2019 as compared with $21.8 million in the prior year. The $26.1 million in the current year is comprised primarily of $22.3 million of net interest expense. The $21.8 million recorded in the prior year included $22.2 million of net interest expense.

Provision for Taxes on Income

Provision for taxes was $14.4 million as compared to $19.6 million in the prior year. The effective tax rate was 17.7% as compared to 18.9% in the prior year. The lower effective tax rate was primarily due to discrete items related to restructuring charges and the expiration of the tax statute of limitations resulting from the completion of a tax audit.

Consolidated Net Income

Consolidated net income was $65.7 million during the six months ended June 30, 2019 as compared with $84.0 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Six Months Ended
Performance Materials Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Metalcasting	$149.0	$168.0	(11)%
Household, Personal Care & Specialty Products	143.9	107.3	34%
Environmental Products	44.9	37.9	18%
Building Materials	34.4	36.9	(7)%
Basic Minerals	42.4	51.7	(18)%
Total net sales	$414.6	$401.8	3%

Income from operations	$47.0	$55.8
% of net sales	11.3%	13.9%

Net sales in the Performance Materials segment increased 3% to $414.6 million from $401.8 million in the prior year. Sales in Metalcasting decreased 11% to $149.0 million due to weaker demand in U.S. automotive, heavy truck and agricultural equipment as well as in China.  Household, Personal Care & Specialty Products increased 34%, primarily driven by higher pet care revenue, including $33.7 million from the acquisition of Sivomatic.  Environmental Products sales rose 18% due to a large international project. These sales increases were partially offset by 7% lower sales in Building Materials, primarily due to the difference in the magnitude of waterproofing projects compared to the prior year, and a 18% reduction in Basic Minerals sales due to the Company's exit from the  bulk chromite business in the first quarter of 2018.

Income from operations was $47.0 million and 11.3% of sales as compared to $55.8 million and 13.9% of sales in the prior year.  Included in income from operations for the six month period ended June 30, 2019 were $7.0 million of restructuring and impairment costs. While pricing actions more than offset higher raw material costs, operating income and margins were affected by the lower Metalcasting sales and the rail infrastructure issues impacting the Company’s operations in the Western United States.

	Six Months Ended
Specialty Minerals Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$181.7	$191.5	(5)%
Specialty PCC	35.4	34.3	3%
PCC Products	$217.1	$225.8	(4)%

Ground Calcium Carbonate	$47.1	$47.7	(1)%
Talc	25.3	27.0	(6)%
Processed Minerals Products	$72.4	$74.7	(3)%

Total net sales	$289.5	$300.5	(4)%

Income from operations	$42.0	$49.2	(15)%
% of net sales	14.5%	16.4%

Worldwide sales in the Specialty Minerals segment were $289.5 million as compared with $300.5 million in the prior year, a decrease of 4%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 4% to $217.1 million from $225.8 million in the prior year.  Paper PCC sales decreased 5% to $181.7 million from $191.5 million in the prior year.

Net sales of Processed Minerals products decreased 3% to $72.4 million from $74.7 million in the prior year. Ground Calcium Carbonate sales decreased 1% primarily due to lower volumes in the construction market.

Income from operations was $42.0 million and 14.5% of net sales as compared to $49.2 million and 16.4% of sales in the prior year.  Included in income from operations for the six month period ended June 30, 2019 were $2.5 million of restructuring and impairment costs.

	Six Months Ended
Refractories Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$123.0	$129.0	(5)%
Metallurgical Products	28.3	25.9	9%
Total net sales	$151.3	$154.9	(2)%

Income from operations	$19.2	$23.1	(17)%
% of net sales	12.7%	14.9%

Net sales in the Refractories segment decreased 2% to $151.3 million from $154.9 million in the prior year. Sales of refractory products and systems to steel and other industrial applications decreased 5% to $123.0 million from $129.0 million in the prior year due to lower volumes. This was partially offset by higher sales in the Metallurgical Products product line, which increased 9% to $28.3 million.

Income from operations was $19.2 million and 12.7% of sales as compared with $23.1 million and 14.9% of sales. Included in income from operations for the six month period ended June 30, 2019 were $0.8 million of restructuring costs and a $2.5 million bad debt reserve relating to a customer bankruptcy.

	Six Months Ended
Energy Services Segment	June 30, 2019	July 1, 2018	% Growth
	(millions of dollars)

Net Sales	$46.1	$38.8	19%

Income from operations	$3.3	$2.2	50%
% of net sales	7.2%	5.7%

Net sales in the Energy Services segment increased 19% to $46.1 million from $38.8 million in the prior year, primarily driven by higher filtration activity in the North Sea and the Gulf of Mexico.

Income from operations during the six months ended June 30, 2019 was $3.3 million and represented 7.2% of sales.  Included in income from operations for the six month period ended June 30, 2019 were $1.8 million of restructuring and impairment costs. Income from operations was $2.2 million and 5.7% of sales during the six months ended July 1, 2018, which included $0.4 million of restructuring costs.

Liquidity and Capital Resources

Cash provided from operations during the six months ended June 30, 2019, was approximately $98 million. Cash flows provided from operations during the first half of 2019 were principally used to repay debt, fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2019 - $1.6 million; 2020 - $2.2 million; 2021 - $232.3 million; 2022 - $0.2 million; 2023 - $0.0 million; thereafter - $658.0 million.

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

During the first half of 2019, the Company repaid $35.0 million on its Term Facility.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter periods preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility.  As of June 30, 2019, there were $100 million in outstanding loans and $10.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  In the first half of 2019, the Company repaid $(1.3) million on these loans.

The Company has a committed loan facility in Japan. As of June 30, 2019, $4.9 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $(0.3) million on this facility during the first half of 2019.

As of June 30, 2019, the Company had $43.5 million in uncommitted short-term bank credit lines, of which approximately $4.2 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2019 should be between $70 million and $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021. As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at June 30, 2019 was an asset of $0.9 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at June 30, 2019 was an asset of $0.4 million.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017. As of June 30, 2019, 513,323 shares were repurchased under this program for $31.7 million, or an average price of approximately $61.74 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended June 30, 2019, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company’s contractual obligations, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Condensed Consolidated Balance Sheets as of June 30, 2019.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at June 30, 2019 was an asset of $0.9 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at June 30, 2019 was an asset of $0.4 million.

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

During 2018, we closed on the acquisition of Sivomatic and we excluded Sivomatic from the scope of management's report on internal control over financial reporting for the year ended December 31, 2018.  The process of integrating Sivomatic to our overall internal control over financial reporting has been completed and we will include them in scope for the year ending December 31, 2019.

There were no other changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. The Company currently has three pending silica cases and 71 pending asbestos cases. To date, 1,493 silica cases and 59 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL. Thirteen and twenty new asbestos cases were filed during the three month and six month period ended June 30,  2019, respectively,  and 16 additional asbestos cases were filed subsequent to the end of the second quarter. Two asbestos cases were dismissed during the first half of 2019, and no silica cases were dismissed during the period. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries. At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

 The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering. Of the 71 pending asbestos cases, 45 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering. In 20 of the 22 remaining non-AMCOL cases, the plaintiffs have not alleged dates of exposure and are yet to be determined through discovery or pleadings, and in the remaining two non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992. The remaining five cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 30, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 30, 2019.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

April 1 - April 28	—	—	333,184	$128,306,742
April 29 - May 26	—	—	333,184	$128,306,742
May 27 - June 30	180,139	$55.50	513,323	$118,309,499
Total	180,139	$55.50

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017. As of June 30, 2019, 513,323 shares were repurchased under this program for $31.7 million, or an average price of approximately $61.74 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

	By:	/s/ Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Officer

August 2, 2019