Form 10-K
period 2019-12-31
MINERALS TECHNOLOGIES INC
filed 2020-02-14
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

MINERALS TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1190717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

622 Third Avenue, 38th Floor New York, New York	10017-6707
(Address of principal executive office)	(Zip Code)

(212) 878-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	MTX	New York Stock Exchange

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
Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price at which the stock was sold as of June 28, 2019, was approximately $1.6 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2020, the Registrant had outstanding 34,473,835 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2019 FORM 10-K ANNUAL REPORT

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

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2019	2018	2017
Percentage of Net Sales
Performance Materials	46%	46%	44%
Specialty Minerals	32%	33%	35%
Refractories	17%	17%	17%
Energy Services	5%	4%	4%
Total	100%	100%	100%

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

On a regular basis, the Company reviews its product line groupings to generate greater alignment within each product line.  Accordingly, in the third quarter of 2019, the Company combined its Basic Minerals product line within its Household, Personal Care & Specialty Products product line.  As a result, the Performance Materials segment has four product lines – metalcasting; household, personal care and specialty products; environmental products and building materials.

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

The Company is the exclusive distributor of certain specialty sand chromite products supplied by the Glencore-Merafe joint venture in select territories, including the Americas.  This product line was originally sold into the U.S. by the American Colloid Company (ACC) and over the past 90 years has grown in its use throughout the world including China, Thailand, Korea, Australia and Southeast Asia.  Over the past three years, the Company has focused on further investment in China and India.

The Company’s metalcasting product line net sales were $291.2 million in 2019, $328.9 million in 2018 and $294.3 million in 2017.

Household, Personal Care & Specialty Products – Products and Markets

The household, personal care & specialty products product line contains pet litter, fabric care, health and beauty, basic minerals and agricultural specialty products.

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

Basic minerals contains the sale of bentonite and leonardite to a variety of end markets and industrial applications, including Drilling Fluid Additives, Drilling Products and Other Industrial Products.

Drilling Fluid Additives are used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is the trade name PREMIUM GEL®.

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

The Company produces other industrial products utilizing bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. The Company also supplies bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore.

This product line also includes sales from our internal transportation and logistics group.

The Company’s household, personal care & specialty products product line net sales were $376.6 million in 2019, $348.5 million in 2018 and $294.6 million in 2017.

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

The Company’s environmental product line net sales were $86.6 million in 2019, $80.3 million in 2018 and $67.7 million in 2017.

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

The Company’s building materials product line net sales were $68.9 million in 2019, $70.4 million in 2018 and $78.2 million in 2017.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $434.0 million, $445.4 million and $443.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products – Paper

In the paper industry, the Company's PCC is used:

●	as a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

●	as a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

●	as a coating pigment for both wood-free and groundwood papers.

The Company's Paper PCC product line net sales were $364.9 million, $378.5 million and $377.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Approximately 20% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2019, see Item 2, "Properties," below.

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

PCC Markets – Paper

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2019, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 15 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 36 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.  In addition, there are 2 plants currently under construction that will begin production in 2020.

Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 16% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC at 5 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

Coated Paper. The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our Opacarb® product line is designed to create value to the papermaker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 7 of the Company's PCC plants worldwide.

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $69.1 million, $66.9 million and $66.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals – Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $140.4 million, $143.9 million and $141.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $91.3 million, $91.0 million and $87.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Net sales of talc products were $49.1 million, $52.9 million and $53.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Refractories Segment

Refractory – Products and Markets

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $298.1 million, $311.9 million and $279.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $244.8 million, $261.1 million and $226.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's proprietary application systems, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as, in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers. The Company also pursues cost-per-ton refractory contracts, where, together with other refractory companies, the Company is responsible for coordinating refractory maintenance of the steel furnaces and other steel production vessels. These opportunities provide longer-term stability and a closer working relationship with the customer.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $53.3 million, $50.8 million and $52.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company manufactures calcium metal at its Canaan, Connecticut, facility and purchases calcium in international markets. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire and is also sold for use in the manufacture of batteries and magnets. We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment, including SURECAL®, for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

Energy Services Segment

The Energy Services segment provides services to improve the production, cost, compliance, and environmental impact of activities performed in the oil and gas industry. The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. The Company provides services for off-shore filtration and well testing to the worldwide oil and gas industry. Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, Mexico, Indonesia, Saudi Arabia, the United Kingdom, and the U.S., in the Gulf of Mexico. Energy Services segment’s net sales were $95.2 million, $78.3 million and $76.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In the Refractories segment, the Company's technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers' furnaces and other vessels.

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

Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. We also depend on having an adequate supply of bentonite and leonardite for our Performance Materials segment and limestone and talc for our Processed Minerals product line. Supplies of bentonite, leonardite, limestone and talc are provided through the Company’s own mining operations and we depend on having adequate access to ore reserves of appropriate quality at such mining operations.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 41% percent of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, our Performance Materials segment’s principal raw materials are coal, soda ash, chromite, and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials segment. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India, and Mexico. Assuming the continuation of 2019 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 46 years. Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 32 years. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

For our Performance Materials segment, we also mine leonardite, a form of oxidized lignite, in North Dakota, and transport it to nearby processing facilities. Assuming the continuation of 2019 annualized usage rates, the Company has reserves of commercially usable leonardite for more than 30 years.

The Processed Minerals product line of our Specialty Minerals segment is supported by the Company's limestone reserves located in the western and eastern parts of the United States, and talc reserves located in Montana. The Company generally owns and surface mines these reserves and processes its products at nearby processing plants. The Company estimates these reserves, at current usage levels, to be in excess of 36 years at its limestone production facilities and in excess of 15 years at its talc production facility.

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

For the years ended December 31, 2019, 2018 and 2017, the Company spent approximately $20.3 million, $22.7 million and $23.7 million, respectively, on research and development. The Company's research and development spending for 2019, 2018 and 2017 was approximately 1.1%, 1.3% and 1.4% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Houston, Texas; and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey. Approximately 190 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 367 patents and approximately 1,713 trademarks related to its business.  Our patents expire between 2020 and 2036.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Employees

At December 31, 2019, the Company employed 3,628 persons, of whom 1,950 were employed outside of the United States.

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

Our Refractories segment primarily serves the steel industry.  European steel production continues to be affected by global volatility and overcapacity in the market. United States steel tariffs have stabilized current production in the United States, however, the tariffs are subject to change.

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

At December 31, 2019, the Company had outstanding borrowings of $800 million pursuant to our senior secured credit facility. This financing will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. To the extent borrowings under our secured facility extend beyond 2021, the interest rates for these obligations might be subject to change based on the United Kingdom's Financial Conduct Authority's intention to phase out LIBOR by the end of 2021. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

Our senior secured credit facility contains various covenants that limit our ability to take certain actions and our revolving credit facility, if used, also requires us to meet financial maintenance tests, failure to comply with which could have a material adverse effect on us.

The agreement governing our senior secured credit facility contains a number of significant covenants that, among other things, limit our ability to: incur additional debt or liens, consolidate or merge with any other entity, alter the business we conduct, make investments, use the proceeds of asset sales or sale/leaseback transactions, enter into hedging arrangements, pay dividends or make certain other restricted payments, create dividend or other payment restrictions with respect to subsidiaries, and enter into transactions with affiliates. In addition, our revolving credit facility, if used, requires us to comply with specific financial ratios, including a maximum net leverage ratio, under which we are required to achieve specific financial results. Commencing with the second quarter of 2018, we had borrowings under our revolving credit facility, and are therefore required to comply with such financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the agreements. In the event of any default, our lenders could elect to declare all amounts borrowed under the agreements, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants.

The Company’s sales of PCC could be adversely affected by our failure to renew or extend long term sales contracts for our satellite operations.

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $364.9 million in 2019, or approximately 20% of the Company’s net sales. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

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

The Company is also subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities and changes in tax treaties, laws and regulations.

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

The Company’s ability to compete is dependent upon its ability to defend its intellectual property against inappropriate disclosure, theft and infringement.

The Company's ability to compete is based in part upon proprietary knowledge, both patented and unpatented. The Company's ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure and theft, as well as against infringement. In addition, development by the Company's competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company's financial condition or results of operations.

The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally. Approximately 46% of our sales in 2019 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Russia, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa. The UK’s decision to exit the European Union (referred to as Brexit) has caused additional volatility in the markets and currency exchange rates. Market conditions and exchange rates could continue to be volatile in the near term as this decision is implemented. As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, and other catastrophic events in such countries.  Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 41% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

The Company is dependent on the continued operation of its production facilities. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, the occurrence of a contagious disease or illness, such as the novel coronavirus, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

Operating results for some of our segments are seasonal.

Our Energy Services Segment and certain product lines within our Performance Materials segment are affected by seasonal weather patterns. A majority of our Energy Services revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th. Actual or threatened hurricanes can result in volatile demand for services provided by our Energy Services segment. Our Environmental Products and Building Materials product lines within our Performance Materials segment are affected by weather patterns which determine the feasibility of construction activities. Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities. Our Processed Minerals product line is subject to similar seasonal patterns.

Our operations are subject to cyber-attacks that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition.

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our manufacturing operations and in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees, and other third parties, and may result in claims against us. In addition, these risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting and specialty products	Performance Materials
Arizona, Pima County	Plant; Mine (1)	Limestone	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Performance Materials
Illinois, Belvidere	Plant	Metalcasting products	Performance Materials
Illinois, Hoffman Estates	Research Laboratories; Administrative office (2)	All Company Products	All Segments
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Indiana, Troy	Plant	Metalcasting products	Performance Materials
Iowa, Shell Rock	Plant	Metalcasting products	Performance Materials
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Lafayette	Plant	Personal Care Products	Performance Materials
Louisiana, New Iberia	Operations base (2)	Filtration and Well testing services	Energy Services
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Michigan, Albion	Plant	Metalcasting products	Performance Materials
Mississippi, Aberdeen	Plant	Performance additive products	Performance Materials
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials
New York, New York	Headquarters (2)	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting and specialty products	Performance Materials
Ohio, Archbold	Plant	Metalcasting products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Pennsylvania, York	Plant	Metalcasting and pet care products	Performance Materials
Tennessee, Chattanooga	Plant	Metalcasting products	Performance Materials
Texas, Bay City	Plant	Talc	Specialty Minerals
Texas, Houston	Research Laboratories (2)	Filtration and well testing services	Energy Services
Texas, Houston	Administrative Office (2)	Filtration and well testing services	Energy Services
Wisconsin, Neenah	Plant	Metalcasting products	Performance Materials
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Specialty and pet care products; Environmental and building materials products	Performance Materials

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	Metalcasting, specialty and pet care products	Performance Materials
Australia, Carlingford	Sales Office (2)	Monolithic Refractories	Refractories
Australia, Gurulmundi	Plant; Mine	Metalcasting, specialty and pet care products	Performance Materials
Australia, Perth	Operations base (2)	Filtration services	Energy Services
Austria, Rottersdorf	Plant	Pet care products	Performance Materials
Belgium, Brussels	Administrative Office	Monolithic Refractories	Refractories
Brazil, Macae	Operations base (2)	Filtration services	Energy Services
Brazil, Sao Jose dos Campos	Sales Office (2)/Administrative Office	PCC	Specialty Minerals
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Beijing	Sales Office/Administrative Office	Metalcasting, specialty, fabric care and pet care products	Performance Materials
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Performance Materials
China, Suzhou	Plant/Sales Office/Research Laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research Laboratories	Metalcasting and fabric care products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research Laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
India, Chennai	Plant	Metalcasting products	Performance Materials
India, Mumbai	Sales Office (2)/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Indonesia, Jakarta	Operations base (2)	Filtration services	Energy Services
Ireland, Cork	Plant; Administrative Office (2)/ Research Laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales/Administrative Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Performance Materials
Malaysia, Kemaman	Operations base (2)	Filtration and well testing services	Energy Services
Netherlands, Hengelo	Plant/Administrative Office	Metallurgical Wire	Refractories

Netherlands, Moerdjik	Plant/Administrative Office	Pet Care Products	Performance Materials
Nigeria, Port Harcourt	Operations base (2)	Well Testing services	Energy Services
Poland, Szczytno	Plant	Environmental products	Performance Materials
Scotland, Aberdeen	Operations base (2)	Filtration services	Energy Services
South Africa, Johannesburg	Sales Office/Administrative Office (2)	Monolithic Refractories	Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Santander	Administrative Office	Monolithic Refractories	Refractories

Location	Facility	Product Line	Segment
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
Turkey, Ordu	Plant; Mine	Pet Care Products	Performance Materials
Turkey, Usak	Plant; Mine	Specialty material products	Performance Materials
United Kingdom, Birkenhead	Research Laboratories (2)	Environmental products	Performance Materials
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant/Research Laboratories	Fabric care and other products	Performance Materials

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2021.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or, under construction, within the Specialty Minerals segment, as of December 31, 2019. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Jackson	PCA Corporation
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Maine, Jay	Verso Paper Holdings LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	PCA Corporation
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co./Pixelle Specialty Solutions
South Carolina, Eastover	International Paper Company
Washington, Longview	North Pacific Paper Corporation
Wisconsin, Superior	Verso Paper Holdings LLC
Wisconsin, Wisconsin Rapids	New Page Corporation

Location	Principal Customer
International
Brazil, Guaiba	CMPC - Celulose Rio Grandense
Brazil, Jacarei	Munksjo Brasil Ind e Com de Papeis Especiais Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Les Entreprises Rolland Inc
Canada, Windsor, Quebec	Domtar Inc.
China, Changshu	UPM Changshu
China, Dagang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou (1)	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Shandong	Shandong Sun Paper Industry Joint Stock Company Ltd
China, Shouguang (2)	Shandong Meilun Paper Corporation
China, Yanzhou	Yanzhou Tianzhang Paper Industry Co., LTD
Finland, Äänekoski	Metsa Board Corporation
Finland, Tervakoski	Delfort
France, Alizay	Double A Paper Company Ltd.
France, Quimperle	PDM Industries
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah (1)	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur (1)	Ballarpur Industries Ltd.
India, Kala Amb (2)	Ruchira Papers Limited
India, Lalkuan(2)	Century Papers Ltd.
India, Saila Khurd	Kuantum Papers Ltd.
India, Rayagada (1)	JK Paper
Indonesia, Perawang (1)	PT Indah Kiat Pulp and Paper Corporation
Indonesia, Perawang 2 (2)	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi (1)	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz (1)	Navigator Paper Figueira, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank (1)	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom (1)	Double A Paper Company Ltd.
Thailand, Tha Toom 2 (1)	Double A Paper Company Ltd.

(1)	These plants are owned through joint ventures.
(2)   These plants are under construction.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of proven and probable reserves such quarry or mine holds, based on the most recent mine plan, its usage rate in 2019, and a conversion factor for the conversion of in-situ materials to saleable products, by major mineral category.

						Mining Claims
	2019 Tons Usage (000s)	Total Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves** (000s)	Conversion Factor	Owned	Unpatented *	Leased
Limestone
Adams, MA	718	22,310	22,310	—	80%	22,310	—	—
Canaan, CT	612	22,245	22,245	—	90%	22,245	—	—
Lucerne Valley, CA	1,043	39,719	39,719	—	95%	39,719	—	—
Pima County, AZ	170	7,699	7,699	—	90%	7,699	—	—
Total Limestone	2,543	91,973	91,973	—		91,973	—	—
			100%	0%		100%	0%	0%
Talc
Dillon, MT	167	2,574	2,574	—	85%	2,574	—	—
			100%	0%		100%	0%	0%
Sodium Bentonite
Australia	97	1,073	1,073	—	80%			1,073
Belle/Colony, WY/SD	1,458	63,610	63,610	—	77%	3,591	12,141	47,878
Lovell, WY	647	36,148	36,148	—	86%	16,786	15,593	3,769
Other SD, WY, MT		72,831	—	72,831	79%	54,815	15,048	2,968
Total Sodium Bentonite	2,202	173,662	100,831	72,831		75,192	42,782	55,688
			58%	42%		43%	25%	32%
Calcium Bentonite
Chao Yang, Liaoning, China	27	1,623	1,623	—	78%			1,623
Nevada	1	1,559	1,059	500	76%	1,015	44	500
Sandy Ridge, AL	76	6,450	6,450	—	75%	1,839		4,611
Turkey, Enez//Usak	220	3,396	3,396	—	77%			3,396
Turkey, Unye	215	4,535	4,535	—	80%			4,535
Total Calcium Bentonite	539	17,563	17,063	500		2,854	44	14,665
			97%	3%		16%	0%	84%
Leonardite
Gascoyne, ND	44	2,408	2,408	—	72%	—	2,019	389
			100%	0%			84%	16%
Chromite
South Africa	—	3,494	3,494	—	75%	—	—	3,494
			100%	0%		0%	0%	100%
Other
Nevada**	—	2,997	0%	2,997	80%		2,997	—
			—	100%		0%	100%	0%

GRAND TOTALS	5,495	294,671	218,343	76,328		172,593	47,842	74,236
			74%	26%		59%	16%	25%

*	Quantity of reserves that would be owned if patent was granted.
**	Unassigned reserves are reserves which we expect will require additional expenditures for processing facilities.

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

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. As of the close of 2019, the Company had three pending silica cases and one hundred nineteen pending asbestos cases.  In total, 1,493 silica cases and 64 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Ninety six new asbestos cases were filed in 2019.  Seven asbestos cases were dismissed during 2019 and no silica cases were dismissed during 2019.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 119 pending asbestos cases, 49 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  Sixty two of the sixty six remaining non-AMCOL cases are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the 4 remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining 4 cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers, which demands damages (including fees, interest, and punitive damages) for the alleged destruction of Novinda’s business. The Company has meritorious defenses for this matter.  We are awaiting the outcome of the arbitration, which occurred in the fourth quarter of 2019.  The Company is not able to reasonably estimate the amount, if any, of reasonably possible loss from this matter and has not recorded a loss contingency liability. We do not expect the outcome of this matter to have a material adverse effect on our financial position although, if determined adversely, it could materially impact results of operations in the period recorded. There can be no assurance as to the ultimate outcome of this matter.  The Company has recorded litigation expenses of $10.9 million related to this matter as of December 31, 2019.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2019.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

Information About Our Executive Officers

Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.

Name	Age	Position
Douglas T. Dietrich	50	Chief Executive Officer
Brett Argirakis	55	Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain
Michael A. Cipolla	62	Vice President, Corporate Controller and Chief Accounting Officer
Matthew E. Garth	45	Senior Vice President, Finance and Treasury, Chief Financial Officer
Jonathan J. Hastings	57	Group President, Performance Materials
Andrew M. Jones	61	Vice President and Managing Director, Energy Services
Douglas W. Mayger	62	Senior Vice President and Head of Global Operations, Performance Materials
Thomas J. Meek	62	Senior Vice President, General Counsel, Human Resources, Secretary and Chief
		Compliance Officer
D.J. Monagle, III	57	Group President, Specialty Minerals and Refractories

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

Brett Argirakis was elected Vice President and Managing Director, Minteq International in January 2016.  In October 2019, he was given the additional responsibility for MTI Global Supply Chain.  Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility. Prior to his current position, he was Global Vice President & General Manager, Refractories effective August 2009.  Prior to that, he served as Director, Marketing, Minteq Europe and as Director of Sales and Field Operations for Minteq U.S.

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

Douglas W. Mayger was elected Senior Vice President and Head of Global Operations, Performance Materials in October 2019.  Prior to that, he was Senior Vice President and Director – MTI Supply Chain effective November 2015.  Prior to that, he was Senior Vice President, Performance Minerals and Supply Chain effective June 2011.  Prior to that, he was Vice President and Managing Director, Performance Minerals, effective October 2008. He joined the Company as plant manager in Lucerne Valley in 2002, and subsequently was Business Manager – Western Region and General Manager – Carbonates West, Performance Minerals. Before joining the Company, he served as Vice President of Operations for Aggregate Industries.

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

Holders

On February 5, 2020 there were approximately 170 holders of record of the common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
September 30 - October 27	—	$—	-	$75,000,000
October 28 - November 24	92,883	$54.10	92,883	$69,974,900
November 25 - December 31	267,490	$55.96	360,373	$55,005,426
Total	360,373	$55.48

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017.  This program is now completed.  Over this program's two-year period, 734,591 shares were repurchased under this program for $42.7 million, or an average price of approximately $58.11 per share.

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2019, 360,373 shares have been repurchased under this program for $20.0 million, or an average price of approximately $55.48 per share.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2014 to 12/31/2019.

	2014	2015	2016	2017	2018	2019
Minerals Technologies Inc.	$100.00	$66.25	$111.97	$100.07	$74.85	$84.34
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
Dow Jones US Industrials	100.00	98.31	117.51	146.34	129.87	172.48
Dow Jones US Basic Materials	100.00	87.57	105.32	131.75	110.44	132.26
S&P MidCap 400 Materials Sector	100.00	84.52	117.94	142.17	113.49	137.63

Item 6.  Selected Financial Data

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017	2016	2015
Net sales	$1,791.0	$1,807.6	$1,675.7	$1,638.0	$1,797.6
Cost of sales	1,350.4	1,346.2	1,208.5	1,177.6	1,326.6

Production margin	440.6	461.4	467.2	460.4	471.0

Marketing and administrative expenses	187.5	178.6	180.7	176.4	184.4
Research and development expenses	20.3	22.7	23.7	23.8	23.6
Acquisition-related transaction and integration costs	—	1.7	3.4	8.0	11.8
Litigation expenses	10.9	—	—	—	—
Restructuring and other items, net	13.2	2.5	15.0	28.3	45.2

Income from operations	208.7	255.9	244.4	223.9	206.0

Interest expense, net	(43.2)	(45.9)	(43.4)	(54.4)	(60.9)
Debt modification costs and fees	—	—	(3.9)	—	(4.5)
Non-cash pension settlement charge	—	(4.4)	—	—	—
Other non-operating income (deductions), net	(8.2)	(1.5)	(6.2)	0.8	(8.0)
Total non-operating deductions, net	(51.4)	(51.8)	(53.5)	(53.6)	(73.4)

Income from operations before tax and equity in earnings	157.3	204.1	190.9	170.3	132.6
Provision (benefit) for taxes on income*	22.8	34.4	(6.6)	35.3	22.8
Equity in earnings of affiliates, net of tax	1.9	3.5	1.5	2.1	1.8

Consolidated net income	136.4	173.2	199.0	137.1	111.6
Less:
Net income attributable to non-controlling interests	3.7	4.2	3.9	3.7	3.7
Net income attributable to Minerals Technologies Inc. (MTI)	$132.7	$169.0	$195.1	$133.4	$107.9

Earnings per share attributable to MTI:

Basic:
Income from continuing operations	$3.79	$4.79	$5.54	$3.82	$3.11
Income from discontinued operations	—	—	—	—	—
Basic earnings per share	$3.79	$4.79	$5.54	$3.82	$3.11

Diluted:
Income from continuing operations	$3.78	$4.75	$5.48	$3.79	$3.08
Income from discontinued operations	—	—	—	—	—
Diluted earnings per share	$3.78	$4.75	$5.48	$3.79	$3.08

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	35.0	35.3	35.2	34.9	34.7
Diluted	35.1	35.6	35.6	35.2	35.0

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

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Working capital	$520.7	$494.4	$542.2	$455.6	$485.0
Total assets	3,112.6	3,087.1	2,970.4	2,863.4	2,980.0
Long-term debt, net of unamortized discount and deferred financing costs	824.3	907.8	959.8	1,069.9	1,255.3
Total debt	927.6	1,016.3	969.9	1,082.8	1,264.9
Total shareholders' equity	1,434.6	1,385.3	1,279.1	1,030.9	937.7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to the Company’s objectives, plans or goals, future actions, future performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as “outlook,” “forecast,” “believes,” “expects,” “plans,” “intends,” “anticipates,” and other words and phrases of similar meaning.

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

Executive Summary

Worldwide sales decreased 1% in 2019 to $1.791 billion as compared with $1.808 billion in 2018.  Foreign exchange had an unfavorable impact on sales of $32.8 million or 2%.  Consolidated income from operations was $208.7 million as compared with $255.9 million in the prior year.  Included in income from operations for 2019 were restructuring and other items of $13.2 million and a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.  Included in income from operations in 2018 were restructuring and other costs of $2.5 million and acquisition-related transaction and integration costs of $1.7 million.  Net income was $132.7 million in 2019 , as compared to $169.0 million in the prior year.  The Company reported diluted earnings of $3.78 per share in 2019 as compared with $4.75 per share in the prior year.

In 2019, the Company continued to execute on its growth strategies of geographic expansion and new product innovation. The Company delivered sales growth across several product lines and geographies, increased volumes through capacity expansions and a new PCC satellite facility, and capitalized on customer demand for our latest innovative products.  Our 2019 results reflect operational and strategic execution while experiencing weaker market conditions in several of the markets we serve.

Long term debt as of December 31, 2019 was $824.3 million.  During 2019, we repaid $88 million of our long-term debt. Since the acquisition of AMCOL in 2014, we repaid approximately $732 million of our Term Loan debt.  Additionally, in 2019, we repurchased $41 million of treasury shares.  Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $243.2 million as of December 31, 2019.  Cash flow from operations for 2019 was $238.3 million.  Our intention is to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

Outlook

Looking forward, we remain cautious about the state of the global economy and the impact it will have on our product lines.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2020 from its existing businesses, as follows:

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

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net sales	$1,791.0	$1,807.6	$1,675.7	(0.9)%	7.9%
Cost of sales	1,350.4	1,346.2	1,208.5	0.3%	11.4%
Production margin	440.6	461.4	467.2	(4.5)%	(1.2)%
Production margin %	24.6%	25.5%	27.9%

Marketing and administrative expenses	187.5	178.6	180.7	5.0%	(1.2)%
Research and development expenses	20.3	22.7	23.7	(10.6)%	(4.2)%
Acquisition-related transaction and integration costs	—	1.7	3.4	*	(50.0)%
Litigation expenses	10.9	-	-	*	*
Restructuring and other items, net	13.2	2.5	15.0	*	(83.3)%

Income from operations	208.7	255.9	244.4	(18.4)%	4.7%
Operating margin %	11.7%	14.2%	14.6%

Interest expense, net	(43.2)	(45.9)	(43.4)	(5.9)%	5.8%
Debt modification costs and fees	-	-	(3.9)	*	*
Non-cash pension settlement charge	-	(4.4)	-	*	*
Other non-operating deductions, net	(8.2)	(1.5)	(6.2)	*	(75.8)%
Total non-operating deductions, net	(51.4)	(51.8)	(53.5)	(0.8)%	(3.2)%

Income from operations before tax and equity in earnings	157.3	204.1	190.9	(22.9)%	6.9%
Provision (benefit) for taxes on income	22.8	34.4	(6.6)	(33.7)%	*
Effective tax rate	14.5%	16.9%	(3.5)%

Equity in earnings of affiliates, net of tax	1.9	3.5	1.5	(45.7)%	133.3%

Consolidated net income	136.4	173.2	199.0	(21.2)%	(13.0)%
Less: Net income attributable to non-controlling interests	3.7	4.2	3.9	(11.9)%	7.7%
Net income attributable to Minerals Technologies Inc. (MTI)	$132.7	$169.0	$195.1	(21.5)%	(13.4)%

*	Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
U.S.	$962.4	$961.6	$939.3	0.1%	2.4%
International	828.6	846.0	736.4	(2.1)%	14.9%
Total sales	$1,791.0	$1,807.6	$1,675.7	(0.9)%	7.9%

Performance Materials Segment	$823.3	$828.1	$734.8	(0.6)%	12.7%
Specialty Minerals Segment	574.4	589.3	584.8	(2.5)%	0.8%
Refractories Segment	298.1	311.9	279.4	(4.4)%	11.6%
Energy Services Segment	95.2	78.3	76.7	21.6%	2.1%
Total sales	$1,791.0	$1,807.6	$1,675.7	(0.9)%	7.9%

Worldwide net sales in 2019 decreased 1% from the previous year to $1,791.0 million.  Foreign exchange had an unfavorable impact on sales of approximately $32.8 million or 2 percentage points.  Net sales in the United States increased 0.1% to $962.4 million in 2019 and represented 54% of consolidated net sales.  International sales decreased 2.1% to $828.6 million in 2019 and represented 46% of consolidated net sales.

Worldwide net sales in 2018 increased 8% from the previous year to $1,807.6 million.  Foreign exchange had a favorable impact on sales of approximately $13.0 million or 1 percentage point.  The Company's results in 2018 include $61.8 million of sales from Sivomatic.  Net sales in the United States increased 2.4% to $961.6 million in 2018 and represented 53% of consolidated net sales. International sales increased 14.9% to $846.0 million in 2018 and represented 47% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,350.4 million, $1,346.2 million and $1,208.5 million in 2019, 2018 and 2017, respectively.  Production margin as a percentage of net sales was 24.6% in 2019, 25.5% in 2018 and 27.9% in 2017.  The decrease in production margin was primarily due to an unfavorable product mix and higher raw materials and logistics costs across all segments.

Marketing and administrative costs were $187.5 million, $178.6 million and $180.7 million in 2019, 2018 and 2017, respectively.  Marketing and administrative costs as a percentage of net sales were 10.5% in 2019, 9.9% in 2018 and 10.8% in 2017.  Included in marketing and administrative costs in 2019 was bad debt expense of $2.5 million relating to a Refractories customer in the UK and higher mark to market expenses as compared to prior year.

Research and development expenses were $20.3 million, $22.7 million and $23.7 million in 2019, 2018 and 2017, respectively.  Research and development expenses as a percentage of net sales were 1.1% in 2019, 1.3% in 2018 and 1.4% in 2017.

In 2019, the Company recorded a $13.2 million charge for impairment of assets and severance-related costs.  In addition, the Company recorded a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.

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

The Company incurred $1.7 million and $3.4 million in 2018 and 2017, respectively for acquisition-related transaction and integration costs.

Income from Operations

During 2019, the Company recorded income from operations of $208.7 million, as compared with $255.9 million in the prior year.  Income from operations represented 11.7% of sales compared with 14.2% of sales in the prior year.  Income from operations in 2019 included a charge of $13.2 million for impairment of assets and severance-related costs and a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.

During 2018, the Company recorded income from operations of $255.9 million, as compared with $244.4 million in the prior year.  Income from operations represented 14.2% of sales compared with 14.6% of sales in the prior year.  Income from operations in 2018 included acquisition related integration costs of $1.7 million and restructuring and other items of $2.5 million.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $51.4 million in 2019 as compared with $51.8 million in the previous year.

Net interest expense was $43.2 million in 2019 as compared to $45.9 million in the prior year, as a result of lower debt balances due to principal repayments.

Net interest expense was $45.9 million in 2018 as compared to $43.4 million in the prior year, as a result of higher interest rates and incremental borrowings related to our acquisition of Sivomatic.  The Company recorded a $4.4 million pension settlement charge associated with our pension plans in the U.S.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes was $22.8 million, $34.4 million and $(6.6) million in 2019, 2018 and 2017, respectively.  The effective tax rates were 14.5%, 16.9% and (3.5)% during 2019, 2018 and 2017, respectively.  Included in the provision for taxes for 2018 is a $4.4 million benefit representing an adjustment of the provisional amounts previously recorded for the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) legislation, enacted in December 2017.  Included in the benefit from taxes in 2017 was a provisional $47.3 million income tax benefit from U.S. Tax Reform.  This benefit is comprised of an $82.4 million gain related primarily to the re-measurement of the Company’s U.S. deferred tax liabilities at a lower U.S. tax rate of 21%, partially offset by tax expense of $35.1 million for the deemed repatriation of unremitted earnings of foreign subsidiaries.

The lower effective tax rate in 2019 as compared to 2018 was primarily due to tax benefits resulting from the expiration of a tax statute of limitations.  The higher effective tax rate in 2018 as compared to 2017 was primarily due to U.S. Tax Reform.  Effective in 2018, U.S. Tax Reform reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments.

The other factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $7.8 million in 2019, $8.0 million in 2018 and $12.9 million in 2017.

The U.S. Tax Reform legislation established a new Global Intangible Low-Tax Income provision (“GILTI”) that currently taxes certain income from foreign operations.  The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred.  There was no charge for GILTI in 2019.  The net charge to the Company for GILTI was $2.1 million for 2018.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $6.0 million and $2.3 million in 2019 and 2018, respectively and a decrease of income tax expense of $10.7 million in 2017.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $136.4 million in 2019 and included a $20.8 million charge, net of tax.  This charge consisted of the impairment of assets, severance-related costs and litigation expenses associated with the bankruptcy of Novinda Corp.

Consolidated net income was $173.2 million in 2018 and included a $7.0 million charge, net of tax.  This charge consisted of acquisition related transaction and integration costs and restructuring and other items, net.  Additionally, it includes a $3.7 million benefit from U.S. Tax Reform.

Segment Review

The following discussions highlight the operating results for each of our four segments.

Performance Materials Segment

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net Sales
Metalcasting	$291.2	$328.9	$294.3	$(37.7)	$34.6
Household, Personal Care & Specialty Products	376.6	348.5	294.6	28.1	53.9
Environmental Products	86.6	80.3	67.7	6.3	12.6
Building Materials	68.9	70.4	78.2	(1.5)	(7.8)
Total net sales	$823.3	$828.1	$734.8	$(4.8)	$93.3

Income from operations	$97.1	$116.8	$119.7	$(19.7)	$(2.9)
% of net sales	11.8%	14.1%	16.3%

2019 v 2018

Net sales in the Performance Materials segment were $823.3 million and decreased $4.8 million in 2019, or 1 percent.  Foreign exchange had an unfavorable impact of $13.4 million or 2%.  Metalcasting’s sales decreased $37.7 million or 11 percent, primarily due to lower market-based pricing and volumes in the specialty sands products, as well as weaker demand in US automotive, heavy truck and agriculture equipment.  Household, Personal Care & Specialty Products sales increased 8 percent, primarily driven by continued strong performance of our Global pet care business, as well as increases in our Human and Animal Health businesses.  In the third quarter of 2019, the Company combined its Basic Minerals product line with its Household, Personal Care & Specialty Products product line.  Environmental Products sales rose 8 percent due to a large international project and higher volumes of our geosynthetic clay liners and specialty liners.   Building Materials sales decreased 2% due primarily to the difference in magnitude of waterproofing projects as compared with prior year.

Income from operations decreased $19.7 million to $97.1 million in 2019 and represented 11.8% of net sales as compared to $116.8 million and 14.1% of sales in 2018.  Included in income from operations were $7.0 million of restructuring and impairment costs.  While pricing actions more than offset higher raw material costs, operating income and margins were impacted by lower Metalcasting sales and unfavorable product mix.

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

Income from operations decreased $2.9 million to $116.8 million in 2018 and represented 14.1% of net sales as compared to $119.7 million and 16.3% of sales in 2017, primarily due to higher raw material, logistics and energy costs, which were partially offset by increased selling prices and higher volume.

Specialty Minerals Segment

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net Sales
Paper PCC	$364.9	$378.5	$377.7	$(13.6)	$0.8
Specialty PCC	69.1	66.9	66.0	2.2	0.9
PCC Products	$434.0	$445.4	$443.7	$(11.4)	$1.7

Ground Calcium Carbonate	$91.3	$91.0	$87.3	$0.3	$3.7
Talc	49.1	52.9	53.8	(3.8)	(0.9)
Processed Minerals Products	$140.4	$143.9	$141.1	$(3.5)	$2.8

Total net sales	$574.4	$589.3	$584.8	$(14.9)	$4.5

Income from operations	$83.1	$95.4	$88.9	$(12.3)	$6.5
% of net sales	14.5%	16.2%	15.2%

2019 v 2018

Net sales in the Specialty Minerals segment decreased 3 percent to $574.4 million in 2019 from $589.3 million in 2018. Worldwide sales of PCC products decreased to $434.0 million in 2019 from $445.4 million in the prior year largely due to previously announced customer paper machine shutdowns in North America, including the closure of two U.S. paper mills in the first and fourth quarters of 2019.  These shutdowns were offset by a 3 percent increase in Paper PCC volumes in Asia as a result of the ramp up of a new satellite and additional capacity.  Specialty PCC increased 3 percent primarily due to demand-driven expansions.  Sales of Processed Minerals products decreased 2 percent to $140.4 million in 2019 primarily driven by a reduction of sales in the automotive and construction markets.

Income from operations decreased $12.3 million to $83.1 million in 2019 and represented 14.5% of net sales compared to $95.4 million and 16.2% of sales in the prior year.  This decrease was primarily driven by the paper mill shutdowns in North America and lower volumes in Europe, which was partially offset by higher pricing.  Included in income from operations for 2019 were restructuring and impairment charges of $2.5 million.

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

Refractories Segment

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net Sales
Refractory Products	$244.8	$261.1	$226.9	$(16.3)	$34.2
Metallurgical Products	53.3	50.8	52.5	2.5	(1.7)
Total net sales	$298.1	$311.9	$279.4	$(13.8)	$32.5

Income from operations	$39.8	$45.4	$39.8	$(5.6)	$5.6
% of net sales	13.4%	14.6%	14.2%

2019 v 2018

Net sales in the Refractories segment decreased 4 percent to $298.1 million in 2019, driven by lower sales of Refractory products globally, partially offset by higher metallurgical products and laser equipment sales.

Income from operations decreased $5.6 million to $39.8 million and represented 13.4% of net sales in 2019 compared to $45.4 million or 14.6% of sales in 2018 due to lower refractory volumes globally.  Included in income from operations for 2019 were restructuring and impairment charges of $0.8 million and a $2.5 million bad debt reserve relating to a customer bankruptcy.

2018 v 2017

Net sales in the Refractories segment increased 12 percent to $311.9 million in 2018, driven by higher volumes of refractory products and from increased pricing to offset higher raw material costs.

Income from operations increased $5.6 million to $45.4 million and represented 14.6% of net sales in 2018 compared to $39.8 million or 14.2% of sales in 2017.

Energy Services Segment

	Year Ended December 31,
(millions of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017

Net Sales	$95.2	$78.3	$76.7	$16.9	$1.6

Income (Loss) from operations	$7.8	$4.5	$6.1	$3.3	$(1.6)
% of net sales	8.2%	5.7%	8.0%

2019 v 2018

Net sales in the Energy Services segment increased $16.9 million in 2019 or 22 percent, driven by higher well testing and filtration activity in the North Sea and Gulf of Mexico and increased equipment sales and filtration activity in the Asia Pacific region.

The segment recorded income from operations of $7.8 million in 2019 as compared to $4.5 million in the prior year.  Included in income from operations was $1.8 million of restructuring and impairment charges in 2019.

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

Liquidity and Capital Resources

Cash provided from continuing operations in 2019 was $238.3 million, compared with $203.6 million in prior year. Cash flows provided from operations in 2019 were principally use to repay debt,  fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases. In 2019, the Company repaid approximately $88 million in principal amount of its long-term debt.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions.  In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  During 2019, the Company repaid $85 million on its Term Facility.  In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility.  As of December 31, 2019, there were $100 million in outstanding loans and $9.7 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has a committed loan facility in Japan. As of December 31, 2019, there is an outstanding balance of $4.5 million on this facility.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.6 million on these loans in 2019.  In 2019, the Company also repaid $2.2 million on committed loan facilities for the funding of new manufacturing facilities in China.  As of December 31, 2019, the China facilities were repaid in full.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2019, the Company repaid $2.6 million on these loans.

As of December 31, 2019, the Company had $42.0 million in uncommitted short-term bank credit lines, of which approximately $1.2 million was in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2020 should be between $70 million and $80 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at December 31, 2019 was an asset of $0.4 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at December 31, 2019 was an asset of $3.9 million.

On September 21, 2017, the Company's Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $150 million of the Company’s shares over a two-year period commencing October 1, 2017. This program is now completed.   Over this program's two-year period, 734,591 shares were repurchased under this program for $42.7 million, or an average price of approximately $58.11 per share.  This program is now completed.

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2019, 360,373 shares have been repurchased under this program for $20.0 million, or an average price of approximately $55.48 per share.

On January 22, 2020, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

Contractual Obligations

The Company has committed cash outflow related to long-term debt, interest on debt, pension and post-retirement benefit obligations, operating lease agreements, and other long-term contractual obligations.  As of December 31, 2019, minimum payments for these obligations were as follows:

	Payments Due by Period
(millions of dollars)	Total	2020	2021– 2022	2023– 2024	After 2024
Long-term debt	$842.6	$2.1	$182.5	$658.0	$—
Interest related to long term debt	127.3	36.2	58.9	32.2	—
Estimated pension and post retirement plan funding	23.4	11.7	11.7	—	—
Operating lease obligations	66.8	14.3	19.2	11.8	21.4
Repatriation tax liability	20.4	—	2.4	10.5	7.5
Other long term liabilities	23.9	0.4	—	—	23.5
Total contractual obligations	$1,104.4	$64.7	$274.7	$712.5	$52.4
Debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion.  As of December 31, 2019, maturities for long-term debt extended to 2024. The above table does not include borrowings under our Revolving Facility as such amounts can be borrowed and repaid as required.  Any remaining outstanding loans under the Revolving  Facility will mature in April 2023.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2019 and is calculated on debt with maturities that, on December 31, 2019 extended to 2024. As the contractual interest rate for a portion of our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2021 and, accordingly, no amounts have been included in the table beyond such dates.

The Company has several non-cancelable operating leases, primarily for office space and equipment. Operating lease obligations includes future minimum rental commitments under non-cancelable leases.

The Company recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings under U.S. Tax Reform of $35.1 million, payable in eight annual interest-free installments beginning in 2018. The Company paid its first installment in 2018 and was required to apply certain overpayments to the outstanding liability.  The remaining liability is payable through 2024 and after.

Other long-term liabilities include asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at its PCC satellite facilities and mining operations.  See Note 20 to the Consolidated Financial Statements.

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $7.9 million at December 31, 2019.  Payment of these obligations would result from settlements with taxing authorities.  Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2019 and 2018, respectively. We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

The Company has five reporting units; Performance Materials, PCC, Processed Minerals, Refractories and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.  In the fourth quarter of 2019, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $157.6 million and $170.5 million at December 31, 2019 and 2018, respectively.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 8 to the Consolidated Financial Statements for additional detail on our uncertain tax positions.

Pension Benefits

We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements.  Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans.  These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines.  Our assumptions reflect our historical experience and management's best judgment regarding future expectations.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions.  The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things.  Differences from these assumptions may result in a significant impact to the amount of pension expense/liability recorded by us as follows:

A one percentage point change in our major assumptions in our largest plans (covering approximately 90% of the projected benefit obligation) would have the following effects:

Effect on Expense
(millions of dollars)	Discount Rate	Salary Scale	Return on Asset
1% increase	$(4.7)	$0.5	$(2.1)
1% decrease	$5.9	$(1.4)	$2.9

Effect on Projected Benefit Obligation
(millions of dollars)	Discount Rate	Salary Scale
1% increase	$(42.7)	$10.9
1% decrease	$82.2	$(0.6)

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2019 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2019, the Company had approximately 55% of its pension assets in equity securities, 29% in fixed income securities and 16% in other securities.

The Company recognized pension expense of $12.6 million in 2019 as compared to $16.0 million in 2018.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2019, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($99.7) million as compared to ($73.6) million in 2018.  The majority of the actuarial losses were due to decreases in the discount rate and lower actual rates of return on assets than expected during the financial crisis of 2008.

In 2019, included in other comprehensive income, is a net loss of $21.2 million ($16.1 million after-tax) primarily due to a change in discount rates.  In 2018, a net loss of $21.6 million ($16.9 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2017, a net loss of $10.0 million ($8.5 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2019, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.  We expect our 2020 amortization of net actuarial losses to be approximately $11.7 million.

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

Cyclical Nature of Customers' Businesses

The bulk of our sales within Specialty Minerals, Performance Materials and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing and construction industries, which have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. In addition, our customers’ demand for our Energy Services segments products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly between 2014 through 2017, which had caused exploration companies to reduce their capital expenditures and production and exploration activities. This has had the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets.  The standard is effective for fiscal years beginning after December 15, 2019.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adoption of ASU 2016-02 Leases

On January 1, 2019, the Company adopted the provisions of ASU 2016-02, “Leases”, which requires lessees to recognize most leases on the balance sheet.  The Company has adopted this new standard under the modified retrospective transition method, using the effective date as our date of initial application.  As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  The new standard also provides practical expedients for an entity’s ongoing accounting.  We have elected the short-term lease recognition exemption for all leases that qualify.  On adoption, we recognized additional operating liabilities of $61.4 million with corresponding right-of-use assets of $50.5 million based on the present value of the remaining lease payments under existing operating leases.  As of December 31, 2018, we had $10.9 million in deferred charges related to some of our real estate leases that were recorded against the right of use asset as part of the transition.  The adoption of this standard did not have a material impact on the Company's financial statements.

Adoption of ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Consolidated Balance Sheets as of  December 31, 2019.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  In the second quarter of 2018, the Company entered into a cross currency swap with a total notional value of $150 million.  The swap matures in May 2023.  The fair value of this swap at December 31, 2019, was an asset of $10.2 million.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The fair value of this swap at December 31, 2019, was an asset of $0.4 million.  In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for with a total notional value of $150 million.  The fair value of this swap at December 31, 2019, was a liability of $6.3 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $4.2 million in incremental interest charges on an annual basis.

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

Sovereign Debt Risk

We do not have any material credit risk with sovereign governments as we do not sell our products to them. We do, however, sell to customers in these countries, but we believe our risk associated with these customers is not material.

Item 8.  Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

During 2018, we closed on the acquisition of Sivomatic and we excluded Sivomatic from the scope of management's report on internal control over financial reporting for the year ended December 31, 2018.  The process of integrating Sivomatic to our overall internal control over financial reporting has been completed and we included it in scope for the year ending December 31, 2019.

There were no other changes in our internal control over financial reporting during the fourth fiscal quarter of 2019 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See “Information About Our Executive Officers” in Part I of this report for information regarding executive officers of the Company.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2019. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,227,620	$55.83	529,042

Total	1,227,620	$55.83	529,042

For further information, see Note 6 to the Consolidated Financial Statements.

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

Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

4.1	Specimen Certificate of Common Stock (Incorporated by reference to exhibit 4.1 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934(*)
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

10.12	2015 Stock Award and Incentive Plan of the Company (Incorporated by reference to Appendix B to the Company’s 2015 Proxy Statement (file no. 001-11430) filed on April 2, 2015) (+)
10.12(a)	Form of Stock Option Agreement (*)(+)
10.12(b)	Form of Deferred Restricted Stock Unit Agreement (*)(+)
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

10.14(b)	Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (*)(+)
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

10.16(e)	Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (*) (+)
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

February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chief Executive Officer	February 14, 2020
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Matthew E. Garth	Senior Vice President – Finance and Treasury,	February 14, 2020
Matthew E. Garth	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 14, 2020
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 14, 2020
Joseph C. Breunig

*	Director	February 14, 2020
John J. Carmola

*	Director	February 14, 2020
Robert L. Clark

*	Director	February 14, 2020
Alison A. Deans

/s/ Douglas T. Dietrich	Director	February 14, 2020
Douglas T. Dietrich

*	Chairman and Director	February 14, 2020
Duane R. Dunham

*	Director	February 14, 2020
Franklin L. Feder

*	Director	February 14, 2020
Carolyn K. Pittman

*	Director	February 14, 2020
Marc E. Robinson

*	Director	February 14, 2020
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$241.6	$208.8
Short-term investments, at cost which approximates market	1.6	3.8
Accounts receivable	376.2	387.3
Inventories	253.3	239.2
Prepaid expenses	35.4	32.0
Other current assets	11.1	5.2
Total current assets	919.2	876.3

Property, plant and equipment, less accumulated depreciation and depletion	1,052.8	1,102.9
Goodwill	807.4	812.4
Intangible assets	203.0	214.1
Deferred income taxes	23.0	26.3
Other assets and deferred charges	107.2	55.1
Total assets	$3,112.6	$3,087.1

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$101.2	$105.2
Current maturities of long-term debt	2.1	3.3
Accounts payable	163.4	169.1
Income tax payable	4.2	1.6
Accrued compensation and related items	50.7	48.1
Other current liabilities	76.9	54.6
Total current liabilities	398.5	381.9

Long-term debt, net of unamortized discount and deferred financing costs	824.3	907.8
Deferred income taxes	180.6	196.8
Accrued pension and postretirement benefits	148.9	124.2
Other non-current liabilities	125.7	91.1
Total liabilities	1,678.0	1,701.8

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 48,909,662 shares in 2019 and 48,793,918 shares in 2018	4.9	4.9
Additional paid-in capital	442.2	431.9
Retained earnings	1,905.7	1,769.1
Accumulated other comprehensive loss	(290.4)	(233.7)
Less common stock held in treasury, at cost; 14,365,355 shares in 2019 and 13,603,575 shares in 2018	(659.7)	(618.7)

Total Minerals Technologies Inc. shareholders' equity	1,402.7	1,353.5
Non-controlling interests	31.9	31.8
Total shareholders' equity	1,434.6	1,385.3

Total liabilities and shareholders' equity	$3,112.6	$3,087.1

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2019	2018	2017
Product sales	$1,695.8	$1,729.3	$1,599.0
Service revenue	95.2	78.3	76.7
Total net sales	1,791.0	1,807.6	1,675.7

Cost of goods sold	1,285.8	1,293.3	1,158.5
Cost of service revenue	64.6	52.9	50.0
Total cost of sales	1,350.4	1,346.2	1,208.5

Production margin	440.6	461.4	467.2

Marketing and administrative expenses	187.5	178.6	180.7
Research and development expenses	20.3	22.7	23.7
Acquisition-related transaction and integration costs	—	1.7	3.4
Litigation expenses	10.9	—	—
Restructuring and other items, net	13.2	2.5	15.0

Income from operations	208.7	255.9	244.4

Interest expense, net	(43.2)	(45.9)	(43.4)
Debt modification costs and fees	—	—	(3.9)
Non-cash pension settlement charge	—	(4.4)	—
Other non-operating income (deductions), net	(8.2)	(1.5)	(6.2)
Total non-operating deductions, net	(51.4)	(51.8)	(53.5)

Income from operations before tax and equity in earnings	157.3	204.1	190.9
Provision (benefit) for taxes on income	22.8	34.4	(6.6)
Equity in earnings of affiliates, net of tax	1.9	3.5	1.5

Consolidated net income	136.4	173.2	199.0
Less:
Net income attributable to non-controlling interests	3.7	4.2	3.9
Net income attributable to Minerals Technologies Inc. (MTI)	$132.7	$169.0	$195.1

Earnings per share:

Basic:
Income from operations attributable to MTI	$3.79	$4.79	$5.54
Diluted:
Income from operations attributable to MTI	$3.78	$4.75	$5.48

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	35.0	35.3	35.2
Diluted	35.1	35.6	35.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Consolidated net income	$136.4	$173.2	$199.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29.9)	(67.9)	44.7
Pension and postretirement plan adjustments	(16.1)	16.9	(8.5)
Unrealized gains on cash flow hedges	0.2	1.6	0.3
Total other comprehensive income (loss), net of tax	(45.8)	(49.4)	36.5
Total comprehensive income including non-controlling interests	90.6	123.8	235.5

Less: Net income attributable to non-controlling interests	3.7	4.2	3.9
Less: Foreign currency translation adjustments attributable to non-controlling interests	—	(1.8)	1.5
Comprehensive income attributable to non-controlling interests	3.7	2.4	5.4

Comprehensive income attributable to Minerals Technologies Inc.	$86.9	$121.4	$230.1

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Operating Activities:

Consolidated net income	$136.4	$173.2	$199.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	98.4	94.3	91.0
Loss on disposal of property, plant and equipment	1.9	2.8	1.8
Deferred income taxes	(1.4)	15.4	(76.1)
Pension amortization and settlement loss	9.2	13.4	7.4
Provision for bad debts	6.3	3.2	3.8
Stock-based compensation	8.1	6.2	8.1
Asset impairment charge	7.5	0.7	5.3
Non-cash debt modification costs	—	—	1.8
Other non-cash items	(1.9)	(3.5)	(1.7)

Changes in operating assets and liabilities
Accounts receivable	9.9	(3.0)	(27.3)
Inventories	(16.0)	(14.7)	(25.2)
Pension plan funding	(7.7)	(24.2)	(10.8)
Accounts payable	(5.1)	(11.2)	28.0
Reduction of right of use asset	12.7	—	—
Restructuring liabilities	2.4	(4.9)	4.5
Income taxes payable	2.5	(7.4)	(12.6)
Prepaid expenses and other	(24.9)	(36.7)	10.6
Net cash provided by operating activities	238.3	203.6	207.6

Investing Activities:

Purchases of property, plant and equipment	(65.0)	(75.9)	(76.7)
Acquisition of business, net of cash acquired	—	(122.5)	—
Proceeds from sale of assets	—	0.9	1.4
Purchases of short-term investments	(5.5)	(7.7)	(4.5)
Proceeds from sale of short-term investments	7.7	6.1	3.8
Other investing activities	0.8	(0.9)	(1.5)
Net cash used in investing activities	(62.0)	(200.0)	(77.5)

Financing Activities:

Debt issuance costs	—	(1.5)	—
Repayment of long-term debt	(88.2)	(66.3)	(118.9)
Proceeds from issuance of short-term debt	—	113.0	—
Repayment of short-term debt	(4.0)	(14.0)	(0.2)
Purchase of common stock for treasury	(41.0)	(21.7)	(0.7)
Proceeds from issuance of stock under option plan	2.2	3.0	14.6
Excess tax benefits related to stock incentive programs	(1.7)	(3.1)	(3.6)
Dividends paid to non-controlling interests	(4.2)	(1.8)	(2.4)
Capital contribution from non-controlling interests	0.6	3.7	—
Cash dividends paid	(7.0)	(7.1)	(7.0)
Net cash provided by (used in) financing activities	(143.3)	4.2	(118.2)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(11.2)	11.8

Net increase (decrease) in cash and cash equivalents	32.8	(3.4)	23.7
Cash and cash equivalents at beginning of period	208.8	212.2	188.5
Cash and cash equivalents at end of period	$241.6	$208.8	$212.2

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$1.1	$0.3	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2016	$4.8	$400.0	$1,419.1	$(221.1)	$(596.3)	$24.4	$1,030.9

Net income	—	—	195.1	—	—	3.9	199.0
Other comprehensive income (loss)	—	—	—	35.0	—	1.5	36.5
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends paid to non-controlling interests	—	—	—	—	—	(2.4)	(2.4)
Issuance of shares pursuant to employee stock compensation plans	0.1	14.6	—	—	—	—	14.7
Income tax benefit arising from employee stock compensation plans	—	—	—	—	—	—	—
Purchase of common stock for treasury	—	—	—	—	(0.7)	—	(0.7)
Stock-based compensation	—	8.1	—	—	—	—	8.1
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	169.0	—	—	4.2	173.2
Other comprehensive income (loss)	—	—	—	(47.6)	—	(1.8)	(49.4)
Dividends declared	—	—	(7.1)	—	—	—	(7.1)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Acquisition of non-controlling interest	—	—	—	—	—	0.1	0.1
Capital contribution from non-controlling interests	—	—	—	—	—	3.7	3.7
Issuance of shares pursuant to employee stock compensation plans	—	3.0	—	—	—	—	3.0
Purchase of common stock for treasury	—	—	—	—	(21.7)	—	(21.7)
Stock-based compensation	—	6.2	—	—	—	—	6.2
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	132.7	—	—	3.7	136.4
Other comprehensive income (loss)	—	—	—	(45.8)	—	—	(45.8)
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends paid to non-controlling interests	—	—	—	—	—	(4.2)	(4.2)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.6	0.6
Issuance of shares pursuant to employee stock compensation plans	—	2.2	—	—	—	—	2.2
Purchase of common stock for treasury	—	—	—	—	(41.0)	—	(41.0)
Stock-based compensation	—	8.1	—	—	—	—	8.1
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $1.6 million and $3.8 million at December 31, 2019 and 2018, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2019.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $12.9 million and $3.2 million at December 31, 2019 and 2018, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2019, the book value of the Company’s equity method investments was $16.1 million.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2019 and 2018, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2019, the Company had no international subsidiaries operating in highly inflationary economies.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 8 for additional detail on our uncertain tax positions.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", requiring the immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets.  The standard is effective for fiscal years beginning after December 15, 2019.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Adoption of ASU 2016-02 Leases

On January 1, 2019, the Company adopted the provisions of ASU 2016-02, “Leases”, which requires lessees to recognize most leases on the balance sheet.  The Company has adopted this new standard under the modified retrospective transition method, using the effective date as our date of initial application.  As such, financial information and required disclosures will not be provided for dates prior to January 1, 2019.  The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.  The new standard also provides practical expedients for an entity’s ongoing accounting.  We have elected the short-term lease recognition exemption for all leases that qualify.  On adoption, we recognized additional operating liabilities of $61.4 million with corresponding right-of-use assets of $50.5 million based on the present value of the remaining lease payments under existing operating leases.  As of December 31, 2018, we had $10.9 million in deferred charges related to some of our real estate leases that were recorded against the right of use asset as part of the transition.  The adoption of this standard did not have a material impact on the Company's financial statements.

Adoption of ASU 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

On January 1, 2019, the Company adopted the provisions of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act.  As a result, the Company reclassified $10.9 million from "Accumulated other comprehensive loss" to "Retained earnings" on the Consolidated Balance Sheets as of  December 31, 2019.

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

Operating lease cost was $16.6 million for the year ended December 31, 2019.  The components of lease costs are as follows:

(millions of dollars)	Year Ended December 31,
2019

Operating lease cost	$15.5
Short-term lease cost	1.1
Total	$16.6

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

(millions of dollars)	December 31, 2019

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$16.2
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$7.3

Weighted average remaining lease term, and weighted average discount rates related to the Company’s operating leases were as follows:

Weighted-average remaining operating lease term (in years)	7.57
Weighted-average operating leases discount rate	5.0%

The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

(millions of dollars)	Balance Sheet Classification	December 31, 2019

Right-of-use asset	Other assets and deferred charges	$44.8
Lease liability - current	Other current liabilities	11.9
Lease liability - non-current	Other non-current liabilities	43.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the Company's operating leases as of December 31, 2019 were as follows:

(millions of dollars)	December 31, 2019

2020	$14.3
2021	10.8
2021	8.5
2023	6.6
2024	5.2
Thereafter	21.4
Total future minimum lease payments	66.8
Less imputed interest	(11.6)
Total	$55.2

As of December 31, 2018, minimum lease payments under non-cancellable operating leases were expected to be as follows:

(millions of dollars)	December 31, 2018

2019	$17.3
2020	13.0
2021	9.5
2022	8.2
2023	7.0
Thereafter	24.8
Total	$79.8

A summary of rent expense for the fiscal years ended December 31, 2018 and December 31, 2017 was as follows:

(millions of dollars)	December 31, 2018	December 31, 2017

Rent expense	$19.5	$19.3

The Company has certain arrangements under which we are the lessor.  Lease income associated with these leases is not material.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Revenue from Contracts with Customers

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Net Sales
Metalcasting	$291.2	$328.9	$294.3
Household, Personal Care & Specialty Products	376.6	348.5	294.6
Environmental Products	86.6	80.3	67.7
Building Materials	68.9	70.4	78.2
Performance Materials	823.3	828.1	734.8

Paper PCC	364.9	378.5	377.7
Specialty PCC	69.1	66.9	66.0
Ground Calcium Carbonate	91.3	91.0	87.3
Talc	49.1	52.9	53.8
Specialty Minerals	574.4	589.3	584.8

Refractory Products	244.8	261.1	226.9
Metallurgical Products	53.3	50.8	52.5
Refractories	298.1	311.9	279.4

Energy Services	95.2	78.3	76.7

Total	$1,791.0	$1,807.6	$1,675.7

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

Note 5.  Restructuring and Other Items, net

During the second quarter of 2019, the Company initiated a restructuring and cost savings program to better align our costs and organizational structure with the current market environment.  The Company recorded a $7.5 million non-cash write-down of assets charge related to facilities and equipment no longer operating and deemed to be held for sale or discontinued and $5.7 million in other restructuring costs. The Company expects to realize annualized savings from this restructuring program of approximately $12 million by the first half of 2020.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2018, the Company recorded impairment of assets charges relating to the shut-down of one of its Paper PCC facilities in the U.S. in the first quarter of 2019 and additional restructuring costs relating to our exited Energy Services businesses.

In 2017, the Company recognized $15 million in restructuring and non-cash impairment charges from the closure of paper mills in North America, as well as the alignment of corporate and Paper PCC staffing levels into higher growth regions.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Asset Write-Downs
Performance Materials	$4.2	$—	$—
Specialty Minerals	1.6	0.7	5.3
Energy Services	1.7	—	—
Total asset write-down charges	$7.5	$0.7	$5.3

Severance and other employee costs
Performance Materials	$2.8	$—	$—
Specialty Minerals	0.9	—	5.0
Refractories	0.8	—	—
Energy Services	0.1	1.8	1.7
Corporate	1.1	—	4.1
Total severance and other employee costs	$5.7	$1.8	$10.8

Other
Energy Services	$—	$—	$(1.1)

Total restructuring and other items, net	$13.2	$2.5	$15.0

At December 31, 2019 and 2018, the Company had $5.0 million and $2.5 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of 2020.

The following table is a reconciliation of our restructuring liability balance:

(millions of dollars)
Restructuring liability, December 31, 2018	$2.5
Additional provisions	5.7
Cash payments	(3.2)
Other	—
Restructuring liability, December 31, 2019	$5.0

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

Net income for years ended 2019, 2018 and 2017 include $4.8 million, $4.2 million and $4.1 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.3 million, $1.1 million and $1.1 million for 2019, 2018 and 2017, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2019, 2018 and 2017 was 8.85%, 8.20% and 8.71%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2019, 2018 and 2017 was $18.86, $25.79 and $30.28, respectively. The weighted average grant date fair value for stock options vested during 2019, 2018 and 2017 was $22.46, $21.33 and $18.45, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $3.3 million and $11.7 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	6.6	6.2	6.4
Interest rate	2.62%	2.50%	2.04%
Volatility	30.26%	30.33%	36.61%
Expected dividend yield	0.37%	0.26%	0.26%

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option activity for the year ended December 31, 2019:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2018	1,054,259	$54.04
Granted	271,261	54.44
Exercised	(79,686)	27.26
Canceled	(14,214)	66.93
Expired	(4,000)	19.86
Awards outstanding at December 31, 2019	1,227,620	$55.83	6.20	$9.2
Awards exercisable at December 31, 2019	788,847	$51.75	4.90	$8.3

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $57.63 as of the last business day of the period ended December 31, 2019 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2019, 2018 and 2017 was $27.21, $33.10 and $32.95 per share, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2019 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2018	365,607	$68.86
Granted	271,261	54.44
Vested	(189,854)	61.64
Canceled	(8,241)	64.19
Nonvested awards outstanding at December 31, 2019	438,773	$63.15

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 116,901 shares, 69,361 shares and 69,539 shares for the periods ended December 31, 2019, 2018 and 2017, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2019, there was unrecognized stock-based compensation related to restricted stock of $6.1 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $5.2 million, $4.4 million and $5.9 million for the periods ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company recorded reversals of $1.9 million, $2.4 million and $2.4 million for periods ended December 31, 2019, 2018 and 2017, respectively, related to restricted stock forfeitures. Such costs and reversals are included in marketing and administrative expenses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2018	134,578	$68.64
Granted	116,901	54.51
Vested	(40,776)	60.79
Canceled	(32,967)	61.87
Unvested balance at December 31, 2019	177,736	$62.40

Note 7.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Net income attributable to MTI	$132.7	$169.0	$195.1

Weighted average shares outstanding	35.0	35.3	35.2
Dilutive effect of stock options and stock units	0.1	0.3	0.4
Weighted average shares outstanding, adjusted	35.1	35.6	35.6

Basic earnings per share attributable to MTI	$3.79	$4.79	$5.54

Diluted earnings per share attributable to MTI	$3.78	$4.75	$5.48

Options to purchase 825,331 shares, 568,284 shares and 181,003 shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 8.  Income Taxes

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$46.9	$93.1	$96.7
Foreign	110.4	111.0	94.2
	$157.3	$204.1	$190.9

The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Domestic
Taxes currently payable
Federal	$(3.3)	$(3.7)	$46.0
State and local	0.8	1.4	2.4
Deferred income taxes	(6.6)	11.1	(78.1)
Domestic tax provision (benefit)	(9.1)	8.8	(29.7)

Foreign
Taxes currently payable	26.7	21.3	21.1
Deferred income taxes	5.2	4.3	2.0
Foreign tax provision	31.9	25.6	23.1
Total tax provision (benefit)	$22.8	$34.4	$(6.6)

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory rate	21.0%	21.0%	35.0%

Depletion	(5.0)%	(3.9)%	(6.7)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	3.8%	1.1%	(3.8)%
Global Intangible Low-Tax Income (GILTI)	—	0.8%	—
Foreign Derived Intangible Income	(0.8)%	(0.7)%	—
State and local taxes, net of federal tax benefit	0.2%	1.9%	1.1%
Tax credits and foreign dividends	(0.7)%	(0.3)%	0.3%
Change in valuation allowance	1.0%	—	(1.9)%
Impact of uncertain tax positions	(5.0)%	0.5%	0.4%
Impact of officer's non-deductible compensation	0.8%	0.8%	0.8%
Manufacturing deduction	—	—	(1.6)%
Impact of U.S. Tax Reform	(1.1)%	(2.2)%	(24.8)%
Other	0.3%	(2.1)%	(2.3)%
Consolidated effective tax rate	14.5%	16.9%	(3.5)%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2019	2018
Deferred tax assets attributable to:
Accrued liabilities	$29.7	$22.2
Net operating loss carry forwards	33.9	34.4
Pension and post-retirement benefits costs	39.0	33.8
Other	31.4	28.6
Valuation allowance	(23.8)	(22.0)
Total deferred tax assets	110.2	97.0
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	181.3	182.8
Intangible assets	69.5	69.5
Other	17.0	15.2
Total deferred tax liabilities	267.8	267.5
Net deferred tax asset (liability)	$(157.6)	$(170.5)

Net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
(millions of dollars)	2019	2018
Net deferred tax asset, long-term	$23.0	$26.3
Net deferred tax liability, long-term	180.6	196.8
Net deferred tax asset (liability), long-term	$(157.6)	$(170.5)

The Company has $33.9 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $18.1 million expire over the next 20 years, and $15.8 million can be utilized over an indefinite period.

On December 31, 2019, the Company had $7.9 million of total unrecognized tax benefits. Included in this amount were a total of $5.4 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2019	2018
Balance at beginning of the year	$16.6	$14.7
Increases related to current year tax positions	1.5	0.6
Increases related to new judgements	0.7	1.3
Decreases related to audit settlements and statue expirations	(10.9)	—

Balance at the end of the year	$7.9	$16.6

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had recorded a $0.6 million benefit in interest and penalties during 2019 and had a total accrued balance on December 31, 2019 of $1.9 million.

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

Net cash paid for income taxes were $29.5 million, $43.8 million and $47.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company had approximately $418.3 million of foreign subsidiaries' undistributed earnings as of December 31, 2019. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense as been recognized as a result of U.S. Tax Reform, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2019	2018
Raw materials	$105.9	$93.4
Work-in-process	7.2	11.2
Finished goods	95.5	92.2
Packaging and supplies	44.7	42.4
Total inventories	$253.3	$239.2

Note 10.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2019	2018
Mineral rights and reserves	$571.0	$582.8
Land	47.5	47.3
Buildings	218.1	219.3
Machinery and equipment	1,241.2	1,235.6
Furniture and fixtures and other	144.1	134.8
Construction in progress	35.1	36.1
	2,257.0	2,256.0
Less: accumulated depreciation and depletion	(1,204.2)	(1,153.1)
Property, plant and equipment, net	$1,052.8	$1,102.9

Depreciation and depletion expense for the years ended December 31, 2019, 2018 and 2017 was $82.1 million, $80.7 million and $75.6 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $807.4 million and $812.4 million as of December 31, 2019 and December 31, 2018, respectively.  The net change in goodwill since December 31, 2018 was primarily attributable to the effects of foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Performance Materials	Specialty Minerals	Refractories	Consolidated
Balance at December 31, 2017	$720.9	$12.7	$45.7	$779.3

Change in goodwill relating to:
Acquisition of Sivomatic	35.0	—	—	35.0
Foreign exchange translation	—	(0.4)	(1.5)	(1.9)
Total Changes	$35.0	$(0.4)	$(1.5)	$33.1

Balance at December 31, 2018	$755.9	$12.3	$44.2	$812.4

Change in goodwill relating to:
Foreign exchange translation	(4.7)	0.2	(0.5)	(5.0)
Total Changes	$(4.7)	$0.2	$(0.5)	$(5.0)

Balance at December 31, 2019	$751.2	$12.5	$43.7	$807.4

Acquired intangible assets subject to amortization as of December 31, 2019 and December 31, 2018 were as follows:

		December 31, 2019		December 31, 2018
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	35	$203.9	$32.5	$204.2	$26.6
Technology	13	18.8	8.0	18.8	6.4
Patents and trademarks	19	6.4	5.9	6.4	5.6
Customer relationships	22	24.7	4.4	26.5	3.2
	32	$253.8	$50.8	$255.9	$41.8

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 32 years. Amortization expense was approximately $9.1 million, $8.8 million and $8.0 million for the years ended December 31, 2019, 2018 and 2017, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2020 - $9.3 million; 2021 -$9.3; 2022 - $9.1; 2023 -$9.0 million; 2024 - $9.0 million and $157.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $6.3 million at December 31, 2019 and is recorded in other non-current liabilities on the Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million. The notional amount at December 31, 2019 was $86 million.  The fair value of this swap is an asset of $0.4 million at December 31, 2019 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  The gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $10.2 million at December 31, 2019 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged.  Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses (gains) of $2.1 million and $(0.7) million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2019 and 2018, respectively. There were no open contracts at December 31, 2019 and December 31, 2018.

Note 13.  Fair Value of Financial Instruments

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

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.7	$—	$13.7	$—

Supplementary pension plan assets	12.8	—	12.8	—

Cross currency rate swap	10.2	—	10.2	—

Interest rate swaps	(5.9)	—	(5.9)	—

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$12.6	$—	$12.6	$—

Supplementary pension plan assets	10.8	—	10.8	—

Cross currency rate swap	3.7	—	3.7	—

Interest rate swaps	0.3	—	0.3	—

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2019 and 2018. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's bad debt expense for the years ended December 31, 2019, 2018 and 2017 was $6.3 million, $3.2 million and $3.8 million, respectively.

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2019	2018
Term Loan Facility- Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $16.0 million and $19.4 million	$642.0	$638.6
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.2 million and $0.3 million	$177.8	$262.6
Netherlands Term Loan due 2020	1.1	3.4
Netherlands Term Loan due 2022	1.0	1.4
Japan Loan Facilities	4.5	5.1
Total	$826.4	$911.1
Less: Current maturities	2.1	3.3
Long-term debt	$824.3	$907.8

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter period preceding such day.  Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility.  As of December 31, 2019, there were $100 million in outstanding loans and $9.7 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

During 2019, the Company repaid $85 million on its Term Facility.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2019, the Company repaid $2.6 million on these loans.

The Company has a committed loan facility in Japan.  As of December 31, 2019, there was an outstanding balance of $4.5 million on this facility. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $0.6 million on this loan in 2019.  In 2019, the Company also repaid $2.2 million on committed loan facilities for the funding of new manufacturing facilities in China.  As of December 31, 2019, the China facilities were repaid in full.

As of December 31, 2019, the Company had $42.0 million in uncommitted short-term bank credit lines, of which approximately $1.2 million was in use.

Short-term borrowings as of December 31, 2019 and 2018 were $101.2 million and $105.2 million, respectively. The weighted average interest rate on short-term borrowings outstanding as of December 31, 2019 and December 31, 2018 was 3.9% and 4.0%, respectively.

The aggregate maturities of long-term debt are as follows: $2.1 million in 2020; $182.3 million in 2021; $0.2 million in 2022, $— million in 2023; $658.0 million in 2024 and $— million thereafter.

During 2019, 2018 and 2017, respectively, the Company incurred interest costs of $46.0 million, $48.6 million and $45.4 million, including $0.6 million, $0.5 million and $0.2 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 21% of our total benefit obligation.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2019	2018	2019	2018
Change in benefit obligations:
Beginning projected benefit obligation	$416.3	$469.5	$5.7	$6.9
Service cost	6.8	8.1	0.2	0.2
Interest cost	14.0	13.0	0.2	0.2
Actuarial (gain)/loss	63.9	(40.5)	0.3	(1.5)
Benefits paid	(18.6)	(12.2)	(0.5)	(0.1)
Settlements	(0.5)	(17.1)	—	—
Foreign exchange impact	2.1	(5.1)	—	—
Other	0.4	0.6	—	—
Ending projected benefit obligation	484.4	416.3	5.9	5.7

Change in plan assets:
Beginning fair value	296.7	320.2	—	—
Actual return on plan assets	52.4	(13.6)	—	—
Employer contributions	7.7	24.2	0.5	0.1
Plan participants' contributions	0.4	0.4	—	—
Benefits paid	(18.6)	(12.2)	(0.5)	(0.1)
Settlements	(0.2)	(18.2)	—	—
Foreign exchange impact	1.6	(4.1)	—	—
Ending fair value	340.0	296.7	—	—

Funded status of the plan	$(144.4)	$(119.6)	$(5.9)	$(5.7)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2019	2018	2019	2018
Current liability	$(1.1)	$(0.8)	$(0.4)	$(0.3)
Non-current liability	(143.3)	(118.8)	(5.5)	(5.4)
Recognized liability	$(144.4)	$(119.6)	$(5.9)	$(5.7)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2019	2018	2019	2018
Net actuarial (gain) loss	$99.6	$73.5	$(3.7)	$(4.1)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$99.7	$73.6	$(3.7)	$(4.1)

The accumulated benefit obligation for all defined benefit pension plans was $450.5 million and $389.9 million at December 31, 2019 and 2018, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2019	2018	2019	2018
Current year actuarial gain (loss)	$(23.0)	$6.8	$(0.2)	$1.0
Amortization of actuarial (gain) loss	7.7	10.4	(0.6)	(0.6)
Amortization of prior service credit (gain) loss	—	—	—	(0.7)
Total recognized in other comprehensive income	$(15.3)	$17.2	$(0.8)	$(0.3)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2019	2018	2017	2019	2018	2017
Service cost	$6.8	$8.1	$7.9	$0.2	$0.2	$0.3
Interest cost	14.0	13.0	12.6	0.2	0.2	0.3
Expected return on plan assets	(18.2)	(20.2)	(18.7)	—	—	—
Amortization of prior service cost	—	—	—	—	(0.9)	(3.1)
Recognized net actuarial (gain) loss	10.1	10.7	10.8	(0.9)	(0.8)	(0.3)
Settlement/curtailment loss	(0.1)	4.4	—	—	—	—
Net periodic benefit cost	$12.6	$16.0	$12.6	$(0.5)	$(1.3)	$(2.8)

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

The 2020 estimated amortization of amounts in other accumulated comprehensive income are as follows:

(millions of dollars)	Pension Benefits	Post-Retirement Benefits
Amortization of net (gain) loss	$11.7	$(0.6)
Total cost to be recognized	$11.7	$(0.6)

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	3.75%	3.16%	3.56%
Expected return on plan assets	6.43%	6.40%	6.61%
Rate of compensation increase	3.01%	3.01%	3.01%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	2.75%	3.75%	3.16%
Rate of compensation increase	2.99%	3.01%	3.01%

For 2019, 2018 and 2017, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension assets was approximately 15% in 2019, (5)% in 2018 and 11% in 2017.

The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2019 and 2018 by asset category are as follows:

	December 31,
	2019	2018
Asset Category
Equity securities	55.1%	54.9%
Fixed income securities	29.1%	38.3%
Real estate	0.3%	0.8%
Other	15.5%	6.0%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2019 and 2018 by asset category are as follows:

	December 31,
(millions of dollars)	2019	2018
Asset Category
Equity securities	$187.5	$162.8
Fixed income securities	98.8	113.6
Real estate	0.9	2.3
Other	52.8	18.0
Total	$340.0	$296.7

The following table presents domestic and foreign pension plan assets information at December 31, 2019, 2018 and 2017 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2019	2018	2017	2019	2018	2017
Fair value of plan assets	$261.5	$227.1	$241.9	$78.5	$69.6	$78.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2019
Equity securities
US equities	$169.7	$—	$—	$169.7
Non-US equities	17.8	—	—	17.8

Fixed income securities
Corporate debt instruments	82.6	16.2	—	98.8

Real estate and other
Real estate	—	—	0.9	0.9
Other	0.4	45.4	7.0	52.8

Total assets	$270.5	$61.6	$7.9	$340.0

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2018
Equity securities
US equities	$135.4	$—	$—	$135.4
Non-US equities	27.4	—	—	27.4

Fixed income securities
Corporate debt instruments	80.9	32.7	—	113.6

Real estate and other
Real estate	—	—	2.3	2.3
Other	0.3	—	17.7	18.0

Total assets	$244.0	$32.7	$20.0	$296.7

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2017	$24.7
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	(4.4)
Foreign exchange impact	(0.3)
Ending balance at December 31, 2018	$20.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	0.9
Foreign exchange impact	0.1
Ending balance at December 31, 2019	$21.0

There were no transfers in or out of Level 3 during the year ended December 31, 2019 and 2018.

Contributions

The Company expects to contribute $11.4 million to its pension plans and $0.3 million to its other post-retirement benefit plan in 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2020	$25.0	$0.4
2021	$25.3	$0.4
2022	$27.0	$0.4
2023	$27.2	$0.5
2024	$27.0	$0.5
2025-2029	$134.1	$2.3

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations.  The Company's average rate of return on assets from inception through December 31, 2019 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions.  The Company's contributions amounted to $5.4 million, $5.4 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Litigation

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. As of the close of 2019, the Company had three pending silica cases and one hundred nineteen pending asbestos cases.  In total, 1,493 silica cases and 64 asbestos cases have been dismissed, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Ninety six new asbestos cases were filed in 2019.  Seven asbestos cases were dismissed during 2019 and no silica cases were dismissed during 2019.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition).  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 119 pending asbestos cases, 49 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  Sixty two of the sixty six remaining non-AMCOL cases are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the 4 remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining 4 cases involve AMCOL only, so no Pfizer indemnity is available.  Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers, which demands damages (including fees, interest, and punitive damages) for the alleged destruction of Novinda’s business. The Company has meritorious defenses for this matter.  We are awaiting the outcome of the arbitration, which occurred in the fourth quarter of 2019.  The Company is not able to reasonably estimate the amount, if any, of reasonably possible loss from this matter and has not recorded a loss contingency liability. We do not expect the outcome of this matter to have a material adverse effect on our financial position although, if determined adversely, it could materially impact results of operations in the period recorded. There can be no assurance as to the ultimate outcome of this matter.  The Company has recorded litigation expenses of $10.9 million related to this matter as of December 31, 2019.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation.  We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military.  Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014.  Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved.  Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of December 31, 2019.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant.  This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002.  This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater.  Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area.  Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million.  The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of December 31, 2019.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 18.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 34,544,307 shares and 35,190,343 shares were outstanding at December 31, 2019 and 2018, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $7.0 million or $0.20 per common share were paid during 2019. In January 2020, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2020.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock activity for the Plans:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2016	1,202,426	1,198,725	$41.66	227,213	$49.57
Granted	(257,072)	187,533	77.99	69,539	78.00
Exercised/vested	—	(353,636)	41.56	(61,274)	52.51
Canceled	91,151	(35,783)	50.47	(55,368)	52.74
Balance December 31, 2017	1,036,505	996,839	48.21	180,110	58.57
Granted	(260,508)	191,147	76.09	69,361	76.26
Exercised/vested	—	(98,945)	33.83	(59,649)	56.44
Canceled	90,026	(34,782)	65.47	(55,244)	58.57
Balance December 31, 2018	866,023	1,054,259	54.04	134,578	68.64
Granted	(388,162)	271,261	54.44	116,901	54.51
Exercised/vested	—	(79,686)	27.26	(40,776)	60.79
Canceled	51,181	(18,214)	66.93	(32,967)	61.87
Balance December 31, 2019	529,042	1,227,620	$55.83	177,736	$62.40
Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2019	2018
Cumulative foreign currency translation	$(200.2)	$(170.1)
Unrecognized pension costs (net of tax benefit of $30.5 in 2019 and $25.5 in 2018)	(96.1)	(69.7)
Unrealized gain on cash flow hedges (net of tax expense of $0.3 in 2019 and $0.3 in 2018)	5.9	6.1
	$(290.4)	$(233.7)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2019			2018			2017
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(29.9)	$—	$(29.9)	$(67.9)	$—	$(67.9)	$44.7	$—	$44.7

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	(30.6)	7.4	(23.2)	9.6	(1.8)	7.8	(17.6)	4.4	(13.2)
Amortization of net actuarial (gains) losses and prior service costs	9.4	(2.3)	7.1	12.1	(3.0)	9.1	7.6	(2.9)	4.7

Unrealized gains (losses) on cash flow hedges	0.3	(0.1)	0.2	1.5	0.1	1.6	0.2	0.1	0.3

Total other comprehensive income (loss)	$(50.8)	$5.0	$(45.8)	$(44.7)	$(4.7)	$(49.4)	$34.9	$1.6	$36.5

The pre-tax amortization amounts of pension plans in the table above are included within the components of net periodic pension benefit costs (see Note 16) and the related tax amounts are included within provision (benefit) for taxes on income line within Consolidated Statements of Income.

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

The following is a reconciliation of asset retirement obligations as of December 31, 2019 and 2018:

	December 31,
(millions of dollars)	2019	2018
Asset retirement liability, beginning of period	$23.4	$22.1
Accretion expense	2.7	1.0
Other	1.1	2.1
Payments	(3.3)	(1.3)
Foreign currency translation	—	(0.5)
Asset retirement liability, end of period	$23.9	$23.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company mines various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  This liability will be adjusted to reflect the passage of time, mining activities, and changes in estimated future cash outflows

The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.5 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2019.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Net Sales
Performance Materials	$823.3	$828.1	$734.8
Specialty Minerals	574.4	589.3	584.8
Refractories	298.1	311.9	279.4
Energy Services	95.2	78.3	76.7
Total	1,791.0	1,807.6	1,675.7

Income from Operations
Performance Materials	97.1	116.8	119.7
Specialty Minerals	83.1	95.4	88.9
Refractories	39.8	45.4	39.8
Energy Services	7.8	4.5	6.1
Total	227.8	262.1	254.5

Depreciation, Depletion and Amortization
Performance Materials	43.6	41.1	40.5
Specialty Minerals	40.4	38.2	35.5
Refractories	7.0	6.6	6.8
Energy Services	7.4	8.4	8.2
Total	98.4	94.3	91.0

Segment Assets
Performance Materials	2,091.2	2,119.7	1,989.6
Specialty Minerals	525.1	511.9	519.4
Refractories	293.2	296.6	307.4
Energy Services	121.5	110.4	110.6
Total	3,031.0	3,038.6	2,927.0

Capital Expenditures
Performance Materials	16.8	22.4	33.1
Specialty Minerals	37.7	42.4	32.6
Refractories	5.7	5.0	5.9
Energy Services	4.7	4.9	4.5
Total	64.9	74.7	76.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Income from Operations before Provision (Benefit) for Taxes on Income
Income from operations for reportable segments	$227.8	$262.1	$254.5
Acquisition related transaction and integration costs	—	(1.7)	(3.4)
Unallocated corporate expenses	(19.1)	(4.5)	(6.7)
Consolidated income from operations	208.7	255.9	244.4
Non-operating deductions, net	(51.4)	(51.8)	(53.5)
Income from operations before provision (benefit) for taxes on income	157.3	204.1	190.9

Total Assets
Total segment assets	3,031.0	3,038.6	2,927.0
Corporate assets	81.6	48.5	43.4
Consolidated total assets	3,112.6	3,087.1	2,970.4

Capital Expenditures
Total segment capital expenditures	64.9	74.7	76.1
Corporate capital expenditures	0.1	1.2	0.6
Consolidated capital expenditures	65.0	75.9	76.7

Financial information relating to the Company's operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Net Sales
United States	$962.4	$961.6	$939.3

Canada/Latin America	80.2	83.7	81.6
Europe/Africa	435.3	443.4	349.0
Asia	313.1	318.9	305.8
Total International	828.6	846.0	736.4
Consolidated net sales	1,791.0	1,807.6	1,675.7

Long-Lived Assets
United States	$1,742.3	$1,767.7	$1,774.4

Canada/Latin America	13.0	13.7	14.8
Europe/Africa	190.7	225.0	115.9
Asia	117.2	123.0	132.0
Total International	320.9	361.7	262.7
Consolidated long-lived assets	2,063.2	2,129.4	2,037.1

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived asset.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2019	2018	2017
Metalcasting	$291.2	$328.9	$294.3
Household, Personal Care & Specialty Products	376.6	348.5	294.6
Environmental Products	86.6	80.3	67.7
Building Materials	68.9	70.4	78.2
Paper PCC	364.9	378.5	377.7
Specialty PCC	69.1	66.9	66.0
Ground Calcium Carbonate	91.3	91.0	87.3
Talc	49.1	52.9	53.8
Refractory Products	244.8	261.1	226.9
Metallurgical Products	53.3	50.8	52.5
Energy Services	95.2	78.3	76.7
Total	$1,791.0	$1,807.6	$1,675.7

Note 22.  Quarterly Financial Data (unaudited)

	2019 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$199.2	$215.4	$207.3	$201.4
Specialty Minerals segment	144.4	145.1	143.1	141.8
Refractories segment	73.8	77.5	73.4	73.4
Energy Services segment	20.3	25.8	25.5	23.6
Net sales	437.7	463.8	449.3	440.2

Gross profit	109.7	112.0	111.2	107.7

Income from operations	62.0	45.5	53.5	47.7

Consolidated net income	40.0	27.6	39.1	29.6

Net income attributable to Minerals Technologies Inc. (MTI)	39.1	26.6	38.0	29.0

Basic earnings per share attributable to MTI shareholders	$1.11	$0.76	$1.09	$0.83

Diluted earnings per share attributable to MTI shareholders	$1.11	$0.75	$1.08	$0.83

Market price range per share of common stock:
High	$61.01	$63.20	$55.33	$58.12
Low	$49.47	$51.78	$45.55	$48.92
Close	$58.79	$53.51	$52.77	$57.63

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2018 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$187.3	$214.5	$219.5	$206.8
Specialty Minerals segment	149.6	150.9	146.3	142.5
Refractories segment	75.3	79.6	79.1	77.9
Energy Services segment	19.1	19.7	19.2	20.3
Net sales	431.3	464.7	464.1	447.5

Gross profit	113.5	115.9	119.2	112.8

Income from operations	62.6	62.8	68.2	62.3

Consolidated net income	41.1	45.2	42.9	44.0

Net income attributable to MTI	39.9	44.1	41.9	43.1

Basic earnings per share attributable to MTI shareholders	$1.13	$1.25	$1.19	$1.22

Diluted earnings per share attributable to MTI shareholders	$1.12	$1.24	$1.18	$1.22

Market price range per share of common stock:
High	$76.95	$76.40	$77.75	$67.65
Low	$66.10	$65.10	$65.75	$47.89
Close	$66.95	$75.35	$67.60	$51.34

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Measurement of projected pension benefit obligations
As discussed in Note 1 and Note 15 to the consolidated financial statements, the Company’s projected pension benefit obligations were $484 million as of December 31, 2019. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rate.
We identified the measurement of the Company’s projected pension benefit obligations to be a critical audit matter. Specialized skills are required to understand the Company’s assumptions. In particular, especially complex auditor judgement is required to assess the discount rate used in the projected pension benefit obligations.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s pension process, including a control related to the Company’s assessment of the discount rate utilized within the actuarial models. We obtained an understanding of the actuarial model used by the Company (including management’s experts) in selecting the discount rate for each plan and inquired as to whether there have been changes to this methodology in the current year. We also involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the Company’s analysis of the discount rate and assessed the discount rate considering the timing and amount of benefit payments used in the determination of the projected pension benefit obligation.

We have served as the Company’s auditor since 1992.
New York, New York
February 14, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Minerals Technologies Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
New York, New York
February 14, 2020

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

The Company assessed its internal control system as of December 31, 2019 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2019, its system of internal control over financial reporting was effective.

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

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 14, 2020

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2019
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.2	6.3	3.4	$12.9
Year Ended December 31, 2018
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$4.2	3.2	(4.2)	$3.2
Year Ended December 31, 2017
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$7.9	3.8	(7.5)	$4.2

(a)	Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.