Form 10-Q
period 2020-03-29
MINERALS TECHNOLOGIES INC
filed 2020-05-01
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

or

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

As of April 20, 2020, there were 34,111,702 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Mar. 29, 2020	Mar. 31, 2019

Product sales	$392.3	$417.4
Service revenue	25.2	20.3
Total net sales	417.5	437.7

Cost of goods sold	294.1	314.0
Cost of service revenue	16.6	14.0
Total cost of sales	310.7	328.0

Production margin	106.8	109.7

Marketing and administrative expenses	43.4	42.9
Research and development expenses	5.1	4.8
Litigation expenses	0.6	—

Income from operations	57.7	62.0

Interest expense, net	(9.3)	(11.4)
Other non-operating income (deductions), net	0.6	(1.4)
Total non-operating deductions, net	(8.7)	(12.8)

Income from operations before tax and equity in earnings	49.0	49.2

Provision for taxes on income	9.7	9.3
Equity in earnings of affiliates, net of tax	0.3	0.1

Consolidated net income	39.6	40.0
Less:
Net income attributable to non-controlling interests	1.0	0.9
Net income attributable to Minerals Technologies Inc.	$38.6	$39.1

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$1.12	$1.11

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$1.12	$1.11

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	34.4	35.2
Diluted	34.4	35.3

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Consolidated net income	$39.6	$40.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43.1)	(0.4)
Pension and postretirement plan adjustments	2.1	1.6
Unrealized gains on cash flow hedges	1.8	1.2
Total other comprehensive (loss) income, net of tax	(39.2)	2.4
Total comprehensive income including non-controlling interests	0.4	42.4
Comprehensive income (loss) attributable to non-controlling interests	0.3	(1.4)
Comprehensive income attributable to Minerals Technologies Inc.	$0.7	$41.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Mar. 29, 2020*	Dec. 31, 2019 **
ASSETS

Current assets:
Cash and cash equivalents	$214.3	$241.6
Short-term investments	3.8	1.6
Accounts receivable, net	382.7	376.2
Inventories	252.0	253.3
Prepaid expenses and other current assets	44.8	46.5
Total current assets	897.6	919.2

Property, plant and equipment	2,234.5	2,257.0
Less accumulated depreciation and depletion	(1,199.9)	(1,204.2)
Property, plant and equipment, net	1,034.6	1,052.8
Goodwill	805.6	807.4
Intangible assets	200.3	203.0
Deferred income taxes	23.6	23.0
Other assets and deferred charges	107.4	107.2
Total assets	$3,069.1	$3,112.6

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$100.9	$101.2
Current maturities of long-term debt	1.8	2.1
Accounts payable	158.0	163.4
Other current liabilities	120.8	131.8
Total current liabilities	381.5	398.5

Long-term debt, net of unamortized discount and deferred financing costs	824.9	824.3
Deferred income taxes	181.7	180.6
Accrued pension and post-retirement benefits	146.1	148.9
Other non-current liabilities	122.9	125.7
Total liabilities	1,657.1	1,678.0

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	442.8	442.2
Retained earnings	1,942.6	1,905.7
Accumulated other comprehensive loss	(328.2)	(290.4)
Less common stock held in treasury	(682.3)	(659.7)

Total Minerals Technologies Inc. shareholders' equity	1,379.8	1,402.7
Non-controlling interests	32.2	31.9
Total shareholders' equity	1,412.0	1,434.6
Total liabilities and shareholders' equity	$3,069.1	$3,112.6

*	Unaudited
**   Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Operating Activities:

Consolidated net income	$39.6	$40.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22.9	24.5
Reduction of right of use asset	3.1	3.4
Other non-cash items	1.7	2.1
Net changes in operating assets and liabilities	(37.0)	(39.2)
Net cash provided by operating activities	30.3	30.8

Investing Activities:

Purchases of property, plant and equipment, net	(16.6)	(17.6)
Proceeds from sale of short-term investments	0.7	0.9
Purchases of short-term investments	(3.7)	(1.5)
Net cash used in investing activities	(19.6)	(18.2)

Financing Activities:

Repayment of long-term debt	(0.5)	(15.8)
Repayment of short-term debt	(0.3)	(0.6)
Purchase of common stock for treasury	(22.6)	—
Proceeds from issuance of stock under option plan	0.4	0.1
Excess tax benefits related to stock incentive programs	(2.0)	(1.9)
Dividends paid to non-controlling interests	—	(0.1)
Capital contribution from non-controlling interests	0.7	0.8
Cash dividends paid	(1.7)	(1.7)
Net cash used in financing activities	(26.0)	(19.2)

Effect of exchange rate changes on cash and cash equivalents	(12.0)	0.5

Net decrease in cash and cash equivalents	(27.3)	(6.1)
Cash and cash equivalents at beginning of period	241.6	208.8
Cash and cash equivalents at end of period	$214.3	$202.7

Supplemental disclosure of cash flow information:
Interest paid	$8.9	$10.9
Income taxes paid	$6.2	$5.8

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	38.6	—	—	1.0	39.6
Other comprehensive income (loss)	—	—	—	(37.8)	—	(1.4)	(39.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Capital contribution from non-controlling interests	—	—	—	—	—	0.7	0.7
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(22.6)	—	(22.6)
Stock-based compensation	—	0.1	—	—	—	—	0.1
Balance as of March 29, 2020	$4.9	$442.8	$1,942.6	$(328.2)	$(682.3)	$32.2	$1,412.0

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	39.1	—	—	0.9	40.0
Other comprehensive income	—	—	—	1.9	—	0.5	2.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Stock based compensation	—	0.6	—	—	—	—	0.6
Balance as of March 31, 2019	$4.9	$432.6	$1,817.4	$(242.7)	$(618.7)	$33.9	$1,427.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month periods ended March 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost.  The Company adopted this guidance on January 1, 2020 using a modified retrospective transition method.  The Company did not record a cumulative-effect adjustment upon adoption of this standard.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging", which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments.  The standard is effective for interim and annual periods beginning on or after December 15, 2020.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 2.  COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. Around the world, the Company is closely adhering to all government regulations as they are issued. Applicable governmental directives across the United States and other global locations typically permit the continued operation of essential critical infrastructure sectors. As the Company supplies products and services to many essential industries, including critical manufacturing and energy sectors, all of our operations have qualified as essential businesses. Accordingly, the majority of the Company’s production facilities are currently operational. In a few locations, however, sites have been temporarily impacted by government directives.

The current economic environment related to the rapidly evolving global pandemic, which is slowing business activity in several key end-markets, is expected to negatively impact the Company’s second quarter results. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  The Company will continue to actively monitor and respond to the COVID-19 pandemic.
As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended March 29, 2020 and March 31, 2019:

(millions of dollars)	Three Months Ended
Net Sales	Mar. 29, 2020	Mar. 31, 2019

Metalcasting	$61.7	$73.2
Household, Personal Care & Specialty Products	96.2	94.8
Environmental Products	11.5	15.9
Building Materials	16.8	15.3
Performance Materials	186.2	199.2

Paper PCC	85.1	91.5
Specialty PCC	17.5	18.1
Ground Calcium Carbonate	22.6	22.3
Talc	11.9	12.5
Specialty Minerals	137.1	144.4

Refractory Products	55.8	62.0
Metallurgical Products	13.2	11.8
Refractories	69.0	73.8

Energy Services	25.2	20.3

Total	$417.5	$437.7

Note 4.  Earnings per Share (EPS)

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Mar. 29, 2020	Mar. 31, 2019

Net income attributable to Minerals Technologies Inc.	$38.6	$39.1

Weighted average shares outstanding	34.4	35.2
Dilutive effect of stock options and stock units	—	0.1
Weighted average shares outstanding, adjusted	34.4	35.3

Basic earnings per share attributable to Minerals Technologies Inc.	$1.12	$1.11

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.12	$1.11

Options to purchase 1,181,945 shares and 748,754 shares of common stock for the three-month periods ended March 29, 2020 and March 31, 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Restructuring and Other Items, net

At March 29, 2020, the Company had $4.6 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2020.

The following table is a reconciliation of our restructuring liability balance as of March 29, 2020:

(millions of dollars)
Restructuring liability, December 31, 2019	$5.0
Cash payments	(0.4)
Restructuring liability, March 29, 2020	$4.6

Note 6.  Income Taxes

Provision for taxes was $9.7 million and $9.3 million during the three-month periods ended March 29, 2020 and March 31, 2019, respectively.  The effective tax rate was 19.8% for the three months ended March 29, 2020 as compared with 18.9% in the prior year.

As of March 29, 2020, the Company had approximately $8.1 million of total unrecognized income tax benefits. Included in this amount were a total of $5.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net decrease of approximately $0.1 million during the three-months ended March 29, 2020  and  an accrued balance of $2.1 million of interest and penalties as of March 29, 2020.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Mar. 29, 2020	Dec. 31, 2019

Raw materials	$103.2	$105.9
Work-in-process	4.0	7.2
Finished goods	99.5	95.5
Packaging and supplies	45.3	44.7
Total inventories	$252.0	$253.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $805.6 million and $807.4 million as of March 29, 2020 and  December 31, 2019, respectively.  The change in goodwill from December 31, 2019 to March 29, 2020 is attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of March 29, 2020 and December 31, 2019 were as follows:

		March 29, 2020		December 31, 2019
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$203.8	$34.0	$203.9	$32.5
Technology	13	18.8	8.4	18.8	8.0
Patents and trademarks	19	6.4	6.0	6.4	5.9
Customer relationships	22	24.3	4.6	24.7	4.4
	32	$253.3	$53.0	$253.8	$50.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years.  Estimated amortization expense is $7.1 million for the remainder of 2020, $36.4 million for 2021–2024 and $156.8 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $9.7 million at March 29, 2020 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million.  The notional amount was $71 million at March 29, 2020.  The fair value of this swap is a liability of $0.2 million at March 29, 2020 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  As a result, the gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $16.6 million at March 29, 2020 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Mar. 29, 2020	December 31, 2019

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $15.1 million and $16.0 million	$642.9	$642.0
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.2 million and $0.2 million	177.9	177.8
Netherlands Term Loan due 2020	0.8	1.1
Netherlands Term Loan due 2022	0.8	1.0
Japan Loan Facilities	4.3	4.5
Total	826.7	826.4
Less: Current maturities	1.8	2.1
Total long-term debt	$824.9	$824.3

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarters preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00.  In connection with the Sivomatic acquisition, the Company incurred $113 million of short-term debt under the Revolving Facility.  As of March 29, 2020, there were $100 million in outstanding loans and $9.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During the first quarter of 2020, the Company repaid $0.4 million on these loans.

The Company has a committed loan facility in Japan.  As of March 29, 2020, $4.3 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.2 million on this facility during the first quarter of 2020.

As of March 29, 2020, the Company had $40.7 million in uncommitted short-term bank credit lines, of which approximately $0.9 million was in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Service cost	$2.0	$1.8
Interest cost	2.9	3.5
Expected return on plan assets	(5.2)	(4.6)
Amortization:
Prior service cost	0.1	0.1
Recognized net actuarial loss	2.8	2.3
Net periodic benefit cost	$2.6	$3.1

	Other Benefits
	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Service cost	$0.1	$—
Interest cost	—	0.1
Amortization:
Recognized net actuarial (gain)	(0.2)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $9.0 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2020.  As of March 29, 2020, approximately $3.2 million has been contributed to the pension plans and no contributions to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Amortization of pension items:
Pre-tax amount	$2.7	$2.2
Tax	(0.6)	(0.6)
Net of tax	$2.1	$1.6

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain on Derivative Instruments	Total

Balance as of December 31, 2019	$(200.2)	$(96.1)	$5.9	$(290.4)

Other comprehensive income (loss) before reclassifications	(41.7)	—	1.8	(39.9)
Amounts reclassified from AOCI	—	2.1	—	2.1
Net current period other comprehensive income (loss)	(41.7)	2.1	1.8	(37.8)
Balance as of March 29, 2020	$(241.9)	$(94.0)	$7.7	$(328.2)

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

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.5 million is included in other current liabilities and the long-term portion of the liability of approximately $23.0 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of March 29, 2020.

Note 14.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  As of March 29, 2020, the Company currently has three pending silica cases and 135 pending asbestos cases.  In total, 1,493 silica cases and 78 asbestos cases were dismissed as of the end of the first quarter, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Twenty nine new asbestos cases were filed in the first quarter of 2020.  Fourteen asbestos cases and no silica cases were dismissed during the first quarter of 2020.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 135 pending asbestos cases as of the end of the first quarter, 113 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  In sixteen of the twenty remaining non-AMCOL cases as of the end of the first quarter are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the four remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining two cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers, which demands damages (including fees, interest, and punitive damages) for the alleged destruction of Novinda’s business. The Company has meritorious defenses for this matter.  We are awaiting the outcome of the arbitration, which occurred in the fourth quarter of 2019.  The Company is not able to reasonably estimate the amount, if any, of reasonably possible loss from this matter and has not recorded a loss contingency liability. We do not expect the outcome of this matter to have a material adverse effect on our financial position although, if determined adversely, it could materially impact results of operations in the period recorded. There can be no assurance as to the ultimate outcome of this matter.  The Company has recorded litigation expenses of $11.5 million in total related to this matter as of  March 29, 2020.

Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut plant where both our Refractories segment and Specialty Minerals segment have operations.  We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site.  We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks.  We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 29, 2020.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 29, 2020.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended March 29, 2020 and March 31, 2019  is as follows:

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Net Sales
Performance Materials	$186.2	$199.2
Specialty Minerals	137.1	144.4
Refractories	69.0	73.8
Energy Services	25.2	20.3
Total	$417.5	$437.7

Income from Operations
Performance Materials	$24.1	$26.3
Specialty Minerals	20.3	22.0
Refractories	11.2	12.1
Energy Services	3.2	2.4
Total	$58.8	$62.8

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Income from operations for reportable segments	$58.8	$62.8
Unallocated and other corporate expenses	(1.1)	(0.8)
Consolidated income from operations	57.7	62.0
Non-operating deductions, net	(8.7)	(12.8)
Income from operations before tax and equity in earnings	$49.0	$49.2

The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019

Metalcasting	$61.7	$73.2
Household, Personal Care & Specialty Products	96.2	94.8
Environmental Products	11.5	15.9
Building Materials	16.8	15.3
Paper PCC	85.1	91.5
Specialty PCC	17.5	18.1
Ground Calcium Carbonate	22.6	22.3
Talc	11.9	12.5
Refractory Products	55.8	62.0
Metallurgical Products	13.2	11.8
Energy Services	25.2	20.3
Total	$417.5	$437.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of March 29, 2020, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 29, 2020 and March 31, 2019, the related condensed consolidated statements of cash flows for the three-month periods ended March 29, 2020 and March 31, 2019, the related condensed statements of changes in shareholder's equity for the three-month periods ended March 29, 2020 and March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2020

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2020 were $417.5 million, as compared with $437.7 million in the prior year. Income from operations was $57.7 million and represented 13.8% of sales, as compared with $62.0 million and 14.2% of sales in the prior year.  Included in income from operations for the first quarter of 2020 were litigation expenses of $0.6 million associated with the bankruptcy of Novinda Corp.  Net income was $38.6 million, as compared to $39.1 million in the first quarter of 2019.  Diluted earnings in the first quarter ended March 29, 2020 were $1.12 per share, as compared with $1.11 per share in 2019.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. We have remained focused on the health and safety of our employees, and have implemented enhanced protocols across all of our locations. We have also conducted scenario planning and developed contingency plans to ensure we are supporting our customers and adjusting to changing market dynamics. Around the world, the Company is closely adhering to all government regulations as they are issued. Applicable governmental directives across the United States and other global locations typically permit the continued operation of essential critical infrastructure sectors. As the Company supplies products and services to many essential industries, including critical manufacturing and energy sectors, all of our operations have qualified as essential businesses. Accordingly, the majority of the Company’s production facilities are currently operational. In a few locations, however, sites have been temporarily impacted by government directives.

The COVID-19 pandemic affected sales in the first quarter of 2020 by approximately $7 million. The current economic environment related to the rapidly evolving global pandemic, which is slowing business activity in several key end-markets, is expected to negatively impact the Company’s second quarter results.  The pandemic has affected and we expect will continue to affect the demand for a number of our Performance Materials segment’s products and services. We expect paper consumption to be down in the next quarter. Global steel production has been and will continue to be affected by volatility in the market due to the COVID-19 pandemic and we expect steel consumption to be lower due to delays in the construction and automotive industries, which will impact our Refractory segment. Oil and natural gas prices have decreased significantly as a result of the COVID-19 pandemic, which, if sustained, will continue to cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities.

The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic. We are actively managing the business to maintain cash flow.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $218.1 million as of March 29, 2020.  The Company currently has more than $400 million of available liquidity, including cash on hand as well as  availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

While the COVID-19 pandemic did not have a material adverse effect on our reported results for our first fiscal quarter, we expect it will negatively impact our business and results of operations for our second quarter.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic.

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2020, as follows:

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

Results of Operations

Three months ended March 29, 2020 as compared with three months ended March 31, 2019

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Mar. 29, 2020	Mar. 31, 2019	% Growth

Net sales	$417.5	$437.7	(5)%
Cost of sales	310.7	328.0	(5)%
Production margin	106.8	109.7	(3)%
Production margin %	25.6%	25.1%

Marketing and administrative expenses	43.4	42.9	1%
Research and development expenses	5.1	4.8	6%
Litigation expenses	0.6	—	*

Income from operations	57.7	62.0	(7)%
Operating margin %	13.8%	14.2%

Interest expense, net	(9.3)	(11.4)	(18)%
Other non-operating income (deductions), net	0.6	(1.4)	(143)%
Total non-operating deductions, net	(8.7)	(12.8)	(32)%

Income from operations before tax and equity in earnings	49.0	49.2	0%
Provision for taxes on income	9.7	9.3	4%
Effective tax rate	19.8%	18.9%

Equity in earnings of affiliates, net of tax	0.3	0.1	200%

Net income	39.6	40.0	(1)%

Net income attributable to non-controlling interests	1.0	0.9	11%
Net income attributable to Minerals Technologies Inc.	$38.6	$39.1	(1)%

Net Sales

	Three Months Ended Mar. 29, 2020			Three Months Ended Mar. 31, 2019
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$226.9	54.3%	(2)%	$231.7	52.9%
International	190.6	45.7%	(7)%	206.0	47.1%
Total sales	$417.5	100.0%	(5)%	$437.7	100.0%

Performance Materials Segment	$186.2	44.6%	(7)%	$199.2	45.5%
Specialty Minerals Segment	137.1	32.8%	(5)%	144.4	33.0%
Refractories Segment	69.0	16.5%	(7)%	73.8	16.9%
Energy Services Segment	25.2	6.0%	24%	20.3	4.6%
Total sales	$417.5	100.0%	(5)%	$437.7	100.0%

Worldwide net sales decreased 5% to $417.5 million in the first quarter from $437.7 million in the prior year.  The COVID-19 pandemic affected sales in the first quarter of 2020 by approximately $7.0 million. In addition, foreign exchange had an unfavorable impact on sales of approximately $6.0 million or 1%.

Net sales in the United States decreased to $226.9 million from $231.7 million in the prior year.  International sales decreased 7% to $190.6 million from $206.0 million in the prior year.

Operating Costs and Expenses

Cost of sales was $310.7 million and represented 74.4% of sales for the three month period ended March 29, 2020, as compared with $328.0 million and 74.9% of sales in the prior year.  Production margin increased from 25.1% of sales to 25.6% of sales.  This improvement was primarily due to higher selling prices and cost control.

Marketing and administrative costs were $43.4 million and 10.4% of sales for the three months ended March 29, 2020, as  compared to $42.9 million and 9.8% of sales in the prior year.

Research and development expenses were $5.1 million and represented 1.2% of sales for the three months ended March 29, 2020, as compared with $4.8 million and 1.1% of sales in the prior year.

The Company recorded $0.6 million related to litigation costs associated with the bankruptcy of Novinda Corp. for the three months ended March 29, 2020.

Income from Operations

The Company recorded income from operations of $57.7 million as compared to $62.0 million in the prior year.

Other Non-Operating Income (Deductions)

In the first quarter of 2020, non-operating deductions were $8.7 million as compared with $12.8 million in the prior year.  The decrease was primarily related to lower interest expense and higher foreign exchange gains during the three months ended March 29, 2020 as compared with the prior year.

Provision for Taxes on Income

Provision for taxes on income was $9.7 million and $9.3 million for the three months ended March 29, 2020 and March 31, 2019, respectively.  The effective tax rate was 19.8% and 18.9% for the three months ended March 29, 2020 and March 31, 2019, respectively.  The higher effective tax rate was primarily due to the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $38.6 million for the three months ended March 29, 2020, as compared with $39.1 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	Mar. 29, 2020	Mar. 31, 2019	% Growth
	(millions of dollars)
Net Sales
Metalcasting	$61.7	$73.2	(16)%
Household, Personal Care & Specialty Products	96.2	94.8	1%
Environmental Products	11.5	15.9	(28)%
Building Materials	16.8	15.3	10%
Total net sales	$186.2	$199.2	(7)%

Income from operations	$24.1	$26.3
% of net sales	12.9%	13.2%

Net sales in the Performance Materials segment decreased 7% to $186.2 million from $199.2 million in the prior year.  The impact of COVID-19 in China and late in the quarter in North America contributed to approximately half of the decline from prior year. Sales in Metalcasting decreased primarily due to weaker foundry demand in the U.S. and Asia, including the impact of COVID-19.   Household, Personal Care & Specialty Products sales increased 1%, driven by continued growth in our global pet care business, which grew 6%, as well as 4% growth in our personal care business.  Environmental Products sales decreased 28%  primarily due to a large project completed in the prior year. Building Materials sales increased 10% primarily driven by increased North American construction activity.

Income from operations was $24.1 million and 12.9% of sales as compared to $26.3 million and 13.2% of sales in the prior year.  Operating income and margins were affected primarily by the lower Metalcasting sales.

	Three Months Ended
Specialty Minerals Segment	Mar. 29, 2020	Mar. 31, 2019	% Growth
	(millions of dollars)
Net Sales
Paper PCC	$85.1	$91.5	(7)%
Specialty PCC	17.5	18.1	(3)%
PCC Products	$102.6	$109.6	(6)%

Ground Calcium Carbonate	$22.6	$22.3	1%
Talc	11.9	12.5	(5)%
Processed Minerals Products	$34.5	$34.8	(1)%

Total net sales	$137.1	$144.4	(5)%

Income from operations	$20.3	$22.0	(8)%
% of net sales	14.8%	15.2%

Worldwide sales in the Specialty Minerals segment were $137.1 million, as compared with $144.4 million in the prior year, a decrease of 5%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 6% to $102.6 million from $109.6 million in the prior year.  Paper PCC sales decreased 7% to $85.1 million from $91.5 million in the prior year, primarily due to previously announced customer paper machine shutdowns in North America.  This was partially offset by Paper PCC sales in Asia, which grew 4% driven by 8% growth in China.  Sales of Specialty PCC decreased 3% to $17.5 million from $18.1 million in the prior year, as demand slowed late in the first quarter.

Net sales of Processed Minerals products decreased 1% to $34.5 million.  Ground Calcium Carbonate sales increased 1% to  $22.6 for the three month periods ending March 29, 2020 as compared to prior year.  Talc sales decreased 5% to $11.9 million as compared with $12.5 million in the prior year.

Income from operations for Specialty Minerals was $20.3 million as compared with $22.0 million in the prior year and represented 14.8% of sales.  The decrease in operating income was primarily due to the paper mill shutdowns in North America. This was partially offset by higher pricing and cost control.

	Three Months Ended
Refractories Segment	Mar. 29, 2020	Mar. 31, 2019	% Growth
	(millions of dollars)
Net Sales
Refractory Products	$55.8	$62.0	(10)%
Metallurgical Products	13.2	11.8	12%
Total net sales	$69.0	$73.8	(7)%

Income from operations	$11.2	$12.1	(7)%
% of net sales	16.2%	16.4%

Net sales in the Refractories segment decreased 7% to $69.0 million from $73.8 million in the prior year driven by lower Refractory sales globally, partially offset by higher Metallurgical Products sales.  Sales of refractory products and systems to steel and other industrial applications decreased 10% to $55.8 million due to lower demand from steel mills in the U.S., lower equipment sales and the impact of foreign exchange.  Sales of metallurgical products increased 12% to $13.2 million.

Income from operations was $11.2 million and 16.2% of sales as compared with $12.1 million and 16.4% of sales in the prior year due to lower volumes.

	Three Months Ended
Energy Services Segment	Mar. 29, 2020	Mar. 31, 2019	% Growth
	(millions of dollars)

Net Sales	$25.2	$20.3	24%

Income from operations	$3.2	$2.4	33%
% of net sales	12.7%	11.8%

Net sales in the Energy Services segment increased 24% to $25.2 million from $20.3 million in the prior year, primarily driven by higher well testing activity in the Gulf of Mexico and increased international sales.

Operating income was $3.2 million as compared with $2.4 million in the prior year.

Liquidity and Capital Resources

Cash provided from operations during the three months ended March 29, 2020, was approximately $30 million.  Cash flows provided from operations during the first quarter of 2020 were principally used to fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2020 - $1.7 million; 2021 - $182.1 million; 2022 - $0.2 million; 2023 - $0.0 million; 2024 - $658.0 million; thereafter - $0.0 million.

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $15 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of, initially, 5.25 to 1.00 for the four fiscal quarter periods preceding such day. Such maximum net leverage ratio requirement is subject to decrease during the duration of the facility to a minimum level (when applicable) of 3.50 to 1.00. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility.  As of March 29, 2020, there were $100 million in outstanding loans and $9.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  In the first quarter of 2020, the Company repaid $0.4 million on these loans.

The Company has a committed loan facility in Japan. As of March 29, 2020, $4.3 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.2 million on this facility during the first quarter of 2020.

As of March 29, 2020, the Company had $40.7 million in uncommitted short-term bank credit lines, of which approximately $0.9 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2020 should be between $50 million and $60 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.  The fair value of this instrument at March 29, 2020 was a liability of $0.2 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at March 29, 2020 was an asset of $6.9 million.

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of March 29, 2020, 851,258 shares have been repurchased under this program for $42.6 million, or an average price of approximately $50.00 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended March 29, 2020, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company's contractual obligations, see "Liquidity and Capital Resources" in "Management's Discussion and  Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include the duration and scope of the COVID-19 pandemic, and government and other third-party responses to it; worldwide general economic, business, and industry conditions, including the effects of the COVID-19 pandemic on the global economy; the cyclicality of our customers’ businesses and their changing demands; the dependence of certain of our product lines on the commercial construction and infrastructure markets, the domestic building and construction markets, and the automotive market; our ability to effectively achieve and implement our growth initiatives; our ability to service our debt; our ability to comply with the covenants in our senior secured credit facility; our ability to renew or extend long term sales contracts for our PCC satellite operations; consolidation in customer industries, principally paper, foundry and steel; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; our ability to successfully develop new products; our ability to ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations; increases in costs of raw materials, energy, or shipping; our ability to compete in very competitive industries; operating risks and capacity limitations affecting our production facilities; seasonality of some of our segments; cybersecurity and other threats relating to our information technology systems; and other risks set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging", which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments.  The standard is effective for interim and annual periods beginning on or after December 15, 2020.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost.  The Company adopted this guidance on January 1, 2020 using a modified retrospective transition method.  The Company did not record a cumulative-effect adjustment upon adoption of this standard.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $4.4 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at March 29, 2020 was a liability of $0.2 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at March 29, 2020 was an asset of $6.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  As of March 29, 2020, the Company currently has three pending silica cases and 135 pending asbestos cases.  In total, 1,493 silica cases and 78 asbestos cases were dismissed as of the end of the first quarter, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Twenty nine new asbestos cases were filed in the first quarter of 2020.  Fourteen asbestos cases and no silica cases were dismissed during the first quarter of 2020.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only 1 silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 135 pending asbestos cases as of the end of the first quarter, 113 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  In sixteen of the twenty remaining non-AMCOL cases as of the end of the first quarter are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the  four remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining two cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Other Litigation

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers, which demands damages (including fees, interest, and punitive damages) for the alleged destruction of Novinda’s business. The Company has meritorious defenses for this matter.  We are awaiting the outcome of the arbitration, which occurred in the fourth quarter of 2019.  The Company is not able to reasonably estimate the amount, if any, of reasonably possible loss from this matter and has not recorded a loss contingency liability. We do not expect the outcome of this matter to have a material adverse effect on our financial position although, if determined adversely, it could materially impact results of operations in the period recorded. There can be no assurance as to the ultimate outcome of this matter.  The Company has recorded litigation expenses of $11.5 million in total related to this matter as of  March 29, 2020.

Environmental Matters

On April 9, 2003, the Connecticut Department of Environmental Protection issued an administrative consent order relating to our Canaan, Connecticut plant where both our Refractories segment and Specialty Minerals segment have operations.  We agreed to the order, which includes provisions requiring investigation and remediation of contamination associated with historic use of polychlorinated biphenyls ("PCBs") and mercury at a portion of the site.  We have completed the required investigations and submitted several reports characterizing the contamination and assessing site-specific risks.  We are awaiting regulators’ approval of the risk assessment report, which will form the basis for a proposal by the Company concerning eventual remediation.

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of March 29, 2020.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of March 29, 2020.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2019 Annual Report on Form 10-K, except for the following:

We have been and expect to continue to be adversely affected by the recent COVID-19 outbreak.

The COVID-19 outbreak, declared a pandemic by the World Health Organization, has surfaced in nearly all regions around the world.  Governments around the world have taken preventative measures to contain or mitigate the outbreak, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. This has affected, and is continuing to affect, the global economy, the United States economy and the global financial markets.  The outbreak and resulting preventative measures have disrupted our operations and affected our business, and we expect this to continue.  The impacts include, but are not limited to, the following:

●
We have experienced, and expect to experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate.  We may also be required to close certain of our facilities for the safety of our employees in response to positive diagnoses for COVID-19.  Even in facilities that are not closed, we could be affected by reductions in employee availability and effectiveness,  changes in operating procedures, and increased costs.

●
Our customers have been, and may continue to be, affected by COVID-19 and the business slowdown caused by preventative measures, resulting in decreased demand for our products and services, delayed payments from customers and uncollectable accounts.

●
Our supply chain has been, and could continue to be, disrupted.  This could materially adversely impact our ability to secure raw materials and supplies for our facilities, which could materially adversely affect our operations.

●	Significant disruption of global financial markets could have a negative impact on our ability to access capital in the future.
●	Further or prolonged impact from COVID-19 could result in impairment of asset charges, including long-lived or intangible assets, inventory or bad debt charges.

We cannot predict the degree to which, or the time period that, global economic conditions and our business, sales, liquidity, financial condition and results of operations will continue to be affected by the COVID-19 pandemic and the resulting preventative measures.  The extent to which we are affected will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.  The effects on our business, sales, liquidity, financial condition and results of operations could be material.

Our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends and we may not be able to mitigate these risks.

Our Performance Materials segment’s sales are predominantly derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions, including the current conditions resulting from the COVID-19 pandemic, which has affected and we expect will continue to affect the demand for our Performance Materials segment’s products and services.

In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease. The reduced demand for premium writing paper products has also caused recent paper mill closures. We expect paper consumption to be down in the next quarter as a result of the COVID-19 pandemic.

Our Refractories segment primarily serves the steel industry.  Global steel production has been and will continue to be affected by volatility in the market due to the COVID-19 pandemic.  We expect steel consumption to be lower due to delays in the construction and automotive industries.

Demand for our Energy Services segment’s products and services is affected by the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly as a result of the COVID-19 pandemic with West Texas Intermediate (WTI) oil spot prices declining from a high of $63 per barrel in January 2020 to a low of $13 per barrel in April 2020. We expect the current decline, if sustained, will continue to cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities. This has the effect of decreasing the demand and increasing competition for the services we provide. In addition, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 - January 26	100,362	$56.91	460,735	$49,294,219
January 27 - February 23	101,294	$55.77	562,029	$43,645,151
February 24 - March 29	289,229	$38.76	851,258	$32,434,290
Total	490,885	$45.98

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of March 29, 2020, 851,258 shares have been repurchased under this program for $42.6 million, or an average price of approximately $50.00 per share.

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

May 1, 2020