Form 10-Q
period 2020-06-28
MINERALS TECHNOLOGIES INC
filed 2020-07-31
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

or

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

As of July 20, 2020, there were 34,119,516 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 28, 2020 and June 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 28, 2020 and June 30, 2019 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of June 28, 2020 (Unaudited) and December 31, 2019	5

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 28, 2020 and June 30, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three-month and six-month periods ended June 28, 2020 and June 30, 2019 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Default Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signature		40

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Product sales	$339.5	$438.0	$731.8	$855.4
Service revenue	17.7	25.8	42.9	46.1
Total net sales	357.2	463.8	774.7	901.5

Cost of goods sold	256.6	334.0	550.7	648.0
Cost of service revenue	11.7	17.8	28.3	31.8
Total cost of sales	268.3	351.8	579.0	679.8

Production margin	88.9	112.0	195.7	221.7

Marketing and administrative expenses	41.8	48.4	85.2	91.3
Research and development expenses	5.1	4.9	10.2	9.7
Litigation expenses	8.3	—	8.9	—
Restructuring and other items, net	6.5	13.2	6.5	13.2

Income from operations	27.2	45.5	84.9	107.5

Interest expense, net	(8.1)	(10.9)	(17.4)	(22.3)
Non-cash pension settlement charge	(4.3)	—	(4.3)	—
Other non-operating income (deductions), net	(0.2)	(2.4)	0.4	(3.8)
Total non-operating deductions, net	(12.6)	(13.3)	(21.3)	(26.1)

Income from operations before tax and equity in earnings	14.6	32.2	63.6	81.4
Provision for taxes on income	0.9	5.1	10.6	14.4
Equity in earnings of affiliates, net of tax	1.2	0.5	1.5	0.6

Consolidated net income	14.9	27.6	54.5	67.6
Less:
Net income attributable to non-controlling interests	0.5	1.0	1.5	1.9
Net income attributable to Minerals Technologies Inc.	$14.4	$26.6	$53.0	$65.7

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$0.42	$0.76	$1.55	$1.87

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$0.42	$0.75	$1.55	$1.86

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	34.1	35.2	34.2	35.2
Diluted	34.1	35.3	34.3	35.3

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Consolidated net income	$14.9	$27.6	$54.5	$67.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.9	(18.7)	(35.2)	(19.1)
Pension and postretirement plan adjustments	5.3	1.7	7.4	3.3
Unrealized gains (losses) on derivative instruments	(0.8)	(3.3)	1.0	(2.1)
Total other comprehensive income (loss), net of tax	12.4	(20.3)	(26.8)	(17.9)
Total comprehensive income including non-controlling interests	27.3	7.3	27.7	49.7
Comprehensive income attributable to non-controlling interests	(1.5)	(0.8)	(1.2)	(2.2)
Comprehensive income attributable to Minerals Technologies Inc.	$25.8	$6.5	$26.5	$47.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Jun. 28, 2020*	Dec. 31, 2019 **
ASSETS

Current assets:
Cash and cash equivalents	$232.8	$241.6
Short-term investments	5.4	1.6
Accounts receivable, net	336.8	376.2
Inventories	269.8	253.3
Prepaid expenses and other current assets	39.6	46.5
Total current assets	884.4	919.2

Property, plant and equipment	2,217.9	2,257.0
Less accumulated depreciation and depletion	(1,194.3)	(1,204.2)
Property, plant and equipment, net	1,023.6	1,052.8
Goodwill	805.8	807.4
Intangible assets	198.5	203.0
Deferred income taxes	23.0	23.0
Other assets and deferred charges	121.6	107.2
Total assets	$3,056.9	$3,112.6

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$100.3	$101.2
Current maturities of long-term debt	149.2	2.1
Accounts payable	139.4	163.4
Other current liabilities	120.1	131.8
Total current liabilities	509.0	398.5

Long-term debt, net of unamortized discount and deferred financing costs	647.7	824.3
Deferred income taxes	181.4	180.6
Accrued pension and post-retirement benefits	145.9	148.9
Other non-current liabilities	132.1	125.7
Total liabilities	1,616.1	1,678.0

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	445.5	442.2
Retained earnings	1,955.3	1,905.7
Accumulated other comprehensive loss	(316.9)	(290.4)
Less common stock held in treasury	(682.3)	(659.7)

Total Minerals Technologies Inc. shareholders' equity	1,406.5	1,402.7
Non-controlling interests	34.3	31.9
Total shareholders' equity	1,440.8	1,434.6
Total liabilities and shareholders' equity	$3,056.9	$3,112.6

*	Unaudited
**   Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019

Operating Activities:

Consolidated net income	$54.5	$67.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46.3	48.9
Non-cash pension settlement costs	4.3	—
Reduction of right of use asset	6.2	6.6
Asset impairment charge	6.0	7.5
Other non-cash items	1.3	4.5
Pension plan funding	(4.3)	(3.1)
Net changes in operating assets and liabilities	(20.2)	(33.7)
Net cash provided by operating activities	94.1	98.3

Investing Activities:

Purchases of property, plant and equipment, net	(31.6)	(35.5)
Proceeds from sale of short-term investments	0.7	3.4
Purchases of short-term investments	(5.5)	(4.7)
Other investing activities	—	(0.8)
Net cash used in investing activities	(36.4)	(37.6)

Financing Activities:

Repayment of long-term debt	(31.3)	(36.6)
Repayment of short-term debt	(0.9)	(1.1)
Purchase of common stock for treasury	(22.6)	(10.0)
Proceeds from issuance of stock under option plan	0.7	0.4
Excess tax benefits related to stock incentive programs	(2.1)	(1.9)
Dividends paid to non-controlling interests	(0.5)	(3.9)
Capital contribution from non-controlling interests	1.7	0.6
Cash dividends paid	(3.4)	(3.5)
Net cash used in financing activities	(58.4)	(56.0)

Effect of exchange rate changes on cash and cash equivalents	(8.1)	1.0

Net (decrease) increase in cash and cash equivalents	(8.8)	5.7
Cash and cash equivalents at beginning of period	241.6	208.8
Cash and cash equivalents at end of period	$232.8	$214.5

Supplemental disclosure of cash flow information:
Interest paid	$16.9	$21.9
Income taxes paid	$14.6	$13.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	38.6	—	—	1.0	39.6
Other comprehensive loss	—	—	—	(37.8)	—	(1.4)	(39.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Capital contribution from non-controlling interests	—	—	—	—	—	0.7	0.7
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(22.6)	—	(22.6)
Stock-based compensation	—	0.1	—	—	—	—	0.1
Balance as of March 29, 2020	$4.9	$442.8	$1,942.6	$(328.2)	$(682.3)	$32.2	$1,412.0

Net income	—	—	14.4	—	—	0.5	14.9
Other comprehensive income	—	—	—	11.3	—	1.1	12.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Capital contribution from non-controlling interests	—	—	—	—	—	1.0	1.0
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.5	—	—	—	—	2.5
Balance as of June 28, 2020	$4.9	$445.5	$1,955.3	$(316.9)	$(682.3)	$34.3	$1,440.8

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	39.1	—	—	0.9	40.0
Other comprehensive income	—	—	—	1.9	—	0.5	2.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.8	0.8
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Stock based compensation	—	0.6	—	—	—	—	0.6
Balance as of March 31, 2019	$4.9	$432.6	$1,817.4	$(242.7)	$(618.7)	$33.9	$1,427.4

Net income	—	—	26.6	—	—	1.0	27.6
Other comprehensive loss	—	—	—	(20.1)	—	(0.2)	(20.3)
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(3.8)	(3.8)
Capital contribution from non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock based compensation	—	2.5	—	—	—	—	2.5
Purchase of common stock for treasury	—	—	—	—	(10.0)	—	(10.0)
Balance as of June 30, 2019	$4.9	$435.3	$1,842.2	$(262.8)	$(628.7)	$30.7	$1,421.6

See accompanying Notes to Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services.

–
The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products and leonardite. This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction projects.

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

Note 2.  COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. Around the world, the Company has been closely adhering to all government regulations as they are issued. Applicable governmental directives across the United States and other global locations have typically permitted the continued operation of essential critical infrastructure sectors. As the Company supplies products and services to many essential industries, including critical manufacturing and energy sectors, all of our operations have qualified as essential businesses. Accordingly, all of the Company’s production facilities are currently operational. In a few locations, however, sites were temporarily impacted by the pandemic.

The recent economic environment related to the rapidly evolving global pandemic, which has slowed business activity in several key end-markets, negatively impacted the Company’s second quarter results and will continue to impact our results in the third quarter. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, including the continued severity of the pandemic and future actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  The Company will continue to actively monitor and respond to the COVID-19 pandemic.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the negative financial impact to our future results cannot be reasonably estimated, but could be material.  We are actively managing the business to maintain cash flow and we have significant liquidity. We believe that these factors will allow us to meet our anticipated funding requirements.

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

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended June 28, 2020 and June 30, 2019 :

(millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Metalcasting	$52.8	$75.8	$114.5	$149.0
Household, Personal Care & Specialty Products	87.9	91.5	184.1	186.3
Environmental Products	19.9	29.0	31.4	44.9
Building Materials	13.2	19.1	30.0	34.4
Performance Materials	173.8	215.4	360.0	414.6

Paper PCC	65.5	90.2	150.6	181.7
Specialty PCC	14.9	17.3	32.4	35.4
Ground Calcium Carbonate	20.6	24.8	43.2	47.1
Talc	8.8	12.8	20.7	25.3
Specialty Minerals	109.8	145.1	246.9	289.5

Refractory Products	47.1	61.0	102.9	123.0
Metallurgical Products	8.8	16.5	22.0	28.3
Refractories	55.9	77.5	124.9	151.3

Energy Services	17.7	25.8	42.9	46.1

Total	$357.2	$463.8	$774.7	$901.5

Note 4.  Earnings per Share (EPS)

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Net income attributable to Minerals Technologies Inc.	$14.4	$26.6	$53.0	$65.7

Weighted average shares outstanding	34.1	35.2	34.2	35.2
Dilutive effect of stock options and stock units	—	0.1	0.1	0.1
Weighted average shares outstanding, adjusted	34.1	35.3	34.3	35.3

Basic earnings per share attributable to Minerals Technologies Inc.	$0.42	$0.76	$1.55	$1.87

Diluted earnings per share attributable to Minerals Technologies Inc.	$0.42	$0.75	$1.55	$1.86

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase 1,448,699 shares and 470,304 shares of common stock for the three-month and six-month periods ended June 28, 2020 and June 30, 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

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

In June 2020, Verso Papers announced they would be idling two of their paper mills indefinitely.  As a result, the Company recorded a non-cash write-down of assets charge of $6.0 million and $0.3 million in severance related costs for its Paper PCC satellite facilities at these mills.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to for the three and six-months ending June 28, 2020 and June 30, 2019:

(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019

Asset Write-Downs
Performance Materials	$—	$4.2
Specialty Minerals	6.0	1.6
Energy Services	—	1.7
Total charge for asset write-down	$6.0	$7.5

Severance and other related costs
Performance Materials	$—	$2.8
Specialty Minerals	0.3	0.9
Refractories	—	0.8
Energy Services	—	0.1
Corporate	—	1.1
Total severance and other related costs	$0.3	$5.7

Other
Corporate	$0.2	$—

Total restructuring and other items, net	$6.5	$13.2

At June 28, 2020, the Company had $4.6 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2020.

The following table is a reconciliation of our restructuring liability balance as of June 28, 2020:

(millions of dollars)
Restructuring liability, December 31, 2019	$5.0
Additional provision	0.3
Cash payments	(0.7)
Restructuring liability, June 28, 2020	$4.6

Note 6.  Income Taxes

Provision for taxes was $0.9 million and $10.6 million during the three and six-month periods ended June 28, 2020, respectively.  The effective tax rate was 6.2%, as compared with 15.8% in the prior year.  The lower effective tax rate was primarily due to restructuring and other charges and to the mix of earnings.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 28, 2020, the Company had approximately $8.2 million of total unrecognized income tax benefits. Included in this amount were a total of $5.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million and $0.2 million during the three and six-months ended June 28, 2020  and an accrued balance of $2.2 million of interest and penalties as of June 28, 2020.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Jun. 28, 2020	Dec. 31, 2019

Raw materials	$116.1	$105.9
Work-in-process	9.7	7.2
Finished goods	98.4	95.5
Packaging and supplies	45.6	44.7
Total inventories	$269.8	$253.3

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $805.8 million and $807.4 million as of June 28, 2020 and December 31, 2019, respectively.  The change in goodwill from December 31, 2019 to June 28, 2020 is attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of June 28, 2020 and December 31, 2019 were as follows:

		June 28, 2020		December 31, 2019
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$203.9	$35.4	$203.9	$32.5
Technology	13	18.8	8.8	18.8	8.0
Patents and trademarks	19	6.4	6.0	6.4	5.9
Customer relationships	22	24.8	5.2	24.7	4.4
	32	$253.9	$55.4	$253.8	$50.8

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years.  Estimated amortization expense is $4.8 million for the remainder of 2020, $36.4 million for 2021–2024 and $157.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $9.2 million at June 28, 2020 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million.  The notional amount was $57 million at June 28, 2020.  The fair value of this swap is a liability of $0.2 million at June 28, 2020 and is recorded in other current liabilities on the Condensed Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  As a result, the gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $15.1 million at June 28, 2020 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Jun. 28, 2020	December 31, 2019

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $14.2 million and $16.0 million	$643.7	$642.0
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $0.1 million and $0.2 million	147.9	177.8
Netherlands Term Loan due 2020	0.3	1.1
Netherlands Term Loan due 2022	0.7	1.0
Japan Loan Facilities	4.3	4.5
Total	796.9	826.4
Less: Current maturities	149.2	2.1
Total long-term debt	$647.7	$824.3

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1.560 billion senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility.

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility.  As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance its then existing senior secured revolving credit facility. In connection with the Third Amendment, the existing senior secured revolving credit facility was replaced with a new revolving credit facility with $300 million of aggregate commitments (the “Revolving Credit Facility” and, together with the Term Facility, the “Senior Secured Credit Facilities”).  Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility are scheduled to mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility are scheduled to mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%.  Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds.  The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment.  The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment.  The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of  3.50 to 1.00 for the four fiscal quarters preceding such day. In connection with the Sivomatic acquisition, the Company incurred $113 million of short-term debt under the Revolving Facility.  As of June 28, 2020, there were $100 million in outstanding loans and $9.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During the first half of 2020, the Company repaid $1.0 million on these loans.

The Company has a committed loan facility in Japan.  As of June 28, 2020, $4.3 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.3 million on this facility during the first half of 2020.

As of June 28, 2020, the Company had $41.8 million in uncommitted short-term bank credit lines, of which approximately $0.3 million was in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Service cost	$2.0	$1.8	$3.9	$3.6
Interest cost	2.9	3.6	5.9	7.1
Expected return on plan assets	(5.2)	(4.6)	(10.4)	(9.2)
Amortization:
Prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	2.8	2.3	5.6	4.6
Settlement loss	4.3	—	4.3	—
Net periodic benefit cost	$6.9	$3.2	$9.5	$6.3

	Other Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.1	—	0.1	0.1
Amortization:
Recognized net actuarial (gain) loss	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $9.0 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2020. As of June 28, 2020, $4.3 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Amortization of pension items:
Pre-tax amount	$7.0	$2.2	$9.7	$4.4
Tax	(1.7)	(0.5)	(2.3)	(1.1)
Net of tax	$5.3	$1.7	$7.4	$3.3

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2019	$(200.2)	$(96.1)	$5.9	$(290.4)

Other comprehensive income (loss) before reclassifications	(34.9)	—	1.1	(33.8)
Amounts reclassified from AOCI	—	7.3	—	7.3
Net current period other comprehensive income (loss)	(34.9)	7.3	1.1	(26.5)
Balance as of June 28, 2020	$(235.1)	$(88.8)	$7.0	$(316.9)

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

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of June 28, 2020.

Note 14.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business.

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  As of June 28, 2020, the Company currently has three pending silica cases and 176 pending asbestos cases.  In total, 1,493 silica cases and 83 asbestos cases were dismissed as of the end of the first quarter, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Forty-six new asbestos cases were filed in the second quarter of 2020.  Five asbestos cases and no silica cases were dismissed during the second quarter of 2020. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 176 pending asbestos cases as of the end of the second quarter, 136 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  Thirty-three of the thirty-eight remaining non-AMCOL cases as of the end of the second quarter are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the five remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining two cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers for the alleged destruction of Novinda’s business. In the second quarter of 2020, the arbitration panel rendered an award in the arbitration, finding for the Company in part and for Novinda in part.  The total amount of the award has not yet been finalized. The Company has recorded a charge of $8.0 million related to this matter in the second quarter of 2020, representing its reasonable estimate of the damages, interest and costs awarded by the panel to Novinda. In addition, the Company has recorded a total of  $11.8 million in litigation expense related to this matter, $ 0.9 million of which was recorded in 2020.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 28, 2020.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 28, 2020.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 15.  Segment and Related Information

The Company has four reportable segments: Performance Materials, Specialty Minerals, Refractories and Energy Services.  See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended June 28, 2020 and June 30, 2019  is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Net Sales
Performance Materials	$173.8	$215.4	$360.0	$414.6
Specialty Minerals	109.8	145.1	246.9	289.5
Refractories	55.9	77.5	124.9	151.3
Energy Services	17.7	25.8	42.9	46.1
Total	$357.2	$463.8	$774.7	$901.5

Income from Operations
Performance Materials	$21.0	$20.7	$45.1	$47.0
Specialty Minerals	9.0	20.0	29.3	42.0
Refractories	5.9	7.1	17.1	19.2
Energy Services	1.4	0.9	4.6	3.3
Total	$37.3	$48.7	$96.1	$111.5

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Income from operations for reportable segments	$37.3	$48.7	$96.1	$111.5
Litigation expenses	(8.3)	—	(8.9)	—
Unallocated and other corporate expenses	(1.8)	(3.2)	(2.3)	(4.0)
Consolidated income from operations	27.2	45.5	84.9	107.5
Non-operating deductions, net	(12.6)	(13.3)	(21.3)	(26.1)
Income from operations before tax and equity in earnings	$14.6	$32.2	$63.6	$81.4

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	Jun. 28, 2020	Jun. 30, 2019

Metalcasting	$52.8	$75.8	$114.5	$149.0
Household, Personal Care & Specialty Products	87.9	91.5	184.1	186.3
Environmental Products	19.9	29.0	31.4	44.9
Building Materials	13.2	19.1	30.0	34.4
Performance Materials	173.8	215.4	360.0	414.6

Paper PCC	65.5	90.2	150.6	181.7
Specialty PCC	14.9	17.3	32.4	35.4
Ground Calcium Carbonate	20.6	24.8	43.2	47.1
Talc	8.8	12.8	20.7	25.3
Specialty Minerals	109.8	145.1	246.9	289.5

Refractory Products	47.1	61.0	102.9	123.0
Metallurgical Products	8.8	16.5	22.0	28.3
Refractories	55.9	77.5	124.9	151.3

Energy Services	17.7	25.8	42.9	46.1
Total	$357.2	$463.8	$774.7	$901.5

Note 16.  Subsequent Event

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the "Notes").  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The Company used the net proceeds of its offering of the Notes to repay all of its outstanding loans under the fixed rate tranche of the Term Facility, repay all of its outstanding borrowings under its Revolving Credit Facility, and the remainder for general corporate purposes

The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company's obligations under its Senior Secured Credit Facilities or that guarantees the Company's or any of the Company's wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

At any time and from time to time prior to July 1, 2023, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on July 1, 2023, the Company may redeem some or all of the Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the Notes with funds from one or more equity offerings at a redemption price equal to 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If the Company experiences a change of control (as defined in the indenture), the Company is required to offer to repurchase the Notes at 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The indenture contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of June 28, 2020, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 28, 2020 and June 30, 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 28, 2020 and June 30, 2019,  the related condensed statements of changes in shareholders' equity for the three-month periods ended June 28 and March 29, 2020 and June 30 and March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 31, 2020

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2020 were $357.2 million, as compared with $463.8 million in the prior year. Income from operations was $27.2 million and represented 7.6% of sales, as compared with $45.5 million and 9.8% of sales in the prior year.  Included in income from operations for the second quarter of 2020 were $6.5 million of restructuring and other items.  In addition, we recorded $8.3 million of litigation expenses associated with the bankruptcy of Novinda Corp, including an $8.0 million estimated amount of damages, interest and costs awarded to Novinda. Net income was $14.4 million, as compared to $26.6 million in the second quarter of 2019.  Diluted earnings in the second quarter ended June 28, 2020 were $0.42 per share, as compared with $0.75 per share in 2019.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. We have remained focused on the health and safety of our employees, and deployed rigorous health, safety and wellness protocols for all of our facilities in order to protect our employees.  We have also conducted scenario planning and developed contingency plans to ensure we are supporting our customers and adjusting to changing market dynamics. Around the world, the Company continues to closely adhere to all government regulations as they are issued. Applicable governmental directives across the United States and other global locations have typically permitted the continued operation of essential critical infrastructure sectors. As the Company supplies products and services to many essential industries, including critical manufacturing and energy sectors, all of our operations had qualified as essential businesses. Accordingly, all of the Company’s production facilities are currently operational. In a few locations, however, sites were temporarily impacted by the pandemic.

The recent economic environment related to the rapidly evolving global pandemic, which has slowed business activity in several key end-markets, negatively impacted the Company’s second quarter results. The pandemic has affected and we expect will continue to affect the demand for a number of our Performance Materials segment’s products and services. We expect paper consumption to be down in the next quarter. Global steel production has been and will continue to be affected by volatility in the market due to the COVID-19 pandemic and we expect steel consumption to be lower due to delays in the construction and automotive industries, which will impact our Refractory segment. Oil and natural gas prices have decreased significantly as a result of the COVID-19 pandemic, which, if sustained, will continue to cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities.

We expect the impacts of the COVID-19 pandemic to continue to impact our results for the third quarter. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the continued severity of the pandemic and future actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic. We are actively managing the business to maintain cash flow.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $238.2 million as of June 28, 2020.  On June 30, 2020, the Company completed a $400 million private offering of senior unsecured notes due 2028.  The net proceeds were used to repay $148 million of fixed rate term loans and $100 million of outstanding borrowing under its revolving credit facility and the remainder for general corporate purposes.  As a result, the Company currently has more than $650 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The COVID-19 pandemic had a material adverse effect on our reported results for our second quarter, and we expect it will negatively impact our business and results of operations for our third quarter.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic.

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

Results of Operations

Three months ended June 28, 2020 as compared with three months ended June 30, 2019

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	% Change

Net sales	$357.2	$463.8	(23)%
Cost of sales	268.3	351.8	(24)%
Production margin	88.9	112.0	(21)%
Production margin %	24.9%	24.1%

Marketing and administrative expenses	41.8	48.4	(14)%
Research and development expenses	5.1	4.9	4%
Litigation expenses	8.3	—	*
Restructuring and other items, net	6.5	13.2	*

Income from operations	27.2	45.5	(40)%
Operating margin %	7.6%	9.8%

Interest expense, net	(8.1)	(10.9)	(26)%
Non-cash pension settlement charge	(4.3)	—	*
Litigation settlement expense	-	—	*
Other non-operating deductions, net	(0.2)	(2.4)	(92)%
Total non-operating deductions, net	(12.6)	(13.3)	(5)%

Income from operations before tax and equity in earnings	14.6	32.2	(55)%
Provision for taxes on income	0.9	5.1	(82)%
Effective tax rate	6.2%	15.8%

Equity in earnings of affiliates, net of tax	1.2	0.5	140%

Net income	14.9	27.6	(46)%

Net income attributable to non-controlling interests	0.5	1.0	(50)%
Net income attributable to Minerals Technologies Inc.	$14.4	$26.6	(46)%
* Not meaningful

Net Sales

	Three Months Ended Jun. 28, 2020			Three Months Ended Jun. 30, 2019
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$180.7	50.6%	(29)%	$253.3	54.6%
International	176.5	49.4%	(16)%	210.5	45.4%
Total sales	$357.2	100.0%	(23)%	$463.8	100.0%

Performance Materials Segment	$173.8	48.7%	(19)%	$215.4	46.4%
Specialty Minerals Segment	109.8	30.7%	(24)%	145.1	31.3%
Refractories Segment	55.9	15.6%	(28)%	77.5	16.7%
Energy Services Segment	17.7	5.0%	(31)%	25.8	5.6%
Total sales	$357.2	100.0%	(23)%	$463.8	100.0%

Worldwide net sales decreased 23% to $357.2 million in the second quarter from $463.8 million in the prior year.  Foreign exchange had an unfavorable impact on sales of approximately $9.9 million or 2%.  Sales decreased in all business segments primarily due to reduced volumes related to the impacts of the COVID-19 pandemic.

Net sales in the United States decreased 29% to $180.7 million from $253.3 million in the prior year.  International sales decreased 16% to $176.5 million from $210.5 million in the prior year.

Operating Costs and Expenses

Cost of sales was $268.3 million and represented 75.1% of sales for the three month period ended June 28, 2020, as compared with $351.8 million and 75.9% of sales in the prior year.  Production margin increased from 24.1% of sales in the prior year to 24.9% of sales in the second quarter of 2020.  This improvement was primarily due to favorable mix, higher selling prices and cost control.

Marketing and administrative costs were $41.8 million and 11.7% of sales for the three months ended June 28, 2020, as  compared to $48.4 million and 10.4% of sales in the prior year.  The decrease was primarily due to lower expenses as a result of the pandemic.  Included in marketing and administrative costs for the three months ended June 30, 2019 was bad debt expense of $2.5 million relating to a refractories customer bankruptcy in the U.K.

Research and development expenses were $5.1 million and represented 1.4% of sales for the three months ended June 28, 2020, as compared with $4.9 million and 1.1% of sales in the prior year.

The Company recorded $6.5 million and $13.2 million for asset write-downs and other restructuring costs for the three months ended June 28, 2020 and June 30, 2019, respectively.

In addition, the Company recorded $8.3 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the three months ended June 28, 2020.  Included in this amount is an $8.0 million charge for the estimated amount of damages, interest and costs awarded to Novinda.

Income from Operations

The Company recorded income from operations of $27.2 million as compared to $45.5 million in the prior year.  Operating income during the three months ended June 28, 2020 includes a $6.5 million charge for the impairment of assets and other restructuring costs.  In addition, the Company recorded $8.3 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the three months ended June 28, 2020.  Operating income during the three months ended June 30, 2019 includes a $13.2 million charge for the impairment of assets and other restructuring costs.

Other Non-Operating Income (Deductions)

In the second quarter of 2020, non-operating deductions were $12.6 million as compared with $13.3 million in the prior year.  The decrease was primarily related to lower interest expense in the quarter as compared with prior year due to lower interest rates and lower debt levels.  Included in other non-operating deductions for the second quarter of 2020 is a $4.3 million non-cash pension settlement charge associated with our plans in the U.S.

Provision for Taxes on Income

Provision for taxes on income was $0.9 million and $5.1 million for the three months ended June 28, 2020 and June 30, 2019, respectively.  The effective tax rate was 6.2% and 15.8% for the three months ended June 28, 2020 and June 30, 2019, respectively.  The lower effective tax rate was primarily due to discrete items related to restructuring and other charges and to the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $14.4 million for the three months ended June 28, 2020, as compared with $26.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Three Months Ended
Performance Materials Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Metalcasting	$52.8	$75.8	(30)%
Household, Personal Care & Specialty Products	87.9	91.5	(4)%
Environmental Products	19.9	29.0	(31)%
Building Materials	13.2	19.1	(31)%
Total net sales	$173.8	$215.4	(19)%

Income from operations	$21.0	$20.7
% of net sales	12.1%	9.6%

Net sales in the Performance Materials segment decreased 19% to $173.8 million from $215.4 million in the prior year. Sales in Metalcasting decreased 30% from prior year primarily driven by COVID-19 related automotive production slowdown in North American and parts of Asia. Metalcasting sales in China grew 9%, as economic activity rebounded following the COVID-19 related shutdowns, and we continued to penetrate the market with our pre-blended greensand bond formulations. Household, Personal Care & Specialty Products sales decreased 4% as compared with prior year. We saw continued strong performance from our global pet care business, which grew 3%, as well as fabric care, which grew 20%, and personal care, which grew 7%. The growth in these consumer-oriented businesses was offset by weakness in specialty drilling products. Environmental Products and Building Materials sales both decreased 31%  primarily due to COVID-19 related project delays.

Income from operations was $21.0 million and 12.1% of sales as compared to $20.7 million and 9.6% of sales in the prior year.  Included in income from operations for the three month period ended June 30, 2019 were $7.0 million of restructuring and impairment costs.  The impact of lower sales on operating income versus the prior year was partially mitigated by expense control, input cost reductions, and continued pricing actions.

	Three Months Ended
Specialty Minerals Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Paper PCC	$65.5	$90.2	(27)%
Specialty PCC	14.9	17.3	(14)%
PCC Products	$80.4	$107.5	(25)%

Ground Calcium Carbonate	$20.6	$24.8	(17)%
Talc	8.8	12.8	(31)%
Processed Minerals Products	$29.4	$37.6	(22)%

Total net sales	$109.8	$145.1	(24)%

Income from operations	$9.0	$20.0	(55)%
% of net sales	8.2%	13.8%

Worldwide sales in the Specialty Minerals segment were $109.8 million, as compared with $145.1 million in the prior year, a decrease of 24%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, decreased 25% to $80.4 million from $107.5 million in the prior year. Paper PCC sales decreased 27% to $65.5 million from $90.2 million in the prior year, primarily due to the decline in printing and writing paper demand resulting from the COVID-19 pandemic and paper machine shutdowns in the prior year.  Paper PCC sales in China grew 4% on continued penetration and strong pull from our customers. Sales of Specialty PCC decreased 14% to $14.9 million from $17.3 million in the prior year as demand slowed late in the first quarter and remained at lower levels in the second quarter.

Net sales of Processed Minerals products decreased 22% to $29.4 million due to COVID-19 related slowdown in construction and automotive activity. Ground Calcium Carbonate sales decreased 17% to  $20.6 for the three month periods ending June 28, 2020 as compared to $24.8 million in the prior year.  Talc sales decreased 31% to $8.8 million as compared with $12.8 million in the prior year.

Income from operations for Specialty Minerals was $9.0 million as compared with $20.0 million in the prior year and represented 8.2% of sales. The impact from volume reductions as compared with prior year were partially offset by continued pricing actions and cost control. Included in income from operations for the three months ended June 28, 2020 were $6.3 million of impairment and restructuring costs. Included in income from operations for the three month period ended June 30, 2019 were $2.5 million of restructuring and impairment costs.

	Three Months Ended
Refractories Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Refractory Products	$47.1	$61.0	(23)%
Metallurgical Products	8.8	16.5	(47)%
Total net sales	$55.9	$77.5	(28)%

Income from operations	$5.9	$7.1	(17)%
% of net sales	10.6%	9.2%

Net sales in the Refractories segment decreased 28% to $55.9 million from $77.5 million in the prior year driven by lower sales of Refractory and Metallurgical Products globally as steel mills reduced production in response to weaker demand from construction and automotive markets.  Sales of refractory products and systems to steel and other industrial applications decreased 23% to $47.1 million and sales of metallurgical products decreased 47% to $8.8 million.

Income from operations was $5.9 million and 10.6% of sales as compared with $7.1 million and 9.2% of sales in the prior year due to lower volumes.  Included in income from operations for the three month period ended June 30, 2019 were $0.8 million of restructuring costs and a $2.5 million bad debt reserve relating to a customer bankruptcy.

	Three Months Ended
Energy Services Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)

Net Sales	$17.7	$25.8	(31)%

Income from operations	$1.4	$0.9	56%
% of net sales	7.9%	3.5%

Net sales in the Energy Services segment decreased 31% to $17.7 million from $25.8 million in the prior year, primarily driven by decreased activity due to COVID-19 restrictions and relatively low oil prices.

Operating income was $1.4 million as compared with $0.9 million in the prior year.  Included in income from operations for the three month period ended June 30, 2019 were $1.8 million of restructuring and impairment costs.

Six months ended June 28, 2020 as compared with six months ended June 30, 2019

Consolidated Income Statement Review

	Six Months Ended
(millions of dollars)	Jun. 28, 2020	Jun. 30, 2019	% Change

Net sales	$774.7	$901.5	(14)%
Cost of sales	579.0	679.8	(15)%
Production margin	195.7	221.7	(12)%
Production margin %	25.3%	24.6%

Marketing and administrative expenses	85.2	91.3	(7)%
Research and development expenses	10.2	9.7	5%
Litigation expenses	8.9	—	*
Restructuring and other items, net	6.5	13.2	(51)%

Income from operations	84.9	107.5	(21)%
Operating margin %	11.0%	11.9%

Interest expense, net	(17.4)	(22.3)	(22)%
Non-cash pension settlement charge	(4.3)	—	*
Other non-operating income (deductions), net	0.4	(3.8)	*
Total non-operating deductions, net	(21.3)	(26.1)	(18)%

Income from operations before tax and equity in earnings	63.6	81.4	(22)%
Provision for taxes on income	10.6	14.4	(26)%
Effective tax rate	16.7%	17.7%

Equity in earnings of affiliates, net of tax	1.5	0.6	150%

Net income	54.5	67.6	(19)%

Net income attributable to non-controlling interests	1.5	1.9	(21)%
Net income attributable to Minerals Technologies Inc.	$53.0	$65.7	(19)%
* Not meaningful

Net Sales

	Six Months Ended Jun. 28, 2020			Six Months Ended Jun. 30, 2019
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$407.7	52.6%	(16)%	$485.0	53.8%
International	367.0	47.4%	(12)%	416.5	46.2%
Total sales	$774.7	100.0%	(14)%	$901.5	100.0%

Performance Materials Segment	$360.0	46.5%	(13)%	$414.6	46.0%
Specialty Minerals Segment	246.9	31.9%	(15)%	289.5	32.1%
Refractories Segment	124.9	16.1%	(17)%	151.3	16.8%
Energy Services Segment	42.9	5.5%	(7)%	46.1	5.1%
Total sales	$774.7	100.0%	(14)%	$901.5	100.0%

Total sales decreased $126.8 million or 14% from the previous year to $774.7 million.  Foreign exchange had an unfavorable impact on sales of approximately $15.9 million or 2%.  Sales decreased in all business segments primarily due to reduced volumes related to the impacts of the COVID-19 pandemic.

 Net sales in the United States increased to $407.7 million from $485.0 million in the prior year. International sales decreased to $367.0 million from $416.5 million in the prior year.

Operating Costs and Expenses

Cost of sales decreased 15% from the prior year and was 74.7% of sales, as compared with 75.4% in the prior year. Gross margin increased to 25.3% of sales as compared with 24.6% of sales in the prior year. This improvement was primarily due to higher selling prices and cost control.

Marketing and administrative costs were $85.2 million and 11.0% of sales compared to $91.3 million and 10.1% of sales in the prior year.  Included in marketing and administrative costs for the six months ended June 30, 2019 was bad debt expense of $2.5 million relating to a refractories customer bankruptcy in the U.K.

Research and development expenses were $10.2 million and represented 1.3% of sales for the six months ended June 28, 2020 as compared with $9.7 million and 1.1% of sales in the prior year.

The Company recorded $6.5 million and $13.2 million for asset write-downs and other restructuring costs for the six months ended June 28, 2020 and June 30, 2019, respectively.

In addition, the Company recorded $8.9 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the six months ended June 28, 2020.  Included in litigation expense is an $8.0 million charge for the estimated amount of damages, interest, and costs awarded to Novinda.

Income from Operations

The Company recorded income from operations of $84.9 million as compared to $107.5 million in the prior year.  Operating income was 11.0% of sales in the first six months of 2020 as compared with 11.9% in the prior year.  Operating income during the six months ended June 28, 2020 includes a $6.5 million charge for the impairment of assets and other restructuring costs and $8.9 million related to ongoing litigation associated with the bankruptcy of Novinda Corp.  Operating income during the six months ended June 30, 2019 includes $13.2 million of restructuring costs.

Other Non-Operating Income (Deductions)

The Company recorded non-operating deductions of $21.3 million for the six months ended June 28, 2020, as compared with $26.1 million in the prior year.  Included in non-operating deductions for the six months ended June 28, 2020 is $17.4 million of net interest expense and a $4.3 million non-cash pension settlement charge. Included in non-operating deductions for the six months ended June 30, 2019  was $22.3 million of net interest expense.

Provision for Taxes on Income

Provision for taxes was $10.6 million as compared to $14.4 million in the prior year.  The effective tax rate was 16.7% as compared to 17.7% in the prior year.  The lower effective tax rate was primarily due to discrete items related to restructuring  and other charges and to the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $53.0 million during the six months ended June 28, 2020, as compared with $65.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our four segments.

	Six Months Ended
Performance Materials Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Metalcasting	$114.5	$149.0	(23)%
Household, Personal Care & Specialty Products	184.1	186.3	(1)%
Environmental Products	31.4	44.9	(30)%
Building Materials	30.0	34.4	(13)%
Total net sales	$360.0	$414.6	(13)%

Income from operations	$45.1	$47.0
% of net sales	12.5%	11.3%

Net sales in the Performance Materials segment decreased to $360.0 million from $414.6 million in the prior year. Sales in Metalcasting decreased 23% to $114.5 million due to COVID-19 related weaker foundry demand in U.S. and Asia.  Household, Personal Care & Specialty Products decreased slightly by 1%. Environmental Products sales decreased 30% primarily due to a large project completed in the prior year and COVID-19 related project delays. Building Materials sales decreased 13% due to COVID-19 related project delays.

Income from operations was $45.1 million and 12.5% of sales as compared to $47.0 million and 11.3% of sales in the prior year.  Included in income from operations for the six month period ended June 30, 2019 were $7.0 million of restructuring and impairment costs.  Operating income and margins were primarily affected by lower volumes.

	Six Months Ended
Specialty Minerals Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Paper PCC	$150.6	$181.7	(17)%
Specialty PCC	32.4	35.4	(8)%
PCC Products	$183.0	$217.1	(16)%

Ground Calcium Carbonate	$43.2	$47.1	(8)%
Talc	20.7	25.3	(18)%
Processed Minerals Products	$63.9	$72.4	(12)%

Total net sales	$246.9	$289.5	(15)%

Income from operations	$29.3	$42.0	(30)%
% of net sales	11.9%	14.5%

Worldwide sales in the Specialty Minerals segment were $246.9 million, as compared with $289.5 million in the prior year, a decrease of 15%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, decreased 16% to $183.0 million from $217.1 million in the prior year.  Paper PCC sales decreased 17% to $150.6 million from $181.7 million in the prior year due to previously announced customer paper machine shutdowns in North America and lower demand in printing and writing paper resulting from the COVID-19 pandemic. Specialty PCC products decreased 8%, primarily due to lower demand.

Net sales of Processed Minerals products decreased 12% to $63.9 million from $72.4 million in the prior year. Ground Calcium Carbonate sales decreased 8% primarily due to lower demand in the construction and automotive markets as a result of COVID-19.

Income from operations was $29.3 million and 11.9% of net sales as compared to $42.0 million and 14.5% of sales in the prior year.  Included in income from operations for the six month period ended June 28, 2020 and June 30, 2019 were $6.3 million and $2.5 million of restructuring and impairment costs, respectively.  The impact of lower volumes was partially offset by continued pricing actions and cost control.

	Six Months Ended
Refractories Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)
Net Sales
Refractory Products	$102.9	$123.0	(16)%
Metallurgical Products	22.0	28.3	(22)%
Total net sales	$124.9	$151.3	(17)%

Income from operations	$17.1	$19.2	(11)%
% of net sales	13.7%	12.7%

Net sales in the Refractories segment decreased 17% to $124.9 million from $151.3 million in the prior year. Sales of refractory products and systems to steel and other industrial applications decreased 16% to $102.9 million from $123.0 million in the prior year due to lower demand from steel mills.

Income from operations was $17.1 million and 13.7% of sales as compared with $19.2 million and 12.7% of sales. Included in income from operations for the six month period ended June 30, 2019 were $0.8 million of restructuring costs and a $2.5 million bad debt reserve relating to a customer bankruptcy.

	Six Months Ended
Energy Services Segment	Jun. 28, 2020	Jun. 30, 2019	% Change
	(millions of dollars)

Net Sales	$42.9	$46.1	(7)%

Income from operations	$4.6	$3.3	39%
% of net sales	10.7%	7.2%

Net sales in the Energy Services segment decreased 7% to $42.9 million from $46.1 million in the prior year, primarily driven the decrease in activity due to COVID-19 restrictions and relatively low oil prices.

Income from operations during the six months ended June 28, 2020 was $4.6 million and represented 10.7% of sales.  Included in income from operations for the six month period ended June 30, 2019 were $1.8 million of restructuring and impairment costs.

Liquidity and Capital Resources

Cash provided from operations during the six months ended June 28, 2020, was approximately $94 million.  Cash flows provided from operations during the first half of 2020 were principally used to repay debt, fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2020 - $1.1 million; 2021 - $152.0 million; 2022 - $0.2 million; 2023 - $0.0 million; 2024 - $658.0 million; thereafter - $0.0 million.

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for the $1.560 billion senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility.

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility. As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points. On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance its then existing senior secured revolving credit facility.  In connection with the Third Amendment, the existing senior secured revolving credit facility was replaced with a new revolving credit facility with $300 million of aggregate commitments (the “Revolving Credit Facility” and, together with the Term Facility, the “Senior Secured Credit Facilities”). Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility are scheduled to mature on February 14, 2024, the loans outstanding under the fixed rate tranche of the Term Facility are scheduled to mature on May 9, 2021 and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum. Loans under the fixed rate tranche of the Term Facility bear interest at a rate of 4.75%. Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum. Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds. The floating rate tranche of the Term Facility was issued at par and the fixed rate tranche of the Term Facility was issued at a 0.25% discount in connection with the First Amendment. The variable rate tranche of the Term Facility was issued at a 0.25% discount in connection with the Second Amendment. The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the "Notes").  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The Company used the net proceeds of its offering of the Notes to repay all of its outstanding loans under the fixed rate tranche of the Term Facility, repay all of its outstanding borrowings under its Revolving Credit Facility, and the remainder for general corporate purposes

The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company's obligations under its Senior Secured Credit Facilities or that guarantees the Company's or any of the Company's wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

At any time and from time to time prior to July 1, 2023, the Company may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on July 1, 2023, the Company may redeem some or all of the Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to July 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the Notes with funds from one or more equity offerings at a redemption price equal to 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If the Company experiences a change of control (as defined in the indenture), the Company is required to offer to repurchase the Notes at 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. In connection with the Sivomatic acquisition, the Company incurred $113.0 million of short-term debt under the Revolving Facility.  As of June 28, 2020, there were $100 million in outstanding loans and $9.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matures in 2020 and the other of which matures in 2022.  In the first quarter of 2020, the Company repaid $1.0 million on these loans.

The Company has a committed loan facility in Japan. As of June 28, 2020, $4.3 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.3 million on this facility during the first half of 2020.

As of June 28, 2020, the Company had $41.8 million in uncommitted short-term bank credit lines, of which approximately $0.3 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2020 should be between $55 million and $65 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.  The fair value of this instrument at June 28, 2020 was a liability of $0.2 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at June 28, 2020 was an asset of $5.9 million.

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of June 28, 2020, 851,258 shares have been repurchased under this program for $42.6 million, or an average price of approximately $50.00 per share.  There were no share repurchases in the second quarter of 2020.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended June 28, 2020, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company's contractual obligations, see "Liquidity and Capital Resources" in "Management's Discussion and  Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include the duration and scope of the COVID-19 pandemic, and government and other third-party responses to it; worldwide general economic, business, and industry conditions, including the effects of the COVID-19 pandemic on the global economy; the cyclicality of our customers’ businesses and their changing demands; the dependence of certain of our product lines on the commercial construction and infrastructure markets, the domestic building and construction markets, and the automotive market; our ability to effectively achieve and implement our growth initiatives; our ability to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to renew or extend long term sales contracts for our PCC satellite operations; consolidation in customer industries, principally paper, foundry and steel; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; our ability to successfully develop new products; our ability to ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations; increases in costs of raw materials, energy, or shipping; our ability to compete in very competitive industries; operating risks and capacity limitations affecting our production facilities; seasonality of some of our segments; cybersecurity and other threats relating to our information technology systems; and other risks set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $2.0 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at June 28, 2020 was a liability of $0.2 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.  The combined fair value of these instruments at June 28, 2020 was an asset of $5.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are the subject of various pending legal actions in the ordinary course of their businesses. Except as described below, none of such legal proceedings are material.

Silica and Asbestos Litigation

Certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials.  As of June 28, 2020, the Company currently has three pending silica cases and 176 pending asbestos cases.  In total, 1,493 silica cases and 83 asbestos cases were dismissed as of the end of the second quarter, not including any lawsuits against AMCOL or American Colloid Company dismissed prior to our acquisition of AMCOL.  Forty-six new asbestos cases were filed in the second quarter of 2020.  Five asbestos cases and no silica cases were dismissed during the second quarter of 2020.  Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  Additional claims of this nature may be made against the Company or its subsidiaries.  At this time management anticipates that the amount of the Company's liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL prior to completion of the acquisition). We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage.  The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant.  The majority of the costs of defense for these cases, excluding cases against AMCOL or American Colloid, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company's initial public offering in 1992.  The Company is entitled to indemnification, pursuant to agreement, for sales prior to the initial public offering.  Of the 176 pending asbestos cases as of the end of the second quarter, 136 of the non-AMCOL cases are subject to indemnification, in whole or in part, because the plaintiffs claim liability based on sales of products that occurred either entirely before the initial public offering, or both before and after the initial public offering.  In 33 of the 38 remaining non-AMCOL cases as of the end of the first quarter are subject to indemnity in part until dates of exposure, which were not alleged in the complaint, can be ascertained in discovery.  In the five remaining non-AMCOL cases, exposure is alleged to have been after the Company's initial public offering in 1992.  The remaining two cases involve AMCOL only, so no Pfizer indemnity is available. Our experience has been that the Company is not liable to plaintiffs in any of these lawsuits and the Company does not expect to pay any settlements or jury verdicts in these lawsuits.

Other Litigation

The Company is also the respondent in an arbitration requested by the Plan Administrator for the Bankruptcy Estate of Novinda Corp. (“Novinda”), a start-up company which declared bankruptcy in April 2016 and with which the Company had several relationships, including an equity and debt interest and a product supply relationship. On July 30, 2018, the Plan Administrator filed a Demand for Arbitration against the Company and certain of its officers for the alleged destruction of Novinda’s business. In the second quarter of 2020, the arbitration panel rendered an award in the arbitration, finding for the Company in part and for Novinda in part.  The total amount of the award has not yet been finalized.  The Company has recorded a charge of $8.0 million related to this matter in the second quarter of 2020, representing its reasonable estimate of the damages, interest and costs awarded by the panel to Novinda. In addition, the Company has recorded a total of $11.8 million in litigation expense related to this matter, $0.9 million of which were recorded in 2020.

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

We believe that the most likely form of overall site remediation will be to leave the existing contamination in place (with some limited soil removal), encapsulate it, and monitor the effectiveness of the encapsulation. We anticipate that a substantial portion of the remediation cost will be borne by the United States based on its involvement at the site from 1942 – 1964, as historic documentation indicates that PCBs and mercury were first used at the facility at a time of U.S. government ownership for production of materials needed by the military. Pursuant to a Consent Decree entered on October 24, 2014, the United States paid the Company $2.3 million in the 4th quarter of 2014 to resolve the Company’s claim for response costs for investigation and initial remediation activities at this facility through October 24, 2014. Contribution by the United States to any future costs of investigation or additional remediation has, by agreement, been left unresolved. Though the cost of the likely remediation remains uncertain pending completion of the phased remediation decision process, we have estimated that the Company’s share of the cost of the encapsulation and limited soil removal described above would approximate $0.4 million, which has been accrued as of June 28, 2020.

The Company is evaluating options for upgrading the wastewater treatment facilities at its Adams, Massachusetts plant. This work has been undertaken pursuant to an administrative Consent Order originally issued by the Massachusetts Department of Environmental Protection (“DEP”) on June 18, 2002. This order was amended on June 1, 2009 and on June 2, 2010. The amended Order includes the investigation by January 1, 2022 of options for ensuring that the facility's wastewater treatment ponds will not result in unpermitted discharge to groundwater. Additional requirements of the amendment include the submittal by July 1, 2022 of a plan for closure of a historic lime solids disposal area. Preliminary engineering reviews completed in 2005 indicate that the estimated cost of wastewater treatment upgrades to operate this facility beyond 2024 may be between $6 million and $8 million. The Company estimates that the remaining remediation costs would approximate $0.4 million, which has been accrued as of June 28, 2020.

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

●	Our supply chain could be disrupted. This could materially adversely impact our ability to secure raw materials and supplies for our facilities, which could materially adversely affect our operations.
●	Significant disruption of global financial markets could have a negative impact on our ability to access capital in the future.
●	Further or prolonged impact from COVID-19 could result in impairment of asset charges, including long-lived or intangible assets, inventory or bad debt charges.

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

At June 28, 2020, on an as adjusted basis after giving effect to the transactions connected with our issuance of our 5.0% Senior Notes due 2028, the Company would have had $1,063.3 million aggregate principal amount of total indebtedness (consisting primarily of $658.0 million aggregate principal amount of loans under the fixed rate tranche of our term facility and $400.0 million aggregate principal amount of notes) and an additional $290.6 million of borrowing capacity under the revolving credit facility (after giving effect to $9.4 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. In addition, since these borrowings under our senior secured credit facility extend beyond 2021, the interest rates for these obligations might be subject to change based on the United Kingdom's Financial Conduct Authority's intention to phase out LIBOR by the end of 2021. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

The agreements and instruments governing our debt contain various covenants that could significantly impact our ability to operate our business.

The agreement governing our senior secured credit facility and the indenture that governs our 5.0% Senior Notes due 2028 contain a number of significant covenants that, among other things, limit our ability to: incur or guarantee additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets. In addition, our revolving credit facility, if used, requires us to comply with specific financial ratios, including a maximum net leverage ratio, under which we are required to achieve specific financial results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the applicable agreements. In the event of any default under our senior secured credit facility, our lenders could elect to declare all amounts borrowed under the credit agreement, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the credit agreement, the indenture governing our notes, and any other agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of June 28, 2020, 851,258 shares have been repurchased under this program for $42.6 million, or an average price of approximately $50.00 per share.  There were no share repurchases in the second quarter of 2020.

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
4.1
Indenture, dated as of June 30, 2020, by and among Minerals Technologies Inc., the subsidiary guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as a trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 30, 2020.)

10.1	Amendment to the Minerals Technologies Inc. Savings and Investment Plan
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contain in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

	By:	/s/ Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Officer

July 31, 2020