Form 10-K
period 2020-12-31
MINERALS TECHNOLOGIES INC
filed 2021-02-19
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Emerging Growth Company ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 26, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of June 26, 2020) was approximately $1.3 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2021, the Registrant had outstanding 33,847,751 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2020 FORM 10-K ANNUAL REPORT

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

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2020	2019	2018
Percentage of Net Sales
Performance Materials	47%	46%	46%
Specialty Minerals	32%	32%	33%
Refractories	16%	17%	17%
Energy Services	5%	5%	4%
Total	100%	100%	100%

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

In the third quarter of 2020, the Company acquired the assets of a mining and hauling company in the western United States to support our bentonite clay mining operations.

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

The Company’s metalcasting product line net sales were $258.1 million, $291.2 million and $328.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Household, Personal Care & Specialty Products – Products and Markets

The household, personal care & specialty products product line contains pet litter, fabric care, health and beauty, basic minerals and agricultural and industrial specialty products.

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe and Asia. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies. In North America, these products are sold from three principal sites from which we package and distribute finished goods, as well as ship bulk material via rail cars. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis.  In Europe, these products are produced and sold by the Company's subsidiary, Sivomatic Holding, B.V. ("Sivomatic"). Sivomatic is a leading European supplier of premium pet litter products and is a vertically integrated manufacturer with production facilities in the Netherlands, Austria and Turkey.  Sivomatic is a certified CO2 neutral producer of cat litter.

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

The Company produces other industrial products utilizing bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. The Company also supplies bentonite to help pelletize other materials for ease of use. An example of this application includes the pelletizing of iron ore.

This product line also includes sales from our internal transportation and logistics group.

The Company’s household, personal care & specialty products product line net sales were $380.2 million, $376.6 million and $348.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Environmental Products also includes specialized technologies to mitigate vapor intrusion in new building construction. The Company’s innovative vapor barrier systems prevent potentially harmful vapors from entering occupied spaces, thus facilitating low-risk redevelopment. The Company also provides reactive capping technologies and solutions to effectively contain residual contamination, to reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material and QUIK-SOLID®, a super absorbent media.  The Company specializes within the remediation market providing technologies to treat a variety of hazardous compounds in soil, groundwater, leachate and sediment.  These products are marketed under the ORGANOCLAY® trade name.  The Company also specializes in treating soil, groundwater, surface water and drinking water contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) under the FLUORO-SORB® trade name.

The Company’s environmental product line net sales were $58.6 million, $86.6 million and $80.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company’s building materials product line net sales were $55.9 million, $68.9 million and $70.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $377.7 million, $434.0 million and $445.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry and also into the packaging industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products – Paper

In the paper industry, the Company's PCC is used:

●	as a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

●	as a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

●	as a coating pigment for both wood-free and groundwood papers and packaging.

The Company's Paper PCC product line net sales were $308.4 million, $364.9 million and $378.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Approximately 19% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2020, see Item 2, "Properties," below.

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

PCC Markets – Paper

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2020, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 15 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 38 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.  In addition, there is 1 plant currently under construction that will begin production in 2021.

Uncoated Groundwood Paper. The uncoated groundwood paper market, including newsprint, represents approximately 24% of worldwide paper production. Paper mills producing wood-containing paper still generally employ acid papermaking technology. The conversion to alkaline technology by these mills has been hampered by the tendency of wood-containing papers to darken in an alkaline environment. The Company has developed proprietary application technology for the manufacture of high-quality groundwood paper in an acidic environment using PCC (AT® PCC). Furthermore, as groundwood or wood-containing paper mills use larger quantities of recycled fiber, there is a trend toward the use of neutral papermaking technology in this segment for which the Company presently supplies traditional PCC chemistries. The Company now supplies PCC at 4 groundwood paper mills around the world and licenses its technology to a ground calcium carbonate producer to help accelerate the conversion from acid to alkaline papermaking.

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

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $69.3 million, $69.1 million and $66.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals – Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $133.2 million, $140.4 million and $143.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $89.3 million, $91.3 million and $91.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Net sales of talc products were $43.9 million, $49.1 million and $52.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Refractories Segment

Refractory – Products and Markets

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $258.1 million, $298.1 million and $311.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $212.3 million, $244.8 million and $261.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's proprietary application systems, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as, in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

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

Over the past several years, the Refractories segment has continued to develop, reformulate, and optimize its products and application technology to maintain its competitive advantage in the marketplace. Some of the products the Company has developed and optimized in the past include:

●	HOTCRETE®: High durability shotcrete products for applications at high temperatures in ferrous applications, such as, steel ladles, electric arc furnaces (EAF) and basic oxygen furnaces (BOF).
●	FASTFIRE®: High durability castable and shotcrete products in the non-ferrous and ferrous industries with the added benefit of rapid dry-out capabilities.
●	OPTIFORM®: A system of products and equipment for the rapid continuous casting of refractories for applications, such as, steel ladle safety linings.
●	ENDURATEQ®: A high durability refractory shape for glass contact applications, such as, plungers and orifice rings.
●	DECTEQ™: A system for the automatic control of electrical power feeding electrodes used in electric arc steel making furnaces.
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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $45.8 million, $53.3 million and $50.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium to meet global production requirements. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire and is also sold for use in the manufacture of batteries and magnets. We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment, including SURECAL®, for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

Energy Services Segment

The Energy Services segment provides services to improve the production, cost, compliance, and environmental impact of activities performed in the oil and gas industry. The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. The Company provides services for offshore filtration and well testing to the worldwide oil and gas industry. Services are provided through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, Mexico, Indonesia, Saudi Arabia, the United Kingdom, and the U.S., in the Gulf of Mexico. Energy Services segment’s net sales were $73.0 million, $95.2 million and $78.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Principal Services

The Company provides the following principal services:

Water Treatment / Filtration: The Company helps customers comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to treat wastewater generated during oil production.

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

In the Performance Materials segment, the Company relies on industry-specialized technically oriented salespersons.  In Metalcasting, these sales teams provide expertise to educate our customers on the bentonite blend properties and to aid them in producing castings efficiently. Certain other products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations. In addition, the sales and distribution of environmental products and building materials are primarily performed through the Company’s own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 49% percent of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, our Performance Materials segment’s principal raw materials are coal, soda ash, chromite, and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials segment. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India, and Mexico. Assuming the continuation of 2020 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 51 years. Under the same assumptions, the Company has reserves of commercially usable calcium bentonite for the next 27 years. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

For our Performance Materials segment, we also mine leonardite, a form of oxidized lignite, in North Dakota, and transport it to nearby processing facilities. Assuming the continuation of 2020 annualized usage rates, the Company has reserves of commercially usable leonardite for more than 30 years.

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

For the years ended December 31, 2020, 2019 and 2018, the Company spent approximately $19.9 million, $20.3 million and $22.7 million, respectively, on research and development. The Company's research and development spending for 2020, 2019 and 2018 was approximately 1.2%, 1.1% and 1.3% of net sales, respectively.

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

Patents and Trademarks

The Company owns or has the right to use approximately 338 patents and approximately 1,706 trademarks related to its business.  Our patents expire between 2021 and 2037.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Human Capital Resources

Our people are the most important part of MTI.  They are the cornerstone of our operational excellence and safety-first culture, key to our ability to execute on our growth strategies, and vital to our success.  Our core values — people, excellence, honesty, customer focus and accountability — guide our actions.

Workforce Demographics

At December 31, 2020, the Company employed 3,566 persons globally, located in over 33 countries. Of these, 1,601 (45%) were located in North America, 895 (25%) were located in Europe, 903 (25%) were located in Asia and 167 (5%) were located in Latin America.

Diversity and Inclusion

As a global company, we are committed to a company culture that unconditionally accepts all colleagues. We are committed to reflecting the diversity of the communities where we live and work. By promoting and accepting our differences, we create an environment that supports better decision making, drives mutual respect and inspires collaboration.  We believe in the power of an environment where everyone feels involved, respected, valued and connected, where everyone is free to be their authentic selves and share ideas.  We also view diversity as key to leadership development. When selecting participants for internal development programs, we ensure that groups are balanced across a number of factors, including gender, ethnicity, tenure, function, geography and experience.

Compensation and Benefits

We strive to hire, develop and retain the top talent in all areas of the company.  MTI’s total rewards, values and philosophy is to provide competitive total rewards that include pay and benefits consistent with the varied practices in different regions of the world. We provide an array of programs to recognize individual and team achievements, and to enable us to appropriately reward performance consistent with employee contributions. MTI has a strong commitment to pay for performance at all levels. This commitment is embodied through merit increases, incentive compensation and our variable pay plans. We offer competitive compensation to attract and retain the best people.  Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, tuition reimbursement, career growth opportunities, and a culture of recognition.

Focus on Safety

The health and safety of our employees is our number one core value.  We are committed to the health and safety of our employees, contractors, customers, and members of the communities in which we operate.  Our "safety first" culture has been built through dedication, continuous improvement and active engagement.  We continue to enhance our safety culture and our top priority is for all employees and contractors to return home in the same condition they arrived to work. While we believe zero-injuries across all our operations is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2020, our TRIR was 0.60 and our LWIR was 0.22.  This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

The COVID-19 pandemic continues to impact lives and businesses around the world.  Protecting the health and safety of our employees is one of our core values.  Since the onset of the pandemic, we put in place a robust series of protocols to protect our employees while ensuring the safe and efficient operations of our facilities, including temporarily closing certain of our facilities; enhanced screening at entry to our facilities; restricting access at all facilities to business-critical visits; increasing cleaning and disinfecting protocols; use of personal protection equipment and additional hygiene supplies; adhering to social distancing guidelines; instituting remote work; restricting travel, and quarantining certain personnel.  Employees are continuing to work from home where possible.

Operational Excellence Culture

Our Operational Excellence (OE) journey, rooted in the active engagement of our employees, began more than a decade ago when we developed a comprehensive and highly structured business system of lean principles closely integrated with safe and reliable work practices. We’ve significantly advanced OE across all aspects of our company, fostering a culture of continuous improvement where each employee recognizes the importance of applying these people-focused principles and tools to solve challenges, constantly refine our processes, identify and remove risk and waste, and deliver value to our customers. Every day, MTI employees show their engagement and apply their skills in ways that deliver measurable outcomes and create both business and social value.

Talent Management

Our people are essential to the successful delivery of the MTI strategy and to sustaining superior business performance.  We believe our employees are at the core of everything we do.  The work environment at MTI continually evolves to maximize the employee experience and drive high performance.  We accelerate the development of our employees, strengthen our leadership capabilities, and enhance employee performance through engagement.  Our culture of training and development motivates employees at all levels of the organization to work safely and efficiently.  We employ several methods to engage, train and develop employees, yielding higher levels of performance year after year.   Investment in skills and acceleration of employees’ professional and personal development are essential components of our people strategy.  We leverage both formal and informal programs to identify, develop and retain talent across the organization. Through the MTI Internship Program, we identify new talent and prepare them for success within our organization upon graduation.  We also provide mentoring opportunities for rising talent in order to accelerate their development and improve our bench strength.  On a quarterly basis, the Leadership Council and Chief Executive Officer conduct an organizational and leadership review of all segments, business units and functional areas focusing on high performing and high potential talent, diverse talent and the succession plans for our most critical roles.  The various internship programs, development programs and succession planning sessions demonstrate the Company’s ongoing commitment towards accelerating development of our future leaders.

We use a variety of human capital measures in managing our business, including: workforce demographics; diversity metrics with respect to representation, attrition, hiring, promotions and leadership; and talent management metrics including retention rates of top talent and hiring metrics.

Environmental, Health and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. We are also subject to land reclamation requirements relating to our mining operations.  In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2020, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, creating innovative technologies tailored to our customers’ evolving demands, reducing our environmental impact, preserving natural resources and making positive contributions to our local communities — all of which are ingrained in our values. For the past 12 years, MTI has published an annual Corporate Responsibility and Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, social impact, new product development, and community engagement. Over the past several years, we've taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste landfilled.

Laws and regulations are subject to change. See Item 1A, Risk Factors, for information regarding the possible effects that compliance with new laws and regulations, including those relating to climate change, may have on our businesses and operating results.

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

COVID-19 Pandemic Risk

We have been and expect to continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 outbreak, declared a pandemic by the World Health Organization, has surfaced in nearly all regions around the world. Governments around the world have taken preventative measures to contain or mitigate the outbreak, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business.  This has affected, and is continuing to affect, the global economy, the United States economy and the global financial markets.  The outbreak and resulting preventative measures have disrupted our operations and affected our business, and we expect this to continue.  The impacts include, but are not limited to, the following:

●
We have experienced, and may experience in the future, temporary facility closures in response to government mandates in certain jurisdictions in which we operate.  We may also be required to close certain of our facilities for the safety of our employees in response to positive diagnoses for COVID-19.  Even in facilities that are not closed, we could be affected by reductions in employee availability and effectiveness, changes in operating procedures, and increased costs.

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

Industry and Market Risks

Worldwide general economic, business, and industry conditions may have an adverse effect on the Company’s results.

The global economic instability caused by the COVID-19 pandemic has caused and may continue to cause, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges in the countries in which we operate. The Company’s business and operating results could be adversely affected by these global economic conditions. The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As discussed below, the industries we serve have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses. As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company. Adversity within capital markets may also impact the Company’s results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future. Future weakness in the global economy could materially and adversely affect our business and operating results.

Our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends and we may not be able to mitigate these risks.

Our Performance Materials segment’s sales are predominantly derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions, including the current conditions resulting from the COVID-19 pandemic, which has affected and may continue to affect the demand for our Performance Materials segment’s products and services.

In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease. The reduced demand for premium writing paper products has also caused recent paper mill closures. We expect paper consumption to gradually improve, however remain below 2019 levels.

Our Refractories segment primarily serves the steel industry.  Global steel production has been and will continue to be affected by volatility in the market due to the COVID-19 pandemic.  We expect steel consumption to remain below 2019 levels but improved from 2020 levels.

Demand for our Energy Services segment’s products and services is affected by the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly as a result of the COVID-19 pandemic with West Texas Intermediate (WTI) oil spot prices declining from a high of $63 per barrel in January 2020 to record low prices in April 2020. We expect that the volatility of oil prices, if sustained, will continue to cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities. This has the effect of decreasing the demand and increasing competition for the services we provide. In addition, the performance of our Energy Services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

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

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $308.4 million in 2020, or approximately 19% of the Company’s net sales. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

Financial Risks

Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2020 the Company had $952.7 million aggregate principal amount of total indebtedness (consisting primarily of $548.0 million aggregate principal amount of loans under our term facility and $400.0 million aggregate principal amount of notes) and an additional $290.5 million of borrowing capacity under the revolving credit facility (after giving effect to $9.5 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates. In addition, since these borrowings under our senior secured credit facility extend beyond 2021, the interest rates for these obligations might be subject to change based on the United Kingdom's Financial Conduct Authority's intention to phase out LIBOR by the end of 2021. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

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

Technology, Development and Growth Risks

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

The Company's ability to compete is based in part upon proprietary knowledge, both patented and unpatented. The Company's ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure and theft as well as against infringement. In addition, development by the Company's competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company's financial condition or results of operations.

The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally. Approximately 48% of our sales in 2020 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Russia, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa. The UK’s decision to exit the European Union (referred to as Brexit) has caused additional volatility in the markets and currency exchange rates. Market conditions and exchange rates could continue to be volatile in the near term as this decision is implemented. As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, unstable governments and legal systems, and other factors. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 49% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract and economic information.

The Company relies on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers have been suspect. If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted. We are also subject to other shipping risks. In particular, rail service interruptions have affected our ability to ship, and the availability of rail service, and our ability to recover increased rail costs, may be beyond our control. During the COVID-19 pandemic, our ability to ship our products has been, and may in the future be, affected by government mandates in certain jurisdictions in which we operate.

Operational Risks

The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues.

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations. We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may affect our mining rights or give rise to additional compliance and other costs that could have a material adverse effect on the Company. Government action taken in response to the COVID-19 pandemic, including government-imposed restrictions on the movement of people and goods, and other new legal rights and obligations, could also have an adverse effect on the Company. Further, certain of our customers are subject to various federal and international laws and regulations relating to environmental and health and safety matters, especially our Energy Services customers who are subject to drilling permits, waste water disposal and other regulations. To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results. State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted. Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products. Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products. We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.

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

The Company is dependent on the continued operation of its production facilities. During the COVID-19 pandemic, our facilities have been, and may in the future be, temporarily closed in response to government mandates in certain jurisdictions in which we operate or for the safety of our employees in response to positive diagnoses for COVID-19. Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

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

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our manufacturing operations and in our interactions with customers and suppliers. Increased use of remote working arrangements has only increased our reliance on these technologies. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks.

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

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting and specialty products	Performance Materials
Arizona, Pima County	Plant; Mine (1)	Limestone	Specialty Minerals
Arkansas, Ashdown	Plant	PCC	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Performance Materials
Illinois, Belvidere	Plant	Metalcasting products	Performance Materials
Illinois, Hoffman Estates	Research Laboratories; Administrative office (2)	All Company Products	Performance Materials
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Indiana, Troy	Plant	Metalcasting products	Performance Materials
Iowa, Shell Rock	Plant	Metalcasting products	Performance Materials
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Lafayette	Plant	Personal Care Products	Performance Materials
Louisiana, New Iberia	Operations base (2)	Filtration and Well testing services	Energy Services
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Michigan, Albion	Plant	Metalcasting products	Performance Materials
Mississippi, Aberdeen	Plant	Performance additive products	Performance Materials
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials
New York, New York	Headquarters (2)	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting and specialty products	Performance Materials
Ohio, Archbold	Plant	Metalcasting products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Pennsylvania, York	Plant	Metalcasting and pet care products	Performance Materials
Tennessee, Chattanooga	Plant	Metalcasting products	Performance Materials
Texas, Bay City	Plant	Talc	Specialty Minerals
Texas, Houston	Research Laboratories (2)	Filtration and well testing services	Energy Services
Texas, Houston	Administrative Office (2)	Filtration and well testing services	Energy Services
Wisconsin, Neenah	Plant	Metalcasting products	Performance Materials
Wisconsin, Superior	Plant	PCC	Specialty Minerals
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Specialty and pet care products; Environmental and building materials products	Performance Materials

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	Metalcasting, specialty and pet care products	Performance Materials
Australia, Carlingford	Sales Office (2)	Monolithic Refractories	Refractories
Australia, Gurulmundi	Plant; Mine	Metalcasting, specialty and pet care products	Performance Materials
Australia, Perth	Operations base (2)	Filtration services	Energy Services
Austria, Rottersdorf	Plant	Pet care products	Performance Materials
Belgium, Brussels	Administrative Office	Monolithic Refractories	Refractories
Brazil, Macae	Operations base (2)	Filtration services	Energy Services
Brazil, Sao Jose dos Campos	Sales Office (2)/Administrative Office	PCC	Specialty Minerals
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Beijing	Sales Office/Administrative Office	Metalcasting, specialty, fabric care and pet care products	Performance Materials
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Performance Materials
China, Suzhou	Plant/Sales Office/Research Laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research Laboratories	Metalcasting and fabric care products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research Laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
India, Chennai	Plant	Metalcasting products	Performance Materials
India, Mumbai	Sales Office (2)/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Indonesia, Jakarta	Operations base (2)	Filtration services	Energy Services
Ireland, Cork	Plant; Administrative Office (2)/ Research Laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales/Administrative Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Performance Materials
Malaysia, Kemaman	Operations base (2)	Filtration and well testing services	Energy Services
Netherlands, Hengelo	Plant/Administrative Office	Metallurgical Wire	Refractories
Netherlands, Moerdjik	Plant/Administrative Office	Pet Care Products	Performance Materials
Nigeria, Port Harcourt	Operations base (2)	Well Testing services	Energy Services
Poland, Szczytno	Plant	Environmental products	Performance Materials
South Africa, Johannesburg	Sales Office/Administrative Office (2)	Monolithic Refractories	Refractories
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Santander	Administrative Office	Monolithic Refractories	Refractories

Location	Facility	Product Line	Segment
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
Turkey, Unye	Plant; Mine	Pet Care Products	Performance Materials
Turkey, Usak	Plant; Mine	Specialty material products	Performance Materials
United Kingdom, Aberdeen	Operations base (2)	Filtration services	Energy Services
United Kingdom, Birkenhead	Research Laboratories (2)	Environmental products	Performance Materials
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant/Research Laboratories	Fabric care and other products	Performance Materials

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2031.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or, under construction, within the Specialty Minerals segment, as of December 31, 2020. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Jackson	PCA Corporation
Alabama, Selma	International Paper Company
Kentucky, Wickliffe	Phoenix Paper Wickliffe LLC
Maine, Jay	Verso Paper Holdings LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	PCA Corporation
New York, Ticonderoga	International Paper Company
Ohio, Chillicothe	P.H. Glatfelter Co./Pixelle Specialty Solutions
South Carolina, Eastover	International Paper Company
Washington, Longview	North Pacific Paper Corporation

Location	Principal Customer
International
Brazil, Guaiba	CMPC - Celulose Rio Grandense
Brazil, Jacarei	Munksjo Brasil Ind e Com de Papeis Especiais Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Les Entreprises Rolland Inc
Canada, Windsor, Quebec	Domtar Inc.
China, Changshu	UPM Changshu
China, Dagang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou (1)	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Shandong	Shandong Sun Paper Industry Joint Stock Company Ltd
China, Shouguang (1)	Shandong Meilun Paper Corporation
China, Yanzhou	Yanzhou Tianzhang Paper Industry Co., LTD
Finland, Äänekoski	Metsa Board Corporation
Finland, Tervakoski	Delfort
France, Alizay	Double A Paper Company Ltd.
France, Quimperle	PDM Industries
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah (1)	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Gaganapur (1)	Ballarpur Industries Ltd.
India, Kala Amb (2)	Ruchira Papers Limited
India, Lalkuan	Century Papers Ltd.
India, Saila Khurd	Kuantum Papers Ltd.
India, Rayagada (1)	JK Paper
India, Mukstar (2)	Satia Industries Ltd.
Indonesia, Perawang (1)	PT Indah Kiat Pulp and Paper Corporation
Indonesia, Perawang 2 (1)	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi (1)	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz (1)	Navigator Paper Figueira, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank (1)	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom (1)	Double A Paper Company Ltd.
Thailand, Tha Toom 2 (1)	Double A Paper Company Ltd.

(1)   These plants are owned through joint ventures.
(2)   This plant is under construction.

The following table sets forth, for each of the quarries or mines we own or operate, our current estimate as to the amount of proven and probable reserves such quarry or mine holds, based on the most recent mine plan, its usage rate in 2020, and a conversion factor for the conversion of in-situ materials to saleable products, by major mineral category.

						Mining Claims
	2020 Tons Usage (000s)	Total Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves** (000s)	Conversion Factor	Owned	Unpatented *	Leased
Limestone
Adams, MA	684	21,626	21,626	—	80%	21,626	—	—
Canaan, CT	510	21,130	21,130	—	90%	21,130	—	—
Lucerne Valley, CA	1,082	38,637	38,637	—	95%	38,637	—	—
Pima County, AZ	177	7,522	7,522	—	90%	7,522	—	—
Total Limestone	2,453	88,915	88,915	—		88,915	—	—
			100%	0%		100%	0%	0%
Talc
Dillon, MT	122	2,567	2,567	—	80%	2,567	—	—
			100%	0%		100%	0%	0%
Sodium Bentonite
Australia	83	1,063	1,063	—	80%			1,063
Belle/Colony, WY/SD	1,345	61,306	61,306	—	77%	3,550	12,093	45,663
Lovell, WY	507	35,740	35,740	—	86%	16,781	14,756	4,203
Other SD, WY, MT		72,831	—	72,831	79%	54,815	15,048	2,968
Total Sodium Bentonite	1,935	170,940	98,109	72,831		75,146	41,897	53,897
			57%	43%		44%	24%	32%
Calcium Bentonite
Chao Yang, Liaoning, China	332	1,291	1,291	—	78%			1,291
Nevada	1	1,559	1,059	500	76%	1,015	44	500
Sandy Ridge, AL	40	6,335	6,335	—	75%	1,839		4,496
Turkey, Enez//Usak	229	3,228	3,228	—	77%			3,228
Turkey, Unye	314	12,458	12,458	—	80%			12,458
Total Calcium Bentonite	916	24,871	24,371	500		2,854	44	21,973
			98%	2%		12%	0%	88%
Leonardite
Gascoyne, ND	34	2,514	2,514	—	72%	—	2,158	356
			100%	0%			86%	14%
Chromite
South Africa	—	3,494	3,494	—	75%	—	—	3,494
			100%	0%		0%	0%	100%
Other
Nevada**	—	2,997	—	2,997	80%		2,997	—
			0%	100%		0%	100%	0%

GRAND TOTALS	5,460	296,298	219,970	76,328		169,482	47,096	79,720
			74%	26%		57%	16%	27%

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

Item 3.  Legal Proceedings

The Company and its subsidiaries are involved in the legal and environmental proceedings described in Note 18 to the consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference. From time to time, the Company and its subsidiaries are also the subject of various routine legal actions and claims arising in the ordinary course of their businesses. The Company does not anticipate that the individual or aggregate liability arising out of litigation pending or claims known to be threatened against the Company and its subsidiaries will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Name	Age	Position
Douglas T. Dietrich	51	Chief Executive Officer
Brett Argirakis	56	Senior Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain
Michael A. Cipolla	63	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	33	Vice President, Human Resources
Matthew E. Garth	46	Senior Vice President, Finance and Treasury, Chief Financial Officer
Jonathan J. Hastings	58	Group President, Performance Materials
Andrew M. Jones	62	Vice President and Managing Director, Energy Services
Douglas W. Mayger	63	Senior Vice President and Head of Global Operations, Performance Materials
Thomas J. Meek	63	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	58	Group President, Specialty Minerals and Refractories

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

Brett Argirakis was elected to Senior Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain in December 2020.  Prior to that, he was Vice President and Managing Director, Minteq International effective in 2016.  In October 2019, he was given the additional responsibility for MTI Global Supply Chain.  Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility. Prior to his current position, he was Global Vice President & General Manager, Refractories effective August 2009.  Prior to that, he served as Director, Marketing, Minteq Europe and as Director of Sales and Field Operations for Minteq U.S.

Michael A. Cipolla was elected Vice President, Corporate Controller and Chief Accounting Officer in July 2003. Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller of the Company.

Erin N. Cutler was elected Vice President, Human Resources effective August 2020. Prior to that, she was Director, Talent Management, where she led major human resources initiatives including enhancing talent management and succession practices, strengthening talent acquisition efforts, and building talent development programs through the creation and deployment of internship and mentorship programs. Prior to joining the Company in July 2015, she was employed by Pratt Industries where she held multiple human resource positions of increasing responsibility.

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

Holders

On February 3, 2021 there were approximately 181 holders of record of the common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
September 28 - October 25	71,756	$55.73	984,202	$25,436,325
Total	71,756	$55.73

October 26 - November 22	—	$—	—	$75,000,000
November 23 - December 31	179,810	$61.63	179,810	$63,918,183
Total	179,810	$61.63

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period. Over this program's one-year period, 984,202 shares were repurchased for $49.6 million, or an average price of approximately $50.36 per share.  This program is now complete.

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2020, 179,810 shares have been repurchased under this program for $11.1 million, or an average price of approximately $61.63 per share.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2015 to 12/31/2020.

	2015	2016	2017	2018	2019	2020
Minerals Technologies Inc.	$100.00	$169.00	$151.04	$112.97	$127.29	$137.72
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
Dow Jones US Industrials	100.00	119.53	148.86	132.10	175.45	206.90
Dow Jones US Basic Materials	100.00	120.27	150.45	126.12	151.04	178.71
S&P MidCap 400 Materials Sector	100.00	139.82	167.38	133.48	162.38	185.23

Item 6.  Selected Financial Data

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018	2017	2016
Net sales	$1,594.8	$1,791.0	$1,807.6	$1,675.7	$1,638.0
Cost of sales	1,189.4	1,350.4	1,346.2	1,208.5	1,177.6

Production margin	405.4	440.6	461.4	467.2	460.4

Marketing and administrative expenses	176.5	187.5	178.6	180.7	176.4
Research and development expenses	19.9	20.3	22.7	23.7	23.8
Litigation expenses	10.4	10.9	—	—	—
Acquisition-related expenses	3.1	—	1.7	3.4	8.0
Restructuring and other items, net	7.6	13.2	2.5	15.0	28.3

Income from operations	187.9	208.7	255.9	244.4	223.9

Interest expense, net	(38.2)	(43.2)	(45.9)	(43.4)	(54.4)
Debt modification costs and fees	—	—	—	(3.9)	—
Non-cash pension settlement charge	(6.4)	—	(4.4)	—	—
Other non-operating income (deductions), net	(5.3)	(8.2)	(1.5)	(6.2)	0.8
Total non-operating deductions, net	(49.9)	(51.4)	(51.8)	(53.5)	(53.6)

Income from operations before tax and equity in earnings	138.0	157.3	204.1	190.9	170.3
Provision (benefit) for taxes on income*	24.4	22.8	34.4	(6.6)	35.3
Equity in earnings of affiliates, net of tax	2.2	1.9	3.5	1.5	2.1

Consolidated net income	115.8	136.4	173.2	199.0	137.1
Less:
Net income attributable to non-controlling interests	3.4	3.7	4.2	3.9	3.7
Net income attributable to Minerals Technologies Inc. (MTI)	$112.4	$132.7	$169.0	$195.1	$133.4

Earnings per share attributable to MTI:

Basic	$3.29	$3.79	$4.79	$5.54	$3.82

Diluted	$3.29	$3.78	$4.75	$5.48	$3.79

Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	34.2	35.0	35.3	35.2	34.9
Diluted	34.2	35.1	35.6	35.6	35.2

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

	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Working capital	$737.8	$520.7	$494.4	$542.2	$455.6
Total assets	3,209.4	3,112.6	3,087.1	2,970.4	2,863.4
Long-term debt, net of unamortized discount and deferred financing costs	933.2	824.3	907.8	959.8	1,069.9
Total debt	934.2	927.6	1,016.3	969.9	1,082.8
Total shareholders' equity	1,498.7	1,434.6	1,385.3	1,279.1	1,030.9

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

Executive Summary

Worldwide sales decreased 11% in 2020 to $1.595 billion as compared with $1.791 billion in 2019.  Foreign exchange had an unfavorable impact on sales of $16 million or 1%.  Consolidated income from operations was $187.9 million as compared with $208.7 million in the prior year.  Included in income from operations for 2020 was $10.4 million related to litigation expenses associated with the bankruptcy of Novinda Corp, $7.6 million for assets write-downs and severance-related costs, $3.1 million of acquisition-related expenses and $4.0 million in costs related to system restoration and risk mitigation following a ransomware attack on certain of the Company's information technology systems.  Included in income from operations in 2019 were restructuring and other items of $13.2 million and a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.  Net income was $112.4 million in 2020, as compared to $132.7 million in the prior year.  The Company reported diluted earnings of $3.29 per share in 2020 as compared with $3.78 per share in the prior year.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic. We have remained focused on the health and safety of our employees, and deployed rigorous health, safety and wellness protocols for all of our facilities in order to protect our employees.  We have also conducted scenario planning and developed contingency plans to ensure we are supporting our customers and adjusting to changing market dynamics. Around the world, the Company continues to closely adhere to all government regulations as they are issued. Applicable governmental directives across the United States and other global locations have typically permitted the continued operation of essential critical infrastructure sectors. As the Company supplies products and services to many essential industries, including critical manufacturing and energy sectors, all of our operations had qualified as essential businesses. Accordingly, all of the Company’s production facilities are currently operational. In a few locations, however, sites were temporarily impacted by the pandemic during 2020.

The economic environment related to the COVID-19 pandemic, which slowed business activity in several key end-markets, negatively impacted the Company’s results in 2020. The pandemic has affected and may continue to affect the demand for a number of our Performance Materials segment’s products and services. Paper consumption has been and may continue to be impacted. Global steel production has been and may continue to be affected by volatility in the market due to the pandemic, which could impact our Refractory segment. Oil and natural gas prices have been volatile as a result of the pandemic, and this could cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities.

The impacts of the COVID-19 pandemic may continue to impact our results during 2021. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the continued severity of the pandemic and future actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the evolving situation.

In 2020, the Company continued to execute on its growth strategies of geographic expansion and new product innovation. The Company delivered sales growth across several product lines and geographies, increased volumes through capacity expansions and a new PCC satellite facility, and capitalized on customer demand for our latest innovative products.

Long-term debt as of December 31, 2020 was $933.2 million.  On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028. The net proceeds were used to repay $148 million of fixed rate term loans and $100 million of outstanding borrowing under its revolving credit facility and the remainder for general corporate purposes. Additionally, in 2020, we repurchased $40.7 million of treasury shares.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $371.8 million as of December 31, 2020.  Cash flow from operations for 2020 was $240.6 million.  The Company currently has more than $650 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment, by using excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

Outlook

The COVID-19 pandemic had an adverse effect on our reported results for 2020, and may continue to negatively impact our business and results of operations for 2021.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2021 from its existing businesses, as follows:

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

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net sales	$1,594.8	$1,791.0	$1,807.6	(11.0)%	(0.9)%
Cost of sales	1,189.4	1,350.4	1,346.2	(11.9)%	0.3%
Production margin	405.4	440.6	461.4	(8.0)%	(4.5)%
Production margin %	25.4%	24.6%	25.5%

Marketing and administrative expenses	176.5	187.5	178.6	(5.9)%	5.0%
Research and development expenses	19.9	20.3	22.7	(2.0)%	(10.6)%
Litigation expenses	10.4	10.9	—	(4.6)%	*
Acquisition-related expenses	3.1	—	1.7	*	*
Restructuring and other items, net	7.6	13.2	2.5	(42.4)%	*

Income from operations	187.9	208.7	255.9	(10.0)%	(18.4)%
Operating margin %	11.8%	11.7%	14.2%

Interest expense, net	(38.2)	(43.2)	(45.9)	(11.6)%	(5.9)%
Non-cash pension settlement charge	(6.4)	—	(4.4)	*	*
Other non-operating deductions, net	(5.3)	(8.2)	(1.5)	(35.4)%	*
Total non-operating deductions, net	(49.9)	(51.4)	(51.8)	(2.9)%	(0.8)%

Income from operations before tax and equity in earnings	138.0	157.3	204.1	(12.3)%	(22.9)%
Provision for taxes on income	24.4	22.8	34.4	7.0%	(33.7)%
Effective tax rate	17.7%	14.5%	16.9%

Equity in earnings of affiliates, net of tax	2.2	1.9	3.5	15.8%	(45.7)%

Consolidated net income	115.8	136.4	173.2	(15.1)%	(21.2)%
Less: Net income attributable to non-controlling interests	3.4	3.7	4.2	(8.1)%	(11.9)%
Net income attributable to Minerals Technologies Inc. (MTI)	$112.4	$132.7	$169.0	(15.3)%	(21.5)%

*  Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
U.S.	$822.5	$962.4	$961.6	(14.5)%	0.1%
International	772.3	828.6	846.0	(6.8)%	(2.1)%
Total sales	$1,594.8	$1,791.0	$1,807.6	(11.0)%	(0.9)%

Performance Materials Segment	$752.8	$823.3	$828.1	(8.6)%	(0.6)%
Specialty Minerals Segment	510.9	574.4	589.3	(11.1)%	(2.5)%
Refractories Segment	258.1	298.1	311.9	(13.4)%	(4.4)%
Energy Services Segment	73.0	95.2	78.3	(23.3)%	21.6%
Total sales	$1,594.8	$1,791.0	$1,807.6	(11.0)%	(0.9)%

Worldwide net sales in 2020 decreased 11% from the previous year to $1,594.8 million.  Foreign exchange had an unfavorable impact on sales of approximately $16 million or 1 percentage point.  Net sales in the United States decreased 14.5% to $822.5 million in 2020 and represented 52% of consolidated net sales.  International sales decreased 6.8% to $772.3 million in 2020 and represented 48% of consolidated net sales.

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

Operating Costs and Expenses

Consolidated cost of sales was $1,189.4 million, $1,350.4 million and $1,346.2 million in 2020, 2019 and 2018, respectively.  Production margin as a percentage of net sales was 25.4% in 2020, 24.6% in 2019 and 25.5% in 2018.  The increase in production margin in 2020 was primarily due to higher selling prices and cost control.

Marketing and administrative costs were $176.5 million, $187.5 million and $178.6 million in 2020, 2019 and 2018, respectively.  Marketing and administrative costs as a percentage of net sales were 11.1% in 2020, 10.5% in 2019 and 9.9% in 2018.  Included in marketing and administrative costs in 2020 was a $4.0 million charge relating to system restoration and risk mitigation following a ransomware attack on certain of the Company's information technology systems. Included in marketing and administrative costs in 2019 was bad debt expense of $2.5 million relating to a Refractories customer in the UK and higher mark to market expenses as compared to prior year.

Research and development expenses were $19.9 million, $20.3 million and $22.7 million in 2020, 2019 and 2018, respectively.  Research and development expenses as a percentage of net sales were 1.2% in 2020, 1.1% in 2019 and 1.3% in 2018.

In 2020, the Company recorded a $10.4 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.  In addition, the Company recorded a $7.6 million charge for asset write-downs and other restructuring costs and $3.1 million for acquisition-related expenses.

In 2019, the Company recorded a $13.2 million charge for asset write-downs and severance-related costs.  In addition, the Company recorded a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.

In 2018, the Company recorded a $1.8 million restructuring charge relating to Energy Services businesses we previously exited and a $0.7 million asset-write down charge related to the closure of one of our Paper PCC facilities in North America in the first quarter of 2019.  In addition, the Company incurred $1.7 million for acquisition-related expenses.

Income from Operations

During 2020, the Company recorded income from operations of $187.9 million, as compared with $208.7 million in the prior year.  Income from operations represented 11.8% of sales compared with 11.7% of sales in the prior year.  Income from operations in 2020 included a $10.4 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp, $7.6 million for asset write-downs and severance-related costs, $4.0 million related to system restoration and risk mitigation following a ransomware attack on certain of the Company's information technology systems and $3.1 million of acquisition-related expenses.

During 2019, the Company recorded income from operations of $208.7 million, as compared with $255.9 million in the prior year.  Income from operations represented 11.7% of sales compared with 14.2% of sales in the prior year.  Income from operations in 2019 included a charge of $13.2 million for asset write-downs and severance-related costs and a $10.9 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions, net of $49.9 million in 2020 as compared with $51.4 million in the previous year.

Included in non-operating deductions was net interest expense of $38.2 million in 2020 as compared to $43.2 million in the prior year, as a result of lower debt balances due to principal repayments and lower interest rates. Additionally, the Company recorded at $6.4 million non-cash pension settlement charge relating to one of the Company's retirement plans in the United States.

Net interest expense was $43.2 million in 2019 as compared to $45.9 million in the prior year, as a result of lower debt balances due to principal repayments.

Provision for Taxes on Income

Provision for taxes was $24.4 million, $22.8 million and $34.4 million in 2020, 2019 and 2018, respectively.  The effective tax rates were 17.7%, 14.5% and 16.9% during 2020, 2019 and 2018, respectively.  Included in the provision for taxes for 2018 is a $4.4 million benefit representing an adjustment of the provisional amounts previously recorded for the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) legislation, enacted in December 2017.

The higher effective tax rate in 2020 as compared to 2019 was primarily due to tax credits in the prior year resulting from the expiration of a tax statute of limitations.  The lower effective tax rate in 2019 as compared to 2018 was primarily due to aforementioned tax benefits resulting from the expiration of a tax statute of limitations.

The other factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $8.5 million in 2020, $7.8 million in 2019 and $8.0 million in 2018.

The U.S. Tax Reform legislation established a new Global Intangible Low-Tax Income provision (“GILTI”) that currently taxes certain income from foreign operations.  The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $0.6 million and $2.1 million for 2020 and 2018, respectively.  There was no charge for GILTI in 2019.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $4.6 million, $6.0 million and $2.3 million in 2020, 2019 and 2018, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $115.8 million in 2020 and included a $24.1 million charge, net of tax.  This charge consisted of litigation expenses associated with the bankruptcy of Novinda Corp., asset write-downs, severance-related costs, IT incident remediation cost, acquisition-related costs and a non-cash pension settlement charge.

Consolidated net income was $136.4 million in 2019 and included a $20.8 million charge, net of tax.  This charge consisted of the asset write-downs, severance-related costs and litigation expenses associated with the bankruptcy of Novinda Corp.

Segment Review

The following discussions highlight the operating results for each of our four segments.

Performance Materials Segment

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net Sales
Metalcasting	$258.1	$291.2	$328.9	$(33.1)	$(37.7)
Household, Personal Care & Specialty Products	380.2	376.6	348.5	3.6	28.1
Environmental Products	58.6	86.6	80.3	(28.0)	6.3
Building Materials	55.9	68.9	70.4	(13.0)	(1.5)
Total net sales	$752.8	$823.3	$828.1	$(70.5)	$(4.8)

Income from operations	$103.6	$97.1	$116.8	$6.5	$(19.7)
% of net sales	13.8%	11.8%	14.1%

2020 v 2019

Net sales in the Performance Materials segment in 2020 were $752.8 million and decreased $70.5 million, or 9 percent from 2019. Metalcasting’s sales decreased $33.1 million or 11 percent, primarily due to COVID-19 related weaker foundry demand in North America. Household, Personal Care & Specialty Products sales increased $3.6 million or 1 percent from the prior year, primarily driven by strong demand for consumer-oriented products. Environmental Products and Building Materials sales experienced COVID-19 related project delays that yielded a decrease in sales from the prior year of $28.0 million and $13.0 million, respectively.

Income from operations increased $6.5 million to $103.6 million in 2020 and represented 13.8% of net sales as compared to $97.1 million and 11.8% of sales in 2019.  Pricing actions, cost control and expense reductions more than offset the impact of lower sales versus the prior year.

2019 v 2018

Net sales in the Performance Materials segment in 2019 were $823.3 million and decreased $4.8 million, or 1 percent from 2018. Foreign exchange had an unfavorable impact of $13.4 million or 2%.  Metalcasting’s sales decreased $37.7 million or 11 percent, primarily due to lower market-based pricing and volumes in the specialty sands products, as well as weaker demand in US automotive, heavy truck and agriculture equipment.  Household, Personal Care & Specialty Products sales increased 8 percent, primarily driven by continued strong performance of our Global pet care business, as well as increases in our Human and Animal Health businesses.  In the third quarter of 2019, the Company combined its Basic Minerals product line with its Household, Personal Care & Specialty Products product line.  Environmental Products sales rose 8 percent due to a large international project and higher volumes of our geosynthetic clay liners and specialty liners.   Building Materials sales decreased 2% due primarily to the difference in magnitude of waterproofing projects as compared with prior year.

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

Specialty Minerals Segment

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net Sales
Paper PCC	$308.4	$364.9	$378.5	$(56.5)	$(13.6)
Specialty PCC	69.3	69.1	66.9	0.2	2.2
PCC Products	$377.7	$434.0	$445.4	$(56.3)	$(11.4)

Ground Calcium Carbonate	$89.3	$91.3	$91.0	$(2.0)	$0.3
Talc	43.9	49.1	52.9	(5.2)	(3.8)
Processed Minerals Products	$133.2	$140.4	$143.9	$(7.2)	$(3.5)

Total net sales	$510.9	$574.4	$589.3	$(63.5)	$(14.9)

Income from operations	$67.8	$83.1	$95.4	$(15.3)	$(12.3)
% of net sales	13.3%	14.5%	16.2%

2020 v 2019

Net sales in the Specialty Minerals segment decreased 11 percent to $510.9 million in 2020 from $574.4 million in 2019. Worldwide sales of PCC products decreased to $377.7 million in 2020 from $434.0 million in the prior year largely due to lower paper demand and temporary COVID-19 related customer shutdowns.  Specialty PCC sales remained flat as compared with prior year as automotive and residential construction markets rebounded during 2020 and consumer-oriented markets continue to be strong.  Sales of Processed Minerals products decreased 5 percent to $133.2 million in 2020 primarily driven by the slowdown in residential construction and automotive markets in the second and third quarters.

Income from operations decreased $15.3 million to $67.8 million in 2020 and represented 13.3% of net sales compared to $83.1 million and 14.5% of sales in the prior year. Included in income from operations were $7.6 million of restructuring and impairment costs.

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

Income from operations decreased $12.3 million to $83.1 million in 2019 and represented 14.5% of net sales compared to $95.4 million and 16.2% of sales in the prior year.  This decrease was primarily driven by the paper mill shutdowns in North America and lower volumes in Europe, which was partially offset by higher pricing.  Included in income from operations for 2019 were restructuring and asset write-down charges of $2.5 million.

Refractories Segment

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net Sales
Refractory Products	$212.3	$244.8	$261.1	$(32.5)	$(16.3)
Metallurgical Products	45.8	53.3	50.8	(7.5)	2.5
Total net sales	$258.1	$298.1	$311.9	$(40.0)	$(13.8)

Income from operations	$35.5	$39.8	$45.4	$(4.3)	$(5.6)
% of net sales	13.8%	13.4%	14.6%

2020 v 2019

Net sales in the Refractories segment decreased 13 percent to $258.1 million in 2020, as a result of steel mill utilization rates decline in the second quarter in North America and Europe, which was followed by a gradual improvement in the second half of the year.

Income from operations decreased $4.3 million to $35.5 million and represented 13.8% of net sales in 2020 compared to $39.8 million or 13.4% of sales in 2019 due to lower refractory volumes globally.

2019 v 2018

Net sales in the Refractories segment decreased 4 percent to $298.1 million in 2019, driven by lower sales of Refractory products globally, partially offset by higher metallurgical products and laser equipment sales.

Income from operations decreased $5.6 million to $39.8 million and represented 13.4% of net sales in 2019 compared to $45.4 million or 14.6% of sales in 2018 due to lower refractory volumes globally.  Included in income from operations for 2019 were restructuring and asset write-down charges of $0.8 million and a $2.5 million bad debt reserve relating to a customer bankruptcy.

Energy Services Segment

	Year Ended December 31,
(millions of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018

Net Sales	$73.0	$95.2	$78.3	$(22.2)	$16.9

Income (Loss) from operations	$5.2	$7.8	$4.5	$(2.6)	$3.3
% of net sales	7.1%	8.2%	5.7%

2020 v 2019

Net sales in the Energy Services segment decreased $22.2 million in 2020 or 23 percent, primarily driven by the decrease in activity due to COVID-19 restrictions and the impact of storm activity in the Gulf of Mexico.

The segment recorded income from operations of $5.2 million in 2020 as compared to $7.8 million in the prior year.

2019 v 2018

Net sales in the Energy Services segment increased $16.9 million in 2019 or 22 percent, driven by higher well testing and filtration activity in the North Sea and Gulf of Mexico and increased equipment sales and filtration activity in the Asia Pacific region.

The segment recorded income from operations of $7.8 million in 2019 as compared to $4.5 million in the prior year.  Included in income from operations was $1.8 million of restructuring and asset write-down charges in 2019.

Liquidity and Capital Resources

Cash provided from continuing operations in 2020 was $240.6 million, compared with $238.3 million in prior year. Cash flows provided from operations in 2020 were principally used to repay debt, fund capital expenditures, acquire assets, repurchase shares and to pay the Company's dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

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

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The Company used the net proceeds of its offering of the Notes to repay all of its outstanding loans under the fixed rate tranche of the Term Facility, repay all of its outstanding borrowings under its Revolving Credit Facility, and the remainder for general corporate purposes.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of December 31, 2020, there were no loans outstanding and $9.5 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has a committed loan facility in Japan. As of December 31, 2020, there is an outstanding balance of $4.1 million on this facility.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.6 million on these loans in 2020.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2020, the Company repaid $1.5 million on these loans.

As of December 31, 2020, the Company had $25.6 million in uncommitted short-term bank credit lines, none of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2021 should be between $75 million and $85 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%. The fair value of this instrument at December 31, 2020 was a liability of less than $0.1 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at December 31, 2020 is a liability of $7.7 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at December 31, 2020 is an asset of $0.4 million. These swaps mature in May 2023.  As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 23, 2019, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  Over this program's one-year period, 984,202 shares were repurchased for $49.6 million, or an average price of approximately $50.36 per share.  This program is now completed.

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2020, 179,810 shares have been repurchased under this program for $11.1 million, or an average price of approximately $61.63 per share.

On January 27, 2021, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

Contractual Obligations

The Company has committed cash outflow related to long-term debt, interest on debt, pension and post-retirement benefit obligations, operating lease agreements, and other long-term contractual obligations.  As of December 31, 2020, minimum payments for these obligations were as follows:

	Payments Due by Period
(millions of dollars)	Total	2021	2022– 2023	2024– 2025	After 2025
Long-term debt	$952.7	$4.5	$0.2	$548.0	$400.0
Interest related to long term debt	177.6	36.5	72.9	48.2	20.0
Estimated pension and post retirement plan funding	23.2	11.6	11.6	—	—
Operating lease obligations	74.0	14.4	21.6	14.0	24.0
Repatriation tax liability	21.3	0.9	6.9	13.5	—
Other long-term liabilities	24.1	0.4	—	—	23.7
Total contractual obligations	$1,272.9	$68.3	$113.2	$623.7	$467.7

Debt amounts in the preceding table represent the principal amounts of all outstanding long-term debt, including current portion.  As of December 31, 2020, maturities for long-term debt extended to 2028. The above table does not include borrowings under our Revolving Facility as such amounts can be borrowed and repaid as required.  Any remaining outstanding loans under the Revolving Facility will mature in April 2023.

Interest related to long-term debt is based on interest rates in effect as of December 31, 2020 and is calculated on debt with maturities that, on December 31, 2020 extended to 2024. As the contractual interest rate for a portion of our debt is variable, actual cash payments may differ from the estimates provided in the preceding table.

Estimated minimum required pension funding and post-retirement benefits are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates. The Company has determined that it is not practicable to present expected pension funding and other postretirement benefit payments beyond 2022 and, accordingly, no amounts have been included in the table beyond such dates.

The Company has several non-cancelable operating leases, primarily for office space and equipment. Operating lease obligations includes future minimum rental commitments under non-cancelable leases.

The Company recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings under U.S. Tax Reform of $35.1 million, payable in eight annual interest-free installments beginning in 2018. The Company paid its first installment in 2018 and was required to apply certain overpayments to the outstanding liability.  The remaining liability is payable through 2025.

Other long-term liabilities include asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at the Company's PCC satellite facilities and mining operations.  See Note 21 to the Consolidated Financial Statements.

The total amount of contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $7.6 million at December 31, 2020.  Payment of these obligations would result from settlements with taxing authorities.  Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.  We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2020 and 2019, respectively. We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

The Company has five reporting units; Performance Materials, PCC, Processed Minerals, Refractories and Energy Services. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.  In the fourth quarter of 2020, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $138.4 million and $157.6 million at December 31, 2020 and 2019, respectively.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. See Note 9 to the Consolidated Financial Statements for additional detail on our uncertain tax positions.

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

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2020 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2020, the Company had approximately 56% of its pension assets in equity securities, 28% in fixed income securities and 16% in other securities.

The Company recognized pension expense of $18.4 million in 2020 as compared to $12.6 million in 2019.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2020, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($119.1) million as compared to ($99.7) million in 2019.  The majority of the actuarial losses were due to decreases in the discount rate and lower actual rates of return on assets than expected during the financial crisis of 2008.

In 2020, included in other comprehensive income, is a net loss of $24.5 million ($18.7 million after-tax) primarily due to a change in discount rates.  In 2019, a net loss of $21.2 million ($16.1 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2018, a net loss of $21.6 million ($16.9 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2020, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

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

Cyclical Nature of Customers' Businesses

The bulk of our sales within Specialty Minerals, Performance Materials and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing and construction industries, which have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. In addition, our customers’ demand for our Energy Services segments products and services are affected by oil and natural gas production activities, which are heavily influenced by the benchmark price of these commodities. Oil and natural gas prices decreased significantly between 2014 through 2017 and again in 2020, which has caused exploration companies to reduce their capital expenditures and production and exploration activities. This has had the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

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

Adoption of ASU 2016-13 Measurement of Credit Losses on Financial Instruments

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

Adoption of ASU 2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The Company adopted this guidance on January 1, 2020 on a retrospective basis and has updated the disclosures contained in Note 17 to the Company's Consolidated Financial Statements. Other than the modification of certain disclosures, this guidance did not impact the Company's consolidated financial statements.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  In the second quarter of 2018, the Company entered into a cross currency swap with a total notional value of $150 million.  The swap matures in May 2023.  The fair value of this swap at December 31, 2020, was an asset of $0.4 million.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 16 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  During the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million.  The fair value of this swap at December 31, 2020, was a liability of less than $0.1 million.  In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for with a total notional value of $150 million.  The fair value of this swap at December 31, 2020, was a liability of $7.7 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $1.5 million in incremental interest charges on an annual basis.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Company's Board of Directors required by this item is incorporated herein by reference to the Company's Proxy Statement, under the captions “Corporate Governance”, “Committees of the Board of Directors” and “Item 1- Election of Directors.”

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled "Code of Ethics for the Senior Financial Officers," which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Corporate Governance and then Policies and Charters.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2020. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,363,366	$57.29	1,532,246

Total	1,363,366	$57.29	1,532,246

For further information, see Note 7 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Corporate Governance and then Policies and Charters. The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence” is incorporated herein by reference.

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

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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
4.2
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to exhibit 4.2 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019)

4.3
Indenture, dated as of June 30, 2020, by and among Minerals Technologies Inc., the subsidiary guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as a trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 001-11430) filed on June 30, 2020.)

10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.6
Form of Employment Agreement between the Company and each of Brett Argirakis,  Michael A. Cipolla, Erin N. Cutler, Matthew E. Garth, Jonathan J., Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.8
Form of Severance Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Matthew E. Garth, Jonathan J., Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Matthew E. Garth, Jonathan J. Hastings, Andrew Jones, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Employee Protection Plan, as amended August 27, 1999 (Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2004) (+)

10.11
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.11(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430)for the year ended December 31, 2011) (+)

10.12
2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 11, 2020 (Incorporated by reference to Appendix A to the Company’s Supplement to its 2020 Proxy Statement (file no. 001-11430) filed on April 22, 2020) (+)

10.12(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.12(b)
Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.13	Company Retirement Plan, as amended and restated, dated August 27, 2020 (*)(+)
10.14
Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.14(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.14(b)
Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.15
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.15(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(c)
Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.15(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(d)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (Incorporated by reference to exhibit 10.15(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2015)(+)

10.15(e)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated July 16, 2020 (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended June 28, 2020)(+)

10.15(f)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 21, 2020 (*)(+)
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
Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (Incorporated by reference to exhibit 10.16(e) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.17
Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)

10.17(a)
Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.17(b)
First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.18
Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)

10.18(a)
First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.19
Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.19(a)
Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.20
AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended (Incorporated by reference to exhibit 10.1 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (file no. 0-15661))(+)

10.20(a)
First Amendment to AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated December 22, 2014 (Incorporated by reference to exhibit 10.20(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.20(b)
Third Amendment to the AMCOL International Corporation Nonqualified Deferred Compensation Plan, as amended, dated August 21, 2015 (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended September 27, 2015)(+)

10.21
AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (Incorporated by reference to the exhibit 10.6 filed with the Annual Report on Form 10-K for the year ended December 31, 2008 of AMCOL International Corporation (file no. 0-15661)) (+)

10.21(a)
First Amendment to AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees, dated December 22, 2014 (Incorporated by reference to exhibit 10.21(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.21(b)
Second Amendment to Amended and Restated Supplementary Pension Plan for Employees of AMCOL International Corporation, dated August 21, 2015 (Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended September 27, 2015)(+)

10.22
Third Amendment, dated as of April 18, 2018, to the Credit Agreement, dated as of May 9, 2014, among Minerals Technologies Inc., the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent , and the other agents party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto (Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on April 20, 2018)

10.23
Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

21.1	Subsidiaries of the Company (*)
23.1	Consent of Independent Registered Public Accounting Firm (*)
24	Power of Attorney (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer (*)
32	Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Douglas T. Dietrich
Douglas T. Dietrich
Chief Executive Officer

February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chief Executive Officer	February 19, 2021
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Matthew E. Garth	Senior Vice President – Finance and Treasury,	February 19, 2021
Matthew E. Garth	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 19, 2021
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 19, 2021
Joseph C. Breunig

*	Director	February 19, 2021
John J. Carmola

*	Director	February 19, 2021
Robert L. Clark

*	Director	February 19, 2021
Alison A. Deans

/s/ Douglas T. Dietrich	Director	February 19, 2021
Douglas T. Dietrich

*	Chairman and Director	February 19, 2021
Duane R. Dunham

*	Director	February 19, 2021
Franklin L. Feder

*	Director	February 19, 2021
Carolyn K. Pittman

*	Director	February 19, 2021
Marc E. Robinson

*	Director	February 19, 2021
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$367.7	$241.6
Short-term investments, at cost which approximates market	4.1	1.6
Accounts receivable	369.0	376.2
Inventories	248.2	253.3
Prepaid expenses	35.4	35.4
Other current assets	9.2	11.1
Total current assets	1,033.6	919.2

Property, plant and equipment, less accumulated depreciation and depletion	1,039.6	1,052.8
Goodwill	808.5	807.4
Intangible assets	195.8	203.0
Deferred income taxes	25.3	23.0
Other assets and deferred charges	106.6	107.2
Total assets	$3,209.4	$3,112.6

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$—	$101.2
Current maturities of long-term debt	1.0	2.1
Accounts payable	148.3	163.4
Income tax payable	8.7	4.2
Accrued compensation and related items	60.3	50.7
Other current liabilities	77.5	76.9
Total current liabilities	295.8	398.5

Long-term debt, net of unamortized discount and deferred financing costs	933.2	824.3
Deferred income taxes	163.7	180.6
Accrued pension and postretirement benefits	179.0	148.9
Other non-current liabilities	139.0	125.7
Total liabilities	1,710.7	1,678.0

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 49,051,181 shares in 2020 and 48,909,662 shares in 2019	4.9	4.9
Additional paid-in capital	453.3	442.2
Retained earnings	2,011.3	1,905.7
Accumulated other comprehensive loss	(308.3)	(290.4)
Less common stock held in treasury, at cost; 15,168,994 shares in 2020 and 14,365,355 shares in 2019	(700.4)	(659.7)

Total Minerals Technologies Inc. shareholders' equity	1,460.8	1,402.7
Non-controlling interests	37.9	31.9
Total shareholders' equity	1,498.7	1,434.6

Total liabilities and shareholders' equity	$3,209.4	$3,112.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2020	2019	2018
Product sales	$1,521.8	$1,695.8	$1,729.3
Service revenue	73.0	95.2	78.3
Total net sales	1,594.8	1,791.0	1,807.6

Cost of goods sold	1,140.5	1,285.8	1,293.3
Cost of service revenue	48.9	64.6	52.9
Total cost of sales	1,189.4	1,350.4	1,346.2

Production margin	405.4	440.6	461.4

Marketing and administrative expenses	176.5	187.5	178.6
Research and development expenses	19.9	20.3	22.7
Litigation expenses	10.4	10.9	—
Acquisition-related expenses	3.1	—	1.7
Restructuring and other items, net	7.6	13.2	2.5

Income from operations	187.9	208.7	255.9

Interest expense, net	(38.2)	(43.2)	(45.9)
Non-cash pension settlement charge	(6.4)	—	(4.4)
Other non-operating income (deductions), net	(5.3)	(8.2)	(1.5)
Total non-operating deductions, net	(49.9)	(51.4)	(51.8)

Income from operations before tax and equity in earnings	138.0	157.3	204.1
Provision for taxes on income	24.4	22.8	34.4
Equity in earnings of affiliates, net of tax	2.2	1.9	3.5

Consolidated net income	115.8	136.4	173.2
Less:
Net income attributable to non-controlling interests	3.4	3.7	4.2
Net income attributable to Minerals Technologies Inc. (MTI)	$112.4	$132.7	$169.0

Earnings per share:

Basic:
Income from operations attributable to MTI	$3.29	$3.79	$4.79
Diluted:
Income from operations attributable to MTI	$3.29	$3.78	$4.75

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	34.2	35.0	35.3
Diluted	34.2	35.1	35.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Consolidated net income	$115.8	$136.4	$173.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.9	(29.9)	(67.9)
Pension and postretirement plan adjustments	(18.7)	(16.1)	16.9
Unrealized gain (loss) on cash flow hedges	(8.5)	0.2	1.6
Total other comprehensive income (loss), net of tax	(16.3)	(45.8)	(49.4)
Total comprehensive income including non-controlling interests	99.5	90.6	123.8

Less: Net income attributable to non-controlling interests	3.4	3.7	4.2
Less: Foreign currency translation adjustments attributable to non-controlling interests	1.7	—	(1.8)
Comprehensive income attributable to non-controlling interests	5.1	3.7	2.4

Comprehensive income attributable to Minerals Technologies Inc.	$94.4	$86.9	$121.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Operating Activities:

Consolidated net income	$115.8	$136.4	$173.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	93.9	98.4	94.3
Loss on disposal of property, plant and equipment	0.2	1.9	2.8
Deferred income taxes	(2.7)	(1.4)	15.4
Pension amortization and settlement loss	13.1	9.2	13.4
Provision for bad debts	2.6	6.3	3.2
Stock-based compensation	10.2	8.1	6.2
Asset write-downs	7.1	7.5	0.7
Reduction of right of use asset	12.3	12.7	—
Other non-cash items	(2.2)	(1.9)	(3.5)

Changes in operating assets and liabilities
Accounts receivable	13.7	9.9	(3.0)
Inventories	8.3	(16.0)	(14.7)
Pension plan funding	(12.2)	(7.7)	(24.2)
Accounts payable	(16.7)	(5.1)	(11.2)
Restructuring liabilities	(1.2)	2.4	(4.9)
Income taxes payable	3.9	2.5	(7.4)
Prepaid expenses and other	(5.5)	(24.9)	(36.7)
Net cash provided by operating activities	240.6	238.3	203.6

Investing Activities:

Purchases of property, plant and equipment	(66.8)	(65.0)	(75.9)
Acquisition of business, net of cash acquired	—	—	(122.5)
Acquisition of assets	(9.2)	—	—
Proceeds from sale of assets	0.7	—	0.9
Purchases of short-term investments	(8.7)	(5.5)	(7.7)
Proceeds from sale of short-term investments	5.3	7.7	6.1
Other investing activities	—	0.8	(0.9)
Net cash used in investing activities	(78.7)	(62.0)	(200.0)

Financing Activities:

Long-term debt issuance	400.0	—	—
Debt issuance costs	(6.4)	—	(1.5)
Repayment of long-term debt	(290.1)	(88.2)	(66.3)
Proceeds from issuance of short-term debt	—	—	113.0
Repayment of short-term debt	(101.2)	(4.0)	(14.0)
Purchase of common stock for treasury	(40.7)	(41.0)	(21.7)
Proceeds from issuance of stock under option plan	3.2	2.2	3.0
Tax withholding payments for stock-based compensation	(2.0)	(1.7)	(3.1)
Dividends paid to non-controlling interests	(0.7)	(4.2)	(1.8)
Capital contribution from non-controlling interests	1.7	0.6	3.7
Cash dividends paid	(6.8)	(7.0)	(7.1)
Net cash provided by (used in) financing activities	(43.0)	(143.3)	4.2

Effect of exchange rate changes on cash and cash equivalents	7.2	(0.2)	(11.2)

Net increase (decrease) in cash and cash equivalents	126.1	32.8	(3.4)
Cash and cash equivalents at beginning of period	241.6	208.8	212.2
Cash and cash equivalents at end of period	$367.7	$241.6	$208.8

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$1.8	$1.1	$0.3

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2017	$4.9	$422.7	$1,607.2	$(186.1)	$(597.0)	$27.4	$1,279.1

Net income	—	—	169.0	—	—	4.2	173.2
Other comprehensive loss	—	—	—	(47.6)	—	(1.8)	(49.4)
Dividends declared	—	—	(7.1)	—	—	—	(7.1)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Acquisition of non-controlling interest	—	—	—	—	—	0.1	0.1
Capital contribution from non-controlling interests	—	—	—	—	—	3.7	3.7
Issuance of shares pursuant to employee stock compensation plans	—	3.0	—	—	—	—	3.0
Purchase of common stock for treasury	—	—	—	—	(21.7)	—	(21.7)
Stock-based compensation	—	6.2	—	—	—	—	6.2
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	132.7	—	—	3.7	136.4
Other comprehensive loss	—	—	—	(45.8)	—	—	(45.8)
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends paid to non-controlling interests	—	—	—	—	—	(4.2)	(4.2)
Cumulative effect of accounting change	—	—	10.9	(10.9)	—	—	—
Capital contribution from non-controlling interests	—	—	—	—	—	0.6	0.6
Issuance of shares pursuant to employee stock compensation plans	—	2.2	—	—	—	—	2.2
Purchase of common stock for treasury	—	—	—	—	(41.0)	—	(41.0)
Stock-based compensation	—	8.1	—	—	—	—	8.1
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	112.4	—	—	3.4	115.8
Other comprehensive income (loss)	—	—	—	(17.9)	—	1.6	(16.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.7)	(0.7)
Capital contribution from non-controlling interests	—	—	—	—	—	1.7	1.7
Issuance of shares pursuant to employee stock compensation plans	—	3.2	—	—	—	—	3.2
Purchase of common stock for treasury	—	—	—	—	(40.7)	—	(40.7)
Stock-based compensation	—	10.2	—	—	—	—	10.2
Conversion of RSU's for tax withholding	—	(2.3)	—	—	—	—	(2.3)
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $4.1 million and $1.6 million at December 31, 2020 and 2019, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2020.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $15.0 million and $12.9 million at December 31, 2020 and 2019, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2020 and 2019, the book value of the Company’s equity method investments was $17.0 million and $16.1 million.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2020 and 2019, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2020, the Company had no international subsidiaries operating in highly inflationary economies.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company's accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 9 for additional detail on our uncertain tax positions.

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

Adoption of ASU 2016-13 Measurement of Credit Losses on Financial Instrument

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
Adoption of ASU 2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The Company adopted this guidance on January 1, 2020 on a retrospective basis and has updated the disclosures contained in Note 17. Other than the modification of certain disclosures, this guidance did not impact the Company's consolidated financial statements.

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

The economic environment related to the COVID-19 pandemic, which slowed business activity in several key end-markets, negatively impacted the Company’s results in 2020. The pandemic has affected and may continue to affect the demand for a number of our Performance Materials segment’s products and services. Paper consumption has been and may continue to be impacted, affecting sales in our Specialty Minerals segment. Global steel production has been and may continue to be affected by volatility in the market due to the pandemic, which could impact our Refractory segment. Oil and natural gas prices have been volatile as a result of the pandemic, and this could cause oil and natural gas companies to reduce their capital expenditures and production and exploration activities, serviced by our Energy Services segment.

The impacts of the COVID-19 pandemic may continue to impact our results during 2021. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the continued severity of the pandemic and future actions by government authorities to contain it or treat its impact. These conditions are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the evolving situation.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Leases

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

Operating lease cost was $15.3 million and $16.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. The components of lease costs are as follows:

	December 31,
(millions of dollars)	2020	2019
Operating lease cost	$15.2	$15.5
Short-term lease cost	0.1	1.1
Total	$15.3	$16.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information and non-cash activity related to our leases are as follows:

(millions of dollars)	December 31, 2020

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$15.7
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$18.1

Weighted average remaining lease term, and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	7.71
Weighted-average operating leases discount rate	5.0%

The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

		December 31,
(millions of dollars)	Balance Sheet Classification	2020	2019

Right-of-use-asset	Other assets and deferred charges	$50.9	$44.8
Lease liability - current	Other current liabilities	11.7	11.9
Lease liability - non-current	Other non-current liabilities	49.2	43.3

Future minimum lease payments under the Company's leases as of December 31, 2020 were as follows:

(millions of dollars)	December 31, 2020

2021	$14.4
2022	12.1
2023	9.5
2024	7.6
2025	6.4
Thereafter	24.0
Total future minimum lease payments	74.0
Less imputed interest	(13.1)
Total	$60.9

A summary of rent expense for the fiscal year ended December 31, 2018 was as follows:

(millions of dollars)	December 31, 2018

Rent expense	$19.5

The Company has certain arrangements under which we are the lessor. Lease income associated with these leases is not material.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Revenue from Contracts with Customers

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

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Net Sales
Metalcasting	$258.1	$291.2	$328.9
Household, Personal Care & Specialty Products	380.2	376.6	348.5
Environmental Products	58.6	86.6	80.3
Building Materials	55.9	68.9	70.4
Performance Materials	752.8	823.3	828.1

Paper PCC	308.4	364.9	378.5
Specialty PCC	69.3	69.1	66.9
Ground Calcium Carbonate	89.3	91.3	91.0
Talc	43.9	49.1	52.9
Specialty Minerals	510.9	574.4	589.3

Refractory Products	212.3	244.8	261.1
Metallurgical Products	45.8	53.3	50.8
Refractories	258.1	298.1	311.9

Energy Services	73.0	95.2	78.3

Total	$1,594.8	$1,791.0	$1,807.6

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

Note 6.  Restructuring and Other Items, net

During the third quarter of 2020, Domtar Corporation announced the permanent shut down of their previously idled paper machine at their mill in Ashdown, Arkansas.  As a result, the Company recorded a non-cash asset write-down charge of $1.1 million for its Paper PCC satellite facility at this mill.

During the second quarter of 2020, Verso Papers announced they would be idling two of their paper mills indefinitely.  As a result, the Company recorded a non-cash asset write-down charge of $6.0 million and $0.3 million in severance related costs for its Paper PCC satellite facilities at these mills.  The Company also recorded lease termination costs at one of these closed mills.

During the second quarter of 2019, the Company initiated a restructuring and cost savings program to better align our costs and organizational structure with the current market environment.  The Company recorded a $7.5 million non-cash asset write-down charge related to facilities and equipment no longer operating and deemed to be held for sale or discontinued and $5.7 million in other restructuring costs.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2018, the Company recorded non-cash asset write-down charges relating to the shut-down of one of its Paper PCC facilities in the U.S. in the first quarter of 2019 and additional restructuring costs relating to our exited Energy Services businesses.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Asset Write-Downs
Performance Materials	$—	$4.2	$—
Specialty Minerals	7.1	1.6	0.7
Energy Services	—	1.7	—
Total asset write-down charges	$7.1	$7.5	$0.7

Severance and other employee costs
Performance Materials	$—	$2.8	$—
Specialty Minerals	0.3	0.9	—
Refractories	—	0.8	—
Energy Services	—	0.1	1.8
Corporate	—	1.1	—
Total severance and other employee costs	$0.3	$5.7	$1.8

Other
Specialty Minerals	$0.2	$—	$—

Total restructuring and other items, net	$7.6	$13.2	$2.5

At December 31, 2020 and 2019, the Company had $3.6 million and $5.0 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of 2021.

The following table is a reconciliation of our restructuring liability balance as of December 31, 2020 and 2019:

	December 31,
(millions of dollars)	2020	2019
Restructuring liability, beginning of period	$5.0	$2.5
Additional provisions	0.3	5.7
Cash payments	(1.6)	(3.2)
Other	(0.1)	—
Restructuring liability, end of period	$3.6	$5.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Stock-Based Compensation

At the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders ratified the adoption of an amendment and restatement of the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards.  This amendment and restatement increased the number of shares available for issuance pursuant to the 2015 Plan by 1,300,000 shares. The amendment and restatement also removed references to sections of the Internal Revenue Code that no longer apply, added a one-year minimum vesting requirement for all equity awards, subject to an exception of up to 5% of total shares available, and prohibited payment of dividends or dividend equivalents on unvested awards.  Finally, the amendment and restatement also revised the definition of “change in control” in the 2015 Plan. The amendment and restatement of the Company’s 2015 Plan by the Company’s stockholders applies to all awards granted under the 2015 Plan after March 11, 2020; awards granted prior to such date are governed by the 2015 Plan as in effect prior to the adoption of such changes (or, for awards granted prior to May 2015, by the 2001 Stock Award and Incentive Plan, as amended and restated (together with the 2015 Plan, the "Plans")).

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

Net income for years ended 2020, 2019 and 2018 include $4.6 million, $4.8 million and $4.2 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.2 million, $1.3 million and $1.1 million for 2020, 2019 and 2018, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2020, 2019 and 2018 was 8.45%, 8.85% and 8.20%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2020, 2019 and 2018 was $18.99, $18.86 and $25.79, respectively. The weighted average grant date fair value for stock options vested during 2020, 2019 and 2018 was $23.85, $22.46 and $21.33, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $2.3 million, $2.2 million and $3.3 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected life (in years)	6.7	6.6	6.2
Interest rate	1.67%	2.62%	2.50%
Volatility	30.34%	30.26%	30.33%
Expected dividend yield	0.35%	0.37%	0.26%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected term of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, based upon contractual terms, vesting schedules, and expectations of future employee behavior. The expected stock-price volatility is based upon the historical and implied volatility of the Company's stock. The interest rate is based upon the implied yield on U.S. Treasury bills with an equivalent remaining term. Estimated dividend yield is based upon historical dividends paid by the Company.

The following table summarizes stock option activity for the year ended December 31, 2020:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2019	1,227,620	$55.83
Granted	286,078	57.67
Exercised	(93,099)	35.11
Canceled	(57,233)	63.92
Awards outstanding at December 31, 2020	1,363,366	$57.29	6.15	$11.4
Awards exercisable at December 31, 2020	876,206	$56.55	4.83	$8.9

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $62.12 as of the last business day of the period ended December 31, 2020 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2020, 2019 and 2018 was $24.41, $27.21 and $33.10 per share, respectively. As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2020 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2019	438,773	$63.15
Granted	286,078	57.67
Vested	(199,723)	66.94
Canceled	(37,968)	60.15
Nonvested awards outstanding at December 31, 2020	487,160	$58.61

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 108,212 shares, 116,901 shares and 69,361 shares for the periods ended December 31, 2020, 2019 and 2018, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2020, there was unrecognized stock-based compensation related to restricted stock of $6.4 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $5.6 million, $5.2 million and $4.4 million for the periods ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company recorded reversals of $2.3 million, $1.9 million and $2.4 million for periods ended December 31, 2020, 2019 and 2018, respectively, related mostly to the conversion of restricted stock for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2019	177,736	$62.40
Granted	108,212	56.93
Vested	(43,702)	66.07
Canceled	(40,261)	65.42
Unvested balance at December 31, 2020	201,985	$58.07
Note 8.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net income attributable to MTI	$112.4	$132.7	$169.0

Weighted average shares outstanding	34.2	35.0	35.3
Dilutive effect of stock options and stock units	—	0.1	0.3
Weighted average shares outstanding, adjusted	34.2	35.1	35.6

Basic earnings per share attributable to MTI	$3.29	$3.79	$4.79

Diluted earnings per share attributable to MTI	$3.29	$3.78	$4.75

Of the options outstanding of 1,363,366, 1,227,620 and 1,054,259 for the years ended December 31, 2020, 2019 and 2018, respectively, options to purchase 591,322 shares, 825,331 shares and 568,284 shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 9.  Income Taxes

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Income from operations before income taxes and income from affiliates and joint ventures:
Domestic	$21.4	$46.9	$93.1
Foreign	116.6	110.4	111.0
	$138.0	$157.3	$204.1

The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Domestic
Taxes currently payable
Federal	$(7.1)	$(3.3)	$(3.7)
State and local	0.2	0.8	1.4
Deferred income taxes	2.2	(6.6)	11.1
Domestic tax provision (benefit)	(4.7)	(9.1)	8.8

Foreign
Taxes currently payable	34.0	26.7	21.3
Deferred income taxes	(4.9)	5.2	4.3
Foreign tax provision	29.1	31.9	25.6
Total tax provision (benefit)	$24.4	$22.8	$34.4

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%

Depletion	(6.2)%	(5.0)%	(3.9)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	3.3%	3.8%	1.1%
Global Intangible Low-Tax Income (GILTI)	0.4%	—	0.8%
Foreign Derived Intangible Income	(1.0)%	(0.8)%	(0.7)%
State and local taxes, net of federal tax benefit	—	0.2%	1.9%
Tax credits and foreign dividends	(0.6)%	(0.7)%	(0.3)%
Change in valuation allowance	—	1.0%	—
Impact of uncertain tax positions	(0.2)%	(5.0)%	0.5%
Impact of officer's non-deductible compensation	1.0%	0.8%	0.8%
Impact of U.S. Tax Reform	—	(1.1)%	(2.2)%
Other	—	0.3%	(2.1)%
Consolidated effective tax rate	17.7%	14.5%	16.9%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2020	2019
Deferred tax assets attributable to:
Accrued liabilities	$29.8	$29.7
Net operating loss carry forwards	31.1	33.9
Pension and post-retirement benefits costs	46.3	39.0
Other	28.2	31.4
Valuation allowance	(20.9)	(23.8)
Total deferred tax assets	114.5	110.2
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	169.5	181.3
Intangible assets	69.5	69.5
Other	13.9	17.0
Total deferred tax liabilities	252.9	267.8
Net deferred tax asset (liability)	$(138.4)	$(157.6)

Net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
(millions of dollars)	2020	2019
Net deferred tax asset, long-term	$25.3	$23.0
Net deferred tax liability, long-term	163.7	180.6
Net deferred tax asset (liability), long-term	$(138.4)	$(157.6)

The Company has $31.1 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $17.6 million expire over the next 20 years, and $13.5 million can be utilized over an indefinite period.

On December 31, 2020, the Company had $7.6 million of total unrecognized tax benefits. Included in this amount were a total of $5.1 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2020	2019
Balance at beginning of the year	$7.9	$16.6
Increases related to current year tax positions	0.7	1.5
Increases related to new judgements	—	0.7
Decreases related to audit settlements and statue expirations	(1.0)	(10.9)

Balance at the end of the year	$7.6	$7.9

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company recorded no interest and penalties during 2020 and had a total accrued balance on December 31, 2020 of $1.9 million.

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

Net cash paid for income taxes were $28.5 million, $29.5 million and $43.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company had approximately $460.1 million of foreign subsidiaries' undistributed earnings as of December 31, 2020. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense as been recognized as a result of U.S. Tax Reform, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 10.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2020	2019
Raw materials	$107.1	$105.9
Work-in-process	9.0	7.2
Finished goods	85.6	95.5
Packaging and supplies	46.5	44.7
Total inventories	$248.2	$253.3

Note 11.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2020	2019
Mineral rights and reserves	$565.8	$571.0
Land	50.9	47.5
Buildings	225.6	218.1
Machinery and equipment	1,254.3	1,241.2
Furniture and fixtures and other	138.9	144.1
Construction in progress	41.4	35.1
	2,276.9	2,257.0
Less: accumulated depreciation and depletion	(1,237.3)	(1,204.2)
Property, plant and equipment, net	$1,039.6	$1,052.8

In the third quarter of 2020, the Company acquired the assets of a mining and hauling company in the western United States for $9.2 million to support our bentonite clay mining operations.

Depreciation and depletion expense for the years ended December 31, 2020, 2019 and 2018 was $77.9 million, $82.1 million and $80.7 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $808.5 million and $807.4 million as of December 31, 2020 and December 31, 2019, respectively.  The net change in goodwill since December 31, 2020 was primarily attributable to the effects of foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Performance Materials	Specialty Minerals	Refractories	Consolidated
Balance at December 31, 2018	$755.9	$12.3	$44.2	$812.4

Change in goodwill relating to:
Foreign exchange translation	(4.7)	0.2	(0.5)	(5.0)
Total Changes	$(4.7)	$0.2	$(0.5)	$(5.0)

Balance at December 31, 2019	$751.2	$12.5	$43.7	$807.4

Change in goodwill relating to:
Foreign exchange translation	1.2	0.2	(0.3)	1.1
Total Changes	$1.2	$0.2	$(0.3)	$1.1

Balance at December 31, 2020	$752.4	$12.7	$43.4	$808.5

Acquired intangible assets subject to amortization as of December 31, 2020 and December 31, 2019 were as follows:

		December 31, 2020		December 31, 2019
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	35	$203.9	$38.6	$203.9	$32.5
Technology	13	18.8	9.6	18.8	8.0
Patents and trademarks	19	6.4	6.1	6.4	5.9
Customer relationships	22	26.9	5.9	24.7	4.4
	32	$256.0	$60.2	$253.8	$50.8

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 32 years. Amortization expense was approximately $9.3 million, $9.1 million and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2021 - $9.3 million; 2022 -$9.1; 2023 - $9.0; 2024 -$9.0 million; 2025 - $9.0 million and $150.4 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $7.7 million at December 31, 2020 and is recorded in other non-current liabilities on the Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million. The notional amount at December 31, 2020 was $29 million.  The fair value of this swap is a liability of less than $0.1 million at December 31, 2020 and is recorded in other current liabilities on the Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  The gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $0.4 million at December 31, 2020 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged.  Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses (gains) of $0.2 million, $2.1 million and $(0.7) million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2020, 2019 and 2018 respectively. There were no open contracts at December 31, 2020 and December 31, 2019.

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

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$14.2	$—	$14.2	$—

Supplementary pension plan assets	15.0	—	15.0	—

Cross currency rate swap	0.4	—	0.4	—

Interest rate swaps	(7.6)	—	(7.6)	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.7	$—	$13.7	$—

Supplementary pension plan assets	12.8	—	12.8	—

Cross currency rate swap	10.2	—	10.2	—

Interest rate swaps	(5.9)	—	(5.9)	—

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 17, and there were no transfers in or out of Level 3 during the year ended December 31, 2020 and 2019. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

The Company's bad debt expense for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $6.3 million and $3.2 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2020	2019
Term Loan Facility- Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $12.4 million and $16.0 million	$535.6	$642.0
Senior Notes due 2028, net of unamortized deferred financing costs of $6.1 million	393.9	—
Term Loan Facility- Fixed Tranche due May 9, 2021, net of unamortized discount and deferred financing costs of $— million and $0.2 million	$—	$177.8
Netherlands Term Loan due 2020	—	1.1
Netherlands Term Loan due 2022	0.6	1.0
Japan Loan Facilities	4.1	4.5
Total	$934.2	$826.4
Less: Current maturities	1.0	2.1
Long-term debt	$933.2	$824.3

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for a $1,560 million senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility. As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche.  On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points.  On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance its then existing senior secured revolving credit facility. In connection with the Third Amendment, the existing senior secured revolving credit facility was replaced with a new revolving credit facility with $300 million of aggregate commitments (the "Revolving Credit Facility" and, together with the Term Facility, the "Senior Secured Credit Facilities"). Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility are scheduled to mature on February 14, 2024, and the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the fixed rate tranche of the Term Facility were repaid in full in June 2020.  Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum. Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum.  Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds. The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees.  The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors.

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter period preceding such day.  As of December 31, 2020, there were no outstanding loans and $9.5 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the "Notes").  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.  The Company used the net proceeds of its offering of the Notes to repay all of its outstanding loans under the fixed rate tranche of the Term Facility, repay all of its outstanding borrowings under its Revolving Credit Facility, and the remainder for general corporate purposes.

The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company's obligations under its Senior Secured Credit Facilities or that guarantees the Company's or any of the Company's wholly owned domestic subsidiaries' long-term indebtedness in an aggregate amount in excess of $50 million.

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

During 2020, the Company repaid $288 million on its Term Facility.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  These loans carry an interest rate of Euribor plus 2.0% and have quarterly repayments.  During 2020, the Company repaid $1.5 million on these loans.

The Company has a committed loan facility in Japan.  As of December 31, 2020, there was an outstanding balance of $4.1 million on this facility. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $0.6 million on this loan in 2020.

As of December 31, 2020, the Company had $25.6 million in uncommitted short-term bank credit lines, none of which were in use.

There were no short-term borrowings as of December 21, 2020 and there were $101.2 million in short-term borrowings as of December 31, 2019. The weighted average interest rate on short-term borrowings outstanding as December 31, 2019 was 3.9%.

The aggregate maturities of long-term debt are as follows: $4.5 million in 2021; $0.2 million in 2022; $— million in 2023, $548.0 million in 2024; $0.0 million in 2025 and $400.0 million thereafter.

During 2020, 2019 and 2018, respectively, the Company incurred interest costs of $40.7 million, $46.0 million and $48.6 million, including $0.6 million, $0.6 million and $0.5 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 22% of our total benefit obligation.

The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2020	2019	2020	2019
Change in benefit obligations:
Beginning projected benefit obligation	$484.4	$416.3	$5.9	$5.7
Service cost	7.7	6.8	0.2	0.2
Interest cost	10.5	14.0	0.2	0.2
Actuarial (gain)/loss	56.5	63.9	(1.3)	0.3
Benefits paid	(12.3)	(18.6)	(0.4)	(0.5)
Settlements	(18.4)	(0.5)	—	—
Foreign exchange impact	5.5	2.1	—	—
Other	0.4	0.4	—	—
Ending projected benefit obligation	534.3	484.4	4.6	5.9

Change in plan assets:
Beginning fair value	340.0	296.7	—	—
Actual return on plan assets	31.1	52.4	—	—
Employer contributions	11.8	7.7	0.4	0.5
Plan participants' contributions	0.3	0.4	—	—
Benefits paid	(12.2)	(18.6)	(0.4)	(0.5)
Settlements	(16.9)	(0.2)	—	—
Foreign exchange impact	4.1	1.6	—	—
Ending fair value	358.2	340.0	—	—

Funded status of the plan	$(176.1)	$(144.4)	$(4.6)	$(5.9)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2020	2019	2020	2019
Current liability	$(1.4)	$(1.1)	$(0.3)	$(0.4)
Non-current liability	(174.7)	(143.3)	(4.3)	(5.5)
Recognized liability	$(176.1)	$(144.4)	$(4.6)	$(5.9)

The current portion of pension liabilities is included in accrued compensation and related items.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2020	2019	2020	2019
Net actuarial (gain) loss	$119.0	$99.6	$(4.2)	$(3.7)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$119.1	$99.7	$(4.2)	$(3.7)

The accumulated benefit obligation for all defined benefit pension plans was $501.7 million and $450.5 million at December 31, 2020 and 2019, respectively. The increase in MTI's pension obligation for 2020 is primarily attributable to the decrease in the discount rate.  The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for each of the Company's defined benefit plans.

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2020	2019	2020	2019
Current year actuarial gain (loss)	$(29.6)	$(23.0)	$0.9	$(0.2)
Amortization of actuarial (gain) loss	10.5	7.7	(0.5)	(0.6)
Amortization of prior service credit (gain) loss	—	—	—	—
Total recognized in other comprehensive income	$(19.1)	$(15.3)	$0.4	$(0.8)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2020	2019	2018	2020	2019	2018
Service cost	$7.7	$6.8	$8.1	$0.2	$0.2	$0.2
Interest cost	10.5	14.0	13.0	0.2	0.2	0.2
Expected return on plan assets	(20.1)	(18.2)	(20.2)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(0.9)
Recognized net actuarial (gain) loss	13.9	10.1	10.7	(0.9)	(0.9)	(0.8)
Settlement/curtailment (gain) loss	6.4	(0.1)	4.4	—	—	—
Net periodic benefit cost	$18.4	$12.6	$16.0	$(0.5)	$(0.5)	$(1.3)

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

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.74%	3.75%	3.16%
Expected return on plan assets	6.32%	6.43%	6.40%
Rate of compensation increase	2.72%	3.01%	3.01%
Interest crediting rate	3.75%	2.57%	3.70%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	2.01%	2.75%	3.75%
Rate of compensation increase	2.98%	2.99%	3.01%

For 2020, 2019 and 2018, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension assets was approximately 9% in 2020, 15% in 2019 and (5)% in 2018.

The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2020 and 2019 by asset category are as follows:

	December 31,
	2020	2019
Asset Category
Equity securities	55.8%	55.1%
Fixed income securities	27.8%	29.1%
Real estate	0.3%	0.3%
Other	16.1%	15.5%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2020 and 2019 by asset category are as follows:

	December 31,
(millions of dollars)	2020	2019
Asset Category
Equity securities	$200.0	$187.5
Fixed income securities	99.7	98.8
Real estate	1.0	0.9
Other	57.5	52.8
Total	$358.2	$340.0

The following table presents domestic and foreign pension plan assets information at December 31, 2020, 2019 and 2018 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2020	2019	2018	2020	2019	2018
Fair value of plan assets	$271.6	$261.5	$227.1	$86.6	$78.5	$69.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2020
Equity securities
US equities	$182.0	$—	$—	$182.0
Non-US equities	18.0	—	—	18.0

Fixed income securities
Corporate debt instruments	80.4	19.3	—	99.7

Real estate and other
Real estate	—	—	1.0	1.0
Other	0.3	49.9	7.3	57.5

Total assets	$280.7	$69.2	$8.3	$358.2

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2019
Equity securities
US equities	$169.7	$—	$—	$169.7
Non-US equities	17.8	—	—	17.8

Fixed income securities
Corporate debt instruments	82.6	16.2	—	98.8

Real estate and other
Real estate	—	—	0.9	0.9
Other	0.4	45.4	7.0	52.8

Total assets	$270.5	$61.6	$7.9	$340.0

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

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2018	$20.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	0.9
Foreign exchange impact	0.1
Ending balance at December 31, 2019	$21.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	(12.8)
Foreign exchange impact	0.1
Ending balance at December 31, 2020	$8.3

There were no transfers in or out of Level 3 during the year ended December 31, 2020 and 2019.

Contributions

The Company expects to contribute $11.3 million to its pension plans and $0.3 million to its other post-retirement benefit plan in 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2021	$24.0	$0.3
2022	$25.2	$0.3
2023	$27.3	$0.3
2024	$27.1	$0.3
2025	$26.7	$0.3
2026-2030	$133.4	$1.7

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2020 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company's contributions amounted to $5.2 million, $5.4 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. Certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to silica or to asbestos containing materials. Most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. The aggregate cost to the Company for the legal defense of these cases since inception continues to be insignificant. The majority of the costs of defense for these cases, excluding cases against our subsidiaries AMCOL International Corporation or American Colloid Company, which we acquired in 2014, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities related to sales prior to the initial public offering. The Company has settled only one silica lawsuit, for a nominal amount, and no asbestos lawsuits to date (not including any that may have been settled by AMCOL or American Colloid prior to completion of the acquisition). At this time, management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

The Company and its subsidiaries are not party to any other material pending legal proceedings, other than routine litigation incidental to their businesses.

Note 19.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 33,882,187 shares and 34,544,307 shares were outstanding at December 31, 2020 and 2019, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $6.8 million or $0.20 per common share were paid during 2020. In January 2021, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2021.

Stock Award and Incentive Plan

At the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders ratified the adoption of an amendment and restatement of the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”), which provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards or performance unit awards.  This amendment and restatement increased the number of shares available for issuance pursuant to the 2015 Plan by 1,300,000 shares. The amendment and restatement also removed references to sections of the Internal Revenue Code that no longer apply, added a one-year minimum vesting requirement for all equity awards, subject to an exception of up to 5% of total shares available, and prohibited payment of dividends or dividend equivalents on unvested awards.  Finally, the amendment and restatement also revised the definition of “change in control” in the 2015 Plan. The amendment and restatement of the Company’s 2015 Plan by the Company’s stockholders applies to all awards granted under the 2015 Plan after March 11, 2020; awards granted prior to such date are governed by the 2015 Plan as in effect prior to the adoption of such changes (or, for awards granted prior to May 2015, by the 2001 Stock Award and Incentive Plan, as amended and restated (together with the 2015 Plan, the "Plans")).

The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock activity for the Plans:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2018	1,036,505	996,839	$48.21	180,110	$58.57
Granted	(260,508)	191,147	76.09	69,361	76.26
Exercised/vested	—	(98,945)	33.83	(59,649)	56.44
Canceled	90,026	(34,782)	65.47	(55,244)	58.57
Balance December 31, 2018	866,023	1,054,259	54.04	134,578	68.64
Granted	(388,162)	271,261	54.44	116,901	54.51
Exercised/vested	—	(79,686)	27.26	(40,776)	60.79
Canceled	51,181	(18,214)	66.93	(32,967)	61.87
Balance December 31, 2019	529,042	1,227,620	55.83	177,736	62.40
Authorized	1,300,000	—	—	—	—
Granted	(394,290)	286,078	57.67	108,212	56.93
Exercised/vested	—	(93,099)	35.11	(43,702)	66.07
Canceled	97,494	(57,233)	63.92	(40,261)	65.42
Balance December 31, 2020	1,532,246	1,363,366	$57.29	201,985	$58.07

Note 20.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2020	2019
Cumulative foreign currency translation	$(190.8)	$(200.2)
Unrecognized pension costs (net of tax benefit of $64.6 in 2020 and $30.5 in 2019)	(114.9)	(96.1)
Unrealized gain (loss) on cash flow hedges (net of tax (benefit) expense of $(3.1) in 2020 and $0.3 in 2019)	(2.6)	5.9
	$(308.3)	$(290.4)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2020			2019			2018
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$10.9	$—	$10.9	$(29.9)	$—	$(29.9)	$(67.9)	$—	$(67.9)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	(37.9)	9.2	(28.7)	(30.6)	7.4	(23.2)	9.6	(1.8)	7.8
Amortization of net actuarial (gains) losses and prior service costs	13.4	(3.4)	10.0	9.4	(2.3)	7.1	12.1	(3.0)	9.1

Unrealized gains (losses) on cash flow hedges	(11.6)	3.1	(8.5)	0.3	(0.1)	0.2	1.5	0.1	1.6

Total other comprehensive income (loss)	$(25.2)	$8.9	$(16.3)	$(50.8)	$5.0	$(45.8)	$(44.7)	$(4.7)	$(49.4)

The pre-tax amortization amounts of pension plans in the table above are included within the components of net periodic pension benefit costs (see Note 17) and the related tax amounts are included within provision (benefit) for taxes on income line within Consolidated Statements of Income.

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

The following is a reconciliation of asset retirement obligations as of December 31, 2020 and 2019:

	December 31,
(millions of dollars)	2020	2019
Asset retirement obligation, beginning of period	$23.9	$23.4
Accretion expense	2.3	2.7
Other	1.1	1.1
Payments	(3.4)	(3.3)
Foreign currency translation	0.2	—
Asset retirement obligation, end of period	$24.1	$23.9

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

The current portion of the liability of approximately $0.4 million is included in other current liabilities and the long-term portion of the liability of approximately $23.7 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2020.

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

●
The Energy Services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  This segment offers a range of services for offshore filtration and well testing to the worldwide oil and gas industry.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Net Sales
Performance Materials	$752.8	$823.3	$828.1
Specialty Minerals	510.9	574.4	589.3
Refractories	258.1	298.1	311.9
Energy Services	73.0	95.2	78.3
Total	1,594.8	1,791.0	1,807.6

Income from Operations
Performance Materials	103.6	97.1	116.8
Specialty Minerals	67.8	83.1	95.4
Refractories	35.5	39.8	45.4
Energy Services	5.2	7.8	4.5
Total	212.1	227.8	262.1

Depreciation, Depletion and Amortization
Performance Materials	41.4	43.6	41.1
Specialty Minerals	39.6	40.4	38.2
Refractories	6.9	7.0	6.6
Energy Services	6.0	7.4	8.4
Total	93.9	98.4	94.3

Segment Assets
Performance Materials	2,111.6	2,091.2	2,119.7
Specialty Minerals	559.6	525.1	511.9
Refractories	290.8	293.2	296.6
Energy Services	107.5	121.5	110.4
Total	3,069.5	3,031.0	3,038.6

Capital Expenditures
Performance Materials	10.0	16.8	22.4
Specialty Minerals	46.5	37.7	42.4
Refractories	5.5	5.7	5.0
Energy Services	4.6	4.7	4.9
Total	66.6	64.9	74.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$212.1	$227.8	$262.1
Litigation expenses	(10.4)	(10.9)	—
Acquisition-related expenses	(3.1)	—	(1.7)
Unallocated corporate expenses	(10.7)	(8.2)	(4.5)
Consolidated income from operations	187.9	208.7	255.9
Non-operating deductions, net	(49.9)	(51.4)	(51.8)
Income from operations before provision for taxes and equity in earnings	138.0	157.3	204.1

Total Assets
Total segment assets	3,069.5	3,031.0	3,038.6
Corporate assets	139.9	81.6	48.5
Consolidated total assets	3,209.4	3,112.6	3,087.1

Capital Expenditures
Total segment capital expenditures	66.6	64.9	74.7
Corporate capital expenditures	0.2	0.1	1.2
Consolidated capital expenditures	66.8	65.0	75.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to the Company's operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Net Sales
United States	$822.5	$962.4	$961.6

Canada/Latin America	70.5	80.2	83.7
Europe/Africa	410.0	435.3	443.4
Asia	291.8	313.1	318.9
Total International	772.3	828.6	846.0
Consolidated net sales	1,594.8	1,791.0	1,807.6

Long-Lived Assets
United States	$1,723.2	$1,742.3	$1,767.7

Canada/Latin America	11.3	13.0	13.7
Europe/Africa	182.9	190.7	225.0
Asia	126.5	117.2	123.0
Total International	320.7	320.9	361.7
Consolidated long-lived assets	2,043.9	2,063.2	2,129.4

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

The Company's sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2020	2019	2018
Metalcasting	$258.1	$291.2	$328.9
Household, Personal Care & Specialty Products	380.2	376.6	348.5
Environmental Products	58.6	86.6	80.3
Building Materials	55.9	68.9	70.4
Paper PCC	308.4	364.9	378.5
Specialty PCC	69.3	69.1	66.9
Ground Calcium Carbonate	89.3	91.3	91.0
Talc	43.9	49.1	52.9
Refractory Products	212.3	244.8	261.1
Metallurgical Products	45.8	53.3	50.8
Energy Services	73.0	95.2	78.3
Total	$1,594.8	$1,791.0	$1,807.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Quarterly Financial Data (unaudited)

	2020 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$186.2	$173.8	$190.6	$202.2
Specialty Minerals segment	137.1	109.8	125.1	138.9
Refractories segment	69.0	55.9	59.3	73.9
Energy Services segment	25.2	17.7	13.3	16.8
Net sales	417.5	357.2	388.3	431.8

Gross profit	106.8	88.9	98.4	111.3

Income from operations	57.7	27.2	48.5	54.5

Consolidated net income	39.6	14.9	29.3	32.0

Net income attributable to MTI	38.6	14.4	28.3	31.1

Basic earnings per share attributable to MTI shareholders	$1.12	$0.42	$0.83	$0.91

Diluted earnings per share attributable to MTI shareholders	$1.12	$0.42	$0.83	$0.91

Market price range per share of common stock:
High	$58.91	$55.42	$53.34	$64.16
Low	$28.90	$31.91	$43.11	$51.10
Close	$32.48	$43.20	$49.23	$62.12

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	2019 Quarters
(millions of dollars, except per share data)	First	Second	Third	Fourth
Net sales by segment
Performance Materials segment	$199.2	$215.4	$207.3	$201.4
Specialty Minerals segment	144.4	145.1	143.1	141.8
Refractories segment	73.8	77.5	73.4	73.4
Energy Services segment	20.3	25.8	25.5	23.6
Net sales	437.7	463.8	449.3	440.2

Gross profit	109.7	112.0	111.2	107.7

Income from operations	62.0	45.5	53.5	47.7

Consolidated net income	40.0	27.6	39.1	29.6

Net income attributable to Minerals Technologies Inc. (MTI)	39.1	26.6	38.0	29.0

Basic earnings per share attributable to MTI shareholders	$1.11	$0.76	$1.09	$0.83

Diluted earnings per share attributable to MTI shareholders	$1.11	$0.75	$1.08	$0.83

Market price range per share of common stock:
High	$61.01	$63.20	$55.33	$58.12
Low	$49.47	$51.78	$45.55	$48.92
Close	$58.79	$53.51	$52.77	$57.63

Dividends paid per common share	$0.05	$0.05	$0.05	$0.05

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Measurement of projected pension benefit obligations
As discussed in Note 1 and Note 17 to the consolidated financial statements, the Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates. The Company’s projected pension benefit obligations were $534 million as of December 31, 2020.
We identified the measurement of the Company’s projected pension benefit obligations as a critical audit matter. Specialized skills are required to understand the Company’s assumptions. In particular, especially complex auditor judgement is required to assess the discount rate used in the projected pension benefit obligations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension process, including a control related to the Company’s assessment of the discount rate utilized within the actuarial models. We obtained an understanding of the actuarial model used by the Company in selecting the discount rate for each plan and inquired as to whether there have been changes to this methodology in the current year. We also involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the Company’s analysis of the discount rates and assessed the discount rates considering the timing and amount of benefit payments used in the determination of the projected pension benefit obligation.
We have served as the Company’s auditor since 1992.
New York, New York
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2021

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

The Company assessed its internal control system as of December 31, 2020 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2020, its system of internal control over financial reporting was effective.

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

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 19, 2021

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2020
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$12.9	2.6	(0.5)	$15.0
Year Ended December 31, 2019
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.2	6.3	3.4	$12.9
Year Ended December 31, 2018
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$4.2	3.2	(4.2)	$3.2

(a)   Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1