Form 10-Q
period 2021-04-04
MINERALS TECHNOLOGIES INC
filed 2021-05-07
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

or

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

As of April 26, 2021, there were 33,729,913 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Apr. 4, 2021	Mar. 29, 2020

Net sales	$452.6	$417.5

Cost of goods sold	340.8	310.7

Production margin	111.8	106.8

Marketing and administrative expenses	48.0	43.4
Research and development expenses	5.0	5.1
Litigation expenses	—	0.6

Income from operations	58.8	57.7

Interest expense, net	(9.9)	(9.3)
Other non-operating income, net	0.5	0.6
Total non-operating deductions, net	(9.4)	(8.7)

Income from operations before tax and equity in earnings	49.4	49.0

Provision for taxes on income	8.9	9.7
Equity in earnings of affiliates, net of tax	0.5	0.3

Consolidated net income	41.0	39.6
Less:
Net income attributable to non-controlling interests	1.1	1.0
Net income attributable to Minerals Technologies Inc.	$39.9	$38.6

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$1.18	$1.12

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$1.17	$1.12

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	33.8	34.4
Diluted	34.0	34.4

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Consolidated net income	$41.0	$39.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28.9)	(43.1)
Pension and postretirement plan adjustments	2.5	2.1
Unrealized gains on cash flow hedges	4.9	1.8
Total other comprehensive (loss) income, net of tax	(21.5)	(39.2)
Total comprehensive income including non-controlling interests	19.5	0.4
Comprehensive income (loss) attributable to non-controlling interests	0.6	(0.3)
Comprehensive income attributable to Minerals Technologies Inc.	$18.9	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Apr. 4, 2021*	Dec. 31, 2020 **
ASSETS

Current assets:
Cash and cash equivalents	$371.4	$367.7
Short-term investments	4.3	4.1
Accounts receivable, net	377.1	369.0
Inventories	247.3	248.2
Prepaid expenses and other current assets	44.5	44.6
Total current assets	1,044.6	1,033.6

Property, plant and equipment	2,264.9	2,276.9
Less accumulated depreciation and depletion	(1,233.6)	(1,237.3)
Property, plant and equipment, net	1,031.3	1,039.6
Goodwill	806.5	808.5
Intangible assets	192.5	195.8
Deferred income taxes	23.6	25.3
Other assets and deferred charges	114.7	106.6
Total assets	$3,213.2	$3,209.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt	$0.9	$1.0
Accounts payable	167.7	148.3
Other current liabilities	120.2	146.5
Total current liabilities	288.8	295.8

Long-term debt, net of unamortized discount and deferred financing costs	933.6	933.2
Deferred income taxes	165.8	163.7
Accrued pension and post-retirement benefits	176.8	179.0
Other non-current liabilities	145.8	139.0
Total liabilities	1,710.8	1,710.7

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	459.3	453.3
Retained earnings	2,049.5	2,011.3
Accumulated other comprehensive loss	(329.3)	(308.3)
Less common stock held in treasury	(720.4)	(700.4)

Total Minerals Technologies Inc. shareholders' equity	1,464.0	1,460.8
Non-controlling interests	38.4	37.9
Total shareholders' equity	1,502.4	1,498.7
Total liabilities and shareholders' equity	$3,213.2	$3,209.4

*	Unaudited
**   Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Operating Activities:

Consolidated net income	$41.0	$39.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24.1	22.9
Reduction of right of use asset	3.1	3.1
Other non-cash items	4.1	1.7
Net changes in operating assets and liabilities	(21.4)	(37.0)
Net cash provided by operating activities	50.9	30.3

Investing Activities:

Purchases of property, plant and equipment, net	(17.7)	(16.6)
Proceeds from sale of short-term investments	1.6	0.7
Purchases of short-term investments	(2.5)	(3.7)
Net cash used in investing activities	(18.6)	(19.6)

Financing Activities:

Repayment of long-term debt	(0.5)	(0.5)
Repayment of short-term debt	—	(0.3)
Purchase of common stock for treasury	(20.0)	(22.6)
Proceeds from issuance of stock under option plan	5.8	0.4
Excess tax benefits related to stock incentive programs	(2.8)	(2.0)
Dividends paid to non-controlling interests	(0.1)	—
Capital contribution from non-controlling interests	—	0.7
Cash dividends paid	(1.7)	(1.7)
Net cash provided by (used in) financing activities	(19.3)	(26.0)

Effect of exchange rate changes on cash and cash equivalents	(9.3)	(12.0)

Net (decrease) increase in cash and cash equivalents	3.7	(27.3)
Cash and cash equivalents at beginning of period	367.7	241.6
Cash and cash equivalents at end of period	$371.4	$214.3

Supplemental disclosure of cash flow information:
Interest paid	$14.0	$8.9
Income taxes paid	$8.5	$6.2

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	39.9	—	—	1.1	41.0
Other comprehensive loss	—	—	—	(21.0)	—	(0.5)	(21.5)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	5.8	—	—	—	—	5.8
Purchase of common stock for treasury	—	—	—	—	(20.0)	—	(20.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of April 4, 2021	$4.9	$459.3	$2,049.5	$(329.3)	$(720.4)	$38.4	$1,502.4

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	38.6	—	—	1.0	39.6
Other comprehensive loss	—	—	—	(37.8)	—	(1.4)	(39.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Capital contribution from non-controlling interests	—	—	—	—	—	0.7	0.7
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(22.6)	—	(22.6)
Stock-based compensation	—	0.1	—	—	—	—	0.1
Balance as of March 29, 2020	$4.9	$442.8	$1,942.6	$(328.2)	$(682.3)	$32.2	$1,412.0

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three months period ended April 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

In the first quarter of 2021, the Company reorganized the management structure for its Performance Materials and Energy Services operating segments into one operating segment, in order to support the Company's key growth initiatives, more closely align complementary technologies, processes and capabilities and better reflect the way performance is evaluated and resources are allocated.

The Company now has three reportable segments: Performance Materials, Specialty Minerals and Refractories.

–
The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products and leonardite. This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction and remediation projects as well as  offers a range of patented and unpatented technologies, products and services to the upstream and downstream oil and gas sector throughout the world.

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

Recently Adopted Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging", which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments.  The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

Note 2.  Revenue from Contracts with Customers

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated.  As a result, Energy Services was combined into the Environmental Products product line within the Performance Materials operating segment.  Restated financial results, by product line, of this operating segment for each quarter of 2020 to conform to the current management structure are presented in Note 14.

The following table disaggregates our revenue by major source (product line) for the three-month periods ended April 4, 2021 and March 29, 2020:

(millions of dollars)	Three Months Ended
Net Sales	Apr. 4, 2021	Mar. 29, 2020

Metalcasting	$81.7	$61.7
Household, Personal Care & Specialty Products	109.4	96.2
Environmental Products	26.0	36.7
Building Materials	13.8	16.8
Performance Materials	230.9	211.4

Paper PCC	89.6	85.1
Specialty PCC	20.4	17.5
Ground Calcium Carbonate	24.0	22.6
Talc	13.8	11.9
Specialty Minerals	147.8	137.1

Refractory Products	58.8	55.8
Metallurgical Products	15.1	13.2
Refractories	73.9	69.0

Total	$452.6	$417.5

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Apr. 4, 2021	Mar. 29, 2020

Net income attributable to Minerals Technologies Inc.	$39.9	$38.6

Weighted average shares outstanding	33.8	34.4
Dilutive effect of stock options and stock units	0.2	—
Weighted average shares outstanding, adjusted	34.0	34.4

Basic earnings per share attributable to Minerals Technologies Inc.	$1.18	$1.12

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.17	$1.12

Of the options outstanding of 1,499,373 and 1,492,819 for the three-month periods ended April 4, 2021 and March 29, 2020, respectively, options to purchase 558,734 shares and 1,181,945 shares of common stock for the three-month periods ending April 4, 2021 and March 29, 2020, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.  Restructuring and Other Items, net

At April 4, 2021, the Company had $3.0 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2021.

The following table is a reconciliation of our restructuring liability balance as of April 4, 2021:

(millions of dollars)
Restructuring liability, December 31, 2020	$3.6
Additional provision	—
Cash payments	(0.6)
Restructuring liability, April 4, 2021	$3.0

Note 5.  Income Taxes

Provision for taxes was $8.9 million and $9.7 million during the three-month periods ended April 4, 2021 and March 29, 2020, respectively.  The effective tax rate was 18.0%, as compared with 19.8% in the prior year.  The lower effective tax rate was primarily due to discrete items in the quarter.

As of April 4, 2021, the Company had approximately $6.8 million of total unrecognized income tax benefits. Included in this amount were a total of $4.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net decrease of approximately $0.1 million during the three-months ended April 4, 2021  and an accrued balance of $1.8 million of interest and penalties as of April 4, 2021.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Apr. 4, 2021	Dec. 31, 2020

Raw materials	$106.0	$107.1
Work-in-process	8.5	9.0
Finished goods	86.6	85.6
Packaging and supplies	46.2	46.5
Total inventories	$247.3	$248.2

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $806.5 million and $808.5 million as of April 4, 2021 and December 31, 2020, respectively.  The change in goodwill from December 31, 2020 to April 4, 2021 is attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of April 4, 2021 and December 31, 2020 were as follows:

		April 4, 2021		December 31, 2020
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$203.9	$40.1	$203.9	$38.6
Technology	13	18.8	10.0	18.8	9.6
Patents and trademarks	19	6.4	6.2	6.4	6.1
Customer relationships	22	25.8	6.1	26.9	5.9
	32	$254.9	$62.4	$256.0	$60.2

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years.  Estimated amortization expense is $6.9 million for the remainder of 2021, $36.1 million for 2022–2025 and $149.5 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $6.8 million at April 4, 2021 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  In addition, in the second quarter of 2016, the Company entered into a floating to fixed interest rate swap with an initial aggregate notional amount of $300 million.  The notional amount was $14 million at April 4, 2021.  The fair value of this swap is a liability less than $0.1 million at April 4, 2021 and is recorded in other current liabilities on the Condensed Consolidated Balance Sheet.  These interest rate swaps are designated as cash flow hedges.  As a result, the gains and losses associated with these interest rate swaps are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $6.1 million at April 4, 2021 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Apr. 4, 2021	December 31, 2020

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $11.5 million and $12.4 million	$536.5	$535.6
Senior Notes due 2028, net of unamortized deferred financing costs of $5.9 million and $6.1 million	394.1	393.9
Netherlands Term Loan due 2022	0.4	0.6
Japan Loan Facilities	3.5	4.1
Total	934.5	934.2
Less: Current maturities	0.9	1.0
Total long-term debt	$933.6	$933.2

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of  3.50 to 1.00 for the four fiscal quarters preceding such day. As of April 4, 2021, there were no outstanding loans and $8.3 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility throughout the period covered by this report.

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

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  This loan carries an interest rate of Euribor plus 2.0% and has quarterly repayments.  During the first three months of 2021, the Company repaid $0.2 million on this loan.

The Company has a committed loan facility in Japan.  As of April 4, 2021, $3.5 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.3 million on this facility during the first three months of 2021.

As of April 4, 2021, the Company had $25.3 million in uncommitted short-term bank credit lines, of which none were in use.

Note 10.  Benefit Plans

The Company and its subsidiaries have pension plans covering eligible employees on a contributory or non-contributory basis.  The Company also provides postretirement health care and life insurance benefits for its U.S. retired employees.  Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 22% of our total benefit obligation.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Service cost	$2.0	$2.0
Interest cost	2.0	2.9
Expected return on plan assets	(5.4)	(5.2)
Amortization:
Prior service cost	0.1	0.1
Recognized net actuarial loss	3.4	2.8
Net periodic benefit cost	$2.1	$2.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Other Benefits
	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Service cost	$—	$0.1
Interest cost	—	—
Amortization:
Recognized net actuarial (gain)	(0.2)	(0.2)
Net periodic benefit cost	$(0.2)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $11.3 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2021.  As of April 4, 2021, approximately $1.0 million has been contributed to the pension plans and no contributions to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Amortization of pension items:
Pre-tax amount	$3.3	$2.7
Tax	(0.8)	(0.6)
Net of tax	$2.5	$2.1

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2020	$(190.8)	$(114.9)	$(2.6)	$(308.3)

Other comprehensive income (loss) before reclassifications	(28.4)	—	4.9	(23.5)
Amounts reclassified from AOCI	—	2.5	—	2.5
Net current period other comprehensive income (loss)	(28.4)	2.5	4.9	(21.0)
Balance as of April 4, 2021	$(219.2)	$(112.4)	$2.3	$(329.3)

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

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.6 million is included in other current liabilities and the long-term portion of the liability of approximately $23.4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of April 4, 2021.

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

Note 14.  Segment and Related Information

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated. As a result, Energy Services was combined into the Environmental Products product line within the Performance Materials operating segment. Presented below are the restated financial results, by product line, of this operating segment for each quarter of 2020 to conform to the current management structure.

	2020 Quarters
(millions of dollars)	First	Second	Third	Fourth	Full Year 2020

Net Sales
Metalcasting	$61.7	$52.8	$66.3	$77.3	$258.1
Household, Personal Care & Specialty Products	96.2	87.9	93.9	102.2	380.2
Environmental Products	36.7	37.6	30.2	27.1	131.6
Building Materials	16.8	13.2	13.5	12.4	55.9
Performance Materials Segment	211.4	191.5	203.9	219.0	825.8

Income from operations

Performance Materials Segment	$27.3	$22.4	$28.2	30.9	$108.8
% of Sales	12.9%	11.7%	13.8%	14.1%	13.2%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company now has three reportable segments: Performance Materials, Specialty Minerals and Refractories. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended April 4, 2021 and March 29, 2020  is as follows:

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Net Sales
Performance Materials	$230.9	$211.4
Specialty Minerals	147.8	137.1
Refractories	73.9	69.0
Total	$452.6	$417.5

Income from Operations
Performance Materials	$29.8	$27.3
Specialty Minerals	21.1	20.3
Refractories	12.0	11.2
Total	$62.9	$58.8

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Income from operations for reportable segments	$62.9	$58.8
Litigation expenses	—	(0.6)
Unallocated and other corporate expenses	(4.1)	(0.5)
Consolidated income from operations	58.8	57.7
Non-operating deductions, net	(9.4)	(8.7)
Income from operations before tax and equity in earnings	$49.4	$49.0

The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020

Metalcasting	$81.7	$61.7
Household, Personal Care & Specialty Products	109.4	96.2
Environmental Products	26.0	36.7
Building Materials	13.8	16.8
Paper PCC	89.6	85.1
Specialty PCC	20.4	17.5
Ground Calcium Carbonate	24.0	22.6
Talc	13.8	11.9
Refractory Products	58.8	55.8
Metallurgical Products	15.1	13.2
Total	$452.6	$417.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of April 4, 2021, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 4, 2021 and March 29, 2020, the related condensed consolidated statements of cash flows for the three-month periods ended April 4, 2021 and March 29, 2020,  the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended April 4, 2021 and March 29, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2021 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2021

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2021 were $452.6 million, an increase of 8%  as compared with $417.5 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $9 million, or 2 percentage points as compared with prior year.  Income from operations was $58.8 million and represented 13.0% of sales, as compared with $57.7 million and 13.8% of sales in the prior year.  Included in income from operations for the first quarter of 2020 were $0.6 million of litigation expenses associated with the bankruptcy of Novinda Corp. Net income was $39.9 million, as compared to $38.6 million in the first quarter of 2020.  Diluted earnings in the first quarter ended April 4, 2021 were $1.17 per share, as compared with $1.12 per share in  the first quarter of 2020.

First quarter 2021 results were strong with sales and operating income growth in each of our segments as demand in many of our end markets continue to improve.  In addition, operational measures we have taken to enhance our margin profile have helped us deliver higher earnings.  The Company has also made progress with our strategic growth initiatives through the commercialization of new value-added products and geographic expansion, including the signing of a new 50,000-ton PCC satellite contract in China.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $375.7 million as of April 4, 2021.  The Company currently has more than $650 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The COVID-19 pandemic has not had a material effect on our reported results for our first quarter of 2021 and we do not expect it will negatively impact our business and results of operations for our second quarter.  However, the extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of future outbreaks and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic.

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2021, as follows:

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

Results of Operations

Three months ended April 4, 2021 as compared with three months ended March 29, 2020

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Apr. 4, 2021	Mar. 29, 2020	% Change

Net sales	$452.6	$417.5	8%
Cost of sales	340.8	310.7	10%
Production margin	111.8	106.8	5%
Production margin %	24.7%	25.6%

Marketing and administrative expenses	48.0	43.4	11%
Research and development expenses	5.0	5.1	(2)%
Litigation expenses	—	0.6	*

Income from operations	58.8	57.7	2%
Operating margin %	13.0%	13.8%

Interest expense, net	(9.9)	(9.3)	6%
Other non-operating income, net	0.5	0.6	(17)%
Total non-operating deductions, net	(9.4)	(8.7)	8%

Income from operations before tax and equity in earnings	49.4	49.0	1%
Provision for taxes on income	8.9	9.7	(8)%
Effective tax rate	18.0%	19.8%

Equity in earnings of affiliates, net of tax	0.5	0.3	67%

Net income	41.0	39.6	4%

Net income attributable to non-controlling interests	1.1	1.0	10%
Net income attributable to Minerals Technologies Inc.	$39.9	$38.6	3%
*	Not meaningful

Net Sales

	Three Months Ended Apr. 4, 2021			Three Months Ended Mar. 29, 2020
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$227.5	50.3%	0%	$226.9	54.3%
International	225.1	49.7%	18%	190.6	45.7%
Total sales	$452.6	100.0%	8%	$417.5	100.0%

Performance Materials Segment	$230.9	51.0%	9%	$211.4	50.6%
Specialty Minerals Segment	147.8	32.7%	8%	137.1	32.9%
Refractories Segment	73.9	16.3%	7%	69.0	16.5%
Total sales	$452.6	100.0%	8%	$417.5	100.0%

Worldwide net sales increased 8% to $452.6 million in the first quarter from $417.5 million in the prior year. Foreign exchange had a favorable impact on sales of $9 million or 2 percentage points.

Net sales in the United States were $227.5 million in the first quarter of 2021, as compared to $226.9 million in the prior year.  International sales increased 18% to $225.1 million from $190.6 million in the prior year. Foreign exchange had a favorable impact on sales of $9 million or 5 percentage points.

Operating Costs and Expenses

Cost of sales was $340.8 million and represented 75.3% of sales for the three month period ended April 4, 2021, as compared with $310.7 million and 74.4% of sales in the prior year.  Production margin decreased from 25.6% of sales in the prior year to 24.7% of sales in the first quarter of 2021.  Production margin was impacted by seasonally higher energy and mining costs.

Marketing and administrative costs were $48.0 million and 10.6% of sales for the three months ended April 4, 2021, as  compared to $43.4 million and 10.4% of sales in the prior year. Marketing and administrative costs were impacted by temporarily higher corporate expenses.

Research and development expenses were $5.0 million and represented 1.1% of sales for the three months ended April 4, 2021, as compared with $5.1 million and 1.2% of sales in the prior year.

In addition, the Company recorded $0.6 million related to litigation expenses associated with the bankruptcy of  Novinda Corp. for the three months ended March 29, 2020.

Income from Operations

The Company recorded income from operations of $58.8 million as compared to $57.7 million in the prior year.  Operating income during the three months ended March 29, 2020 includes a $0.6 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.

Other Non-Operating Income (Deductions)

In the first quarter of 2021, non-operating deductions were $9.4 million, as compared with $8.7 million in the prior year.  Included in other non-operating deductions in the first quarter of 2021 was net interest expense of $9.9 million, as compared to $9.3 million in the prior year.  The increase is primarily related to slightly higher debt balances as well as a different mix of debt.

Provision for Taxes on Income

Provision for taxes on income was $8.9 million and $9.7 million for the three-month periods ended April 4, 2021 and March 29, 2020, respectively.  The effective tax rate was 18.0% and 19.8% for the three-month periods ended April 4, 2021 and March 29, 2020, respectively.  The lower tax rate was primarily due to discrete items in the quarter.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $39.9 million for the three months ended April 4, 2021, as compared with $38.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Three Months Ended
Performance Materials Segment	Apr. 4, 2021	Mar. 29, 2020	% Change
	(millions of dollars)
Net Sales
Metalcasting	$81.7	$61.7	32%
Household, Personal Care & Specialty Products	109.4	96.2	14%
Environmental Products	26.0	36.7	(29)%
Building Materials	13.8	16.8	(18)%
Total net sales	$230.9	$211.4	9%

Income from operations	$29.8	$27.3
% of net sales	12.9%	12.9%

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated. As a result, Energy Services was combined into the Environmental Products product line within the Performance Materials operating segment.

Net sales in the Performance Materials segment increased 9% to $230.9 million from $211.4 million in the prior year. Sales in Metalcasting increased 32% from prior year as the foundry demand remained strong in North America and China. Household, Personal Care & Specialty Products sales increased 14% to $109.4 million, as compared with $96.2 million in the prior year as a result of continued strong demand for consumer-oriented products.

Environmental Products and Building Materials sales decreased 29% and 18%, respectively, primarily due to COVID-19 related project delays.

Income from operations was $29.8 million and 12.9% of sales as compared to $27.3 million and 12.9% of sales in the prior year.  Operating margin was temporarily impacted by seasonally higher energy and mining costs as well as lower Environmental Products sales.

	Three Months Ended
Specialty Minerals Segment	Apr. 4, 2021	Mar. 29, 2020	% Change
	(millions of dollars)
Net Sales
Paper PCC	$89.6	$85.1	5%
Specialty PCC	20.4	17.5	17%
PCC Products	$110.0	$102.6	7%

Ground Calcium Carbonate	$24.0	$22.6	6%
Talc	13.8	11.9	16%
Processed Minerals Products	$37.8	$34.5	10%

Total net sales	$147.8	$137.1	8%

Income from operations	$21.1	$20.3	4%
% of net sales	14.3%	14.8%

Worldwide sales in the Specialty Minerals segment were $147.8 million, as compared with $137.1 million in the prior year, an increase of 8%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 7% to $110.0 million from $102.6 million in the prior year. Paper PCC sales increased 5% to $89.6 million from $85.1 million in the prior year, primarily due to increased paper machine operating rates as well as the ramp-up of three new satellite plants in China, India and the U.S.  Sales of Specialty PCC increased 17% to $20.4 million from $17.5 million in the prior year as the automotive, construction and consumer demand remained strong.

Net sales of Processed Minerals products increased 10% to $37.8 million due to strength in residential construction and  automotive markets. Ground Calcium Carbonate sales increased 6% to $24.0 for the three month periods ending April 4, 2021 as compared to $22.6 million in the prior year.  Talc sales increased 16% to $13.8 million as compared with $11.9 million in the prior year.

Income from operations for Specialty Minerals was $21.1 million as compared with $20.3 million in the prior year and represented 14.3% of sales.

	Three Months Ended
Refractories Segment	Apr. 4, 2021	Mar. 29, 2020	% Change
	(millions of dollars)
Net Sales
Refractory Products	$58.8	$55.8	5%
Metallurgical Products	15.1	13.2	14%
Total net sales	$73.9	$69.0	7%

Income from operations	$12.0	$11.2	7%
% of net sales	16.2%	16.2%

Net sales in the Refractories segment increased 7% to $73.9 million from $69.0 million in the prior year driven by a gradual improvement in steel mill utilization rates. Sales of refractory products and systems to steel and other industrial applications increased 5% to $58.8 million and sales of metallurgical products increased 14% to $15.1 million.

Income from operations was $12.0 million and 16.2% of sales as compared with $11.2 million and 16.2% of sales in the prior year due to lower volumes.

Liquidity and Capital Resources

Cash provided from operations during the three months ended April 4, 2021, was approximately $51 million.  Cash flows provided from operations during 2021 were principally used to fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2021 - $3.7 million; 2022 - $0.2 million; 2023 - $0.0 million; 2024 - $548.0 million; 2025 - $0.0 million; thereafter - $400.0 million.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of April 4, 2021, there were no outstanding loans and $8.3 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  In the first quarter of 2021, the Company repaid $0.2 million on these loans.

The Company has a committed loan facility in Japan. As of April 4, 2021, $3.5 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2021.  The Company repaid $0.3 million on this facility during the first quarter of 2021.

As of April 4, 2021, the Company had $25.3 million in uncommitted short-term bank credit lines, of which none were in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2021 should be between $75 million and $85 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result of the agreement, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25%.  The fair value of this instrument at April 4, 2021 was a liability of less than $0.1 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 4, 2021 is a liability of $6.8 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at April 4, 2021 is an asset of $6.1 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of April 4, 2021, 465,003 shares have been repurchased under this program for $31.1 million, or an average price of approximately $66.83 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended April 4, 2021, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company's contractual obligations, see "Liquidity and Capital Resources" in "Management's Discussion and  Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include the duration and scope of the COVID-19 pandemic, and government and other third-party responses to it; worldwide general economic, business, and industry conditions, including the effects of the COVID-19 pandemic on the global economy; the cyclicality of our customers’ businesses and their changing demands; the dependence of certain of our product lines on the commercial construction and infrastructure markets, the domestic building and construction markets, and the automotive market; our ability to effectively achieve and implement our growth initiatives; our ability to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to renew or extend long term sales contracts for our PCC satellite operations; consolidation in customer industries, principally paper, foundry and steel; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; our ability to successfully develop new products; our ability to ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations; increases in costs of raw materials, energy, or shipping; our ability to compete in very competitive industries; operating risks and capacity limitations affecting our production facilities; seasonality of some of our segments; cybersecurity and other threats relating to our information technology systems; and other risks set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Recently Adopted Accounting Standards

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging", which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments.  The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $1.4 million in incremental interest charges on an annual basis.

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

On April 5, 2016, the Company entered into a floating to fixed interest rate swap for an initial aggregate notional amount of $300 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness.  This swap agreement hedges a portion of contractual floating rate interest through its expiration in May 2021.  As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 4.25% through May 2021.  The fair value of this instrument at April 4, 2021 was a liability of less than $0.1 million.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 4, 2021 is a liability of $6.8 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at April 4, 2021 is an asset of $6.1 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are involved in the legal and environmental proceedings described in Note 13 to the condensed consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference. From time to time, the Company and its subsidiaries are also the subject of various routine legal actions and claims arising in the ordinary course of their businesses.  The Company does not anticipate that the individual or aggregate liability arising out of litigation pending or claims known to be threatened against the Company and its subsidiaries will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2020 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 31	101,808	$66.01	281,618	$57,198,177
February 1 - February 28	89,838	$68.66	371,456	$51,029,477
March 1 - April 4	93,547	$75.97	465,003	$43,922,470
Total	285,193	$70.11

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of April 4, 2021, 465,003 shares have been repurchased under this program for $31.1 million, or an average price of approximately $66.83 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title
10.1	First Amendment to Employment Agreement, dated April 15, 2021, by and between Douglas T. Dietrich and the Company
10.2	First Amendment to CIC Agreement, dated April 15, 2021, by and between Douglas T. Dietrich and the Company
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contain in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

	By:	/s/ Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Officer

May 7, 2021