Form 10-Q
period 2021-07-04
MINERALS TECHNOLOGIES INC
filed 2021-07-30
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

or

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

As of July 20, 2021, there were 33,593,165 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and six-month periods ended July 4, 2021 and June 28, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended July 4, 2021 and June 28, 2020 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of July 4, 2021 (Unaudited) and December 31, 2020	5

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 4, 2021 and June 28, 2020 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the three-month and six-month periods ended July 4, 2021 and June 28, 2020 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Default Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signature		36

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Net sales	$455.6	$357.2	$908.2	$774.7
Cost of goods sold	340.2	268.3	681.0	579.0
Production margin	115.4	88.9	227.2	195.7

Marketing and administrative expenses	46.4	41.8	94.4	85.2
Research and development expenses	4.9	5.1	9.9	10.2
Acquisition-related expenses	0.4	—	0.4	—
Litigation expenses	—	8.3	—	8.9
Restructuring and other items, net	—	6.5	—	6.5

Income from operations	63.7	27.2	122.5	84.9

Interest expense, net	(9.1)	(8.1)	(19.0)	(17.4)
Non-cash pension settlement charge	(2.2)	(4.3)	(2.2)	(4.3)
Other non-operating income (deductions), net	(0.1)	(0.2)	0.4	0.4
Total non-operating deductions, net	(11.4)	(12.6)	(20.8)	(21.3)

Income from operations before tax and equity in earnings	52.3	14.6	101.7	63.6
Provision for taxes on income	9.8	0.9	18.7	10.6
Equity in earnings of affiliates, net of tax	0.5	1.2	1.0	1.5

Consolidated net income	43.0	14.9	84.0	54.5
Less:
Net income attributable to non-controlling interests	1.1	0.5	2.2	1.5
Net income attributable to Minerals Technologies Inc.	$41.9	$14.4	$81.8	$53.0

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$1.24	$0.42	$2.42	$1.55

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$1.23	$0.42	$2.41	$1.55

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	33.7	34.1	33.8	34.2
Diluted	34.1	34.1	34.0	34.3

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Consolidated net income	$43.0	$14.9	$84.0	$54.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.0	7.9	(26.9)	(35.2)
Pension and postretirement plan adjustments	4.3	5.3	6.8	7.4
Unrealized gains (losses) on derivative instruments	(1.0)	(0.8)	3.9	1.0
Total other comprehensive income (loss), net of tax	5.3	12.4	(16.2)	(26.8)
Total comprehensive income including non-controlling interests	48.3	27.3	67.8	27.7
Comprehensive income attributable to non-controlling interests	(1.3)	(1.5)	(1.9)	(1.2)
Comprehensive income attributable to Minerals Technologies Inc.	$47.0	$25.8	$65.9	$26.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Jul. 4, 2021*	Dec. 31, 2020 **
ASSETS

Current assets:
Cash and cash equivalents	$403.6	$367.7
Short-term investments	5.3	4.1
Accounts receivable, net	368.5	369.0
Inventories	261.9	248.2
Prepaid expenses and other current assets	46.2	44.6
Total current assets	1,085.5	1,033.6

Property, plant and equipment	2,283.3	2,276.9
Less accumulated depreciation and depletion	(1,249.6)	(1,237.3)
Property, plant and equipment, net	1,033.7	1,039.6
Goodwill	806.4	808.5
Intangible assets	190.4	195.8
Deferred income taxes	23.8	25.3
Other assets and deferred charges	113.5	106.6
Total assets	$3,253.3	$3,209.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$0.5	$—
Current maturities of long-term debt	0.9	1.0
Accounts payable	177.7	148.3
Other current liabilities	114.8	146.5
Total current liabilities	293.9	295.8

Long-term debt, net of unamortized discount and deferred financing costs	934.4	933.2
Deferred income taxes	167.1	163.7
Accrued pension and post-retirement benefits	172.4	179.0
Other non-current liabilities	146.6	139.0
Total liabilities	1,714.4	1,710.7

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	466.7	453.3
Retained earnings	2,089.7	2,011.3
Accumulated other comprehensive loss	(324.3)	(308.3)
Less common stock held in treasury	(737.3)	(700.4)

Total Minerals Technologies Inc. shareholders' equity	1,499.7	1,460.8
Non-controlling interests	39.2	37.9
Total shareholders' equity	1,538.9	1,498.7
Total liabilities and shareholders' equity	$3,253.3	$3,209.4

*	Unaudited
**   Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020

Operating Activities:

Consolidated net income	$84.0	$54.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.3	46.3
Non-cash pension settlement charge	2.2	4.3
Reduction of right of use asset	6.2	6.2
Asset impairment charges	—	6.0
Other non-cash items	7.1	1.3
Pension plan funding	(4.2)	(4.3)
Net changes in operating assets and liabilities	(24.6)	(20.2)
Net cash provided by operating activities	118.0	94.1

Investing Activities:

Purchases of property, plant and equipment, net	(39.8)	(31.6)
Proceeds from sale of assets	0.3	—
Proceeds from sale of short-term investments	3.7	0.7
Purchases of short-term investments	(5.1)	(5.5)
Other investing activities	0.8	—
Net cash used in investing activities	(40.1)	(36.4)

Financing Activities:

Repayment of long-term debt	(0.8)	(31.3)
Proceeds from issuance of short-term debt	0.5	—
Repayment of short-term debt	—	(0.9)
Purchase of common stock for treasury	(36.9)	(22.6)
Proceeds from issuance of stock under option plan	10.4	0.7
Excess tax benefits related to stock incentive programs	(2.8)	(2.1)
Dividends paid to non-controlling interests	(0.6)	(0.5)
Capital contribution from non-controlling interests	—	1.7
Cash dividends paid	(3.4)	(3.4)
Net cash used in financing activities	(33.6)	(58.4)

Effect of exchange rate changes on cash and cash equivalents	(8.4)	(8.1)

Net increase (decrease) in cash and cash equivalents	35.9	(8.8)
Cash and cash equivalents at beginning of period	367.7	241.6
Cash and cash equivalents at end of period	$403.6	$232.8

Supplemental disclosure of cash flow information:
Interest paid	$28.1	$16.9
Income taxes paid	$23.6	$14.6

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	39.9	—	—	1.1	41.0
Other comprehensive loss	—	—	—	(21.0)	—	(0.5)	(21.5)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	5.8	—	—	—	—	5.8
Purchase of common stock for treasury	—	—	—	—	(20.0)	—	(20.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of April 4, 2021	$4.9	$459.3	$2,049.5	$(329.3)	$(720.4)	$38.4	$1,502.4

Net income	—	—	41.9	—	—	1.1	43.0
Other comprehensive income	—	—	—	5.0	—	0.3	5.3
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.6)	(0.6)
Issuance of shares pursuant to employee stock compensation plans	—	4.6	—	—	—	—	4.6
Purchase of common stock for treasury	—	—	—	—	(16.9)	—	(16.9)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 4, 2021	$4.9	$466.7	$2,089.7	$(324.3)	$(737.3)	$39.2	$1,538.9

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	38.6	—	—	1.0	39.6
Other comprehensive loss	—	—	—	(37.8)	—	(1.4)	(39.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Capital contribution from non-controlling interests	—	—	—	—	—	0.7	0.7
Issuance of shares pursuant to employee stock compensation plans	—	0.5	—	—	—	—	0.5
Purchase of common stock for treasury	—	—	—	—	(22.6)	—	(22.6)
Stock-based compensation	—	0.1	—	—	—	—	0.1
Balance as of March 29, 2020	$4.9	$442.8	$1,942.6	$(328.2)	$(682.3)	$32.2	$1,412.0

Net income	—	—	14.4	—	—	0.5	14.9
Other comprehensive loss	—	—	—	11.3	—	1.1	12.4
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Capital contribution from non-controlling interests	—	—	—	—	—	1.0	1.0
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.5	—	—	—	—	2.5
Balance as of June 28, 2020	$4.9	$445.5	$1,955.3	$(316.9)	$(682.3)	$34.3	$1,440.8

See accompanying Notes to Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 4, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 2.  Revenue from Contracts with Customers

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated.  As a result, Energy Services, was combined into the Environmental Products product line within the Performance Materials operating segment.  Restated financial results, by product line, of this operating segment for each quarter of 2020 to conform to the current management structure are presented in Note 14.

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended July 4, 2021 and June 28, 2020:

(millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Metalcasting	$80.5	$52.8	$162.2	$114.5
Household, Personal Care & Specialty Products	102.6	87.9	212.0	184.1
Environmental Products	39.9	37.6	65.9	74.3
Building Materials	15.4	13.2	29.2	30.0
Performance Materials	238.4	191.5	469.3	402.9

Paper PCC	85.8	65.5	175.4	150.6
Specialty PCC	18.5	14.9	38.9	32.4
Ground Calcium Carbonate	25.5	20.6	49.5	43.2
Talc	12.9	8.8	26.7	20.7
Specialty Minerals	142.7	109.8	290.5	246.9

Refractory Products	58.0	47.1	116.8	102.9
Metallurgical Products	16.5	8.8	31.6	22.0
Refractories	74.5	55.9	148.4	124.9

Total	$455.6	$357.2	$908.2	$774.7

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Net income attributable to Minerals Technologies Inc.	$41.9	$14.4	$81.8	$53.0

Weighted average shares outstanding	33.7	34.1	33.8	34.2
Dilutive effect of stock options and stock units	0.4	—	0.2	0.1
Weighted average shares outstanding, adjusted	34.1	34.1	34.0	34.3

Basic earnings per share attributable to Minerals Technologies Inc.	$1.24	$0.42	$2.42	$1.55

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.23	$0.42	$2.41	$1.55

Of the options outstanding of 1,415,684 and 1,448,699 for the three-month and six-month periods ended July 4, 2021 and June 28, 2020, respectively, options to purchase 253,895 shares and 1,448,699 shares of common stock for the three-month and six-month periods ending July 4, 2021 and June 28, 2020, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.  Restructuring and Other Items, net

At July 4, 2021, the Company had $2.8 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2021.

The following table is a reconciliation of our restructuring liability balance as of July 4, 2021:

(millions of dollars)
Restructuring liability, December 31, 2020	$3.6
Additional provision	—
Cash payments	(0.8)
Restructuring liability, July 4, 2021	$2.8

In June 2020, Verso Papers announced they would be idling two of their paper mills indefinitely.  As a result, the Company recorded a non-cash write-down of assets charge of $6.0 million and $0.3 million in severance related costs for its Paper PCC satellite facilities at these mills.  The Company also recorded $0.2 million in lease termination costs at one of the closed mills.

Note 5.  Income Taxes

Provision for taxes was $9.8 million and $18.7 million during the three-month and six-month periods ended July 4, 2021, respectively.  Provision for taxes was $0.9  million and $10.6 million for the three-month and six-month periods ended June 28, 2020. The effective tax rate was 18.7% for the three months ended July 4, 2021 as compared with 6.2% for the three months ended June 28, 2020. The effective tax rate was 18.4% for the six months ended July 4, 2021 as compared with16.7% for the six months ended June 28, 2020. The higher tax rate was primarily due to lower earnings in the prior year and the mix of earnings.

As of July 4, 2021, the Company had approximately $7.0 million of total unrecognized income tax benefits. Included in this amount were a total of $4.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million during the three-month period ended July 4, 2021 and no change during the six-month period ended July 4, 2021 and an accrued balance of $1.9 million of interest and penalties as of July 4, 2021.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2010.

Note 6.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Jul. 4, 2021	Dec. 31, 2020

Raw materials	$113.5	$107.1
Work-in-process	9.4	9.0
Finished goods	92.0	85.6
Packaging and supplies	47.0	46.5
Total inventories	$261.9	$248.2

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $806.4 million and $808.5 million as of July 4, 2021 and December 31, 2020, respectively.  The change in goodwill from December 31, 2020 to July 4, 2021 is attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of July 4, 2021 and December 31, 2020 were as follows:

		July 4, 2021		December 31, 2020
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	35	$203.9	$41.6	$203.9	$38.6
Technology	13	18.8	10.4	18.8	9.6
Patents and trademarks	19	6.4	6.2	6.4	6.1
Customer relationships	22	26.1	6.6	26.9	5.9
	32	$255.2	$64.8	$256.0	$60.2

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 32 years.  Estimated amortization expense is $4.8 million for the remainder of 2021, $36.1 million for 2022–2025 and $149.5 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $6.0 million at July 4, 2021 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $4.0 million at July 4, 2021 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Jul. 4, 2021	December 31, 2020

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $10.6 million and $12.4 million	$537.4	$535.6
Senior Notes due 2028, net of unamortized deferred financing costs of $5.8 million and $6.1 million	394.2	393.9
Netherlands Term Loan due 2022	0.3	0.6
Japan Loan Facilities	3.4	4.1
Total	935.3	934.2
Less: Current maturities	0.9	1.0
Total long-term debt	$934.4	$933.2

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of  3.50 to 1.00 for the four fiscal quarters preceding such day. As of July 4, 2021, there were no outstanding loans and $8.9 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility throughout the period covered by this report.

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

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  This loan carries an interest rate of Euribor plus 2.0% and has quarterly repayments.  During the first six months of 2021, the Company repaid $0.3 million on this loan.

The Company has a committed loan facility in Japan.  As of July 4, 2021, $3.4 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.5 million on this facility during the first six months of 2021.

As of July 4, 2021, the Company had $25.3 million in uncommitted short-term bank credit lines, of which $0.5 million was in use.

Note 10.  Benefit Plans

The Company and its subsidiaries have pension plans covering eligible employees on a contributory or non-contributory basis. The Company also provides postretirement health care and life insurance benefits for eligible U.S. retired employees. Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 22% of our total benefit obligation.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Service cost	$2.0	$2.0	$4.0	$3.9
Interest cost	2.0	2.9	4.0	5.9
Expected return on plan assets	(5.4)	(5.2)	(10.8)	(10.4)
Amortization:
Prior service cost	0.1	0.1	0.2	0.2
Recognized net actuarial loss	3.6	2.8	7.0	5.6
Settlement loss	2.2	4.3	2.2	4.3
Net periodic benefit cost	$4.5	$6.9	$6.6	$9.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Other Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Service cost	$0.1	$—	$0.1	$0.1
Interest cost	—	0.1	—	0.1
Amortization:
Recognized net actuarial (gain) loss	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.3)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $11.0 million to its pension plans and $0.3 million to its other postretirement benefit plans in 2021. As of July 4, 2021, $4.1 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Amortization of pension items:
Pre-tax amount	$5.7	$7.0	$9.0	$9.7
Tax	(1.4)	(1.7)	(2.2)	(2.3)
Net of tax	$4.3	$5.3	$6.8	$7.4

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2020	$(190.8)	$(114.9)	$(2.6)	$(308.3)

Other comprehensive income (loss) before reclassifications	(26.7)	—	3.9	(22.8)
Amounts reclassified from AOCI	—	6.8	—	6.8
Net current period other comprehensive income (loss)	(26.7)	6.8	3.9	(16.0)
Balance as of July 4, 2021	$(217.5)	$(108.1)	$1.3	$(324.3)

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

The asset retirement costs are capitalized as part of the carrying amount of the associated asset.  The current portion of the liability of approximately $0.6 million is included in other current liabilities and the long-term portion of the liability of approximately $23.6 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheet as of July 4, 2021.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company now has three reportable segments: Performance Materials, Specialty Minerals and Refractories.  See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended July 4, 2021 and June 28, 2020 is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Net Sales
Performance Materials	$238.4	$191.5	$469.3	$402.9
Specialty Minerals	142.7	109.8	290.5	246.9
Refractories	74.5	55.9	148.4	124.9
Total	$455.6	$357.2	$908.2	$774.7

Income from Operations
Performance Materials	$34.7	$22.4	$64.5	$49.7
Specialty Minerals	20.0	9.0	41.1	29.3
Refractories	11.7	5.9	23.7	17.1
Total	$66.4	$37.3	$129.3	$96.1

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Income from operations for reportable segments	$66.4	$37.3	$129.3	$96.1
Acquisition-related expenses	(0.4)	—	(0.4)	—
Litigation expenses	—	(8.3)	—	(8.9)
Unallocated and other corporate expenses	(2.3)	(1.8)	(6.4)	(2.3)
Consolidated income from operations	63.7	27.2	122.5	84.9
Non-operating deductions, net	(11.4)	(12.6)	(20.8)	(21.3)
Income from operations before tax and equity in earnings	$52.3	$14.6	$101.7	$63.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	Jul. 4, 2021	Jun. 28, 2020

Metalcasting	$80.5	$52.8	$162.2	$114.5
Household, Personal Care & Specialty Products	102.6	87.9	212.0	184.1
Environmental Products	39.9	37.6	65.9	74.3
Building Materials	15.4	13.2	29.2	30.0
Paper PCC	85.8	65.5	175.4	150.6
Specialty PCC	18.5	14.9	38.9	32.4
Ground Calcium Carbonate	25.5	20.6	49.5	43.2
Talc	12.9	8.8	26.7	20.7
Refractory Products	58.0	47.1	116.8	102.9
Metallurgical Products	16.5	8.8	31.6	22.0
Total	$455.6	$357.2	$908.2	$774.7

Note 15.  Subsequent Event

On July 26, 2021, the Company completed the acquisition of Normerica Inc., a leading North American supplier of premium pet care products for approximately $185 million. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States. Normerica has approximately 300 employees and generated revenue of $140 million in 2020. The acquisition was financed through a combination of cash on hand and the Company’s credit facilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of July 4, 2021, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 4, 2021 and June 28, 2020, the related condensed consolidated statements of cash flows for the six-month periods ended July 4, 2021 and June 28, 2020,  the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended July 4, 2021 and April 4, 2021 and June 28, 2020 and March 29, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 30, 2021

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2021 were $455.6 million, an increase of 28% as compared with $357.2 million in the prior year. Foreign exchange had a favorable impact on sales of approximately $15 million, or 4 percentage points as compared with prior year.  Income from operations was $63.7 million and represented 14.0% of sales, as compared with $27.2 million and 7.6% of sales in the prior year.  Included in income from operations for the second quarter of 2021, were $0.4 million of acquisition-related expenses.  Included in income from operations for the second quarter of 2020 were $6.5 million of restructuring and other items and $8.3 million of litigation expenses associated with the bankruptcy of Novinda Corp. Net income was $41.9 million, as compared to $14.4 million in the second quarter of 2020.  Diluted earnings in the second quarter ended July 4, 2021 were $1.23 per share, as compared with $0.42 per share in the second quarter of 2020.

Second quarter 2021 results were strong with sales and operating income growth in each of our segments as demand in many of our end markets continue to improve.  In addition, operational measures we have taken to enhance our margin profile have helped us deliver higher earnings.  The Company has also made progress with our strategic growth initiatives through the commercialization of new value-added products and geographic expansion.

On July 23, 2021, the Company completed the acquisition of Normerica Inc., a leading North American supplier of premium quality cat litter. As a leader in the pet product industry, they provide premium products, both branded and private label to world-class retailers and their product portfolio consists primarily of bentonite-based cat litter products.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $408.9 million as of July 4, 2021 and the Company had more than $700 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The COVID-19 pandemic has not had a material effect on our reported results for our second quarter of 2021 and we do not expect it will negatively impact our business and results of operations for our third quarter.  However, the extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of future outbreaks and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  We will continue to actively monitor and respond to the COVID-19 pandemic.

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2021, as follows:

●	Increase our presence and gain penetration of our bentonite-based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
●	Increase our presence and market share in global pet care products, particularly in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Increase our presence and market share in Asia and in the global powdered detergent market.
●	Continue the development of our FLUORO-SORB® products which remediate contamination of Per-and polyflouroalkyl substances (PFAS) and Perflourooctane sulfanate (PFOS).
●	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
●	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
●	Continue the development of our proprietary products for agricultural applications worldwide.
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

Results of Operations

Three months ended July 4, 2021 as compared with three months ended June 28, 2020

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	% Change

Net sales	$455.6	$357.2	28%
Cost of sales	340.2	268.3	27%
Production margin	115.4	88.9	30%
Production margin %	25.3%	24.9%

Marketing and administrative expenses	46.4	41.8	11%
Research and development expenses	4.9	5.1	(4)%
Acquisition-related expenses	0.4	—	*
Litigation expenses	—	8.3	*
Restructuring and other items, net	—	6.5	*

Income from operations	63.7	27.2	134%
Operating margin %	14.0%	7.6%

Interest expense, net	(9.1)	(8.1)	12%
Non-cash pension settlement charge	(2.2)	(4.3)	(49)%
Other non-operating income, net	(0.1)	(0.2)	(50)%
Total non-operating deductions, net	(11.4)	(12.6)	(10)%

Income from operations before tax and equity in earnings	52.3	14.6	258%
Provision for taxes on income	9.8	0.9	*
Effective tax rate	18.7%	6.2%

Equity in earnings of affiliates, net of tax	0.5	1.2	(58)%

Net income	43.0	14.9	189%

Net income attributable to non-controlling interests	1.1	0.5	120%
Net income attributable to Minerals Technologies Inc.	$41.9	$14.4	191%
*	Not meaningful

Net Sales

	Three Months Ended Jul. 4, 2021			Three Months Ended Jun. 28, 2020
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$239.9	52.7%	33%	$180.7	50.6%
International	215.7	47.3%	22%	176.5	49.4%
Total sales	$455.6	100.0%	28%	$357.2	100.0%

Performance Materials Segment	$238.4	52.3%	24%	$191.5	53.6%
Specialty Minerals Segment	142.7	31.3%	30%	109.8	30.8%
Refractories Segment	74.5	16.4%	33%	55.9	15.6%
Total sales	$455.6	100.0%	28%	$357.2	100.0%

Worldwide net sales increased 28% to $455.6 million in the second quarter from $357.2 million in the prior year. Foreign exchange had a favorable impact on sales of $15 million or 4 percentage points. Sales increased in all business segments primarily due to increased volumes as compared to prior year related to the impacts of COVID-19 pandemic in 2020.

Net sales in the United States were $239.9 million in the second quarter of 2021, as compared to $180.7 million in the prior year, an increase of 33%.  International sales increased 22% to $215.7 million from $176.5 million in the prior year.

Operating Costs and Expenses

Cost of sales was $340.2 million and represented 74.7% of sales for the three month period ended July 4, 2021, as compared with $268.3 million and 75.1% of sales in the prior year.  Production margin increased from 24.9% of sales in the prior year to 25.3% of sales in the second quarter of 2021.  Production margin increased primarily due to higher volumes, partially offset by higher energy and mining costs.

Marketing and administrative costs were $46.4 million and 10.2% of sales for the three months ended July 4, 2021, as  compared to $41.8 million and 11.7% of sales in the prior year.

Research and development expenses were $4.9 million and represented 1.1% of sales for the three months ended July 4, 2021, as compared with $5.1 million and 1.4% of sales in the prior year.

The Company recorded $0.4 million of acquisition-related expenses during the three months ended July 4, 2021.

The Company recorded $8.3 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the three months ended June 28, 2020.  In addition, the Company recorded $6.5 million for asset write-downs and other restructuring costs for the three months ended June 28, 2020.

Income from Operations

The Company recorded income from operations of $63.7 million as compared to $27.2 million in the prior year.  Operating income during the three months ended July 4, 2021 includes $0.4 million of acquisition-related expenses.  Operating income during the three months ended June 28, 2020 includes a $6.5 million charge for the impairment of assets and other restructuring costs.  In addition, the Company recorded $8.3 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the three months ended June 28, 2020.

Other Non-Operating Income (Deductions), net

In the second quarter of 2021, non-operating deductions were $11.4 million, as compared with $12.6 million in the prior year.  Included in other non-operating deductions in the second quarter of 2021 was net interest expense of $9.1 million, as compared to $8.1 million in the prior year.  Included in other non-operating deductions for the second quarter of 2021 is a $2.2 million non-cash pension settlement charge associated with our plans in the U.S.  Included in other non-operating deductions for the second quarter of 2020 was a $4.3 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes on income was $9.8 million and $0.9 million for the three months ended July 4, 2021 and June 28, 2020, respectively.  The effective tax rate was 18.7% and 6.2% for the three months ended July 4, 2021 and June 28, 2020, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $41.9 million for the three months ended July 4, 2021, as compared with $14.4 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Three Months Ended
Performance Materials Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Metalcasting	$80.5	$52.8	52%
Household, Personal Care & Specialty Products	102.6	87.9	17%
Environmental Products	39.9	37.6	6%
Building Materials	15.4	13.2	17%
Total net sales	$238.4	$191.5	24%

Income from operations	$34.7	$22.4
% of net sales	14.6%	11.7%

Net sales in the Performance Materials segment increased 24% to $238.4 million from $191.5 million in the prior year. Sales in Metalcasting increased 52% from prior year as the foundry demand remained strong in North America and China. Household, Personal Care & Specialty Products sales increased 17% to $102.6 million, as compared with $87.9 million in the prior year as a result of continued strong demand for consumer-oriented products.

Environmental Products and Building Materials sales increased 6% and 17%, respectively, on higher levels of project activity and increased demand for environmental lining systems, remediation, and wastewater treatment.

Income from operations was $34.7 million and 14.6% of sales, as compared to $22.4 million and 11.7% of sales in the prior year.  Operating margin was 14.6% as compared with 11.7% in the prior year due to incremental margin improvement from higher volumes and increased project activity. In addition, pricing actions and productivity more than offset inflationary cost pressures.

	Three Months Ended
Specialty Minerals Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Paper PCC	$85.8	$65.5	31%
Specialty PCC	18.5	14.9	24%
PCC Products	$104.3	$80.4	30%

Ground Calcium Carbonate	$25.5	$20.6	24%
Talc	12.9	8.8	47%
Processed Minerals Products	$38.4	$29.4	31%

Total net sales	$142.7	$109.8	30%

Income from operations	$20.0	$9.0	122%
% of net sales	14.0%	8.2%

Worldwide sales in the Specialty Minerals segment were $142.7 million, as compared with $109.8 million in the prior year, an increase of 30%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 30% to $104.3 million from $80.4 million in the prior year. Paper PCC sales increased 31% to $85.8 million from $65.5 million in the prior year, primarily due to increased paper machine operating rates as well as the continued ramp-up of three new satellite plants in China, India and the U.S.  Sales of Specialty PCC increased 24% to $18.5 million from $14.9 million in the prior year as the automotive, construction and consumer demand remained strong.

Net sales of Processed Minerals products increased 31% to $38.4 million due to strength in residential construction and  automotive markets. Ground Calcium Carbonate sales increased 24% to $25.5 million for the three month periods ending July 4, 2021 as compared to $20.6 million in the prior year.  Talc sales increased 47% to $12.9 million as compared with $8.8 million in the prior year.

Income from operations for Specialty Minerals was $20.0 million as compared with $9.0 million in the prior year and represented 14.0% of sales.  Operating margin was 14.0% as compared with 8.2% in the prior year primarily due to higher volumes.  Included in income from operations for the three month period ended June 28, 2020 were $6.3 million of asset write-downs and restructuring costs.

	Three Months Ended
Refractories Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Refractory Products	$58.0	$47.1	23%
Metallurgical Products	16.5	8.8	87%
Total net sales	$74.5	$55.9	33%

Income from operations	$11.7	$5.9	98%
% of net sales	15.7%	10.6%

Net sales in the Refractories segment increased 33% to $74.5 million from $55.9 million in the prior year driven by strong end market demand. Sales of refractory products and systems to steel and other industrial applications increased 23% to $58.0 million and sales of metallurgical products increased 87% to $16.5 million.

Income from operations was $11.7 million and 15.7% of sales as compared with $5.9 million and 10.6% of sales in the prior year due to higher sales volumes.

Six months ended July 4, 2021 as compared with six months ended June 28, 2020

Consolidated Income Statement Review

	Six Months Ended
(millions of dollars)	Jul. 4, 2021	Jun. 28, 2020	% Change

Net sales	$908.2	$774.7	17%
Cost of sales	681.0	579.0	18%
Production margin	227.2	195.7	16%
Production margin %	25.0%	25.3%

Marketing and administrative expenses	94.4	85.2	11%
Research and development expenses	9.9	10.2	(3)%
Acquisition-related expenses	0.4	—	*
Litigation expenses	—	8.9	*
Restructuring and other items, net	—	6.5	*

Income from operations	122.5	84.9	44%
Operating margin %	13.5%	11.0%

Interest expense, net	(19.0)	(17.4)	9%
Non-cash pension settlement charge	(2.2)	(4.3)	(49)%
Other non-operating income, net	0.4	0.4	0%
Total non-operating deductions, net	(20.8)	(21.3)	(2)%

Income from operations before tax and equity in earnings	101.7	63.6	60%
Provision for taxes on income	18.7	10.6	76%
Effective tax rate	18.4%	16.7%

Equity in earnings of affiliates, net of tax	1.0	1.5	(33)%

Net income	84.0	54.5	54%

Net income attributable to non-controlling interests	2.2	1.5	47%
Net income attributable to Minerals Technologies Inc.	$81.8	$53.0	54%
* Not meaningful

Net Sales

	Six Months Ended Jul. 4, 2021			Six Months Ended Jun. 28, 2020
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$467.4	51.5%	15%	$407.6	52.6%
International	440.8	48.5%	20%	367.1	47.4%
Total sales	$908.2	100.0%	17%	$774.7	100.0%

Performance Materials Segment	$469.3	51.7%	16%	$402.9	52.0%
Specialty Minerals Segment	290.5	32.0%	18%	246.9	31.9%
Refractories Segment	148.4	16.3%	19%	124.9	16.1%
Total sales	$908.2	100.0%	17%	$774.7	100.0%

Total sales increased 17% from the previous year to $908.2 million.  Foreign exchange had a favorable impact on sales of approximately $24 million or 3%.  Sales increased in all business segments primarily due to increased volumes as compared to prior year related to the impacts of the COVID-19 pandemic in 2020.

Net sales in the United States increased to $467.4 million from $407.6 million in the prior year, an increase of 15%. International sales increased by 20% to $440.8 million from $367.1 million in the prior year.

Operating Costs and Expenses

Cost of sales increased 18% from the prior year and was 75.0% of sales, as compared with 74.7% in the prior year. Gross margin decreased to 25.0% of sales as compared with 25.3% of sales in the prior year. Higher volumes were offset by higher energy and mining costs.

Marketing and administrative costs were $94.4 million and 10.4% of sales compared to $85.2 million and 11.0% of sales in the prior year.

Research and development expenses were $9.9 million and represented 1.1% of sales for the six months ended July 4, 2021 as compared with $10.2 million and 1.3% of sales in the prior year.

The Company recorded $0.4 million of acquisition-related expenses during the six months ended July 4, 2021.

The Company recorded $8.9 million related to litigation expenses associated with the bankruptcy of Novinda Corp. for the six months ended June 28, 2020. In addition, the Company recorded $6.5 million for asset write-downs and other restructuring costs for the six months ended June 28, 2020.

Income from Operations

The Company recorded income from operations of $122.5 million, as compared to $84.9 million in the prior year.  Operating income was 13.5% and 11.0% of sales for the six months ended July 4, 2021 and June 28, 2020, respectively.  Operating income during the six months ended July 4, 2021 includes $0.4 million of acquisition-related expenses.

               Operating income during the six months ended June 28, 2020 includes $6.5 million of restructuring costs and $8.9 million related to litigation cost associated with the bankruptcy of Novinda Corp.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $20.8 million for the six months ended July 4, 2021, as compared with $21.3 million in the prior year.  Included in non-operating deductions for the six months ended July 4, 2021 is $19.0 million of net interest expense and a $2.2 million non-cash pension settlement charge. Included in non-operating deductions for the six months ended June 28, 2020  was $17.4 million of net interest expense and a $4.3 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes was $18.7 million as compared to $10.6 million in the prior year.  The effective tax rate was 18.4% as compared to 16.7% in the prior year.  The higher tax rate was primarily due to lower earnings in the prior year and the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $81.8 million during the six months ended July 4, 2021, as compared with $53.0 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Six Months Ended
Performance Materials Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Metalcasting	$162.2	$114.5	42%
Household, Personal Care & Specialty Products	212.0	184.1	15%
Environmental Products	65.9	74.3	(11)%
Building Materials	29.2	30.0	(3)%
Total net sales	$469.3	$402.9	16%

Income from operations	$64.5	$49.7
% of net sales	13.7%	12.3%

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

Net sales in the Performance Materials segment increased 16% to $469.3 million from $402.9 million in the prior year. Sales in Metalcasting increased 42% to $162.2 million as foundry demand remained strong in North America and Asia.  Household, Personal Care & Specialty Products increased 15% to $212.0 as compared to $184.1 in the prior year as a result of continued strong demand for consumer-oriented products. Environmental Products sales and Building Materials decreased 11% and 3%, respectively, due to COVID-19 related project delays.

Income from operations was $64.5 million and 13.7% of sales as compared to $49.7 million and 12.3% of sales in the prior year due higher volume from increased demand.

	Six Months Ended
Specialty Minerals Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Paper PCC	$175.4	$150.6	16%
Specialty PCC	38.9	32.4	20%
PCC Products	$214.3	$183.0	17%

Ground Calcium Carbonate	$49.5	$43.2	15%
Talc	26.7	20.7	29%
Processed Minerals Products	$76.2	$63.9	19%

Total net sales	$290.5	$246.9	18%

Income from operations	$41.1	$29.3	40%
% of net sales	14.1%	11.9%

Worldwide sales in the Specialty Minerals segment were $290.5 million, as compared with $246.9 million in the prior year, an increase of 18%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 17% to $214.3 million from $183.0 million in the prior year.  Paper PCC sales increased 16% to $175.4 million from $150.6 million in the prior year due to increased paper machine operating rates as well as the ramp-up of three new satellite plants in China, India and the U.S.  Sales of Specialty PCC products increased 20% to $38.9 million from $32.4 million in the prior year as demand from  automotive, construction and consumer end markets remained strong.

Net sales of Processed Minerals products increased 19% to $76.2 million from $63.9 million in the prior year due to strength in residential construction and automotive markets.  Ground Calcium Carbonate sales increased 15% to $49.5 million from $43.2 million in the prior year.  Talc sales increased 29%  to $26.7 million from $20.7 million.

Income from operations was $41.1 million and 14.1% of net sales as compared to $29.3 million and 11.9% of sales in the prior year due to increased volumes.  Included in income from operations for the six month period June 28, 2020 were $6.3 million of asset write-downs and restructuring costs.

	Six Months Ended
Refractories Segment	Jul. 4, 2021	Jun. 28, 2020	% Change
	(millions of dollars)
Net Sales
Refractory Products	$116.8	$102.9	14%
Metallurgical Products	31.6	22.0	44%
Total net sales	$148.4	$124.9	19%

Income from operations	$23.7	$17.1	39%
% of net sales	16.0%	13.7%

Net sales in the Refractories segment increased 19% to $148.4 million from $124.9 million in the prior year driven by a gradual improvement in steel mill utilization rates. Sales of refractory products and systems to steel and other industrial applications increased 14% to $116.8 million from $102.9 million and sales of metallurgical products increased 44% to $31.6 million from $22.0 million in the prior year.

Income from operations was $23.7 million and 16.0% of sales as compared with $17.1 million and 13.7% of sales in the prior year due to higher sales volumes.

Liquidity and Capital Resources

Cash provided from operations during the six months ended July 4, 2021, was approximately $118 million.  Cash flows provided from operations during the first half of 2021 were principally used to fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2021 - $0.3 million; 2022 - $0.8 million; 2023 - $0.6 million; 2024 - $548.6 million; 2025 - $0.0 million; thereafter - $401.4 million.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of July 4, 2021, there were no outstanding loans and $8.9 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  The Company repaid $0.3 million on these loans during the first half of 2021.

The Company has a committed loan facility in Japan. As of July 4, 2021, $3.4 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.5 million on this facility during the first half of 2021.

As of July 4, 2021, the Company had $25.3 million in uncommitted short-term bank credit lines, of which $0.5 million was in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2021 should be between $80 million and $85 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at July 4, 2021 is a liability of $6.0 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at July 4, 2021 is an asset of $4.0 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of July 4, 2021, 675,635 shares have been repurchased under this program for $48.1 million, or an average price of approximately $71.15 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended July 4, 2021, there were no material changes in the Company’s contractual obligations.  For an in-depth discussion of the Company's contractual obligations, see "Liquidity and Capital Resources" in "Management's Discussion and  Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include the duration and scope of the COVID-19 pandemic, and government and other third-party responses to it; worldwide general economic, business, and industry conditions, including the effects of the COVID-19 pandemic on the global economy; the cyclicality of our customers’ businesses and their changing demands; the dependence of certain of our product lines on the commercial construction and infrastructure markets, the domestic building and construction markets, and the automotive market; our ability to effectively achieve and implement our growth initiatives; our ability to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to renew or extend long term sales contracts for our PCC satellite operations; consolidation in customer industries, principally paper, foundry and steel; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations; increases in costs of raw materials, energy, or shipping; our ability to compete in very competitive industries; operating risks and capacity limitations affecting our production facilities; seasonality of some of our segments; cybersecurity and other threats relating to our information technology systems; and other risks set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $1.3 million in incremental interest charges on an annual basis.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at July 4, 2021 is a liability of $6.0 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at July 4, 2021 is an asset of $4.0 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting during the quarter ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 5 - May 2	62,196	$77.89	527,199	$39,078,274
May 3 - May 30	38,385	$82.86	565,584	$35,897,784
May 31 - July 4	110,051	$81.53	675,635	$26,925,750
Total	210,632	$80.69

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of July 4, 2021, 675,635 shares have been repurchased under this program for $48.1 million, or an average price of approximately $71.15 per share.

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

July 30, 2021