Form 10-K
period 2021-12-31
MINERALS TECHNOLOGIES INC
filed 2022-02-18
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-11430

MINERALS TECHNOLOGIES INC..
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

As of July 2, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of July 2, 2021) was approximately $2.3 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2022, the Registrant had outstanding 33,142,654 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K
.

MINERALS TECHNOLOGIES INC.
2021 FORM 10-K ANNUAL REPORT

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

The Company now has three reportable segments: Performance Materials, Specialty Minerals and Refractories.

●
The Performance Materials segment is a leading global supplier of a wide range of bentonite-based and synthetic materials for consumer-oriented and industrial markets and for non-residential construction, environmental remediation, and infrastructure projects.  This segment is the Company's largest and most diverse business segment with extensive technical, sales and commercial capabilities.

●
The Specialty Minerals segment produces and sells the synthetic mineral product precipitated calcium carbonate ("PCC") and processed mineral product quicklime ("lime"), and mines mineral ores then processes and sells natural mineral products, primarily limestone and talc. This segment is a leading supplier globally of PCC products. This segment's products are used principally in the paper and packaging, building materials, paint and coatings, glass, ceramic, polymer, food, automotive and pharmaceutical industries.

●
The Refractories segment produces monolithic and shaped refractory materials and specialty products. It also provides services and sells application and measurement equipment, calcium metal and metallurgical wire products. Refractories segment products are primarily used in high-temperature applications in the steel, non-ferrous metal and glass industries.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2021	2020	2019
Percentage of Net Sales
Performance Materials	53%	52%	51%
Specialty Minerals	31%	32%	32%
Refractories	16%	16%	17%
Total	100%	100%	100%

The Company maintains a research and development focus. The Company's research and development capability for developing and introducing technologically advanced new products has enabled the Company to anticipate and satisfy changing customer requirements, creating market opportunities through new product development and product application innovations.

Performance Materials Segment

The Performance Materials segment is a leading supplier of bentonite and bentonite-related products. Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment.  The processed bentonite may be chemically modified.  Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent.  There are two primary types of natural bentonite utilized by the business, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions.  Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications.  This segment also supplies leonardite, which is primarily used in metalcasting, drilling fluid additive, and agricultural applications. The principal products of this segment are marketed under various registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, PREMIUM CHOICE®, ENERSOL®, RAFINOL®,,FLUORO-SORB®, VitaLife® and Hevi-Sand®.

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

The pet litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe and Asia. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies. In North America, these products are sold from seven principal sites from which we package and distribute finished goods, as well as ship bulk material via rail cars. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis. In Europe, these products are produced and sold by the Company's subsidiary, Sivomatic Holding, B.V. ("Sivomatic"). Sivomatic is a leading European supplier of premium pet litter products and is a vertically integrated manufacturer with production facilities in the Netherlands, Austria and Turkey.  Sivomatic is a certified CO2 neutral producer of cat litter.

On July 26, 2021, the Company completed the acquisition of Normerica Inc.("Normerica"), a leading North American supplier of premium pet care products for approximately $189 million. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States. Normerica has approximately 300 employees and generated revenue of $140 million in 2020.

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

Specialty Products include bentonite and leonardite based proprietary solutions for agricultural and industrial applications, including drilling products and other industrial products. Agricultural uses include crop harvest enhancements, natural animal heath feed additives and vegetable cooking oil clarification. Drilling product are used in oil and gas well drilling as well as environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is the trade name PREMIUM GEL®.

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

The Company’s household, personal care & specialty products product line net sales were $460.5 million, $380.2 million and $376.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The metalcasting product line was originally sold into the U.S. by the American Colloid Company (ACC) and over the past 90 years has grown in its use throughout the world including China, Thailand, Korea, Australia, India and regions of EMEA.  Over the past several years, the Company has focused on further investment in China and India.

The Company’s metalcasting product line net sales were $319.2 million, $258.1 million and $291.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Environmental Products includes specialized technologies to mitigate vapor intrusion in new building construction. The Company’s innovative vapor barrier systems prevent potentially harmful vapors from entering occupied spaces, thus facilitating low-risk redevelopment. The Company also provides reactive capping technologies and solutions to effectively contain residual contamination, to reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material and QUIK-SOLID®, a super absorbent media.  The Company specializes within the remediation market providing technologies to treat a variety of hazardous compounds in soil, groundwater, leachate and sediment.  These products are marketed under the ORGANOCLAY® trade name.  The Company also specializes in treating soil, groundwater, surface water and drinking water contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) under the FLUORO-SORB® trade name.

Additionally, the Environmental Products segment provides offshore filtration and well testing services to improve the production, cost, compliance, and environmental impact of activities performed globally in the oil and gas industry. The composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. This product line provides services for offshore filtration and well testing to the worldwide oil and gas industry through subsidiaries located in Australia, Brazil, Malaysia, Nigeria,  Indonesia, Saudi Arabia and the United Kingdom.

The Company’s environmental product line net sales were $136.3 million, $131.6 million and $181.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company’s building materials product line net sales were $60.0 million, $55.9 million and $68.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $426.8 million, $377.7 million and $434.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry and also into the packaging industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products

In the paper industry, the Company's PCC is used:

●	as a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

●	as a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers; and

●	as a coating pigment for both wood-free and groundwood papers and packaging.

The Company's Paper PCC product line net sales were $349.7 million, $308.4 million and $364.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Approximately 19% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2021, see Item 2, "Properties," below.

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

PCC Markets

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2021, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 12 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than twice as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 38 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers outside of North America.  In addition, there are 2 plants currently under construction that will begin production in 2022.

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

Paper Packaging. The Company estimates that paper packaging markets are approximately double the size of the printing and writing paper markets.  Growth in the paper packaging segment is driven by growth trends in e-commerce and demand for sustainable packaging solutions. The Company offers mineral solutions for filler and coating applications in both the containerboard and cartonboard packaging segments.

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $77.1 million, $69.3 million and $69.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts and Lifford, England.

Processed Minerals – Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $152.1 million, $133.2 million and $140.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $98.1 million, $89.3 million and $91.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Net sales of talc products were $54.0 million, $43.9 million and $49.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Refractories Segment

Refractory – Products and Markets

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $303.4 million, $258.1 million and $298.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $237.1 million, $212.3 million and $244.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's proprietary application systems, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as, in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $66.3 million, $45.8 million and $53.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium to meet global production requirements. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire and is also sold for use in the manufacture of batteries and magnets. We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment, including SURECAL®, for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 46% of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

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

For the Performance Materials segment, the Company competes on the basis of product quality, service, technical support, price, product availability and logistics.  There are numerous major producers of competing products and various regional suppliers in the areas the Company serves. The Company is the world leader in bentonite, including number one positions in metalcasting and pet litter.  With respect to the environmental products product line, the Company competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. In addition, the filtration and well-testing products within the Environmental Products product line compete with other oil and gas services companies. The building materials product line competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with our drilling products.

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

Seasonality

Some of our products in the Performance Materials segment within the environmental and building materials product lines are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. Our Processed Minerals product line of our Specialty Minerals segment is subject to similar seasonal patterns. In addition, the oil and gas production facilities are subject to natural disasters, such as hurricanes, which could lead to lower sales in the June to November months.  As a result, we consider the business of the Performance Materials segment to be seasonal.

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

The Company’s Performance Materials segment also offers a strong portfolio of custom blended compounds, formulations and technology, which have been primarily developed internally by the Company’s research and development efforts. The ADDITROL® formulation, a custom blend, meets the need of both ferrous and non-ferrous applications. The Volclay® application is used in green sand molding applications ranging from the production of iron and steel castings to the production of non-ferrous castings. The Hevi-Sand® specialty chromite blend prevents metal penetration and can be used with most foundry binders in molds and cores. In addition, the Company’s RESISTEXTM and CONTINUUM® formulation enables withstanding aggressive leachates. The ORGANOCLAY® technology offers highly effective solutions in effective in removing oils, greases and other high molecular weight, low solubility organic compounds from aqueous streams. The Company's FLOURO-SORB® absorbent is a proprietary, NSF-certified product designed to globally support remediation efforts surrounding per- and polyflouroalkyl substances (PFAS).  The Company will also continue to seek out promising compounds and innovative technologies, developed mainly by our internal research team, to incorporate into our product lines.

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

For the years ended December 31, 2021, 2020 and 2019, the Company spent approximately $19.5 million, $19.9 million and $20.3 million, respectively, on research and development. The Company's research and development spending for 2021, 2020 and 2019 was approximately 1.0%, 1.2% and 1.1% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Houston, Texas; and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey. Approximately 209 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 347 patents and approximately 1,893 trademarks related to its business.  Our patents expire between 2022 and 2040.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Workforce Demographics

As of December 31, 2021, the Company employed 3,961 persons globally, located in over 34 countries. Of these, 1,867 (47%) were located in North America, 901 (23%) were located in Europe, 1,017 (26%) were located in Asia and 176 (4%) were located in Latin America.

Diversity and Inclusion

As a global company, we are committed to an organizational culture that unconditionally accepts all colleagues. We believe in the power of an environment where everyone feels involved, respected, valued and connected, where everyone is free to be their authentic selves and share ideas.  We believe that our culture of diversity and inclusion is a competitive advantage that fuels innovation and enhances our ability to attract and retain talent. We continually strive to improve the attraction, retention, and advancement of diverse employees reflective of the communities in which we live and work. Furthermore, we place a concerted effort on the continued growth of diverse employees through various global development and training programs, mentoring programs and individual development plans.  We also view diversity as key to leadership development. When selecting participants for internal development programs, we ensure that groups are balanced across a number of factors, including gender, ethnicity, tenure, function, geography and experience.

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

Focus on Safety

The health and safety of our employees is our number one core value.  We are committed to the health and safety of our employees, contractors, customers, and members of the communities in which we operate.  Our "safety first" culture has been built through dedication, continuous improvement and active engagement.  We continue to enhance our safety culture and our top priority is for all employees and contractors to return home in the same condition they arrived to work. While we believe zero-injuries across all our operations is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2021, our TRIR was 0.74 and our LWIR was 0.22.  This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

The COVID-19 pandemic continues to impact lives and businesses around the world.  Protecting the health and safety of our employees is one of our core values.  Since the onset of the pandemic, we put in place a robust series of protocols to protect our employees while ensuring the safe and efficient operations of our facilities, especially our frontline workers who continue to move and make our products during this critical time.  We have remained focused on the health and safety of our employees by implementing new safety protocols in our facilities, enhanced screening at all entry points to our facilities, providing personal protective equipment and hygiene supplies, adhering to social distancing guidelines, recommended remote work, restricting travel and providing paid time off for our employees in quarantine as the result of a COVID infection and/or exposure.  Employees are continuing to work from home when deemed necessary.

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

Talent Management

Our people are essential to the successful delivery of the MTI strategy and to sustaining superior business performance.  We believe our employees are at the core of everything we do.  The work environment at MTI continually evolves to maximize the employee experience and drive high performance.  We accelerate the development of our employees, strengthen our leadership capabilities, and enhance employee performance through engagement.  Our culture of training and development motivates employees at all levels of the organization to work safely and efficiently.  We employ several methods to engage, train and develop employees, yielding higher levels of performance year after year.   Investment in skills and acceleration of employees’ professional and personal development are essential components of our people strategy.  We leverage both formal and informal programs to identify, develop and retain talent across the organization. Through the MTI Internship Program, we identify new talent and prepare them for success within our organization upon graduation.  We also provide mentoring opportunities for rising talent to accelerate their professional development and improve our bench strength.  The Chairman and Chief Executive Officer and the MTI Leadership Council meet on a quarterly basis to review succession plans including key leadership positions across the company.  The various internship programs, development programs and succession planning sessions demonstrate the Company’s ongoing commitment towards accelerating development of our future leaders.

Environmental, Health and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. We are also subject to land reclamation requirements relating to our mining operations.  In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2021, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, creating innovative technologies tailored to our customers’ evolving demands, reducing our environmental impact, preserving natural resources and making positive contributions to our local communities — all of which are ingrained in our values. For the past 13 years, MTI has published an annual Corporate Responsibility and Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, social impact, new product development, and community engagement. Over the past several years, we've taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste landfilled.

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

The COVID-19 pandemic continues to affect nearly all regions around the world. Governments around the world have taken preventative measures to contain or mitigate the COVID-19 outbreak, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business.  This has affected, and is continuing to affect, the global economy, the United States economy and the global financial markets.  The outbreak and resulting preventative measures have disrupted our operations and affected our business, and we expect this to continue.  The impacts include, but are not limited to, the following:

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

●
We have experienced, and may experience in the future, disruptions to our supply chain, logistics, and service providers. If we are unable to secure raw materials and supplies for our facilities, our operations could be materially adversely affected.

●	Significant disruption of global financial markets could have a negative impact on our ability to access capital in the future.

We cannot predict the degree to which, or the time period that, global economic conditions and our business, sales, liquidity, financial condition and results of operations will continue to be affected by the COVID-19 pandemic and the resulting preventative measures.  The extent to which we are affected will depend on future developments, including the duration of the outbreak and the significance of new variants of COVID-19, travel restrictions, business and workforce disruptions, and the effectiveness of vaccination and other actions taken to contain and treat the disease. The effects on our business, sales, liquidity, financial condition and results of operations could be material.

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

A significant portion of our Performance Materials segment’s sales are derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions, including the current conditions resulting from the COVID-19 pandemic, which has affected and may continue to affect the demand for our Performance Materials segment’s products and services.

In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets are projected to continue to decrease. The reduced demand for premium writing paper products has resulted in closures and conversions of mill in both North America and Europe.  We expect paper consumption to remain similar to prior year levels in both regions.

Our Refractories segment primarily serves the steel industry.  Global steel production has seen volatility in the market due to COVID-19.  We expect steel consumption to be similar or slightly better than 2021 levels.

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

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $349.7 million in 2021, or approximately 19% of the Company’s net sales. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

Financial Risks

Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2021 the Company had $1,031.1 million aggregate principal amount of total indebtedness (consisting primarily of $548.0 million aggregate principal amount of loans under our term facility, $400.0 million aggregate principal amount of notes and $80.0 million outstanding under our revolving credit facility) and an additional $209.4 million of borrowing capacity under the revolving credit facility (after giving effect to $10.6 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates, which could result in higher interest expense in the event of an increase in interest rates.  Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

The interest rate of certain of our term loan borrowings is based on LIBOR interest rates, which is subject to change.

The interest rates on a significant portion of our borrowings under our senior secured credit facility is based on LIBOR interest rates. These rates might be subject to change based on the United Kingdom's Financial Conduct Authority's intention to phase out LIBOR.  In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. Regulators, industry groups and certain committees, such as the Alternative Reference Rates Committee (ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR, and proposed implementations of the recommended alternatives in floating rate financial instruments. It is currently unknown the extent to which these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments, including our floating-rate debt. If LIBOR ceases to exist prior to the maturity of our term facility, we will be required to substitute an index such as the Prime Rate or renegotiate our senior secured credit facility, and substitute an index to replace LIBOR with the new standard that is established. If we borrow under the Prime Rate, we will see increased borrowing costs until the agreements are amended or renegotiated to incorporate the new SOFR borrowing rate or another substitute index.

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

Sales and income growth of the Company depends upon a number of uncertain events, including the outcome of the Company's strategies of increasing its penetration into geographic markets such as Brazil, India and China as well as other Asian and Eastern European countries; increasing its penetration into product markets such as the market for papercoating pigments and the market for groundwood paper pigments; increasing sales to existing PCC customers by increasing the amount of PCC used per ton of paper produced; developing, introducing and selling new products for the paper industry. Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company. Our strategy also anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated.

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

The Company does business in many areas internationally. Approximately 48% of our sales in 2021 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Russia, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, war, unstable governments and legal systems, and other factors. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 46% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract and economic information. In addition, mining permits, leases and other rights are, or may be, required for certain of the Company’s mining operations.  Such permits, leases and other rights are subject to modification, renewal and revocation.  Our ability to maintain such mining permits, leases and other rights has been, and may continue to be, affected by changes in laws, regulations and governmental actions, particularly in emerging markets such as Turkey and China.  We cannot assure you that we will be able to maintain such mining permits, leases and other rights to the extent we currently maintain them or at all.

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

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations. We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may affect our mining rights or give rise to additional compliance and other costs that could have a material adverse effect on the Company. Government action taken in response to the COVID-19 pandemic, including government-imposed restrictions on the movement of people and goods, and other new legal rights and obligations, could also have an adverse effect on the Company. Further, certain of our customers are subject to various federal and international laws and regulations relating to environmental and health and safety matters, especially customers of our Energy Services business within the Environmental Products product line, who are subject to drilling permits, waste water disposal and other regulations. To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results. State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted. Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products. Our manufacturing processes, particularly the manufacturing process for PCC, use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products. We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.

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

Certain product lines within our Performance Materials segment are affected by seasonal weather patterns. A majority of revenues from our Energy Services business within the Environmental Products product line is derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th. Actual or threatened hurricanes can result in volatile demand for services provided by our Energy Services business. Our other Environmental Products businesses and our Building Materials product line within our Performance Materials segment are affected by weather patterns which determine the feasibility of construction activities. Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities. Our Processed Minerals product line is subject to similar seasonal patterns.

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

In October 2020, we detected a ransomware attack impacting certain of our information technology systems.  The risks associated with the October 2020 incident or future incidents could harm our reputation and our relationships with customers, suppliers, employees, and other third parties, and may result in claims against us. In addition, although the October 2020 incident has not had a material impact on us, there can be no assurance that this incident or future incidents will not have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting and specialty products	Performance Materials
Arizona, Phoenix	Plant	Pet care products	Performance Materials
Arizona, Pima County	Plant; Mine (1)	Limestone	Specialty Minerals
Arkansas, Ashdown	Plant	PCC	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia, Cartersville	Plant	Environmental products and other building materials products	Performance Materials

Location	Facility	Product Line	Segment
Illinois, Belvidere	Plant	Metalcasting products	Performance Materials
Illinois, Hoffman Estates	Research Laboratories; Administrative office (2)	All Company Products	Performance Materials
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Indiana, Troy	Plant	Metalcasting products	Performance Materials
Iowa, Shell Rock	Plant	Metalcasting products	Performance Materials
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Lafayette	Plant	Personal Care Products	Performance Materials
Louisiana, New Iberia	Operations base (2)	Environmental products	Performance Materials
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Michigan, Albion	Plant	Metalcasting products	Performance Materials
Mississippi, Aberdeen	Plant	Performance additive products	Performance Materials
Missouri, Ste. Genevieve	Plant	Limestone, Lime, PCC	Specialty Minerals
Montana, Dillon	Plant; Mine		Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials
New York, New York	Headquarters (2)	All Company Products	Headquarters
North Dakota, Gascoyne	Plant; Mine	Metalcasting and specialty products	Performance Materials
Ohio, Archbold	Plant	Metalcasting products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Pennsylvania, York	Plant	Metalcasting and pet care products	Performance Materials
Tennessee, Chattanooga	Plant	Metalcasting products	Performance Materials
Tennessee, Dyersburg	Plant	Pet care products	Performance Materials
Texas, Houston	Research Laboratories (2)	Environmental products	Performance Materials
Texas, Houston	Administrative Office (2)	Environmental products	Performance Materials
Texas, Bay City	Plant	Talc	Specialty Minerals
Wisconsin, Neenah	Plant	Metalcasting products	Performance Materials
Wisconsin, Superior	Plant	PCC	Specialty Minerals
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Specialty and pet care products; Environmental and building materials products	Performance Materials

Location	Facility	Product Line	Segment
International
Australia, Perth	Operations base (2)	Environmental products	Performance Materials

Australia, Brisbane	Sales Office/Administrative Office	Metalcasting, specialty and pet care products	Performance Materials
Australia, Carlingford	Sales Office (2)	Monolithic Refractories	Refractories
Australia, Gurulmundi	Plant; Mine	Metalcasting, specialty and pet care products	Performance Materials
Austria, Rottersdorf	Plant	Pet care products	Performance Materials
Belgium, Brussels	Administrative Office	Monolithic Refractories	Refractories
Brazil, Macae	Operations base (2)	Environmental products	Performance Materials
Brazil, Sao Jose dos Campos	Sales Office (2)/Administrative Office	PCC	Specialty Minerals
Canada, Brantford, Ontario	Plant	Pet care products	Performance Materials
Canada, Lethbridge, Alberta	Plant	Pet care products	Performance Materials
Canada, Mississaugua, Ontario	Administrative Office	Pet care products	Performance Materials
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Beijing	Sales Office/Administrative Office	Metalcasting, specialty, fabric care and pet care products	Performance Materials
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Suzhou	Plant	Environmental and building materials products	Performance Materials
China, Suzhou	Plant/Sales Office/Research Laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research Laboratories	Metalcasting and fabric care products	Performance Materials
India, Bhuj	Plant	Environmental and building materials products	Performance Materials
India, Chennai	Plant	Metalcasting products	Performance Materials
India, Mumbai	Sales Office (2)/Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
Indonesia, Jakarta	Operations base (2)	Environmental products	Performance Materials
Ireland, Cork	Plant; Administrative Office (2)/ Research Laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Tokyo	Sales/Administrative Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Performance Materials
Germany, Duisburg	Plant/Sales Office/Research Laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories

Location	Facility	Product Line	Segment
Netherlands, Moerdjik	Plant/Administrative Office	Pet Care Products	Performance Materials
Nigeria, Port Harcourt	Operations base (2)	Environmental products	Performance Materials

South Africa, Johannesburg	Sales Office/Administrative Office (2)	Monolithic Refractories	Refractories

South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Materials
Spain, Santander	Administrative Office	Monolithic Refractories	Refractories
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Materials
Thailand, Wangnoi	Plant	Pet Care Products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
Turkey, Unye	Plant; Mine	Pet Care Products	Performance Materials
Turkey, Usak	Plant; Mine	Specialty material products	Performance Materials
United Kingdom, Aberdeen	Operations base (2)	Environmental products	Performance Materials
United Kingdom, Birkenhead	Research Laboratories (2)	Environmental products	Performance Materials
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2031.

Set forth below is the location of, and the main customer served by, each of the Company's satellite PCC plants in operation or, under construction, within the Specialty Minerals segment, as of December 31, 2021. Generally, the land on which each satellite PCC plant is located is leased at a nominal amount by the Company from the host paper mill pursuant to a lease, the term of which generally runs concurrently with the term of the PCC production and sale agreement between the Company and the host paper mill.

Location	Principal Customer
United States
Alabama, Selma	International Paper Company
Arkansas, Ashdown	Domtar Inc.
Kentucky, Wickliffe	Phoenix Paper Wickliffe LLC
Michigan, Quinnesec	Verso Paper Holdings LLC
Minnesota, Cloquet	Sappi Ltd.
Minnesota, International Falls	PCA Corporation
New York, Ticonderoga	Sylvamo Corporation
Ohio, Chillicothe	Pixelle Specialty Solutions
South Carolina, Eastover	Sylvamo Corporation
Washington, Longview	North Pacific Paper Corporation

Location	Principal Customer
International
Brazil, Guaiba	CMPC - Celulose Rio Grandense
Brazil, Jacarei	Munksjo Brasil Ind e Com de Papeis Especiais Ltda.
Brazil, Luiz Antonio	International Paper do Brasil Ltda.
Brazil, Mucuri	Suzano Papel e Celulose S. A.
Brazil, Suzano	Suzano Papel e Celulose S. A.
Canada, St. Jerome, Quebec	Les Entreprises Rolland Inc
Canada, Windsor, Quebec	Domtar Inc.
China, Changshu	UPM Changshu
China, Dagang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Zhenjiang (1)	Gold East Paper (Jiangsu) Company Ltd.
China, Suzhou (1)	Gold HuaSheng Paper Company Ltd.
China, Henan	Henan Jianghe Paper Co., Ltd.
China, Shandong	Shandong Sun Paper Industry Joint Stock Company Ltd
China, Shouguang (1)	Shandong Meilun Paper Corporation
China, Yanzhou	Yanzhou Tianzhang Paper Industry Co., LTD
China, Zhumadian(2)	Zhumadianshi Baiyun Paper
Finland, Äänekoski	Metsa Board Corporation
Finland, Tervakoski	Delfort
France, Alizay	Double A Paper Company Ltd.
France, Quimperle	PDM Industries
France, Saillat Sur Vienne	International Paper Company
Germany, Schongau	UPM Corporation
India, Ballarshah (1)	Ballarpur Industries Ltd.
India, Dandeli	West Coast Paper Mill Ltd.
India, Erode (2)	SPB
India, Gaganapur (1)	Ballarpur Industries Ltd.
India, Kala Amb	Ruchira Papers Limited
India, Lalkuan	Century Papers Ltd.
India, Saila Khurd	Kuantum Papers Ltd.
India, Rayagada (1)	JK Paper
India, Mukstar	Satia Industries Ltd.
Indonesia, Perawang (1)	PT Indah Kiat Pulp and Paper Corporation
Indonesia, Perawang 2 (1)	PT Indah Kiat Pulp and Paper Corporation
Japan, Shiraoi (1)	Nippon Paper Group Inc.
Malaysia, Sipitang	Ballarpur Industries Ltd.
Poland, Kwidzyn	International Paper – Kwidzyn, S.A
Portugal, Figueira da Foz (1)	Navigator Paper Figueira, S.A.
Slovakia, Ruzomberok	Mondi Business Paper SCP
South Africa, Merebank (1)	Mondi Paper Company Ltd.
Thailand, Namphong	Phoenix Pulp & Paper Public Co. Ltd.
Thailand, Tha Toom (1)	Double A Paper Company Ltd.
Thailand, Tha Toom 2 (1)	Double A Paper Company Ltd.

(1)   These plants are owned through joint ventures.
(2)   This plant is under construction.

Mining Properties

In 2018, the SEC adopted new rules updating the disclosure requirements for companies with mining operations. The new mining disclosure rules rescind Industry Guide 7 and codify the SEC’s mining property disclosure requirements in new subpart 1300 of Regulation S-K. The rules became applicable to disclosures by the Company on January 1, 2021.

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

Below is a map of our significant mines globally.

Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to the Company's business or financial condition.  The following provides an overview of the Company's most significant mining properties and operations.

Colony, Wyoming Mines

The Company's Colony, WY mining operations are located in the northern Black Hills in the tri-State area of South Dakota, Wyoming, and Montana, with processing facilities located in Colony, WY and Belle Fourche, SD.

The local processing facilities are supported by bentonite clay supplied from 51 million tons of proven and probable reserves, comprised of leases (79%), unpatented claims (14%), and owned properties (7%).  The area operates under 12 mining permits covering approximately 100,000 acres, with active mining and future mineral reserves located within 35 miles of the Colony processing facilities.

The Black Hills are a northward-trending anticlinal uplift approximately 200 miles long and flank the Powder River Basin to the west and southwest, and the Williston Basin to the northeast.  The bentonite clay in the Black Hills area is predominantly of the sodium type and was formed by the in-situ alteration of rhyolite volcanic ash.

Bentonite mining consists of shallow surface mining for bentonite beds located in the Mitten Black Shale, Gammon Ferruginous, Belle Fourche Shale, Green Horn Formations, Mowry, and Newcastle shales and sandstones.  A back-cast method of mining is used whereby small pits are progressively opened and then quickly backfilled in succession as mining progresses along outcrops.  The majority of pits are reclaimed in the same year that they were first disturbed.

Annual exploration and permitting activities target the replacement of the number of tons mined to support the long-term sustainability of local operations.

The Colony area mines are supported by 2 main processing plants located in Colony, WY. These plants produce both powder and granular products.  A wet-processing facility is located near Belle Fourche, SD.  All three facilities have direct access to rail.

Lovell, Wyoming Mines

The Company's Lovell, WY mining operations are located in the Bighorn Basin near Lovell, WY with processing facilities located 3 miles west of the town of Lovell.

The Lovell processing facility is supported by bentonite clay supplied from 35 million tons of proven and probable reserves, comprised of leases (12%), unpatented claims (40%), and owned properties (48%).  The area operates under 2 mining permits covering ~30,000 acres, with active mining and future mineral reserves located within 30 miles of the Lovell processing facilities.

The Bighorn Basin is a large sedimentary basin in northwestern Wyoming.  It is Laramide in age and style and trends northwest-southeast.  The bentonite clay in the Bighorn Basin is predominantly of the sodium type.  Mining occurs from 19 different bentonite beds occurring in 3 geologic formations – the Thermopolis shale, the Mowry shale, and the Frontier shale which were deposited during the Upper Cretaceous Period between 70 to 100 million years ago.   A back-cast method of mining is used whereby small pits are progressively opened and then quickly backfilled in succession as mining progresses along outcrops.  Most pits are reclaimed in the same year that they were first disturbed.

Annual exploration and permitting activities target the replacement of the number of tons mined to support the long-term sustainability of local operations.

The Lovell area mines are supported by 2 processing facilities located 3 miles East of Lovell, WY.  One facility produces powder and granular bentonite products; the other facility produces geosynthetic clay liners and other environmental products.  Both facilities have direct access to rail.

Ünye, Turkey Mines

The Company's Unye-area mines, Nadirli and Konan, are located southwest of the town of Unye, Turkey on the southern coast of the Black Sea.  These mines are operated by the Company via contract mining and hauling. Both mines use conventional open-pit truck and shovel mining methods.  The properties are comprised of both government-issued mining claims and privately-owned lands. The orebodies were produced by hydrothermal alteration and generally occur as massive deposits greater than 10 meters in thickness.  The bentonite ore is notable for its high brightness.  Current mine life is 18 years based on 6 million tons of proven and probable reserves, with additional potential of 18 million tons of identified reserves.

Ore from the mines is transported by truck to a processing facility in the town of Unye where it is stockpiled, dried, and converted to granular products.

Dongming, China Mines

The Company's Dongming mines and processing facilities are located in Jianping county, Liaoning province, China.  The regional bentonite occurs within the Jurassic Jingangshan and Tuhulu formations which were deposited during the Upper Jurassic Period between 135 to 144 million years ago. The thickness of the bentonite layers varies from 0.5 to 40m. The bentonite clay in the region is predominantly of the calcium type and is converted to sodium bentonite to produce the majority of products.

The Dongming mines consist of 16 small mining areas under 4 mining permits covering approximately 1,200 acres controlled by the Company. Rights to the bentonite are leased from the Chinese government and separate agreements are made with land owners for surface access and mining. Much of the bentonite supplied to the Dongming processing facility is from 3rd-party mines, with Company-controlled mines used to supplement supply and as strategic backup reserves.  In most cases, supply from 3rd-party mines is directly supervised by local Company staff which assists with grading and quality control.

All mines are operated by contractors with conventional open-pit truck and shovel mining methods. Clay from the mines is hauled by trucks to the Company's processing facility.  The primary processing facility is located approximately 50 miles west of Chaoyang, Liaoning Province near the Dongming mines.

Adams, Massachusetts Mine

The Company's Adams mine and the associated processing facility is located in the town of Adams, in the Northwest corner of Massachusetts. The property consists of approximately 800 total acres, including the land that the production facilities sit on. Production of lime began on the site back in the 1850s and continues today with GCC, Lime and PCC production. The open-pit mine consists mainly of a mineral deposit of limestone (marble). The deposit is part of the Shelburne geological formation, which runs up and down the eastern coast of the United States.

The mined material is finely pulverized at the processing facility using a variety of crushing and milling equipment and sold as ground products, calcined into lime and is also synthesized into a participated crystals or PCC.  The resulting calcium and calcium carbonate products are primarily used as food and pharmaceutical ingredients, sealant additives, high-end construction ingredients, as well as asphalt roofing shingles.

The deposit is wholly owned by the Company.

With over 150 years of mining on site by the Company and its predecessors, the resources have become reasonably well understood. A mine plan has been developed based on the prior mining activities and a core drilling program completed in 2019. The reserves and resources outlined further in this document, are the product of this recent life of mine study.

The mine proper is unregulated by the State of Massachusetts; however, the production facility has a number of federal and state permits. The Adams location maintains a permitted solid waste landfill, required for the byproducts produced in the lime and PCC production operation. Solid waste landfills have been managed on the site for over 25 years. The latest landfill is currently being permitted and will reclaim a significant portion of the mined out quarry. The production facility is also regulated under the Title V air permit, an NPDES storm water discharge permit, solid waste pollution & reduction permit, and a number of other state and local requirements.

Canaan, Connecticut Mine

The Canaan mine and the associated processing facility is located in the town of North Canaan, Connecticut and consists of approximately 208 total net acres.  The mine is situated between Canaan Mountain to the South and Lower Road to the North.  The mine is located approximately 1.0 miles south of the main processing facility.

The open-pit mine consists mainly of a mineral deposit of dolomitic limestone.  The mined dolomite is finely pulverized at the processing facility using a variety of crushing and milling equipment.  This resulting Ground Calcium Carbonate (GCC) is primarily used as high-end, high volume construction supply markets in joint compound, floor coverings, asphalt roofing shingles and glass.

Dillon, Montana Mines

The Company's talc operations consist of two operating mines, the Regal mine and the Treasure mine, and an inactive mining property, the Smith-Dillon mine, all located in the Ruby Range mountains east of Dillon, Montana. Refining and processing plant operations are in Barretts, Beaverhead County, Montana, 8 miles south of Dillon, Montana.

In November 2020, the Company began a major stripping campaign at the Regal mine for development of the Imperial deposit. Stripping was completed by a contractor during 2021 and mining has resumed with in-house Company mining crews. Drilling programs during 2015-2018 at the Treasure mine defined new mine resources in the Treasure Island deposit. Mine exploration activities are ongoing with work at both operating mines and the inactive Smith-Dillon mine.

Ore is mined by conventional open pit mining methods with ore selectively mined and stockpiled on ore pads at the mine sites. A contract trucking company transports ore from the mines to the processing plant year-around. Both mining locations are fully supported by local power utilities with dedicated power lines to the sites.

The Company's lands, including the Regal and Treasure mines, Barretts plant site, and related properties held for exploration and development, consist of approximately 2,556 net acres, which encompasses 129 unpatented lode mining claims, appropriating approximately 2,008 net acres of Public Land, 27 patented lode claims, consisting of approximately 187 acres, 219 acres of mineral rights in split reservation, and approximately 93 acres of additional real property.

At these mines, talc mineralization is hosted in highly deformed Archean aged dolomitic marbles of the Cherry Creek group of metasedimentary rocks. Deposits are segregated into several different grades based on mineral impurities of dolomite, calcite, chlorite, graphite, and various iron oxide minerals.

Lucerne Valley, California Mines

The Company's  Lucerne Valley operation consists of three high-purity, Calcium Carbonate surface mining leases, a processing and packaging facility, and supporting infrastructure within 7,347 acres in the town of Lucerne Valley in San Bernardino County, California.

Calcium carbonate mining onsite stretches back to the early 1950’s.  The Marble Canyon and Arctic Canyon Leases are both still active, with Marble Canyon at a minimal rate of production. Furnace Canyon is in an advanced stage of reclamation.  All mineral rights are owned by the Company.

Operating Statistics

The following table sets forth the tons usage for the fiscal years 2021, 2020 and 2019 by major mineral category.
	2021	2020	2019
	Tons (000s)	Tons (000s)	Tons (000s)
Limestone
Adams, MA	355	453	475
Canaan, CT	522	510	612
Lucerne Valley, CA	1,250	1,082	1,043
Pima County, AZ	166	177	170
Total Limestone	2,293	2,222	2,300

Talc
Dillon, MT	117	122	167

Sodium Bentonite
Australia	118	83	97
Belle/Colony, WY/SD	1,177	1,345	1,458
Lovell, WY	629	507	647
Total Sodium Bentonite	1,924	1,935	2,202

Calcium Bentonite
Chao Yang, Liaoning, China	507	332	27
Nevada	1	1	1
Sandy Ridge, AL	77	40	76
Turkey, Enez	196	196	210
Turkey, Usak	51	33	10
Turkey, Unye	320	314	215
Total Calcium Bentonite	1,152	916	539

Leonardite
Gascoyne, ND	51	34	44

GRAND TOTALS	5,537	5,229	5,252

Proven and Probable Reserves

The following table sets forth the Company’s proven and probable reserves, as well as, the conversion factor for the conversion of in-situ materials to saleable products by major minerals category at December 31, 2021.

				Proven and Probable Reserves (1)(2) Tons (000s)
	Proven Reserves (1)(2) Tons (000s)	Probable Reserves (1)(2) Tons (000s)	Conversion Factor (%)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	7,132	1,076	56%	8,208	—	—
Canaan, CT	14,480	4,268	89%	18,748	—	—
Lucerne Valley, CA	31,066	9,143	95%	40,209	—	—
Pima County, AZ	7,357	—	90%	—	7,357	—
Total Limestone	60,035	14,487		67,165	7,357	—
				90%	10%	0%
Talc
Dillon, MT	973	541	80%	1,045	—	469
				69%	0%	31%
Sodium Bentonite
Australia	—	945	80%	—	—	945
Belle/Colony, WY/SD	32,708	23,399	77%	3,044	12,496	40,567
Lovell, WY	31,893	2,534	87%	16,257	13,996	4,174
Other SD, WY, MT	43,117	29,714	77%	54,815	15,048	2,968
Total Sodium Bentonite	107,718	56,592		74,116	41,540	48,654
				45%	25%	30%
Calcium Bentonite
Chao Yang, Liaoning, China	—	784	78%	—	—	784
Nevada	—	1,057	75%	1,013	44	—
Sandy Ridge, AL	4,492	1,841	75%	1,839	—	4,494
Turkey, Enez	210	1,942	78%	—	—	2,152
Turkey, Usak	98	731	43%	—	—	829
Turkey, Unye	833	5,207	80%	—	—	6,040
Total Calcium Bentonite	5,633	11,562		2,852	44	14,299
				17%	—	83%
Leonardite
Gascoyne, ND	120	2,237	67%	—	2,237	120
				0%	95%	5%
Chromite
South Africa	2,113	1,381	75%	—	—	3,494
				0%	0%	100%

GRAND TOTALS	176,592	86,800		145,178	51,178	67,036
				55%	19%	26%

(1)  Certain definitions:
The term "mineral reserve" represents an estimate of tonnage and grade or quality of indicated and measured mineral resources that can be the basis of an economically viable project.
The term "proven mineral reserve" represents the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
The term "probable mineral reserve" represents the economically mineable part of an indicated and, in some cases a measured mineral resource.
(2)  Mineral reserves estimates were calculated and prepared by the Company's in-house technical staff.
(3)   Quantity of reserves that would be owned if patent was granted.

Measured, Indicated and Inferred Resources

The following table sets forth the Company’s measured, indicated and inferred resources by major minerals category at December 31, 2021.

					Total Resources (1)(2) Tons (000s)
	Measured Resources (1)(2) Tons (000s)	Indicated Resources (1)(2) Tons (000s)	Measured and Indicated (1)(2) Resources Tons (000s)	Inferred (1)(2) Resources Tons (000s)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	12,792	1,930	14,722	584	15,306	—	—
Canaan, CT	31,823	25,737	57,560	3,674	61,234	—	—
Lucerne Valley, CA	32,077	23,651	55,728	7,319	63,047	—	—
Pima County, AZ	—	—	—	—	—	—	—
Total Limestone	76,692	51,318	128,010	11,577	139,587	—	—
					100%	0%	0%
Talc
Dillon, MT	1,218	676	1,894	1,023	2,329	—	588
					80%	0%	20%
Sodium Bentonite
Australia	—	1,231	1,231	—	—	—	1,231
Belle/Colony, WY/SD	6,359	6,994	13,353	94	—	8,309	5,138
Lovell, WY	400	57	457	3,146	926	2,677	—
Other SD, WY, MT	4,612	—	4,612	11,030	—	15,642	—
Total Sodium Bentonite	11,371	8,282	19,653	14,270	926	26,628	6,369
					3%	78%	19%
Calcium Bentonite
Chao Yang, Liaoning, China	—	300	300	937	—	—	1,237
Nevada	—	—	—	—	—	—	—
Sandy Ridge, AL	1,571	—	1,571	—	—	—	1,571
Turkey, Enez	39	—	39	1,192	—	—	1,231
Turkey, Usak	—	400	400	1,800	—	—	2,200
Turkey, Unye	—	1,320	1,320	17,000	—	—	18,320
Total Calcium Bentonite	1,610	2,020	3,630	20,929	—	—	24,559
					0%	0%	100%
Leonardite
Gascoyne, ND	1,435	—	1,435	790	—	—	2,225
					0%	0%	100%
Chromite
South Africa	800	584	1,384	11,320	—	—	12,704
					0%	0%	100%
Other
Nevada	—	2,997	2,997	3,031	—	6,028	—
					0%	100%	0%

GRAND TOTALS	93,126	65,877	159,003	62,940	142,842	32,656	46,445
					64%	16%	21%

(1)  Certain definitions:
The term " mineral resource" indicates a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.
The term "measured resource" indicates a mineral resource for which quantity and grade or quality are estimated based on conclusive geological evidence and sampling.
 The term "indicated resource" indicates a mineral resource for which quantity and grade or quality are estimated based on  adequate geological evidence and sampling.
The term "inferred resource" indicates a mineral resource for which quantity and grade or quality are estimated based on limited   geological evidence and sampling.
(2)  Mineral resources estimates were calculated and prepared by the Company's in-house technical staff.
(3)  Quantity of resources that would be owned if patent was granted.

The estimates of total reserves and resources noted in the tables above require the Company to make certain key assumptions. These assumptions relate to consistency of deposits in relation to drilling samples obtained with respect to both quantity and quality of reserves contained therein; the ratio of overburden to mineral deposits; any environmental or social impact of mining the minerals; and profitability of extracting those minerals, including haul distance to processing plants, applicability of minerals to various end markets and selling prices within those markets, and our past experiences in the deposits, several of which we have been operating in for many decades.

The Company maintains a Mining Lead Team that develops standards and systems to ensure Company-wide use of best practices for mining and exploration practices. The Mining Lead Team ensures that the Company maintains robust controls over its exploration and resource and reserve estimation efforts. In particular, because the Company has a long history of operations at its mining operations, the Company is able to continuously validate its resource and reserve estimates by reference to actual production from each mine. During the process from exploration to final production, ore is tested a minimum of 3 times beginning with exploration drilling, again after overburden removal and finally on finished products after plant processing.  In some cases when blending ore grades, an additional step of testing occurs on stockpiles after hauling from the mine but before plant processing.  The quantities, qualities, and costs of grades obtained from mining and processing are reconciled to quantities, qualities, and costs from reserve estimates and mine models.  To enable additional verification of reserves if needed, all exploration samples are retained until areas are mined out and reclaimed.

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

 Assuming the continuation of 2021 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 48 years, commercially usable calcium bentonite for the next 15 years and commercially usable leonardite for more than 46 years. At current usage levels, the Company has reserves in excess of 29 years at its limestone production facilities and in excess of 9 years at its talc production facility.

The Company has ongoing exploration and development activities for all of its mineral interests with the intent to increase its proven and probable reserves.

Item 3.  Legal Proceedings

The Company and its subsidiaries are involved in the legal and environmental proceedings described in Note 17 to the consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference. From time to time, the Company and its subsidiaries are also the subject of various routine legal actions and claims arising in the ordinary course of their businesses. The Company does not anticipate that the individual or aggregate liability arising out of litigation pending or claims known to be threatened against the Company and its subsidiaries will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Name	Age	Position
Douglas T. Dietrich	52	Chairman of the Board and Chief Executive Officer
Brett Argirakis	57	Senior Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain
Michael A. Cipolla	64	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	34	Vice President, Human Resources
Matthew E. Garth	47	Senior Vice President, Finance and Treasury, Chief Financial Officer
Jonathan J. Hastings	59	Group President, Performance Materials
Douglas W. Mayger	64	Senior Vice President and Head of Global Operations, Performance Materials
Thomas J. Meek	64	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	59	Group President, Specialty Minerals and Refractories

Douglas T. Dietrich was elected Chairman of the Board in March 2021.  He has served as the Chief Executive Officer since December 2016. He joined the Company in August 2007 as Vice President, Corporate Development and Treasury, and was appointed Senior Vice President, Finance and Treasury, Chief Financial Officer effective January 2011.  Prior to joining the Company, Mr. Dietrich was Vice President, Alcoa Wheel Products since 2006 and President, Alcoa Latin America Extrusions and Global Rod and Bar Products since 2002.

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

Holders

On February 4, 2022 there were approximately 182 holders of record of the common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
October 4 - October 31	—	$—	1,016,088	$930,890
Total	—	$—

November 1 - November 28	66,716	$73.43	66,716	$70,100,805
November 29 - December 31	98,166	$70.15	164,882	$63,213,974
Total	164,882	$71.48

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period. Over this program's one-year period, 1,016,088 shares were repurchased for $$74.1 million, or an average price of approximately $72.90 per share.  This program is now complete.

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2021, 164,882 shares have been repurchased under this program for $11.8 million, or an average price of approximately $71.48 per share.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2016 to 12/31/2021.

	2016	2017	2018	2019	2020	2021
Minerals Technologies Inc.	$100.00	$89.38	$66.85	$75.32	$81.49	$96.22
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
Dow Jones US Industrials	100.00	124.54	110.52	146.78	173.09	204.88
Dow Jones US Basic Materials	100.00	125.09	104.86	125.58	148.59	189.87
S&P MidCap 400 Materials Sector	100.00	121.57	94.76	114.66	133.03	177.25

The graph below compares Minerals Technologies Inc.'s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2021.

	2018	2019	2020	2021
Minerals Technologies Inc.	$100.00	$112.68	$121.91	$143.93
S&P 500	100.00	131.49	155.68	200.37
S&P Midcap 400	100.00	126.20	143.44	178.95
Dow Jones US Industrials	100.00	132.81	156.62	185.39
Dow Jones US Basic Materials	100.00	119.76	141.70	181.07
S&P MidCap 400 Materials Sector	100.00	121.00	140.39	187.05

The graph below compares Minerals Technologies Inc.'s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2021.

	2020	2021
Minerals Technologies Inc.	$100.00	$118.07
S&P 500	100.00	128.71
S&P Midcap 400	100.00	124.76
Dow Jones US Industrials	100.00	118.37
Dow Jones US Basic Materials	100.00	127.78
S&P MidCap 400 Materials Sector	100.00	133.24

Item 6.  [Reserved]

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

Executive Summary

Worldwide sales increased 17% in 2021 to $1.858 billion as compared with $1.595 billion in 2020.  Foreign exchange had a favorable impact on sales of $27 million or 2%.  Consolidated income from operations was $235.7 million as compared with $187.9 million in the prior year.  Included in income from operations for 2021 was $4.0 million related to acquisition-related expenses and $1.1 million for restructuring and other items, net.  Included in income from operations in 2020 was $10.4 million related to litigation expenses associated with the bankruptcy of Novinda Corp, $7.6 million for assets write-downs and severance-related costs, $3.1 million of acquisition-related expenses and $4.0 million in costs related to system restoration and risk mitigation following a ransomware attack on certain of the Company's information technology systems.  Net income was $164.4 million in 2021, as compared to $112.4 million in the prior year.  The Company reported diluted earnings of $4.86 per share in 2021 as compared with $3.29 per share in the prior year.

In 2021, the Company continued to execute on its key growth initiatives of geographic expansion, new product innovation and acquisitions. In the fourth quarter of 2021, the Company signed two new Paper and Packaging satellite contracts in Asia, advancing geographic expansion of our core product lines.  The Company also continued to advance on its strategic growth initiatives through the commercialization of new value-added products. On July 26, 2021, the Company completed the acquisition of Normerica Inc., a leading North American supplier of premium quality cat litter. As a leader in the pet product industry, they provide premium products, both branded and private label to world-class retailers and their product portfolio consists primarily of bentonite-based cat litter products.  In addition, in November, we acquired the Specialty PCC assets of a company in the Midwest U.S., helping us expand our manufacturing reach and providing us a strategic logistics footprint at a key point along the Mississippi River.

Although the COVID-19 pandemic continues to impact our business operations, we experienced limited disruptions during 2021. We are taking safety measures to protect our employees and monitoring our operations and public health measures implemented by governmental authorities in response to the pandemic.  COVID-19 also continues to impact the global supply chain, causing disruptions to service providers, logistics and the flow and availability of supplies and products.  Despite these challenges, we were able to maintain a stable supply of raw materials to meet our production requirements.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $304.4 million as of December 31, 2021.  Cash flow from operations for 2021 was $232.4 million.  The Company currently has more than $500 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment, by using cash flow for investments in growth, continued debt reduction and selective share repurchases.

Outlook

The COVID-19 pandemic has not had a material effect on our reported results for 2021 and we do not expect it will negatively impact our business and results of operations for 2022.  However, the extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of future outbreaks and actions by government authorities to contain it or treat its impact. These are highly uncertain and cannot be accurately predicted.  Refer to Part I. Item 1A. Risk Factors for further discussion of these risks. We will continue to actively monitor and respond to the COVID-19 pandemic.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2022 from its existing businesses, as follows:

●	Increase our presence and gain penetration of our bentonite-based foundry customers for the Metalcasting industry in emerging markets, such as China and India.
●	Increase our presence and market share in global pet care products
●	Deploy new products in pet care such as lightweight litter.
●	Increase our presence and market share in Asia and in the global powdered detergent market.
●	Continue the development of our proprietary Enersol® products for agricultural applications worldwide.
●	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
●	Increase our presence and market share for geosynthetic clay liners within the Environmental Products product line.
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

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$1,858.3	$1,594.8	$1,791.0	16.5%	(11.0)%
Cost of sales	1,411.8	1,189.4	1,350.4	18.7%	(11.9)%
Production margin	446.5	405.4	440.6	10.1%	(8.0)%
Production margin %	24.0%	25.4%	24.6%

Marketing and administrative expenses	186.2	176.5	187.5	5.5%	(5.9)%
Research and development expenses	19.5	19.9	20.3	(2.0)%	(2.0)%
Acquisition-related expenses	4.0	3.1	—	29.0%	*
Litigation expenses	—	10.4	10.9	*	(4.6)%
Restructuring and other items, net	1.1	7.6	13.2	(85.5)%	(42.4)%

Income from operations	235.7	187.9	208.7	25.4%	(10.0)%
Operating margin %	12.7%	11.8%	11.7%

Interest expense, net	(37.2)	(38.2)	(43.2)	(2.6)%	(11.6)%
Non-cash pension settlement charge	(1.8)	(6.4)	—	(71.9)%	*
Other non-operating income (deductions), net	5.6	(5.3)	(8.2)	*	(35.4)%
Total non-operating deductions, net	(33.4)	(49.9)	(51.4)	(33.1)%	(2.9)%

Income from operations before tax and equity in earnings	202.3	138.0	157.3	46.6%	(12.3)%
Provision for taxes on income	36.6	24.4	22.8	50.0%	7.0%
Effective tax rate	18.1%	17.7%	14.5%

Equity in earnings of affiliates, net of tax	2.8	2.2	1.9	27.3%	15.8%

Consolidated net income	168.5	115.8	136.4	45.5%	(15.1)%
Less: Net income attributable to non-controlling interests	4.1	3.4	3.7	20.6%	(8.1)%
Net income attributable to Minerals Technologies Inc. (MTI)	$164.4	$112.4	$132.7	46.3%	(15.3)%

*  Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
U.S.	$959.6	$822.5	$962.4	16.7%	(14.5)%
International	898.7	772.3	828.6	16.4%	(6.8)%
Total sales	$1,858.3	$1,594.8	$1,791.0	16.5%	(11.0)%

Performance Materials Segment	$976.0	$825.8	$918.5	18.2%	(10.1)%
Specialty Minerals Segment	578.9	510.9	574.4	13.3%	(11.1)%
Refractories Segment	303.4	258.1	298.1	17.6%	(13.4)%
Total sales	$1,858.3	$1,594.8	$1,791.0	16.5%	(11.0)%

Worldwide net sales in 2021 increased 16.5% from the previous year to $1,858.3 million.  Included in net sales for 2021 are $48.6 million of net sales of Normerica.  Foreign exchange had a favorable impact on sales of approximately $27 million or 2 percentage points.  Net sales in the United States increased 16.7% to $959.6 million in 2021 and represented 52.0% of consolidated net sales.  International sales increased 16.4% to $898.7 million in 2021 and represented 48.0% of consolidated net sales.

Worldwide net sales in 2020 decreased 11.0% from the previous year to $1,594.8 million.  Foreign exchange had an unfavorable impact on sales of approximately $16 million or 1 percentage point.  Net sales in the United States decreased 14.5% to $822.5 million in 2020 and represented 52.0% of consolidated net sales. International sales decreased 6.8% to $772.3 million in 2020 and represented 48.0% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,411.8 million, $1,189.4 million and $1,350.4 million in 2021, 2020 and 2019, respectively.  Production margin as a percentage of net sales was 24.0% in 2021, 25.4% in 2020 and 24.6% in 2019.  Production margin decreased primarily in 2021 due to timing of pricing actions relative to higher inflationary costs, including energy and other manufacturing costs as well as supply chain and logistics challenges.

Marketing and administrative costs were $186.2 million, $176.5 million and $187.5 million in 2021, 2020 and 2019, respectively.  Marketing and administrative costs as a percentage of net sales were 10.0% in 2021, 11.1% in 2020 and 10.5% in 2019.  Included in marketing and administrative costs in 2020 was a $4.0 million charge relating to system restoration and risk mitigation following a ransomware attack on certain of the Company's information technology systems.

Research and development expenses were $19.5 million, $19.9 million and $20.3 million in 2021, 2020 and 2019, respectively.  Research and development expenses as a percentage of net sales were 1.0% in 2021, 1.2% in 2020 and 1.1% in 2019.

In 2021, the Company recorded a $4.0 million charge for acquisition-related expenses.  In addition, the Company recorded a $1.1 million charge for asset write-downs and other restructuring costs.

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

Income from Operations

During 2021, the Company recorded income from operations of $235.7 million, as compared with $187.9 million in the prior year.  Income from operations represented 12.7% of sales compared with 11.8% of sales in the prior year.  Income from operations in 2021 included a $4.0 million charge for acquisition-related expenses and $1.1 million for asset write-downs and other restructuring costs.

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

Non-Operating Income (Deductions)

The Company recorded non-operating deductions, net of $33.4 million in 2021 as compared with $49.9 million in the previous year.

Included in non-operating deductions was net interest expense of $37.2 million in 2021 as compared to $38.2 million in the prior year, primarily due to lower interest rates. Additionally, the Company recorded at $1.8 million non-cash pension settlement charge relating to some of the Company's retirement plans in the United States.

Included in non-operating deductions was net interest expense of $38.2 million in 2020 as compared to $43.2 million in the prior year, as a result of lower debt balances due to principal repayments and lower interest rates. Additionally, the Company recorded at $6.4 million non-cash pension settlement charge relating to one of the Company's retirement plans in the United States.

Provision for Taxes on Income

Provision for taxes was $36.6 million, $24.4 million and $22.8 million in 2021, 2020 and 2019, respectively.  The effective tax rates were 18.1%, 17.7% and 14.5% during 2021, 2020 and 2019, respectively.

The higher effective tax rate in 2021 as compared to 2020 was primarily due to mix of earnings.  The higher effective tax rate in 2020 as compared to 2019 was primarily due to tax credits in the prior year resulting from the expiration of a tax statute of limitations.

The other factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $10.9 million in 2021, $8.5 million in 2020 and $7.8 million in 2019.

The U.S. Tax Reform legislation established a new Global Intangible Low-Tax Income provision (“GILTI”) that currently taxes certain income from foreign operations.  The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $1.2 million and $0.6 million for 2021 and 2020, respectively.  There was no charge for GILTI in 2019.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $5.2 million, $4.6 million and $6.0 million in 2021, 2020 and 2019, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $168.5 million in 2021 and included a $5.3 million charge, net of tax.  This charge consisted of asset write-downs, severance-related costs, acquisition-related costs and a non-cash pension settlement charge.

Consolidated net income was $115.8 million in 2020 and included a $24.1 million charge, net of tax.  This charge consisted of litigation expenses associated with the bankruptcy of Novinda Corp., asset write-downs, severance-related costs, IT incident remediation cost, acquisition-related costs and a non-cash pension settlement charge.

Segment Review

The following discussions highlight the operating results for each of our three segments.

Performance Materials Segment

	Year Ended December 31,
(millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net Sales
Household, Personal Care & Specialty Products	$460.5	$380.2	$376.6	$80.3	$3.6
Metalcasting	319.2	258.1	291.2	61.1	(33.1)
Environmental Products	136.3	131.6	181.8	4.7	(50.2)
Building Materials	60.0	55.9	68.9	4.1	(13.0)
Total net sales	$976.0	$825.8	$918.5	$150.2	$(92.7)

Income from operations	$125.0	$108.8	$104.9	$16.2	$3.9
% of net sales	12.8%	13.2%	11.4%

2021 v 2020

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

Net sales in the Performance Materials segment increased 18.2% to $976.0 million as compared with $825.8 in the prior year. Household, Personal Care & Specialty Products sales increased 21.1% to $460.5 million from $380.2 million the prior year. Included within 2021 net sales for Household, Personal Care & Specialty Products are $48.6 million of net sales for Normerica. The acquisition of Normerica contributed 13 percent growth versus prior year. In addition, organic sales contributed an additional 8 percent driven by strong demand for consumer-oriented products.  Metalcasting’s sales increased 23.7% from $258.1 million in the prior year to $319.2 million in 2021, primarily due to increased foundry demand across a diverse set of foundry customer end markets and continued penetration in Asia.  Environmental Products and Building Materials sales grew 3.6% and 7.3% , respectively on higher levels of project activity that yielded an increase in sales from the prior year of $4.7 million and $4.1 million, respectively.

Income from operations increased $16.2 million, or 14.9% to $125.0 million in 2021 and represented 12.8% of net sales as compared to $108.8 million and 13.2% of sales in 2020.  Margin was impacted by the timing of pricing actions relative to inflationary cost increases and supply chain and logistics issues.

2020 v 2019

Net sales in the Performance Materials segment in 2020 were $825.8 million and decreased $92.7 million, or 10 percent from 2019. Metalcasting’s sales decreased $33.1 million or 11 percent, primarily due to COVID-19 related weaker foundry demand in North America. Household, Personal Care & Specialty Products sales increased $3.6 million or 1 percent from the prior year, primarily driven by strong demand for consumer-oriented products. Environmental Products and Building Materials sales experienced COVID-19 related project delays that yielded a decrease in sales from the prior year of $50.2 million and $13.0 million, respectively.

Income from operations increased $3.9 million to $108.8 million in 2020 and represented 13.2% of net sales as compared to $104.9 million and 11.4% of sales in 2019.  Pricing actions, cost control and expense reductions more than offset the impact of lower sales versus the prior year.

Specialty Minerals Segment

	Year Ended December 31,
(millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net Sales
Paper PCC	$349.7	$308.4	$364.9	$41.3	$(56.5)
Specialty PCC	77.1	69.3	69.1	7.8	0.2
PCC Products	$426.8	$377.7	$434.0	$49.1	$(56.3)

Ground Calcium Carbonate	$98.1	$89.3	$91.3	$8.8	$(2.0)
Talc	54.0	43.9	49.1	10.1	(5.2)
Processed Minerals Products	$152.1	$133.2	$140.4	$18.9	$(7.2)

Total net sales	$578.9	$510.9	$574.4	$68.0	$(63.5)

Income from operations	$72.9	$67.8	$83.1	$5.1	$(15.3)
% of net sales	12.6%	13.3%	14.5%

2021 v 2020

Net sales in the Specialty Minerals segment increased 13.3% to $578.9 million in 2021 from $510.9 million in 2020. Worldwide sales of PCC products increased 13.0% to $426.8 million in 2021 from $377.7 million in the prior year due to increased paper machine operating rates, as well as the ramp-up of three new satellite plants in China, India and the U.S.  Specialty PCC sales grew 11.3% as compared with prior year driven by strength in construction and automotive markets.  Sales of Processed Minerals products increased 14.2% to $152.1 million in 2021 from $133.2 million in the prior year as demand from automotive, construction and consumer end markets remained strong.

Income from operations increased $5.1 million, or 7.5% to $72.9 million in 2021 and represented 12.6% of net sales compared to $67.8 million and 13.3% of sales in the prior year. Included in income from operations were $1.1 million of restructuring and impairment costs.  Operating margin was impacted by the timing of contractual and negotiated price increases relative to inflationary cost increases including energy and other manufacturing costs.  In addition, logistics and labor challenges impacted both sales and operating performance.

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

Refractories Segment

	Year Ended December 31,
(millions of dollars)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

Net Sales
Refractory Products	$237.1	$212.3	$244.8	$24.8	$(32.5)
Metallurgical Products	66.3	45.8	53.3	20.5	(7.5)
Total net sales	$303.4	$258.1	$298.1	$45.3	$(40.0)

Income from operations	$49.3	$35.5	$39.8	$13.8	$(4.3)
% of net sales	16.2%	13.8%	13.4%

2021 v 2020

Net sales in the Refractories segment increased 17.6% to $303.4 million in 2021 from $258.1 million in the prior year  driven by a gradual improvement of steel mill utilization rates.  Sales of refractory products and systems to steel and other industrial applications increased 11.6% to $237.1 million from $212.3 million in the prior year and sales of metallurgical products increased 44.8% to $66.3 million from $45.8 million in the prior year.

Income from operations increased $13.8 million, or 38.9% to $49.3 million and represented 16.2% of net sales in 2021 compared to $35.5 million or 13.8% of sales in 2020 due to higher sales volumes from improved steel market conditions, strong operating performance and new business development.

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

Inflation

While inflation historically has not had a material impact on the Company, our financial performance was affected in 2021, and could continue to be adversely affected by increases in energy and commodity prices. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

Cyclical Nature of Customers' Businesses

The portions of our sales within Specialty Minerals, Performance Materials and Refractories segments are to customers in the paper manufacturing, metalcasting, steel manufacturing, oil and gas and construction industries, which have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased.  Oil and natural gas prices decreased significantly between 2014 through 2017 and again in 2020, which has caused exploration companies to reduce their capital expenditures and production and exploration activities. This has had the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

Liquidity and Capital Resources

Cash provided from continuing operations in 2021 was $232.4 million, compared with $240.6 million in prior year. Cash flows provided from operations in 2021 were principally used to fund acquisitions and capital expenditures, repay debt, repurchase shares and to pay the Company's dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

On May 9, 2014, in connection with the acquisition of AMCOL International Corporation (“AMCOL”), the Company entered into a credit agreement providing for the $1.560 billion senior secured term loan facility (the “Term Facility”) and a $200 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Facilities”).

On June 23, 2015, the Company entered into an amendment (the “First Amendment”) to the credit agreement to reprice the $1.378 billion then outstanding on the Term Facility. As amended, the Term Facility had a $1.078 billion floating rate tranche and a $300 million fixed rate tranche. On February 14, 2017, the Company entered into an amendment (the “Second Amendment”) to the credit agreement to reprice the $788 million floating rate tranche then outstanding, which extended the maturity and lowered the interest costs by 75 basis points. On April 18, 2018, the Company entered into an amendment (the “Third Amendment”) to the credit agreement to refinance its then existing senior secured revolving credit facility.  In connection with the Third Amendment, the existing senior secured revolving credit facility was replaced with a new revolving credit facility with $300 million of aggregate commitments (the “Revolving Credit Facility” and, together with the Term Facility, the “Senior Secured Credit Facilities”). Following the amendments, the loans outstanding under the floating rate tranche of the Term Facility are scheduled to mature on February 14, 2024, the loans outstanding (if any) and commitments under the Revolving Facility will mature and terminate, as the case may be, on April 18, 2023. Loans under the fixed rate tranche of the Term Facility were repaid in full in June 2020. Loans under the floating rate tranche of the Term Facility bear interest at a rate equal to an adjusted LIBOR rate (subject to a floor of 0.75%) plus an applicable margin equal to 2.25% per annum.  Loans under the Revolving Facility bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin equal to 1.625% per annum. Such rates are subject to decrease by up to 25 basis points in the event that, and for so long as, the Company’s net leverage ratio (as defined in the credit agreement) is less than certain thresholds. The variable rate tranche has a 1% required amortization per year. The Company will pay certain fees under the credit agreement, including customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the assets of the Company and the Guarantors. The phase out of LIBOR may affect our obligations under the Facilities.  See the applicable discussion under Item 1A. Risk Factors.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of December 31, 2021, there were $80 million in loans and $10.6 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

The Company has a committed loan facility in Japan. As of December 31, 2021, there was an outstanding balance of $3.0 million on this facility.  Principal will be repaid in accordance with the payment schedules ending in 2021.  The Company repaid $0.8 million on these loans in 2021.

As part of the Company's acquisition of Sivomatic in 2018, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  The outstanding loan carries an interest rate of Euribor plus 2.0% and has quarterly repayments.  During 2021, the Company repaid $0.4 million on this loan.

As of December 31, 2021, the Company had $25.9 million in uncommitted short-term bank credit lines, none of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2022 should be between $85 million and $95 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at December 31, 2021 is a liability of $4.0 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at December 31, 2021 is an asset of $8.2 million. These swaps mature in May 2023.  As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

In addition to long-term debt, the Company has committed cash outflow related to pension and post-retirement benefit obligations, non-cancelable operating leases, primarily for office space and equipment, and other long-term contractual obligations. Other long-term liabilities include tax liabilities, including contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions and a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings under U.S. Tax Reform, asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at the Company’s PCC satellite facilities and mining operations.  See Notes 2, 8, 15, 16 and 20 to the Consolidated Financial Statements.

On October 21, 2020, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of October 3, 2021, 1,016,088 shares have been repurchased under this program for $74.1 million, or an average price of approximately $72.90 per share.  This program has been completed.

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of December 31, 2021, 164,882 shares have been repurchased under this program for $11.8 million, or an average price of approximately $70.15 per share.

On January 26, 2022, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2021 and 2020, respectively. We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

The Company has four reporting units; Performance Materials, PCC, Processed Minerals and Refractories. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.  In the fourth quarter of 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

When we acquire a company, we determine fair value on the acquisition date of assets acquired and liabilities assumed.  We use the income, market or cost approach (or a combination thereof) for the valuation and use valuation inputs and analyses that are based on market participant assumptions. Changes in assumptions can have a significant impact on the fair value of tangible assets. Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $165.1 million and $138.4 million at December 31, 2021 and 2020, respectively.

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

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2021 was approximately 10%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2021, the Company had approximately 54% of its pension assets in equity securities, 31% in fixed income securities and 15% in other securities.

The Company recognized pension expense of $9.1 million in 2021 as compared to $18.4 million in 2020.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2021, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($73.3) million as compared to ($119.1) million in 2020.  The majority of the actuarial losses were due to decreases in the discount rate and lower actual rates of return on assets than expected during the financial crisis of 2008.

A net gain of $60.6 million ($45.2 million after-tax) primarily due to actuarial gains, driven by a change in discount rates is included in other comprehensive income in 2021. In 2020, a net loss of $24.5 million ($18.7 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2019, a net loss of $21.2 million ($16.1 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2021, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

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

Adoption of Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Adoption of Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  In the second quarter of 2018, the Company entered into a cross currency swap with a total notional value of $150 million.  The swap matures in May 2023.  The fair value of this swap at December 31, 2021, was an asset of $8.2 million.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for with a total notional value of $150 million.  The fair value of this swap at December 31, 2021, was a liability of $4.0 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $1.4 million in incremental interest charges on an annual basis.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management's assessment of the design and operating effectiveness of our internal controls as part of this report. Management's report is included in our consolidated financial statements on page F-42 of this report under the caption entitled "Management's Report on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

During 2021, we closed on the acquisition of Normerica and we excluded Normerica from the scope of management’s report on internal control over financial reporting for the year ended December 31, 2021. We are in the process of integrating Normerica to our overall internal control over financial reporting and will include them in scope for the year ending December 31, 2022. This process may result in additions or changes to our internal control over financial reporting.

There were no other changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,330,002	$59.91	1,268,770

Total	1,330,002	$59.91	1,268,770

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

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.5(a)
First Amendment to Employment Agreement, dated April 15, 2021, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.6
Form of Employment Agreement between the Company and each of Brett Argirakis,  Michael A. Cipolla, Erin N. Cutler, Matthew E. Garth, Jonathan J., Hastings, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.7(a)
First Amendment to Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.8
Form of Severance Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Matthew E. Garth, Jonathan J., Hastings, Douglas W. Mayger, Thomas J. Meek, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Matthew E. Garth, Jonathan J. Hastings, Douglas W. Mayger, Thomas J. Meek, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Employee Protection Plan, as amended August 27, 1999 (Incorporated by reference to exhibit 10.7 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2004) (+)

10.11
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.11(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011) (+)

10.12
2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 11, 2020 (Incorporated by reference to Appendix A to the Company’s Supplement to its 2020 Proxy Statement (file no. 001-11430) filed on April 22, 2020) (+)

10.12(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.12(b)
Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.13
Company Retirement Plan, as amended and restated, dated August 27, 2020 (Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.14
Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.14(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.14(b)
Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.15
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.15(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.15(c)
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
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 21, 2020 (Incorporated by reference to exhibit 10.15(f) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.16
Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.16(a)
Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)

10.16(b)
First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.16(c)
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

10.18(b)	Second Amendment to Company Retiree Medical Plan, dated November 10, 2021 (*)(+)
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
Douglas T. Dietrich
Chairman of the Board and Chief Executive Officer

February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chairman of the Board and Chief Executive Officer	February 18, 2022
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Matthew E. Garth	Senior Vice President – Finance and Treasury,	February 18, 2022
Matthew E. Garth	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 18, 2022
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 18, 2022
Joseph C. Breunig

*	Director	February 18, 2022
John J. Carmola

*	Director	February 18, 2022
Robert L. Clark

*	Director	February 18, 2022
Alison A. Deans

/s/ Douglas T. Dietrich	Chairman	February 18, 2022
Douglas T. Dietrich

*	Director	February 18, 2022
Duane R. Dunham

*	Director	February 18, 2022
Franklin L. Feder

*	Director	February 18, 2022
Carolyn K. Pittman

*	Director	February 18, 2022
Marc E. Robinson

*	Director	February 18, 2022
Donald C. Winter

* By: /s/ Thomas J. Meek
Thomas J. Meek
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$299.5	$367.7
Short-term investments, at cost which approximates market	4.9	4.1
Accounts receivable	367.8	369.0
Inventories	297.7	248.2
Prepaid expenses	41.2	35.4
Other current assets	17.4	9.2
Total current assets	1,028.5	1,033.6

Property, plant and equipment, less accumulated depreciation and depletion	1,049.1	1,039.6
Goodwill	907.5	808.5
Intangible assets	251.6	195.8
Deferred income taxes	23.0	25.3
Other assets and deferred charges	114.5	106.6
Total assets	$3,374.2	$3,209.4

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$80.0	$—
Current maturities of long-term debt	0.8	1.0
Accounts payable	196.1	148.3
Income tax payable	—	8.7
Accrued compensation and related items	57.9	60.3
Other current liabilities	85.0	77.5
Total current liabilities	419.8	295.8

Long-term debt, net of unamortized discount and deferred financing costs	936.2	933.2
Deferred income taxes	188.1	163.7
Accrued pension and postretirement benefits	114.3	179.0
Other non-current liabilities	136.3	139.0
Total liabilities	1,794.7	1,710.7

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 49,347,347 shares in 2021 and 49,051,181 shares in 2020	4.9	4.9
Additional paid-in capital	474.2	453.3
Retained earnings	2,168.9	2,011.3
Accumulated other comprehensive loss	(333.6)	(308.3)
Less common stock held in treasury, at cost; 16,170,154 shares in 2021 and 15,168,994 shares in 2020	(775.1)	(700.4)

Total Minerals Technologies Inc. shareholders' equity	1,539.3	1,460.8
Non-controlling interests	40.2	37.9
Total shareholders' equity	1,579.5	1,498.7

Total liabilities and shareholders' equity	$3,374.2	$3,209.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2021	2020	2019
Net sales	$1,858.3	$1,594.8	$1,791.0
Cost of goods sold	1,411.8	1,189.4	1,350.4

Production margin	446.5	405.4	440.6

Marketing and administrative expenses	186.2	176.5	187.5
Research and development expenses	19.5	19.9	20.3
Acquisition-related expenses	4.0	3.1	—
Litigation expenses	—	10.4	10.9
Restructuring and other items, net	1.1	7.6	13.2
Income from operations	235.7	187.9	208.7

Interest expense, net	(37.2)	(38.2)	(43.2)
Non-cash pension settlement charge	(1.8)	(6.4)	—
Other non-operating income (deductions), net	5.6	(5.3)	(8.2)
Total non-operating deductions, net	(33.4)	(49.9)	(51.4)

Income from operations before tax and equity in earnings	202.3	138.0	157.3
Provision for taxes on income	36.6	24.4	22.8
Equity in earnings of affiliates, net of tax	2.8	2.2	1.9

Consolidated net income	168.5	115.8	136.4
Less:
Net income attributable to non-controlling interests	4.1	3.4	3.7
Net income attributable to Minerals Technologies Inc. (MTI)	$164.4	$112.4	$132.7

Earnings per share:

Basic:
Income from operations attributable to MTI	$4.89	$3.29	$3.79
Diluted:
Income from operations attributable to MTI	$4.86	$3.29	$3.78

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	33.6	34.2	35.0
Diluted	33.8	34.2	35.1

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Consolidated net income	$168.5	$115.8	$136.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(78.9)	10.9	(29.9)
Pension and postretirement plan adjustments	45.2	(18.7)	(16.1)
Unrealized gain (loss) on cash flow hedges	8.4	(8.5)	0.2
Total other comprehensive income (loss), net of tax	(25.3)	(16.3)	(45.8)
Total comprehensive income including non-controlling interests	143.2	99.5	90.6

Less: Net income attributable to non-controlling interests	4.1	3.4	3.7
Less: Foreign currency translation adjustments attributable to non-controlling interests	(0.1)	1.7	—
Comprehensive income attributable to non-controlling interests	4.0	5.1	3.7

Comprehensive income attributable to Minerals Technologies Inc.	$139.2	$94.4	$86.9

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Operating Activities:

Consolidated net income	$168.5	$115.8	$136.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94.6	93.9	98.4
Loss on disposal of property, plant and equipment	0.4	0.2	1.9
Deferred income taxes	2.1	(2.7)	(1.4)
Pension amortization and settlement loss	13.1	13.1	9.2
Provision for bad debts	0.9	2.6	6.3
Stock-based compensation	10.7	10.2	8.1
Asset write-downs	0.7	7.1	7.5
Reduction of right of use asset	12.3	12.3	12.7
Other non-cash items	(2.8)	(2.2)	(1.9)

Changes in operating assets and liabilities
Accounts receivable	(7.2)	13.7	9.9
Inventories	(58.2)	8.3	(16.0)
Pension plan funding	(11.1)	(12.2)	(7.7)
Accounts payable	43.0	(16.7)	(5.1)
Restructuring liabilities	(1.4)	(1.2)	2.4
Income taxes payable	(6.0)	3.9	2.5
Prepaid expenses and other	(27.2)	(5.5)	(24.9)
Net cash provided by operating activities	232.4	240.6	238.3

Investing Activities:

Purchases of property, plant and equipment	(86.0)	(66.8)	(65.0)
Cash paid for acquisitions, net of cash acquired	(194.4)	(9.2)	—
Proceeds from sale of assets	0.7	0.7	—
Purchases of short-term investments	(9.4)	(8.7)	(5.5)
Proceeds from sale of short-term investments	8.3	5.3	7.7
Other investing activities	2.2	—	0.8
Net cash used in investing activities	(278.6)	(78.7)	(62.0)

Financing Activities:

Long-term debt issuance	—	400.0	—
Debt issuance costs	—	(6.4)	—
Repayment of long-term debt	(1.2)	(290.1)	(88.2)
Proceeds from issuance of short-term debt	100.5	—	—
Repayment of short-term debt	(20.5)	(101.2)	(4.0)
Purchase of common stock for treasury	(74.7)	(40.7)	(41.0)
Proceeds from issuance of stock under option plan	12.8	3.2	2.2
Tax withholding payments for stock-based compensation	(2.7)	(2.0)	(1.7)
Dividends paid to non-controlling interests	(1.8)	(0.7)	(4.2)
Capital contribution from non-controlling interests	—	1.7	0.6
Cash dividends paid	(6.8)	(6.8)	(7.0)
Net cash provided by (used in) financing activities	5.6	(43.0)	(143.3)

Effect of exchange rate changes on cash and cash equivalents	(27.6)	7.2	(0.2)

Net increase (decrease) in cash and cash equivalents	(68.2)	126.1	32.8
Cash and cash equivalents at beginning of period	367.7	241.6	208.8
Cash and cash equivalents at end of period	$299.5	$367.7	$241.6

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$0.5	$1.8	$1.1

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2018	$4.9	$431.9	$1,769.1	$(233.7)	$(618.7)	$31.8	$1,385.3

Net income	—	—	132.7	—	—	3.7	136.4
Other comprehensive loss	—	—	—	(45.8)	—	—	(45.8)
Dividends declared	—	—	(7.0)	—	—	—	(7.0)
Dividends paid to non-controlling interests	—	—	—	—	—	(4.2)	(4.2)
Acquisition of non-controlling interest	—	—	10.9	(10.9)	—	-	-
Capital contribution from non-controlling interests	—	—	—	—	—	0.6	0.6
Issuance of shares pursuant to employee stock compensation plans	—	2.2	—	—	—	—	2.2
Purchase of common stock for treasury	—	—	—	—	(41.0)	—	(41.0)
Stock-based compensation	—	8.1	—	—	—	—	8.1
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	112.4	—	—	3.4	115.8
Other comprehensive loss	—	—	—	(17.9)	—	1.6	(16.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.7)	(0.7)
Capital contribution from non-controlling interests	—	—	—	—	—	1.7	1.7
Issuance of shares pursuant to employee stock compensation plans	—	3.2	—	—	—	—	3.2
Purchase of common stock for treasury	—	—	—	—	(40.7)	—	(40.7)
Stock-based compensation	—	10.2	—	—	—	—	10.2
Conversion of RSU's for tax withholding	—	(2.3)	—	—	—	—	(2.3)
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	164.4	—	—	4.1	168.5
Other comprehensive loss	—	—	—	(25.3)	—	—	(25.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Issuance of shares pursuant to employee stock compensation plans	—	12.8	—	—	—	—	12.8
Purchase of common stock for treasury	—	—	—	—	(74.7)	—	(74.7)
Stock-based compensation	—	10.7	—	—	—	—	10.7
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of  the Company, its wholly and majority-owned subsidiaries, as well as variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $4.9 million and $4.1 million at December 31, 2021 and 2020, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2021.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $15.0 million at both December 31, 2021 and 2020. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

In addition to the assessment of goodwill impairment, the Company also reviews its other identifiable intangibles for impairment.  Each year, the Company reviews whether events or changes in circumstances could indicate that a long-lived asset's carrying amount may not be recoverable.  Should such events occur, the value of intangibles not recoverable would be recognized as impairment.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2021 and 2020, the book value of the Company’s equity method investments was $17.5 million and $17.0 million.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2021 and 2020, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2021, the Company had no international subsidiaries operating in highly inflationary economies.

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

Adoption of Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes", to simplify the accounting for income taxes and improve consistent application by clarifying or amending existing guidance. The Company adopted this guidance on January 1, 2021.  Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Adoption of Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease cost was $15.3 million, $15.3 million and $16.6 for the years ended December 31, 2021 , December 31, 2020 and December 31, 2019, respectively. The components of lease costs are as follows:

	December 31,
(millions of dollars)	2021	2020	2019
Operating lease cost	$15.2	$15.2	$15.5
Short-term lease cost	0.1	0.1	1.1
Total	$15.3	$15.3	$16.6

Supplemental cash flow information and non-cash activity related to our leases are as follows:

(millions of dollars)	December 31, 2021

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$16.0
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$11.5

Weighted average remaining lease term, and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	7.22
Weighted-average operating leases discount rate	5.0%

The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

		December 31,
(millions of dollars)	Balance Sheet Classification	2021	2020

Right-of-use-asset	Other assets and deferred charges	$49.6	$50.9
Lease liability - current	Other current liabilities	11.7	11.7
Lease liability - non-current	Other non-current liabilities	47.2	49.2

Future minimum lease payments under the Company's leases as of December 31, 2021 were as follows:

(millions of dollars)	December 31, 2021

2022	$14.3
2023	12.1
2024	9.5
2025	8.0
2026	7.4
Thereafter	19.3
Total future minimum lease payments	70.6
Less imputed interest	(11.7)
Total	$58.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Revenue from Contracts with Customers

The Company’s revenues are primarily derived from the sale of products in product lines within our Performance Materials, Specialty Minerals and Refractories businesses.

On a regular basis, the Company reviews its segments and the approach used by the chief operating decision maker to assess performance and allocate resources. Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated.  As a result, Energy Services, was combined into the Environmental Products product line within the Performance Materials operating segment.  The Performance Materials' operating segment restated financial results for the years ended 2020 and 2019, by product line, are presented in Note 21 to conform to the current management structure.

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

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Net Sales
Household, Personal Care & Specialty Products	$460.5	$380.2	$376.6
Metalcasting	319.2	258.1	291.2
Environmental Products	136.3	131.6	181.8
Building Materials	60.0	55.9	68.9
Performance Materials	976.0	825.8	918.5

Paper PCC	349.7	308.4	364.9
Specialty PCC	77.1	69.3	69.1
Ground Calcium Carbonate	98.1	89.3	91.3
Talc	54.0	43.9	49.1
Specialty Minerals	578.9	510.9	574.4

Refractory Products	237.1	212.3	244.8
Metallurgical Products	66.3	45.8	53.3
Refractories	303.4	258.1	298.1

Total	$1,858.3	$1,594.8	$1,791.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Acquisitions

On July 26, 2021, the Company completed the acquisition of Normerica Inc., a leading North American supplier of premium pet care products for approximately $189 million. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States. The results of Normerica are included within our Household, Personal Care & Specialty Products product line in our Performance Materials segment. Normerica sales of $48.6 million are included in the Company's consolidated results for the year ended December 31, 2021. The acquisition was financed through a combination of cash on hand and the Company’s credit facilities. The fair value of the total consideration transferred, net of cash acquired, was $187.5 million.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of December 31, 2021, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves, legal and tax matters, obligations, intangible assets and deferred taxes, as well as completes its review of Normerica’s existing accounting policies.

The following table summarizes the Company's preliminary purchase price allocation for the Normerica acquisition as compared with the allocation previously reported on the Company's Form 10-Q for the quarter ended October 3, 2021:

(millions of dollars)	Preliminary Allocation Previously Reported on Form 10-Q as of October 3, 2021	Increase/ (Decrease)	Preliminary Allocation as of December 31, 2021
Accounts receivable	$8.4	$—	$8.4
Inventories	5.1	—	5.1
Other current assets	1.4	—	1.4
Property, plant and equipment	21.2	—	21.2
Goodwill	106.0	(1.5)	104.5
Intangible assets	67.0	1.1	68.1
Total assets acquired	209.1	(0.4)	208.7

Accounts payable	12.8	—	12.8
Accrued expenses	9.4	(1.0)	8.4
Total liabilities assumed	22.2	(1.0)	21.2
Net assets acquired	$186.9	$0.6	$187.5

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation and used valuation inputs and analyses that were based on market participant assumptions. Changes in assumptions can have a significant impact on the fair value of intangible assets. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.  For certain items, the carrying value was determined to be a reasonable approximation of fair value based on the information available.

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Normerica businesses and will be allocated to the Performance Materials reporting unit.  The allocation is expected to be completed during the third quarter of 2022.

Intangible assets acquired of $68.1 million mainly include tradenames of $18.1 million and customer relationships of $50 million. Tradenames have an estimated useful life of approximately 15 years and customer relationships have an estimated useful life of approximately 20 years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company did not present pro forma and other financial information for the Normerica acquisition, as this is not considered to be a material business combination.

The Company incurred $4.0 million and $3.1 million of acquisition-related costs during 2021 and 2020, respectively, which are reflected within the acquisition-related expenses line of the Consolidated Statements of Income.

In November 2021, the Company acquired Specialty PCC assets from a company in the Midwest United States for $6.9 million.

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

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Asset Write-Downs
Performance Materials	$—	$—	$5.9
Specialty Minerals	0.7	7.1	1.6
Total asset write-down charges	$0.7	$7.1	$7.5

Severance and other costs
Performance Materials	$—	$—	$2.9
Specialty Minerals	0.4	0.5	0.9
Refractories	—	—	0.8
Corporate	—	—	1.1
Total severance and other employee costs	$0.4	$0.5	$5.7

Total restructuring and other items, net	$1.1	$7.6	$13.2

At December 31, 2021 and 2020, the Company had $2.2 million and $3.6 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these amounts by the end of 2022.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of our restructuring liability balance as of December 31, 2021 and 2020:

	December 31,
(millions of dollars)	2021	2020
Restructuring liability, beginning of period	$3.6	$5.0
Additional provisions	0.1	0.3
Cash payments	(1.5)	(1.6)
Other	—	(0.1)
Restructuring liability, end of period	$2.2	$3.6

Note 6.  Stock-Based Compensation

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term.  The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

Net income for years ended 2021, 2020 and 2019 include $4.9 million, $4.6 million and $4.8 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.3 million, $1.2 million and $1.3 million for 2021, 2020 and 2019, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2021, 2020 and 2019 was 8.38%, 8.45% and 8.85%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2021, 2020 and 2019 was $21.62, $18.99 and $18.86, respectively. The weighted average grant date fair value for stock options vested during 2021, 2020 and 2019 was $20.56, $23.85 and $22.46, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $6.1 million, $2.3 million and $2.2 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	6.9	6.7	6.6
Interest rate	0.71%	1.67%	2.62%
Volatility	32.04%	30.34%	30.26%
Expected dividend yield	0.31%	0.35%	0.37%

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

The following table summarizes stock option activity for the year ended December 31, 2021:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2020	1,363,366	$57.29
Granted	255,769	66.00
Exercised	(251,195)	51.12
Canceled	(37,938)	64.92
Awards outstanding at December 31, 2021	1,330,002	$59.91	6.14	$18.7
Awards exercisable at December 31, 2021	834,060	$59.09	4.80	$12.8

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $73.15 as of the last business day of the period ended December 31, 2021 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2021, 2020 and 2019 was $24.43, $24.41 and $27.21 per share, respectively. As of December 31, 2021, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2021 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2020	487,160	$58.61
Granted	255,769	66.00
Vested	(225,402)	60.88
Canceled	(21,585)	61.11
Nonvested awards outstanding at December 31, 2021	495,942	$61.28

Restricted Stock

The Company has granted key employees rights to receive shares of the Company's common stock pursuant to the Plan. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted 102,309 shares, 108,212 shares and 116,901 shares for the periods ended December 31, 2021, 2020 and 2019, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2021, there was unrecognized stock-based compensation related to restricted stock of $6.4 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $5.9 million, $5.6 million and $5.2 million for the periods ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company recorded reversals of $2.6 million, $2.3 million and $1.9 million for periods ended December 31, 2021, 2020 and 2019, respectively, related mostly to the conversion of restricted stock for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the restricted stock activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2020	201,985	$58.07
Granted	102,309	66.20
Vested	(51,497)	60.40
Canceled	(56,664)	60.98
Unvested balance at December 31, 2021	196,133	$60.87

Note 7.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income attributable to MTI	$164.4	$112.4	$132.7

Weighted average shares outstanding	33.6	34.2	35.0
Dilutive effect of stock options and stock units	0.2	—	0.1
Weighted average shares outstanding, adjusted	33.8	34.2	35.1

Basic earnings per share attributable to MTI	$4.89	$3.29	$3.79

Diluted earnings per share attributable to MTI	$4.86	$3.29	$3.78

Of the options outstanding of 1,330,002, 1,363,366 and 1,227,620 for the years ended December 31, 2021, 2020 and 2019, respectively, options to purchase 510,683 shares, 591,322 shares and 825,331 shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 8.  Income Taxes

Income from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Income from operations before income taxes and income from affiliates and joint ventures:
Domestic	$66.0	$21.4	$46.9
Foreign	136.3	116.6	110.4
	$202.3	$138.0	$157.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Domestic
Taxes currently payable
Federal	$(5.3)	$(7.1)	$(3.3)
State and local	0.4	0.2	0.8
Deferred income taxes	7.8	2.2	(6.6)
Domestic tax provision (benefit)	2.9	(4.7)	(9.1)

Foreign
Taxes currently payable	33.4	34.0	26.7
Deferred income taxes	0.3	(4.9)	5.2
Foreign tax provision	33.7	29.1	31.9
Total tax provision (benefit)	$36.6	$24.4	$22.8

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%

Depletion	(5.4)%	(6.2)%	(5.0)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	2.6%	3.3%	3.8%
Global Intangible Low-Tax Income (GILTI)	0.7%	0.4%	—
Foreign Derived Intangible Income	(1.4)%	(1.0)%	(0.8)%
State and local taxes, net of federal tax benefit	0.7%	—	0.2%
Tax credits and foreign dividends	(0.4)%	(0.6)%	(0.7)%
Change in valuation allowance	—	—	1.0%
Impact of uncertain tax positions	(1.1)%	(0.2)%	(5.0)%
Impact of officer's non-deductible compensation	0.8%	1.0%	0.8%
Impact of U.S. Tax Reform	—	—	(1.1)%
Other	0.6%	—	0.3%
Consolidated effective tax rate	18.1%	17.7%	14.5%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2021	2020
Deferred tax assets attributable to:
Accrued liabilities	$29.7	$29.8
Net operating loss carry forwards	31.8	31.1
Pension and post-retirement benefits costs	31.4	46.3
Other	22.4	28.2
Valuation allowance	(22.3)	(20.9)
Total deferred tax assets	93.0	114.5
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	178.8	169.5
Intangible assets	69.3	69.5
Other	10.0	13.9
Total deferred tax liabilities	258.1	252.9
Net deferred tax asset (liability)	$(165.1)	$(138.4)

Net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
(millions of dollars)	2021	2020
Net deferred tax asset, long-term	$23.0	$25.3
Net deferred tax liability, long-term	188.1	163.7
Net deferred tax asset (liability), long-term	$(165.1)	$(138.4)

The Company has $31.8 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $17.8 million expire over the next 20 years, and $14.0 million can be utilized over an indefinite period.

On December 31, 2021, the Company had $5.1 million of total unrecognized tax benefits. Included in this amount were a total of $3.6 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2021	2020
Balance at beginning of the year	$7.6	$7.9
Increases related to current year tax positions	0.6	0.7
Increases related to new judgements	0.2	—
Decreases related to audit settlements and statue expirations	(3.3)	(1.0)

Balance at the end of the year	$5.1	$7.6

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company recorded $0.8 million in interest and penalties during 2021 and had a total accrued balance on December 31, 2021 of $1.2 million.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company operates in multiple taxing jurisdictions, both within and outside the U.S. In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2015.

Net cash paid for income taxes were $42.5 million, $28.5 million and $29.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company had approximately $481.4 million of foreign subsidiaries' undistributed earnings as of December 31, 2021. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense has been recognized as a result of U.S. Tax Reform, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2021	2020
Raw materials	$136.6	$107.1
Work-in-process	10.7	9.0
Finished goods	99.4	85.6
Packaging and supplies	51.0	46.5
Total inventories	$297.7	$248.2

Note 10.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2021	2020
Mineral rights and reserves	$554.7	$565.8
Land	50.6	50.9
Buildings	229.2	225.6
Machinery and equipment	1,262.8	1,254.3
Furniture and fixtures and other	139.9	138.9
Construction in progress	59.2	41.4
	2,296.4	2,276.9
Less: accumulated depreciation and depletion	(1,247.3)	(1,237.3)
Property, plant and equipment, net	$1,049.1	$1,039.6

In November 2021, the Company acquired Specialty PCC assets from a company in the Midwest United States for $6.9 million.

In the third quarter of 2020, the Company acquired the assets of a mining and hauling company in the western United States for $9.2 million to support our bentonite clay mining operations.

Depreciation and depletion expense for the years ended December 31, 2021, 2020 and 2019 was $77.4 million, $77.9 million and $82.1 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $907.5 million and $808.5 million as of December 31, 2021 and December 31, 2020, respectively.  The net change in goodwill since December 31, 2021 was attributable to the acquisition of Normerica (see Note 4 to the Consolidated Financial Statements) and the effects to foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Performance Materials	Specialty Minerals	Refractories	Consolidated
Balance at December 31, 2019	$751.2	$12.5	$43.7	$807.4

Change in goodwill relating to:
Foreign exchange translation	1.2	0.2	(0.3)	1.1
Total Changes	$1.2	$0.2	$(0.3)	$1.1

Balance at December 31, 2020	$752.4	$12.7	$43.4	$808.5

Change in goodwill relating to:
Normerica acquisition	104.5	—	—	104.5
Foreign exchange translation	(3.9)	(0.1)	(1.5)	(5.5)
Total Changes	$100.6	$(0.1)	$(1.5)	$99.0

Balance at December 31, 2021	$853.0	$12.6	$41.9	$907.5

Acquired intangible assets subject to amortization as of December 31, 2021 and December 31, 2020 were as follows:

		December 31, 2021		December 31, 2020
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.6	$44.9	$203.9	$38.6
Technology	13	18.8	11.2	18.8	9.6
Patents and trademarks	19	6.4	6.4	6.4	6.1
Customer relationships	21	75.2	7.9	26.9	5.9
	29	$322.0	$70.4	$256.0	$60.2

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 29 years. Amortization expense was approximately $10.6 million, $9.3 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2022 - $12.7 million; 2023 -$12.6; 2024 - $12.6; 2025 -$12.6 million; 2026 - $12.6 million and $188.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $4.0 million at December 31, 2021 and is recorded in other non-current liabilities on the Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $8.2 million at December 31, 2021 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged.  Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses (gains) of $0.7 million, $0.2 million and $2.1 million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2021, 2020 and 2019 respectively. There were no open contracts at December 31, 2021 and December 31, 2020.

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

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$14.6	$—	$14.6	$—

Supplementary pension plan assets	16.8	—	16.8	—

Cross currency rate swap	8.2	—	8.2	—

Interest rate swaps	(4.0)	—	(4.0)	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$14.2	$—	$14.2	$—

Supplementary pension plan assets	15.0	—	15.0	—

Cross currency rate swap	0.4	—	0.4	—

Interest rate swaps	(7.6)	—	(7.6)	—

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2021 and 2020. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

The Company's bad debt expense for the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $2.6 million and $6.3 million, respectively.

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2021	2020
Term Loan Facility- Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $8.8 million and $12.4 million	$539.2	$535.6
Senior Notes due 2028, net of unamortized deferred financing costs of $5.4 million	394.6	393.9
Netherlands Term Loan due 2022	0.2	0.6
Japan Loan Facilities	3.0	4.1
Total	$937.0	$934.2
Less: Current maturities	0.8	1.0
Long-term debt	$936.2	$933.2

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter period preceding such day.  As of December 31, 2021, there were eighty outstanding loans and $10.6 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The indenture contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default.

As part of the Company's acquisition of Sivomatic, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matures in 2022.  The outstanding loan carries an interest rate of Euribor plus 2.0% and has quarterly repayments.  During 2021, the Company repaid $0.4 million on this loan.

The Company has a committed loan facility in Japan.  As of December 31, 2021, there was an outstanding balance of $3.0 million on this facility. Principal will be repaid in accordance with the payment schedules ending in 2021. The Company repaid $0.8 million on this loan in 2021.

As of December 31, 2021, the Company had $25.9 million in uncommitted short-term bank credit lines, none of which were in use.

There were $80.0 million and no short-term borrowings as of December 31, 2021 and 2020, respectively. The weighted average interest rate on short-term borrowings outstanding as December 31, 2021 was 1.8%.

The aggregate maturities of long-term debt are as follows: $0.8 million in 2022; $0.6 million in 2023; $548.6 million in 2024, $0.6 million in 2025; $0.6 million in 2026 and $400.0 million thereafter.

During 2021, 2020 and 2019, respectively, the Company incurred interest costs of $42.1 million, $40.7 million and $46.0 million, including $1.5 million, $0.6 million and $0.6 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2021	2020	2021	2020
Change in benefit obligations:
Beginning projected benefit obligation	$534.3	$484.4	$4.6	$5.9
Service cost	7.7	7.7	0.1	0.2
Interest cost	7.9	10.5	0.1	0.2
Actuarial (gain)/loss	(23.8)	56.5	(0.3)	(1.3)
Benefits paid	(12.4)	(12.3)	(0.5)	(0.4)
Settlements	(16.3)	(18.4)	(1.6)	—
Foreign exchange impact	(2.7)	5.5	(0.1)	—
Other	0.3	0.4	—	—
Ending projected benefit obligation	495.0	534.3	2.3	4.6

Change in plan assets:
Beginning fair value	358.2	340.0	—	—
Actual return on plan assets	44.0	31.1	—	—
Employer contributions	10.7	11.8	0.5	0.4
Plan participants' contributions	0.3	0.3	—	—
Benefits paid	(12.4)	(12.2)	(0.5)	(0.4)
Settlements	(17.1)	(16.9)	—	—
Foreign exchange impact	(2.3)	4.1	—	—
Ending fair value	381.4	358.2	—	—

Funded status	$(113.6)	$(176.1)	$(2.3)	$(4.6)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2021	2020	2021	2020
Current liability	$(1.4)	$(1.4)	$(0.2)	$(0.3)
Non-current liability	(112.2)	(174.7)	(2.1)	(4.3)
Recognized liability	$(113.6)	$(176.1)	$(2.3)	$(4.6)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive income, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2021	2020	2021	2020
Net actuarial (gain) loss	$73.2	$119.0	$(3.7)	$(4.2)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$73.3	$119.1	$(3.7)	$(4.2)

The accumulated benefit obligation for all defined benefit pension plans was $408.7 million and $501.7 million at December 31, 2021 and 2020, respectively. The decrease in the Company's pension obligation for 2021 is primarily attributable to actuarial gains resulting from the increase in the discount rate.  The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for each of the Company's defined benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2021	2020	2021	2020
Current year actuarial gain (loss)	$36.7	$(29.6)	$0.1	$0.9
Amortization of actuarial (gain) loss	9.0	10.5	(0.6)	(0.5)
Amortization of prior service credit (gain) loss	—	—	—	—
Total recognized in other comprehensive income	$45.7	$(19.1)	$(0.5)	$0.4

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2021	2020	2019	2021	2020	2019
Service cost	$7.7	$7.7	$6.8	$0.1	$0.2	$0.2
Interest cost	7.9	10.5	14.0	0.1	0.2	0.2
Expected return on plan assets	(22.0)	(20.1)	(18.2)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial (gain) loss	12.1	13.9	10.1	(0.8)	(0.9)	(0.9)
Settlement/curtailment (gain) loss	3.4	6.4	(0.1)	(1.6)	—	—
Net periodic benefit cost	$9.1	$18.4	$12.6	$(2.2)	$(0.5)	$(0.5)

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

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.01%	2.74%	3.75%
Expected return on plan assets	6.28%	6.32%	6.43%
Rate of compensation increase	2.72%	2.72%	3.01%
Interest crediting rate	2.25%	3.75%	2.57%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.42%	2.01%	2.75%
Rate of compensation increase	2.74%	2.98%	2.99%

For 2021, 2020 and 2019, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 12% in 2021, 9% in 2020 and 15% in 2019.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company maintains a self-funded health insurance plan for its retirees.  This plan provided that the maximum health care cost trend rate would be 5%.  Effective June 2010, the Company amended its plan to change the eligibility requirement for retirees and revised its plan so that increases in expected health care costs would be borne by the retiree.  Effective January 1, 2022, the plan was closed to new retirees.  Accordingly, a $1.6 million curtailment gains was recognized as part of net periodic pension cost for the year ended December 31, 2021.

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2021 and 2020 by asset category are as follows:

	December 31,
	2021	2020
Asset Category
Equity securities	54.2%	55.8%
Fixed income securities	30.6%	27.8%
Real estate	0.3%	0.3%
Other	14.9%	16.1%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2021 and 2020 by asset category are as follows:

	December 31,
(millions of dollars)	2021	2020
Asset Category
Equity securities	$206.7	$200.0
Fixed income securities	116.5	99.7
Real estate	1.0	1.0
Other	57.1	57.5
Total	$381.3	$358.2

The following table presents domestic and foreign pension plan assets information at December 31, 2021, 2020 and 2019 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2021	2020	2019	2021	2020	2019
Fair value of plan assets	$293.7	$271.6	$261.5	$87.6	$86.6	$78.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2021
Equity securities
US equities	$182.7	$—	$—	$182.7
Non-US equities	24.0	—	—	24.0

Fixed income securities
Corporate debt instruments	96.4	20.1	—	116.5

Real estate and other
Real estate	—	—	1.0	1.0
Other	0.4	51.7	5.0	57.1

Total assets	$303.5	$71.8	$6.0	$381.3

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2020
Equity securities
US equities	$182.0	$—	$—	$182.0
Non-US equities	18.0	—	—	18.0

Fixed income securities
Corporate debt instruments	80.4	19.3	—	99.7

Real estate and other
Real estate	—	—	1.0	1.0
Other	0.3	49.9	7.3	57.5

Total assets	$280.7	$69.2	$8.3	$358.2

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2019	$21.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	(12.8)
Foreign exchange impact	0.1
Ending balance at December 31, 2020	$8.3
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	(2.3)
Foreign exchange impact	-
Ending balance at December 31, 2021	$6.0

There were no transfers in or out of Level 3 during the year ended December 31, 2021 and 2020.

Contributions

The Company expects to contribute $10.1 million to its pension plans and $0.5 million to its other post-retirement benefit plan in 2022.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2022	$24.1	$0.2
2023	$25.9	$0.2
2024	$26.3	$0.2
2025	$26.1	$0.2
2026	$26.6	$0.2
2027-2031	$130.0	$0.8

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2021 was approximately 10%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plans

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company's contributions amounted to $5.3 million, $5.2 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Note 18.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 33,177,193 shares and 33,882,187 shares were outstanding at December 31, 2021 and 2020, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $6.8 million or $0.20 per common share were paid during 2021. In January 2022, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2022.

Stock Award and Incentive Plan

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock activity for the Plans:

		Stock Options		Restricted Shares
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2019	866,023	1,054,259	$54.04	134,578	$68.64
Granted	(388,162)	271,261	54.44	116,901	54.51
Exercised/vested	—	(79,686)	27.26	(40,776)	60.79
Canceled	51,181	(18,214)	66.93	(32,967)	61.87
Balance December 31, 2019	529,042	1,227,620	55.83	177,736	62.40
Authorized	1,300,000	—	—	—	—
Granted	(394,290)	286,078	57.67	108,212	56.93
Exercised/vested	—	(93,099)	35.11	(43,702)	66.07
Canceled	97,494	(57,233)	63.92	(40,261)	65.42
Balance December 31, 2020	1,532,246	1,363,366	57.29	201,985	58.07
Granted	(358,078)	255,769	66.00	102,309	66.20
Exercised/vested	—	(251,195)	51.12	(51,497)	60.40
Canceled	94,602	(37,938)	64.92	(56,664)	60.98
Balance December 31, 2021	1,268,770	1,330,002	$59.91	196,133	$60.87

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2021	2020
Cumulative foreign currency translation	$(269.8)	$(190.8)
Unrecognized pension costs (net of tax benefit of $21.4 in 2021 and $64.6 in 2020)	(69.6)	(114.9)
Unrealized gain (loss) on cash flow hedges (net of tax expense (benefit) of $3.0 in 2021 and $(3.1) in 2020)	5.8	(2.6)
	$(333.6)	$(308.3)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2021			2020			2019
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(78.9)	$—	$(78.9)	$10.9	$—	$10.9	$(29.9)	$—	$(29.9)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	49.3	(12.5)	36.8	(37.9)	9.2	(28.7)	(30.6)	7.4	(23.2)
Amortization of net actuarial (gains) losses and prior service costs	11.3	(2.9)	8.4	13.4	(3.4)	10.0	9.4	(2.3)	7.1

Unrealized gains (losses) on cash flow hedges	11.4	(3.0)	8.4	(11.6)	3.1	(8.5)	0.3	(0.1)	0.2

Total other comprehensive income (loss)	$(6.9)	$(18.4)	$(25.3)	$(25.2)	$8.9	$(16.3)	$(50.8)	$5.0	$(45.8)

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

The following is a reconciliation of asset retirement obligations as of December 31, 2021 and 2020:

	December 31,
(millions of dollars)	2021	2020
Asset retirement obligation, beginning of period	$24.1	$23.9
Accretion expense	1.9	2.3
Other	1.2	1.1
Payments	(2.3)	(3.4)
Foreign currency translation	(0.5)	0.2
Asset retirement obligation, end of period	$24.4	$24.1

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

The current portion of the liability of approximately $0.7 million is included in other current liabilities and the long-term portion of the liability of approximately $23.7 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2021.

Accretion expense is included in cost of goods sold in the Company's Consolidated Statements of Income.

Note 21.  Segment and Related Information

The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its chief operating decision maker, our Chief Executive Officer, in deciding how to allocate resources and in assessing performance.  Accordingly, in the first quarter of 2021, the Company reorganized the management structure for its Energy Services and Performance Materials operating segments to support MTI's key growth initiatives, more closely align complementary technologies, processes and capabilities, and better reflect the way performance is evaluated and resources are allocated. As a result, Energy Services was combined into the Environmental Products product line within the Performance Materials operating segment. Presented below are the restated financial results for fiscal years ended 2020 and 2019 to conform to the current management structure.

The Company's operating segments are strategic business units that offer different products and serve different markets.  They are managed separately and require different technology and marketing strategies.

The Company has three reportable segments: Performance Materials, Specialty Minerals and Refractories.

●
The Performance Materials segment is a leading global supplier of bentonite and bentonite-related products and leonardite.  This segment also provides products for non-residential construction, environmental and infrastructure projects worldwide, serving customers engaged in a broad range of construction and remediation projects, as well as offers a range of patented and unpatented technologies, products and services to the upstream and downstream oil and gas sector throughout the world.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Net Sales
Performance Materials	$976.0	$825.8	$918.5
Specialty Minerals	578.9	510.9	574.4
Refractories	303.4	258.1	298.1
Total	1,858.3	1,594.8	1,791.0

Income from Operations
Performance Materials	125.0	108.8	104.9
Specialty Minerals	72.9	67.8	83.1
Refractories	49.3	35.5	39.8
Total	247.2	212.1	227.8

Depreciation, Depletion and Amortization
Performance Materials	49.2	47.4	51.0
Specialty Minerals	38.4	39.6	40.4
Refractories	7.0	6.9	7.0
Total	94.6	93.9	98.4

Segment Assets
Performance Materials	2,393.2	2,219.1	2,212.7
Specialty Minerals	605.9	559.6	525.1
Refractories	293.1	290.8	293.2
Total	3,292.2	3,069.5	3,031.0

Capital Expenditures
Performance Materials	22.0	14.6	21.5
Specialty Minerals	51.7	46.5	37.7
Refractories	9.7	5.5	5.7
Total	83.4	66.6	64.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$247.2	$212.1	$227.8
Litigation expenses	—	(10.4)	(10.9)
Acquisition-related expenses	(4.0)	(3.1)	—
Unallocated corporate expenses	(7.5)	(10.7)	(8.2)
Consolidated income from operations	235.7	187.9	208.7
Non-operating deductions, net	(33.4)	(49.9)	(51.4)
Income from operations before provision for taxes and equity in earnings	202.3	138.0	157.3

Total Assets
Total segment assets	3,292.2	3,069.5	3,031.0
Corporate assets	82.0	139.9	81.6
Consolidated total assets	3,374.2	3,209.4	3,112.6

Capital Expenditures
Total segment capital expenditures	83.4	66.6	64.9
Corporate capital expenditures	2.6	0.2	0.1
Consolidated capital expenditures	86.0	66.8	65.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to the Company's operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Net Sales
United States	$959.6	$822.5	$962.4

Canada/Latin America	99.8	70.5	80.2
Europe/Africa	441.9	410.0	435.3
Asia	357.0	291.8	313.1
Total International	898.7	772.3	828.6
Consolidated net sales	1,858.3	1,594.8	1,791.0

Long-Lived Assets
United States	$1,925.3	$1,723.2	$1,742.3

Canada/Latin America	10.6	11.3	13.0
Europe/Africa	151.1	182.9	190.7
Asia	120.6	126.5	117.2
Total International	282.3	320.7	320.9
Consolidated long-lived assets	2,207.6	2,043.9	2,063.2

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

The Company's sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2021	2020	2019
Household, Personal Care & Specialty Products	$460.5	$380.2	$376.6
Metalcasting	319.2	258.1	291.2
Environmental Products	136.3	131.6	181.8
Building Materials	60.0	55.9	68.9
Paper PCC	349.7	308.4	364.9
Specialty PCC	77.1	69.3	69.1
Ground Calcium Carbonate	98.1	89.3	91.3
Talc	54.0	43.9	49.1
Refractory Products	237.1	212.3	244.8
Metallurgical Products	66.3	45.8	53.3
Total	$1,858.3	$1,594.8	$1,791.0

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of projected pension benefit obligations

As discussed in Note 16 to the consolidated financial statements, the Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates. The Company’s projected pension benefit obligations were $495 million as of December 31, 2021.

We identified the measurement of the Company’s projected pension benefit obligations as a critical audit matter. Specialized skills are required to evaluate the Company’s assumptions. In particular, especially complex auditor judgement was required to assess the discount rates used in the determination of projected pension benefit obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s pension process, including a control related to the Company’s assessment of the discount rates utilized within the actuarial models. We obtained an understanding of the actuarial models used by the Company in selecting the discount rate for each plan and inquired as to whether there have been changes to this methodology in the current year. We also involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating the Company’s analysis of the discount rates and assessed the discount rates considering the timing and amount of benefit payments used in the determination of the projected pension benefit obligation.

Fair value of customer relationships intangible asset

As discussed in Note 4 to the consolidated financial statements, on July 26, 2021, the Company acquired Normerica Inc. (Normerica) in a business combination. As a result of the transaction, the Company acquired a customer relationships intangible asset associated with the generation of future income from existing customers. The preliminary, estimated acquisition-date fair value for the customer relationships intangible asset was approximately $50 million The Company used an income approach to determine the fair value of the customer relationships intangible asset.

We identified the assessment of the fair value of the customer relationships intangible asset acquired in the Normerica business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the amount and timing of forecasted revenue, long-term revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), customer attrition rate, and the discount rate used to value the customer relationships intangible asset. Changes in these assumptions could have a significant impact on the fair value of the customer relationships intangible asset. Valuation professionals with specialized skills and knowledge were also required to assess the long-term growth rates and discount rate assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the assumptions discussed above. We evaluated the amount and timing of forecasted revenue, forecasted EBITDA, and long-term revenue growth rates used by the Company by comparing the forecasted revenue and EBITDA to certain publicly available information for comparable companies, industry reports, and historical cash flows. To assess the impact that changes in certain assumptions would have on the Company’s determination of fair value of the customer relationships intangible asset, we performed sensitivity analyses over the Company’s (1) forecasted revenue used to determine forecasted cash flows, (2) forecasted EBITDA, (3) customer attrition rate, and (4) discount rate. We evaluated the customer attrition rate by comparing it to historical customer sales data and comparing the rate to prior acquisitions made by the Company. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the long-term growth rates used to forecast future cash flows by comparing them to certain nationwide economic trend data such as GDP, inflation, and relevant industry data

●	assessing the elements of the discount rate applied by comparing them to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 1992.

New York, New York
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Normerica Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Normerica Inc.’s internal control over financial reporting associated with approximately 1% of total consolidated assets, excluding goodwill and intangibles assets which are included within the scope of the assessment, and approximately 3% of total consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Normerica Inc.

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
February 18, 2022

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

The Company acquired Normerica Inc. during 2021, which represented approximately 1% of total consolidated assets, excluding goodwill and intangible assets which are included within the scope of the assessment, and approximately 3% of total consolidated revenues of the Company as of and for the year ended December 31, 2021. Normerica Inc. was excluded from the Company's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021

The Company assessed its internal control system as of December 31, 2021 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2021, its system of internal control over financial reporting was effective.

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

/s/ Douglas T. Dietrich Chairman of the Board and Chief Executive Officer	/s/ Matthew E. Garth Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 18, 2022

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2021
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	0.9	(0.9)	$15.0
Year Ended December 31, 2020
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$12.9	2.6	(0.5)	$15.0
Year Ended December 31, 2019
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$3.2	6.3	3.4	$12.9

(a)	Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1