Form 10-Q
period 2022-04-03
MINERALS TECHNOLOGIES INC
filed 2022-04-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

or

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

As of April 20, 2022, there were 32,965,838 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Apr. 3, 2022	Apr. 4, 2021

Net sales	$519.1	$452.6

Cost of goods sold	397.4	340.8

Production margin	121.7	111.8

Marketing and administrative expenses	48.8	48.0
Research and development expenses	5.1	5.0
Acquisition related transaction and integration costs	1.6	—

Income from operations	66.2	58.8

Interest expense, net	(9.8)	(9.9)
Other non-operating (deductions) income, net	(0.4)	0.5
Total non-operating deductions, net	(10.2)	(9.4)

Income from operations before tax and equity in earnings	56.0	49.4

Provision for taxes on income	11.2	8.9
Equity in earnings of affiliates, net of tax	0.1	0.5

Consolidated net income	44.9	41.0
Less:
Net income attributable to non-controlling interests	0.8	1.1
Net income attributable to Minerals Technologies Inc.	$44.1	$39.9

Earnings per share:

Basic:
Income from operations attributable to Minerals Technologies Inc.	$1.33	$1.18

Diluted:
Income from operations attributable to Minerals Technologies Inc.	$1.33	$1.17

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	33.1	33.8
Diluted	33.2	34.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Consolidated net income	$44.9	$41.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.2)	(28.9)
Pension and postretirement plan adjustments	1.2	2.5
Unrealized gains on cash flow hedges	3.1	4.9
Total other comprehensive (loss) income, net of tax	(3.9)	(21.5)
Total comprehensive income including non-controlling interests	41.0	19.5
Comprehensive income (loss) attributable to non-controlling interests	0.9	0.6
Comprehensive income attributable to Minerals Technologies Inc.	$40.1	$18.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Apr. 3, 2022*	Dec. 31, 2021 **
ASSETS

Current assets:
Cash and cash equivalents	$288.0	$299.5
Short-term investments	5.1	4.9
Accounts receivable, net	397.1	367.8
Inventories	333.8	297.7
Prepaid expenses and other current assets	66.3	58.6
Total current assets	1,090.3	1,028.5

Property, plant and equipment	2,309.0	2,296.4
Less accumulated depreciation and depletion	(1,262.8)	(1,247.3)
Property, plant and equipment, net	1,046.2	1,049.1
Goodwill	905.7	907.5
Intangible assets	247.9	251.6
Deferred income taxes	22.5	23.0
Other assets and deferred charges	113.2	114.5
Total assets	$3,425.8	$3,374.2

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$110.0	$80.0
Current maturities of long-term debt	0.6	0.8
Accounts payable	218.6	196.1
Other current liabilities	125.9	142.9
Total current liabilities	455.1	419.8

Long-term debt, net of unamortized discount and deferred financing costs	937.0	936.2
Deferred income taxes	189.0	188.1
Accrued pension and post-retirement benefits	111.4	114.3
Other non-current liabilities	130.3	136.3
Total liabilities	1,822.8	1,794.7

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	475.1	474.2
Retained earnings	2,211.4	2,168.9
Accumulated other comprehensive loss	(337.6)	(333.6)
Less common stock held in treasury	(791.8)	(775.1)

Total Minerals Technologies Inc. shareholders' equity	1,562.0	1,539.3
Non-controlling interests	41.0	40.2
Total shareholders' equity	1,603.0	1,579.5
Total liabilities and shareholders' equity	$3,425.8	$3,374.2

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Operating Activities:

Consolidated net income	$44.9	$41.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24.2	24.1
Reduction of right of use asset	3.1	3.1
Other non-cash items	5.9	4.1
Net changes in operating assets and liabilities	(77.8)	(21.4)
Net cash provided by operating activities	0.3	50.9

Investing Activities:

Purchases of property, plant and equipment, net	(19.0)	(17.7)
Proceeds from sale of short-term investments	1.9	1.6
Purchases of short-term investments	(1.2)	(2.5)
Other investing activities	1.2	—
Net cash used in investing activities	(17.1)	(18.6)

Financing Activities:

Repayment of long-term debt	(0.3)	(0.5)
Proceeds from short-term debt	30.0	—
Purchase of common stock for treasury	(16.7)	(20.0)
Proceeds from issuance of stock under option plan	0.9	5.8
Excess tax benefits related to stock incentive programs	(3.3)	(2.8)
Dividends paid to non-controlling interests	(0.1)	(0.1)
Cash dividends paid	(1.6)	(1.7)
Net cash provided by (used in) financing activities	8.9	(19.3)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	(9.3)

Net increase (decrease) in cash and cash equivalents	(11.5)	3.7
Cash and cash equivalents at beginning of period	299.5	367.7
Cash and cash equivalents at end of period	$288.0	$371.4

Supplemental disclosure of cash flow information:
Interest paid	$14.6	$14.0
Income taxes paid	$8.9	$8.5

Non-cash financing activities:
Treasury stock purchases settled after period end	$—	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive loss	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	39.9	—	—	1.1	41.0
Other comprehensive loss	—	—	—	(21.0)	—	(0.5)	(21.5)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	5.8	—	—	—	—	5.8
Purchase of common stock for treasury	—	—	—	—	(20.0)	—	(20.0)
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of April 4, 2021	$4.9	$459.3	$2,049.5	$(329.3)	$(720.4)	$38.4	$1,502.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month periods ended April 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Company Operations

The Company is a resource- and technology-based company that develops, produces and markets worldwide a broad range of specialty minerals, mineral-based and synthetic mineral products and supporting systems and services.

The Company has three reportable segments: Performance Materials, Specialty Minerals and Refractories.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended April 3, 2022 and April 4, 2021:

(millions of dollars)	Three Months Ended
Net Sales	Apr. 3, 2022	Apr. 4, 2021

Household, Personal Care & Specialty Products	$142.5	$109.4
Metalcasting	80.2	81.7
Environmental Products	35.9	26.0
Building Materials	13.5	13.8
Performance Materials	272.1	230.9

Paper PCC	96.8	89.6
Specialty PCC	24.2	20.4
Ground Calcium Carbonate	26.5	24.0
Talc	15.6	13.8
Specialty Minerals	163.1	147.8

Refractory Products	64.8	58.8
Metallurgical Products	19.1	15.1
Refractories	83.9	73.9

Total	$519.1	$452.6

Note  3.  Acquisitions

On July 26, 2021, the Company completed the acquisition of Normerica Inc., a leading North American supplier of premium pet care products. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States. The results of Normerica are included within our Household, Personal Care & Specialty Products product line in our Performance Materials segment. The fair value of the total consideration transferred, net of cash acquired, was $187.5 million.

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of April 3, 2022, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves, legal and tax matters, obligations, intangible assets and deferred taxes, as well as completes its review of Normerica’s existing accounting policies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company's preliminary purchase price allocation for the Normerica acquisition as of  previously reported on the Company's Form 10-K for the year ended December 31, 2021.  There have been no changes to the purchase price allocation during the period ended April 3, 2022.

(millions of dollars)	Preliminary Allocation Previously Reported on Form 10-K as of April 3, 2022

Accounts receivable	$8.4
Inventories	5.1
Other current assets	1.4
Property, plant and equipment	21.2
Goodwill	104.5
Intangible assets	68.1
Total assets acquired	208.7
Accounts payable	12.8
Accrued expenses	8.4
Total liabilities assumed	21.2
Net assets acquired	$187.5

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

The Company incurred $1.6 million of acquisition related transaction and integration costs during the three-month periods ended April 3, 2022, which are reflected within the acquisition-related expense line of the Condensed Consolidated Statements of Income.

Note 4 .  Earnings per Share (EPS)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Apr. 3, 2022	Apr. 4, 2021

Net income attributable to Minerals Technologies Inc.	$44.1	$39.9

Weighted average shares outstanding	33.1	33.8
Dilutive effect of stock options and stock units	0.1	0.2
Weighted average shares outstanding, adjusted	33.2	34.0

Basic earnings per share attributable to Minerals Technologies Inc.	$1.33	$1.18

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.33	$1.17

Of the options outstanding of 1,536,887 and 1,499,373 for the three-month periods ended April 3, 2022 and April 4, 2021, respectively, options to purchase 732,874 shares and 558,734 shares of common stock for the three-month periods ending April 3, 2022 and April 4, 2021, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

At April 3, 2022, the Company had $2.1 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2022.

The following table is a reconciliation of our restructuring liability balance as of April 3, 2022:

(millions of dollars)
Restructuring liability, December 31, 2021	$2.2
Additional provision	—
Cash payments	(0.1)
Restructuring liability, April 3, 2022	$2.1

Note 6.  Income Taxes

Provision for taxes was $11.2 million and $8.9 million during the three-month periods ended April 3, 2022 and April 4, 2021, respectively.   The effective tax rate was 20.0% for the three months ended April 3, 2022 as compared with 18.0% for the three months ended April 4, 2021.  The higher tax rate was primarily due to higher withholding tax on dividends as compared to the prior year.

As of April 3, 2022, the Company had approximately $4.9 million of total unrecognized income tax benefits. Included in this amount were a total of $3.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net reversal of approximately $0.1 million during the three-month period ended April 3, 2022  and an accrued balance of $1.1 million of interest and penalties as of April 3, 2022.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2015.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Apr. 3, 2022	Dec. 31, 2021

Raw materials	$156.6	$136.6
Work-in-process	13.6	10.7
Finished goods	111.4	99.4
Packaging and supplies	52.2	51.0
Total inventories	$333.8	$297.7

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $905.7 million and $907.5 million as of April 3, 2022 and December 31, 2021, respectively.  The net change in goodwill from December 31, 2021 to April 3, 2022 is primarily attributable to the effects of foreign exchange.

Intangible assets subject to amortization as of April 3, 2022 and December 31, 2021 were as follows:

		April 3, 2022		December 31, 2021
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	34	$221.5	$46.8	$221.6	$44.9
Technology	13	18.8	11.6	18.8	11.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	74.8	8.8	75.2	7.9
	29	$321.5	$73.6	$322.0	$70.4

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $9.5 million for the remainder of 2022, $50.4 million for 2023–2026 and $188.0 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $1.6 million at April 3, 2022 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $10.0 million at April 3, 2022 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Apr. 3, 2022	December 31, 2021

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $7.8 million and $8.8 million	$540.2	$539.2
Senior Notes due 2028, net of unamortized deferred financing costs of $5.2 million and $5.4 million	394.7	394.6
Netherlands Term Loan due 2022	—	0.2
Japan Loan Facilities	2.7	3.0
Total	937.6	937.0
Less: Current maturities	0.6	0.8
Total long-term debt	$937.0	$936.2

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of  3.50 to 1.00 for the four fiscal quarters preceding such day.  As of April 3, 2022, there were $110.0 million in loans and $10.0 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility throughout the period covered by this report.

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

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of  2022.  During the first quarter of 2022, the Company repaid the remaining $0.2 million on this loan.

The Company has a committed loan facility in Japan.  As of April 3, 2022, $2.7 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.2 million on this facility during the first three months of 2022.

As of April 3, 2022, the Company had $25.8 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Service cost	$1.8	$2.0
Interest cost	2.4	2.0
Expected return on plan assets	(5.7)	(5.4)
Amortization:
Prior service cost	0.1	0.1
Recognized net actuarial loss	1.5	3.4
Net periodic benefit cost	$0.1	$2.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Other Benefits
	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Service cost	$—	$—
Interest cost	—	—
Amortization:
Recognized net actuarial (gain)	(0.1)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.1 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2022.  As of April 3, 2022, approximately $1.0 million has been contributed to the pension plans and $0.1 million contributions to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Amortization of pension items:
Pre-tax amount	$1.5	$3.3
Tax	(0.3)	(0.8)
Net of tax	$1.2	$2.5

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2021	$(269.8)	$(69.6)	$5.8	$(333.6)

Other comprehensive income (loss) before reclassifications	(8.3)	—	3.1	(5.2)
Amounts reclassified from AOCI	—	1.2	—	1.2
Net current period other comprehensive income (loss)	(8.3)	1.2	3.1	(4.0)
Balance as of April 3, 2022	$(278.1)	$(68.4)	$8.9	$(337.6)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Contingencies

The Company is party to a number of  lawsuits arising in the normal course of our business. Certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to asbestos containing materials related to our talc products and operations. As of April 3, 2022, we had 342 open asbestos cases, which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. While the cost to the Company for the defense of these cases has increased concurrently with the volume, the majority of these costs, excluding cases against our subsidiaries AMCOL International Corporation or American Colloid Company, which we acquired in 2014, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities related to sales prior to the initial public offering. At this time, management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Note 14.  Segment and Related Information

The Company has three reportable segments: Performance Materials, Specialty Minerals and Refractories. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended April 3, 2022 and April 4, 2021  is as follows:

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Net Sales
Performance Materials	$272.1	$230.9
Specialty Minerals	163.1	147.8
Refractories	83.9	73.9
Total	$519.1	$452.6

Income from Operations
Performance Materials	$33.7	$29.8
Specialty Minerals	18.4	21.1
Refractories	16.5	12.0
Total	$68.6	$62.9

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Income from operations for reportable segments	$68.6	$62.9
Acquisition related transaction and integration costs	(1.6)	—
Unallocated and other corporate expenses	(0.8)	(4.1)
Consolidated income from operations	66.2	58.8
Non-operating deductions, net	(10.2)	(9.4)
Income from operations before tax and equity in earnings	$56.0	$49.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021

Household, Personal Care & Specialty Products	$142.5	$109.4
Metalcasting	80.2	81.7
Environmental Products	35.9	26.0
Building Materials	13.5	13.8
Paper PCC	96.8	89.6
Specialty PCC	24.2	20.4
Ground Calcium Carbonate	26.5	24.0
Talc	15.6	13.8
Refractory Products	64.8	58.8
Metallurgical Products	19.1	15.1
Total	$519.1	$452.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of April 3, 2022, the related condensed consolidated statements of income and comprehensive income for the three-month periods ended April 3, 2022 and April 4, 2021, the related condensed consolidated statements of cash flows for the three-month periods ended April 3, 2022 and April 4, 2021, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended April 3, 2022 and April 4, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2022 were $519.1 million, an increase of 15% as compared with $452.6 million in the prior year. Included in sales for the first quarter of 2022 were $27.7 million in sales related to our Normerica acquisition in the third quarter of 2021. Foreign exchange had an unfavorable impact on sales of approximately $16 million, or 4 percentage points as compared with prior year.  Income from operations was $66.2 million and represented 12.8% of sales, as compared with $58.8 million and 13.0% of sales in the prior year.  Included in income from operations for the first quarter of 2022, were $1.6 million of acquisition-related expenses.  Net income was $44.1 million, as compared to $39.9 million in the first quarter of 2021.  Diluted earnings in the first quarter ended April 3, 2022 were $1.33 per share, as compared with $1.17 per share in the first quarter of 2021.

First quarter 2022 results were strong with sales and operating income growth in each of our segments as demand in many of our end markets continue to improve. The Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, geographic penetration and growth from acquisitions.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $293.1 million as of April 3, 2022 and the Company had more than $450 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2022, as follows:

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

Results of Operations

Three months ended April 3, 2022 as compared with three months ended April 4, 2021

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Apr. 3, 2022	Apr. 4, 2021	% Change

Net sales	$519.1	$452.6	15%
Cost of sales	397.4	340.8	17%
Production margin	121.7	111.8	9%
Production margin %	23.4%	24.7%

Marketing and administrative expenses	48.8	48.0	2%
Research and development expenses	5.1	5.0	2%
Acquisition related transaction and integration costs	1.6	—	*

Income from operations	66.2	58.8	13%
Operating margin %	12.8%	13.0%

Interest expense, net	(9.8)	(9.9)	(1)%
Other non-operating (deductions) income, net	(0.4)	0.5	*
Total non-operating deductions, net	(10.2)	(9.4)	9%

Income from operations before tax and equity in earnings	56.0	49.4	13%
Provision for taxes on income	11.2	8.9	26%
Effective tax rate	20.0%	18.0%

Equity in earnings of affiliates, net of tax	0.1	0.5	(80)%

Net income	44.9	41.0	10%

Net income attributable to non-controlling interests	0.8	1.1	(27)%
Net income attributable to Minerals Technologies Inc.	$44.1	$39.9	11%

* Not meaningful

Net Sales

	Three Months Ended Apr. 3, 2022			Three Months Ended Apr. 4, 2021
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$269.7	52.0%	19%	$227.5	50.3%
International	249.4	48.0%	11%	225.1	49.7%
Total sales	$519.1	100.0%	15%	$452.6	100.0%

Performance Materials Segment	$272.1	52.4%	18%	$230.9	51.0%
Specialty Minerals Segment	163.1	31.4%	10%	147.8	32.7%
Refractories Segment	83.9	16.2%	14%	73.9	16.3%
Total sales	$519.1	100.0%	15%	$452.6	100.0%

Worldwide net sales increased 15% to $519.1 million in the first quarter from $452.6 million in the prior year. Included in the net sales in the quarter are $27.7 million of net sales of Normerica. Foreign exchange had an unfavorable impact on sales of $16 million or 4 percentage points. The increase in sales was primarily due to strong demand across all segments and continued pricing actions.

Net sales in the United States were $269.7 million in the first quarter of 2022, as compared to $227.5 million in the prior year, an increase of 19%.  International sales increased 11% to $249.4 million from $225.1 million in the prior year.

Operating Costs and Expenses

Cost of sales was $397.4 million and represented 76.6% of sales for the three month period ended April 3, 2022, as compared with $340.8 million and 75.3% of sales in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Production margin decreased from 24.7% of sales in the prior year to 23.4% of sales in the first quarter of 2022.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $48.8 million and 9.4% of sales for the three months ended April 3, 2022, as  compared to $48.0 million and 10.6% of sales in the prior year.

Research and development expenses were $5.1 million and represented 1.0% of sales for the three months ended April 3, 2022, as compared with $5.0 million and 1.1% of sales in the prior year.

The Company recorded $1.6 million of acquisition related transaction and integration costs during the three months ended April 3, 2022.

Income from Operations

The Company recorded income from operations of $66.2 million as compared to $58.8 million in the prior year.  Operating income during the three months ended April 3, 2022 includes $1.6 million of acquisition-related expenses.

Other Non-Operating Income (Deductions), net

In the first quarter of 2022, non-operating deductions were $10.2 million, as compared with $9.4 million in the prior year.  Included in other non-operating deductions in the first quarter of 2022 was net interest expense of $9.8 million, as compared to $9.9 million in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $11.2 million and $8.9 million for the three months ended April 3, 2022 and April 4, 2021, respectively.  The effective tax rate was 20.0% and 18.0% for the three months ended April 3, 2022 and April 4, 2021, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $44.1 million for the three months ended April 3, 2022, as compared with $39.9 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Three Months Ended
Performance Materials Segment	Apr. 3, 2022	Apr. 4, 2021	% Change
	(millions of dollars)
Net Sales
Household, Personal Care & Specialty Products	$142.5	$109.4	30%
Metalcasting	80.2	81.7	(2)%
Environmental Products	35.9	26.0	38%
Building Materials	13.5	13.8	(2)%
Total net sales	$272.1	$230.9	18%

Income from operations	$33.7	$29.8	13%
% of net sales	12.4%	12.9%

Net sales in the Performance Materials segment increased 18% to $272.1 million from $230.9 million in the prior year. Household, Personal Care & Specialty Products sales increased 30% to $142.5 million, as compared with $109.4 million in the prior year on continued strong demand for consumer-oriented products and as a result of the Normerica acquisition. Included in the net sales in the quarter are $27.7 million of net sales of Normerica.  Sales in Metalcasting decreased 2% from prior year primarily due to temporarily reduced demand in China.  Environmental Products sales increased 38%, on higher levels of project activity.  Building Materials sales declined 2%, primarily due to construction project labor availability in the Northwest U.S.

Income from operations was $33.7 million and 12.4% of sales, as compared to $29.8 million and 12.9% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases and operational efficiencies.

	Three Months Ended
Specialty Minerals Segment	Apr. 3, 2022	Apr. 4, 2021	% Change
	(millions of dollars)
Net Sales
Paper PCC	$96.8	$89.6	8%
Specialty PCC	24.2	20.4	19%
PCC Products	$121.0	$110.0	10%

Ground Calcium Carbonate	$26.5	$24.0	10%
Talc	15.6	13.8	13%
Processed Minerals Products	$42.1	$37.8	11%

Total net sales	$163.1	$147.8	10%

Income from operations	$18.4	$21.1	(13)%
% of net sales	11.3%	14.3%

Worldwide sales in the Specialty Minerals segment were $163.1 million, as compared with $147.8 million in the prior year, an increase of 10%.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 10% to $121.0 million from $110.0 million in the prior year on continued strong demand and higher pricing for paper, packaging, and specialty PCC applications.  Paper PCC sales increased 8% to $96.8 million from $89.6 million in the prior year.   Sales of Specialty PCC increased 19% to $24.2 million from $20.4 million in the prior year.

Net sales of Processed Minerals products increased 11% to $42.1 million due to continued strong demand for construction and consumer products as well as higher pricing. Ground Calcium Carbonate sales increased 10% to $26.5 million for the three month periods ending April 3, 2022 as compared to $24.0 million in the prior year.  Talc sales increased 13% to $15.6 million as compared with $13.8 million in the prior year.

Income from operations for Specialty Minerals was $18.4 million as compared with $21.1 million in the prior year and represented 11.3% of sales as compared with  14.3% of sale in the prior year.  Operating margins were impacted by the timing of contractual and negotiated price increases relative to continued inflationary cost increases.

	Three Months Ended
Refractories Segment	Apr. 3, 2022	Apr. 4, 2021	% Change
	(millions of dollars)
Net Sales
Refractory Products	$64.8	$58.8	10%
Metallurgical Products	19.1	15.1	26%
Total net sales	$83.9	$73.9	14%

Income from operations	$16.5	$12.0	38%
% of net sales	19.7%	16.2%

Net sales in the Refractories segment increased 14% to $83.9 million from $73.9 million in the prior year driven by the ramp up of new business as well as stable steel market conditions in Europe and North America. Sales of refractory products and systems to steel and other industrial applications increased 10% to $64.8 million and sales of metallurgical products increased 26% to $19.1 million.

Income from operations was $16.5 million and 19.7% of sales as compared with $12.0 million and 16.2% of sales in the prior year. Operating margins were strong, primarily driven by pricing actions and operational efficiencies.

Liquidity and Capital Resources

Cash provided from operations during the three months ended April 3, 2022, was approximately $0.3 million. First quarter cash from operations was significantly lower than prior year driven by a deliberate, strategic inventory build and the impact of higher pricing on accounts receivable. Cash flows provided from operations during the first three months of 2022 were principally used to fund capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2022 - $0.4 million; 2023 - $0.6 million; 2024 - $548.6 million; 2025 - $0.6 million; 2026 - $0.4 million; thereafter - $400.0 million.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of April 3, 2022, there were $$110.0 million in loans and $10.0 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of 2022.  The Company repaid $0.2 million remaining on these loans during the first three months of 2022.

The Company has a committed loan facility in Japan. As of April 3, 2022, $2.7 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.2 million on this facility during the first three months of 2022.

As of April 3, 2022, the Company had $25.8 million in uncommitted short-term bank credit lines, of which none were in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2022 should be between $80 million and $85 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 3, 2022 is a liability of $1.6 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at April 3, 2022 is an asset of $10.0 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of April 3, 2022, 405,405 shares have been repurchased under this program for $28.5 million, or an average price of approximately $70.29 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the three months ended April 3, 2022, there were no material changes in the Company’s contractual obligations.

At the current time, we are operating without any material impacts from the COVID-19 pandemic, and the pandemic is not having a materially negative impact to our consolidated results.  However, as we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, we cannot reasonably estimate any negative financial impact to our results in future periods.  We continue to generate operating cash flows to meet our short-term liquidity needs and continue to maintain access to capital markets. See “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in Exhibit 99 to this Quarterly Report on Form 10-Q, for additional risks to the Company related to the COVID-19 pandemic.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include the duration and scope of the COVID-19 pandemic, and government and other third-party responses to it; worldwide general economic, business, and industry conditions, including the effects of the COVID-19 pandemic on the global economy; the cyclicality of our customers’ businesses and their changing demands; the dependence of certain of our product lines on the commercial construction and infrastructure markets, the domestic building and construction markets, and the automotive market; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our PCC satellite operations; our ability to service our debt; the effects of changes to the LIBOR interests rates upon which certain of our borrowings are based; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations; increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; operating risks and capacity limitations affecting our production facilities; seasonality of some of our segments; cybersecurity and other threats relating to our information technology systems; and other risks set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

There have been no material changes to the critical accounting estimates that our accounting policies require us to make in the preparation of our consolidated financial statements, as described in the 2021 Annual Report on Form 10-K.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 3, 2022 is a liability of $1.6 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at April 3, 2022 is an asset of $10.0 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

Changes in Internal Control Over Financial Reporting

During 2021, we closed on the acquisition of Normerica and we excluded Normerica from the scope of management's report on internal control over financial reporting for the year ended December 31, 2021. We are in the process of integrating Normerica to our overall internal control over financial reporting and will include them in scope for the year ending December 31, 2022. This process may result in additions or changes to our internal control over financial reporting.

There were no other changes in the Company's internal controls over financial reporting during the quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 30	81,463	$72.23	246,345	$57,330,215
January 31 - February 27	88,927	$69.54	335,272	$51,146,157
February 28 - April 3	70,133	$66.19	405,405	$46,503,890
Total	240,523	$69.47

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of April 3, 2022, 405,405 shares have been repurchased under this program for $28.5 million, or an average price of approximately $70.29 per share.

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

April 29, 2022