Form 10-Q
period 2022-07-03
MINERALS TECHNOLOGIES INC
filed 2022-07-29
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

or

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

As of July 20, 2022, there were 32,594,693 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Net sales	$557.0	$455.6	$1,076.1	$908.2
Cost of goods sold	429.7	340.2	827.1	681.0
Production margin	127.3	115.4	249.0	227.2

Marketing and administrative expenses	48.8	46.4	97.6	94.4
Research and development expenses	5.0	4.9	10.1	9.9
Acquisition related transaction and integration costs	2.6	0.4	4.2	0.4
Litigation costs	1.5	—	1.5	—

Income from operations	69.4	63.7	135.6	122.5

Interest expense, net	(10.4)	(9.1)	(20.2)	(19.0)
Non-cash pension settlement charge	(1.5)	(2.2)	(1.5)	(2.2)
Other non-operating income (deductions), net	(1.2)	(0.1)	(1.6)	0.4
Total non-operating deductions, net	(13.1)	(11.4)	(23.3)	(20.8)

Income before tax and equity in earnings	56.3	52.3	112.3	101.7
Provision for taxes on income	11.4	9.8	22.6	18.7
Equity in earnings of affiliates, net of tax	0.6	0.5	0.7	1.0

Consolidated net income	45.5	43.0	90.4	84.0
Less:
Net income attributable to non-controlling interests	0.6	1.1	1.4	2.2
Net income attributable to Minerals Technologies Inc.	$44.9	$41.9	$89.0	$81.8

Earnings per share:

Basic:
Income attributable to Minerals Technologies Inc.	$1.37	$1.24	$2.70	$2.42

Diluted:
Income attributable to Minerals Technologies Inc.	$1.36	$1.23	$2.69	$2.41

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	32.8	33.7	33.0	33.8
Diluted	32.9	34.1	33.1	34.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Consolidated net income	$45.5	$43.0	$90.4	$84.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(51.3)	2.0	(59.4)	(26.9)
Pension and postretirement plan adjustments	2.3	4.3	3.4	6.8
Unrealized gains (losses) on derivative instruments	6.2	(1.0)	9.3	3.9
Total other comprehensive income (loss), net of tax	(42.8)	5.3	(46.7)	(16.2)
Total comprehensive income including non-controlling interests	2.7	48.3	43.7	67.8
Comprehensive (income) loss attributable to non-controlling interests	1.2	(1.3)	0.4	(1.9)
Comprehensive income attributable to Minerals Technologies Inc.	$3.9	$47.0	$44.1	$65.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Jul. 3, 2022*	Dec. 31, 2021 **
ASSETS

Current assets:
Cash and cash equivalents	$234.7	$299.5
Short-term investments	2.0	4.9
Accounts receivable, net	429.9	367.8
Inventories	339.9	297.7
Prepaid expenses and other current assets	61.0	58.6
Total current assets	1,067.5	1,028.5

Property, plant and equipment	2,289.4	2,296.4
Less accumulated depreciation and depletion	(1,236.2)	(1,247.3)
Property, plant and equipment, net	1,053.2	1,049.1
Goodwill	913.2	907.5
Intangible assets	247.9	251.6
Deferred income taxes	22.4	23.0
Other assets and deferred charges	98.9	114.5
Total assets	$3,403.1	$3,374.2

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$110.0	$80.0
Current maturities of long-term debt	0.8	0.8
Accounts payable	219.3	196.1
Other current liabilities	135.8	142.9
Total current liabilities	465.9	419.8

Long-term debt, net of unamortized discount and deferred financing costs	939.3	936.2
Deferred income taxes	190.8	188.1
Accrued pension and post-retirement benefits	107.3	114.3
Other non-current liabilities	122.9	136.3
Total liabilities	1,826.2	1,794.7

Shareholders' equity:
Common stock	4.9	4.9
Additional paid-in capital	478.1	474.2
Retained earnings	2,254.7	2,168.9
Accumulated other comprehensive loss	(378.5)	(333.6)
Less common stock held in treasury	(815.8)	(775.1)

Total Minerals Technologies Inc. shareholders' equity	1,543.4	1,539.3
Non-controlling interests	33.5	40.2
Total shareholders' equity	1,576.9	1,579.5
Total liabilities and shareholders' equity	$3,403.1	$3,374.2

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021

Operating Activities:

Consolidated net income	$90.4	$84.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.9	47.3
Non-cash pension settlement charge	1.5	2.2
Reduction of right of use asset	6.2	6.2
Other non-cash items	10.5	7.1
Pension plan funding	(2.3)	(4.2)
Net changes in operating assets and liabilities	(121.0)	(24.6)
Net cash provided by operating activities	33.2	118.0

Investing Activities:

Purchases of property, plant and equipment, net	(40.2)	(39.8)
Acquisition of business, net of cash acquired	(22.3)	—
Proceeds from sale of assets	0.3	0.3
Proceeds from sale of short-term investments	5.5	3.7
Purchases of short-term investments	(2.0)	(5.1)
Other investing activities	1.6	0.8
Net cash used in investing activities	(57.1)	(40.1)

Financing Activities:

Repayment of long-term debt	(0.5)	(0.8)
Proceeds from short-term debt	30.0	0.5
Purchase of common stock for treasury	(40.7)	(36.9)
Proceeds from issuance of stock under option plan	1.1	10.4
Excess tax benefits related to stock incentive programs	(3.3)	(2.8)
Dividends paid to non-controlling interests	(6.3)	(0.6)
Cash dividends paid	(3.3)	(3.4)
Net cash provided by (used in) financing activities	(23.0)	(33.6)

Effect of exchange rate changes on cash and cash equivalents	(17.9)	(8.4)

Net increase (decrease) in cash and cash equivalents	(64.8)	35.9
Cash and cash equivalents at beginning of period	299.5	367.7
Cash and cash equivalents at end of period	$234.7	$403.6

Supplemental disclosure of cash flow information:
Interest paid	$29.7	$28.1
Income taxes paid	$24.4	$23.6

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.7	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive income (loss)	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

Net income	—	—	44.9	—	—	0.6	45.5
Other comprehensive loss	—	—	—	(40.9)	—	(1.9)	(42.8)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(6.2)	(6.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Purchase of common stock for treasury	—	—	—	—	(24.0)	—	(24.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 3, 2022	$4.9	$478.1	$2,254.7	$(378.5)	$(815.8)	$33.5	$1,576.9

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	39.9	—	—	1.1	41.0
Other comprehensive loss	—	—	—	(21.0)	—	(0.5)	(21.5)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	5.8	—	—	—	—	5.8
Purchase of common stock for treasury	—	—	—	—	(20.0)	—	(20.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of April 4, 2021	$4.9	$459.3	$2,049.5	$(329.3)	$(720.4)	$38.4	$1,502.4

Net income	—	—	41.9	—	—	1.1	43.0
Other comprehensive income	—	—	—	5.0	—	0.3	5.3
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.6)	(0.6)
Issuance of shares pursuant to employee stock compensation plans	—	4.6	—	—	—	—	4.6
Purchase of common stock for treasury	—	—	—	—	(16.9)	—	(16.9)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 4, 2021	$4.9	$466.7	$2,089.7	$(324.3)	$(737.3)	$39.2	$1,538.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended July 3, 2022 and July 4, 2021:

(millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Household, Personal Care & Specialty Products	$140.1	$102.6	$282.6	$212.0
Metalcasting	88.8	80.5	169.0	162.2
Environmental Products	54.4	39.9	90.3	65.9
Building Materials	16.3	15.4	29.8	29.2
Performance Materials	299.6	238.4	571.7	469.3

Paper PCC	91.9	85.8	188.7	175.4
Specialty PCC	28.0	18.5	52.2	38.9
Ground Calcium Carbonate	28.9	25.5	55.4	49.5
Talc	15.5	12.9	31.1	26.7
Specialty Minerals	164.3	142.7	327.4	290.5

Refractory Products	70.2	58.0	135.0	116.8
Metallurgical Products	22.9	16.5	42.0	31.6
Refractories	93.1	74.5	177.0	148.4

Total	$557.0	$455.6	$1,076.1	$908.2

Note  3.  Acquisitions

Normerica Inc.

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

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of July 3, 2022, the purchase price allocation remains preliminary as the Company completes its assessment of property, certain reserves, legal and tax matters, obligations, intangible assets and deferred taxes, as well as completes its review of Normerica’s existing accounting policies.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the Company's preliminary purchase price allocation for the Normerica acquisition as previously reported on the Company's Form 10-K for the year ended December 31, 2021.  There have been no changes to the purchase price allocation during the period ended July 3, 2022.

(millions of dollars)	Preliminary Allocation Previously Reported on Form 10-K as of July 3, 2022

Accounts receivable	$8.4
Inventories	5.1
Other current assets	1.4
Property, plant and equipment	21.2
Goodwill	104.5
Intangible assets	68.1
Total assets acquired	208.7
Accounts payable	12.8
Accrued expenses	8.4
Total liabilities assumed	21.2
Net assets acquired	$187.5

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Normerica businesses and will be allocated to the Performance Materials segment.  The allocation was completed during the third quarter of 2022.

Intangible assets acquired mainly include tradenames and customer relationships. Tradenames have an estimated useful life of approximately 15 years and customer relationships have an estimated useful life of approximately 20 years.

The Company incurred $2.6 million and $4.2 million of acquisition related transaction and integration costs during the three and six-month periods ended July 3, 2022 and $0.4 million in the three and six-months period ended July 4, 2021, which are reflected within the acquisition-related expense line of the Condensed Consolidated Statements of Income.

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet"), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as provides additional mineral reserves.  The purchase price was $28.0 million and acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.3 million. The results of Concept Pet are included in our Performance Materials segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company has recorded goodwill of $9.2 million and intangible assets of $4.3 million relating to this acquisition.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Net income attributable to Minerals Technologies Inc.	$44.9	$41.9	$89.0	$81.8

Weighted average shares outstanding	32.8	33.7	33.0	33.8
Dilutive effect of stock options and stock units	0.1	0.4	0.1	0.2
Weighted average shares outstanding, adjusted	32.9	34.1	33.1	34.0

Basic earnings per share attributable to Minerals Technologies Inc.	$1.37	$1.24	$2.70	$2.42

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.36	$1.23	$2.69	$2.41

Of the options outstanding of 1,524,368 and 1,415,684 for the three-month and six-month periods ended July 3, 2022 and July 4, 2021, respectively, options to purchase 728,322 shares and 253,895 shares of common stock for the three-month and six-month periods ending July 3, 2022 and July 4, 2021, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

At July 3, 2022, the Company had $1.9 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2022.

The following table is a reconciliation of our restructuring liability balance as of July 3, 2022:

(millions of dollars)
Restructuring liability, December 31, 2021	$2.2
Additional provision	—
Cash payments	(0.3)
Restructuring liability, July 3, 2022	$1.9

Note 6.  Income Taxes

Provision for taxes was $11.4 million and $22.6 million during the three-month and six-month periods ended July 3, 2022.  Provision for taxes was $9.8 million and $18.7 million for the three-month and six-month periods ended July 4, 2021.  The effective tax rate was 20.2% for the three months ended July 3, 2022 as compared with 18.7% for the three months ended July 4, 2021.  The effective tax rate was 20.1% for the six months ended July 3, 2022, as compared with 18.4% for the six months ended July 4, 2021.  The higher tax rate was primarily due to a deferred tax benefit resulting from a foreign country rate change in the prior year.

As of July 3, 2022, the Company had approximately $5.0 million of total unrecognized income tax benefits. Included in this amount were a total of $3.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million during the three-month period ended July 3, 2022  and an accrued balance of $1.1 million of interest and penalties as of July 3, 2022.

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

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Jul. 3, 2022	Dec. 31, 2021

Raw materials	$167.6	$136.6
Work-in-process	14.3	10.7
Finished goods	105.9	99.4
Packaging and supplies	52.1	51.0
Total inventories	$339.9	$297.7

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $913.2 million and $907.5 million as of July 3, 2022 and December 31, 2021, respectively.  The net change in goodwill from December 31, 2021 to July 3, 2022 is primarily attributable to the purchase of Concept Pet (see Note 3 to the Condensed Consolidated Financial Statements) and effects of foreign exchange.

Intangible assets subject to amortization as of July 3, 2022 and December 31, 2021 were as follows:

		July 3, 2022		December 31, 2021
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	34	$221.5	$48.6	$221.6	$44.9
Technology	13	18.8	12.0	18.8	11.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	77.6	9.4	75.2	7.9
	29	$324.3	$76.4	$322.0	$70.4

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $6.4 million for the remainder of 2022, $51.2 million for 2023–2026 and $190.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $0.1 million at July 3, 2022 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders' equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $16.7 million at July 3, 2022 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Jul. 3, 2022	December 31, 2021

Term Loan Facility-Variable Tranche due February 14, 2024, net of unamortized discount and deferred financing costs of $6.9 million and $8.8 million	$541.1	$539.2
Senior Notes due 2028, net of unamortized deferred financing costs of $5.1 million and $5.4 million	394.9	394.6
Netherlands Term Loan due 2022	—	0.2
Japan Loan Facilities	2.2	3.0
Austria Term Loan due 2027	1.4	—
Slovakia Term Loan due 2025	0.5	—
Total	940.1	937.0
Less: Current maturities	0.8	0.8
Total long-term debt	$939.3	$936.2

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

The credit agreement contains certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of  3.50 to 1.00 for the four fiscal quarters preceding such day.  As of July 3, 2022, there were $110.0 million in loans and $10.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility throughout the period covered by this report.

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

The Company has a committed loan facility in Japan. As of July 3, 2022, $2.2 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.3 million on this facility during the first six months of 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one which matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of July 3, 2022, the Company had $25.2 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Service cost	$1.8	$2.0	$3.6	$4.0
Interest cost	2.3	2.0	4.7	4.0
Expected return on plan assets	(5.7)	(5.4)	(11.4)	(10.8)
Amortization:
Prior service cost	—	0.1	0.1	0.2
Recognized net actuarial loss	1.6	3.6	3.1	7.0
Settlement loss	1.5	2.2	1.5	2.2
Net periodic benefit cost	$1.5	$4.5	$1.6	$6.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Post-Retirement Benefits
	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Service cost	$—	$0.1	$—	$0.1
Interest cost	—	—	—	—
Amortization:
Recognized net actuarial (gain) loss	(0.1)	(0.2)	(0.2)	(0.4)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.3)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.1 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2022. As of July 3, 2022, $2.2 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Amortization of pension items:
Pre-tax amount	$3.0	$5.7	$4.5	$9.0
Tax	(0.7)	(1.4)	(1.1)	(2.2)
Net of tax	$2.3	$4.3	$3.4	$6.8

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2021	$(269.8)	$(69.6)	$5.8	$(333.6)

Other comprehensive income (loss) before reclassifications	(57.6)	—	9.3	(48.3)
Amounts reclassified from AOCI	—	3.4	—	3.4
Net current period other comprehensive income (loss)	(57.6)	3.4	9.3	(44.9)
Balance as of July 3, 2022	$(327.4)	$(66.2)	$15.1	$(378.5)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Contingencies

The Company is party to a number of  lawsuits arising in the normal course of our business. Certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for exposure to asbestos containing materials related to our talc products and operations. As of July 3, 2022, we had 420 open asbestos cases, which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any.  We are unable to state an amount or range of amounts claimed in any of the lawsuits because state court pleading practices do not require identifying the amount of the claimed damage. While the cost to the Company for the defense of these cases has increased concurrently with the volume, the majority of these costs, excluding cases against our subsidiaries AMCOL International Corporation or American Colloid Company, which we acquired in 2014, are reimbursed by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities related to sales prior to the initial public offering. At this time, management anticipates that the amount of the Company’s liability, if any, and the cost of defending such claims, will not have a material effect on its financial position or results of operations.

Note 14.  Segment and Related Information

The Company has three reportable segments: Performance Materials, Specialty Minerals and Refractories.  See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended July 3, 2022 and July 4, 2021 is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Net Sales
Performance Materials	$299.6	$238.4	$571.7	$469.3
Specialty Minerals	164.3	142.7	327.4	290.5
Refractories	93.1	74.5	177.0	148.4
Total	$557.0	$455.6	$1,076.1	$908.2

Income from Operations
Performance Materials	$36.9	$34.7	$70.6	$64.5
Specialty Minerals	20.2	20.0	38.6	41.1
Refractories	16.2	11.7	32.7	23.7
Total	$73.3	$66.4	$141.9	$129.3

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Income from operations for reportable segments	$73.3	$66.4	$141.9	$129.3
Acquisition related transaction and integration costs	(2.6)	(0.4)	(4.2)	(0.4)
Litigation costs	(1.5)	—	(1.5)	—
Unallocated and other corporate expenses	0.2	(2.3)	(0.6)	(6.4)
Consolidated income from operations	69.4	63.7	135.6	122.5
Non-operating deductions, net	(13.1)	(11.4)	(23.3)	(20.8)
Income before tax and equity in earnings	$56.3	$52.3	$112.3	$101.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's sales by product category are as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	Jul. 3, 2022	Jul. 4, 2021

Household, Personal Care & Specialty Products	$140.1	$102.6	$282.6	$212.0
Metalcasting	88.8	80.5	169.0	162.2
Environmental Products	54.4	39.9	90.3	65.9
Building Materials	16.3	15.4	29.8	29.2
Paper PCC	91.9	85.8	188.7	175.4
Specialty PCC	28.0	18.5	52.2	38.9
Ground Calcium Carbonate	28.9	25.5	55.4	49.5
Talc	15.5	12.9	31.1	26.7
Refractory Products	70.2	58.0	135.0	116.8
Metallurgical Products	22.9	16.5	42.0	31.6
Total	$557.0	$455.6	$1,076.1	$908.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of July 3, 2022, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 3, 2022 and July 4, 2021, the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2022 and July 4, 2021, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended July 3, 2022 and April 3, 2022 and July 4, 2021 and April 4, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 29, 2022

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2022 were $557.0 million, an increase of 22% as compared with $455.6 million in the prior year. Included in sales for the second quarter of 2022 were $4.1 million in sales related to our acquisition of Concept Pet in the second quarter of 2022 and $29.2 million related to our Normerica acquisition in the third quarter of 2021. Foreign exchange had an unfavorable impact on sales of approximately $21 million, or 5 percentage points as compared with prior year.  Income from operations was $69.4 million and represented 12.5% of sales, as compared with $63.7 million and 14.0% of sales in the prior year.  Included in income from operations for the second quarter of 2022, were $2.6 million of acquisition related transaction and integration costs and $1.5 million in litigation costs. Net income was $44.9 million, as compared to $41.9 million in the second quarter of 2021.  Diluted earnings in the second quarter ended July 3, 2022 were $1.36 per share, as compared with $1.23 per share in the second quarter of 2021.

Second quarter 2022 results were strong with sales and operating income growth in each of our segments as demand in many of our end markets continue to improve. The Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, geographic penetration and growth from acquisitions.

On April 29, 2022, the Company completed the acquisition of Concept Pet, a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as provides additional mineral reserves.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $236.7 million as of July 3, 2022 and the Company had more than $400 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three months ended July 3, 2022 as compared with three months ended July 4, 2021

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	% Change

Net sales	$557.0	$455.6	22%
Cost of sales	429.7	340.2	26%
Production margin	127.3	115.4	10%
Production margin %	22.9%	25.3%

Marketing and administrative expenses	48.8	46.4	5%
Research and development expenses	5.0	4.9	2%
Acquisition related transaction and integration costs	2.6	0.4	*
Litigation costs	1.5	—	*

Income from operations	69.4	63.7	9%
Operating margin %	12.5%	14.0%

Interest expense, net	(10.4)	(9.1)	14%
Non-cash pension settlement charge	(1.5)	(2.2)	(32)%
Other non-operating deductions, net	(1.2)	(0.1)	*
Total non-operating deductions, net	(13.1)	(11.4)	15%

Income before tax and equity in earnings	56.3	52.3	8%
Provision for taxes on income	11.4	9.8	16%
Effective tax rate	20.2%	18.7%

Equity in earnings of affiliates, net of tax	0.6	0.5	20%

Consolidated net income	45.5	43.0	6%

Net income attributable to non-controlling interests	0.6	1.1	(45)%
Net income attributable to Minerals Technologies Inc.	$44.9	$41.9	7%

* Not meaningful

Net Sales

	Three Months Ended Jul. 3, 2022			Three Months Ended Jul. 4, 2021
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$303.1	54.4%	26%	$239.9	52.7%
International	253.9	45.6%	18%	215.7	47.3%
Total sales	$557.0	100.0%	22%	$455.6	100.0%

Performance Materials Segment	$299.6	53.8%	26%	$238.4	52.3%
Specialty Minerals Segment	164.3	29.5%	15%	142.7	31.3%
Refractories Segment	93.1	16.7%	25%	74.5	16.4%
Total sales	$557.0	100.0%	22%	$455.6	100.0%

Worldwide net sales increased 22% to $557.0 million in the second quarter from $455.6 million in the prior year. Included in the net sales in the quarter are $29.2 million of net sales for Normerica and $4.1 million of net sales for Concept Pet. Foreign exchange had an unfavorable impact on sales of $21 million or 5 percentage points.  The increase in sales was primarily due to strong demand across all segments and continued pricing actions.

Net sales in the United States were $303.1 million in the second quarter of 2022, as compared to $239.9 million in the prior year, an increase of 26%.  International sales increased 18% to $253.9 million from $215.7 million in the prior year.

Operating Costs and Expenses

Cost of sales was $429.7 million and represented 77.1% of sales for the three month period ended July 3, 2022, as compared with $340.2 million and 74.7% of sales in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Production margin decreased from 25.3% of sales in the prior year to 22.9% of sales in the second quarter of 2022.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $48.8 million and 8.8% of sales for the three months ended July 3, 2022, as  compared to $46.4 million and 10.2% of sales in the prior year.

Research and development expenses were $5.0 million and represented 0.9% of sales for the three months ended July 3, 2022, as compared with $4.9 million and 1.1% of sales in the prior year.

The Company recorded $2.6 million of acquisition related transaction and integration costs during the three months ended July 3, 2022.  In addition, the Company recorded $1.5 million of litigation costs during the three months ended July 3, 2022.

The Company recorded $0.4 million of acquisition related transaction and integration costs during the three months ended July 4, 2021.

Income from Operations

The Company recorded income from operations of $69.4 million as compared to $63.7 million in the prior year.  Operating income during the three months ended July 3, 2022 includes $2.6 million of acquisition related transaction and integration costs and $1.5 million of litigation costs.

Other Non-Operating Income (Deductions), net

In the second quarter of 2022, non-operating deductions were $13.1 million, as compared with $11.4 million in the prior year.  Included in other non-operating deductions in the second quarter of 2022 was net interest expense of $10.4 million, as compared to $9.1 million in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $11.4 million and $9.8 million for the three months ended July 3, 2022 and July 4, 2021, respectively.  The effective tax rate was 20.2% and 18.7% for the three months ended July 3, 2022 and July 4, 2021, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $44.9 million for the three months ended July 3, 2022, as compared with $41.9 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Three Months Ended
Performance Materials Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Household, Personal Care & Specialty Products	$140.1	$102.6	37%
Metalcasting	88.8	80.5	10%
Environmental Products	54.4	39.9	36%
Building Materials	16.3	15.4	6%
Total net sales	$299.6	$238.4	26%

Income from operations	$36.9	$34.7	6%
% of net sales	12.3%	14.6%

Net sales in the Performance Materials segment increased 26% to $299.6 million from $238.4 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $12 million or 5 percentage points. Household, Personal Care & Specialty Products sales increased 37% to $140.1 million, as compared with $102.6 million in the prior year on continued strong demand for consumer-oriented products and as a result of the Normerica and Concept Pet acquisitions.  Included in the net sales in the quarter are $29.2 million of net sales of Normerica and $4.1 million of net sales of Concept Pet.  Sales in Metalcasting increased 10% as stronger sales in North America offset continued softer demand in China due to COVID-19 related lockdowns.  Environmental Products sales increased 36% and Building Materials sales increased 6%, primarily due to higher levels of project activity and favorable seasonality.

Income from operations was $36.9 million and 12.3% of sales, as compared to $34.7 million and 14.6% of sales in the prior year.  Included in income from operations for the three months ended July 3, 2022 were $2.0 million of acquisition related transaction and integration costs.  Margin was impacted by the timing of pricing actions relative to cost increases and operational efficiencies.

	Three Months Ended
Specialty Minerals Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Paper PCC	$91.9	$85.8	7%
Specialty PCC	28.0	18.5	51%
PCC Products	$119.9	$104.3	15%

Ground Calcium Carbonate	$28.9	$25.5	13%
Talc	15.5	12.9	20%
Processed Minerals Products	$44.4	$38.4	16%

Total net sales	$164.3	$142.7	15%

Income from operations	$20.2	$20.0	1%
% of net sales	12.3%	14.0%

Worldwide sales in the Specialty Minerals segment were $164.3 million, as compared with $142.7 million in the prior year, an increase of 15%.  Foreign exchange had an unfavorable impact on sales of $4 million or 3 percentage points.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 15% to $119.9 million from $104.3 million in the prior year on continued strong demand and higher pricing for paper, packaging, and specialty PCC applications.  Paper PCC sales increased 7% to $91.9 million from $85.8 million in the prior year.   Sales of Specialty PCC increased 51% to $28.0 million from $18.5 million in the prior year.

Net sales of Processed Minerals products increased 16% to $44.4 million due to continued strong demand for construction and consumer products as well as higher pricing. Ground Calcium Carbonate sales increased 13% to $28.9 million for the three month period ending July 3, 2022 as compared to $25.5 million in the prior year.  Talc sales increased 20% to $15.5 million as compared with $12.9 million in the prior year.

Income from operations for Specialty Minerals was $20.2 million as compared with $20.0 million in the prior year and represented 12.3% of sales as compared with 14.0% of sale in the prior year.  Operating margins were impacted by the timing of contractual and negotiated price increases relative to continued inflationary cost increases.

	Three Months Ended
Refractories Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Refractory Products	$70.2	$58.0	21%
Metallurgical Products	22.9	16.5	39%
Total net sales	$93.1	$74.5	25%

Income from operations	$16.2	$11.7	38%
% of net sales	17.4%	15.7%

Net sales in the Refractories segment increased 25% to $93.1 million from $74.5 million in the prior year. Foreign exchange had an unfavorable impact on sales of $5 million or 6 percentage points. The increase in sales was driven by the ramp up of new business as well as stable steel market conditions in Europe and North America. Sales of refractory products and systems to steel and other industrial applications increased 21% to $70.2 million and sales of metallurgical products increased 39% to $22.9 million.

Income from operations was $16.2 million and 17.4% of sales as compared with $11.7 million and 15.7% of sales in the prior year.  Operating margins were strong, primarily driven by pricing actions and operational efficiencies.

Six months ended July 3, 2022 as compared with six months ended July 4, 2021

Consolidated Income Statement Review

	Six Months Ended
(millions of dollars)	Jul. 3, 2022	Jul. 4, 2021	% Change

Net sales	$1,076.1	$908.2	18%
Cost of sales	827.1	681.0	21%
Production margin	249.0	227.2	10%
Production margin %	23.1%	25.0%

Marketing and administrative expenses	97.6	94.4	3%
Research and development expenses	10.1	9.9	2%
Acquisition related transaction and integration costs	4.2	0.4	*
Litigation costs	1.5	—	*

Income from operations	135.6	122.5	11%
Operating margin %	12.6%	13.5%

Interest expense, net	(20.2)	(19.0)	6%
Non-cash pension settlement charge	(1.5)	(2.2)	(32)%
Other non-operating income (deductions), net	(1.6)	0.4	*
Total non-operating deductions, net	(23.3)	(20.8)	12%

Income before tax and equity in earnings	112.3	101.7	10%
Provision for taxes on income	22.6	18.7	21%
Effective tax rate	20.1%	18.4%

Equity in earnings of affiliates, net of tax	0.7	1.0	(30)%

Consolidated net income	90.4	84.0	8%

Net income attributable to non-controlling interests	1.4	2.2	(36)%
Net income attributable to Minerals Technologies Inc.	$89.0	$81.8	9%
* Not meaningful

Net Sales

	Six Months Ended Jul. 3, 2022			Six Months Ended Jul. 4, 2021
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$572.8	53.2%	23%	$467.4	51.5%
International	503.3	46.8%	14%	440.8	48.5%
Total sales	$1,076.1	100.0%	18%	$908.2	100.0%

Performance Materials Segment	$571.7	53.1%	22%	$469.3	51.7%
Specialty Minerals Segment	327.4	30.4%	13%	290.5	32.0%
Refractories Segment	177.0	16.5%	19%	148.4	16.3%
Total sales	$1,076.1	100.0%	18%	$908.2	100.0%

Total sales increased 18% from the previous year to $1,076.1 million.  Included in the net sales for the year are $56.9 million of net sales of Normerica and $4.1 million of net sales of Concept Pet.  Foreign exchange had an unfavorable impact on sales of approximately $37 million or 4%.

Net sales in the United States increased to $572.8 million from $467.4 million in the prior year, an increase of 23%. International sales increased by 14% to $503.3 million from $440.8 million in the prior year.

Operating Costs and Expenses

Cost of sales increased 21% from the prior year and was 76.9% of sales, as compared with 75.0% in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Gross margin decreased to 23.1% of sales as compared with 25.0% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $97.6 million and 9.1% of sales compared to $94.4 million and 10.4% of sales in the prior year.

Research and development expenses were $10.1 million and represented 0.9% of sales for the six months ended July 3, 2022 as compared with $9.9 million and 1.1% of sales in the prior year.

The Company recorded $4.2 million of acquisition related transaction and integration costs during the six months ended July 3, 2022.  In addition, the Company recorded $1.5 million of litigation costs during the six months ended July 3, 2022.

The Company recorded $0.4 million of acquisition related transaction and integration costs for the six months ended July 4, 2021.

Income from Operations

The Company recorded income from operations of $135.6 million, as compared to $122.5 million in the prior year.  Operating income was 12.6% and 13.5% of sales for the six months ended July 3, 2022 and July 4, 2021, respectively.  Operating income during the six months ended July 3, 2022 and July 4, 2021 includes $4.2 million and $0.4 million of acquisition related transaction and integration costs, respectively.  In addition, operating income during the six months ended July 3, 2022 includes $1.5 million of litigation costs.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $23.3 million for the six months ended July 3, 2022, as compared with $20.8 million in the prior year.  Included in non-operating deductions for the six months ended July 3, 2022 is $20.2 million of net interest expense and a $1.5 million non-cash pension settlement charge. Included in non-operating deductions for the six months ended July 4, 2021  was $19.0 million of net interest expense and a $2.2 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes was $22.6 million as compared to $18.7 million in the prior year.  The effective tax rate was 20.1% as compared to 18.4% in the prior year.  The higher tax rate was primarily due to a deferred tax benefit resulting from a foreign currency rate change in the prior year.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $89.0 million during the six months ended July 3, 2022, as compared with $81.8 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Six Months Ended
Performance Materials Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Household, Personal Care & Specialty Products	$282.6	$212.0	33%
Metalcasting	169.0	162.2	4%
Environmental Products	90.3	65.9	37%
Building Materials	29.8	29.2	2%
Total net sales	$571.7	$469.3	22%

Income from operations	$70.6	$64.5	9%
% of net sales	12.3%	13.7%

Net sales in the Performance Materials segment increased 22% to $571.7 million from $469.3 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $23 million or 5%.  Household, Personal Care & Specialty Products increased 33% to $282.6 as compared to $212.0 million in the prior year as a result of continued strong demand for consumer-oriented products and the acquisitions of Normerica and Concept Pet. Included in the net sales for the year are $56.9 million of net sales of Normerica and $4.1 million of net sales of Concept Pet. Sales in Metalcasting increased 4% to $169.0 million as strong foundry demand in North America offset the softer demand in China due to COVID-19 related lockdowns.  Environmental Products sales and Building Materials increased 37% and 2%, respectively, due to increased project activity.

Income from operations was $70.6 million and 12.3% of sales as compared to $64.5 million and 13.7% of sales in the prior year due higher volume from increased demand.  Included in income from operations for the six months ended July 3, 2022 were $3.0 million of acquisition related transaction and integration costs.

	Six Months Ended
Specialty Minerals Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Paper PCC	$188.7	$175.4	8%
Specialty PCC	52.2	38.9	34%
PCC Products	$240.9	$214.3	12%

Ground Calcium Carbonate	$55.4	$49.5	12%
Talc	31.1	26.7	16%
Processed Minerals Products	$86.5	$76.2	14%

Total net sales	$327.4	$290.5	13%

Income from operations	$38.6	$41.1	(6)%
% of net sales	11.8%	14.1%

Worldwide sales in the Specialty Minerals segment were $327.4 million, as compared with $290.5 million in the prior year, an increase of 13%.  Foreign exchange had an unfavorable impact on sales of approximately $7 million or 2%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 12% to $240.9 million from $214.3 million in the prior year on continued strong demand and higher pricing for paper, packaging, and specialty PCC applications.  Paper PCC sales increased 8% to $188.7 million from $175.4 million in the prior year. Sales of Specialty PCC products increased 34% to $52.2 million from $38.9 million in the prior year.

Net sales of Processed Minerals products increased 14% to $86.5 million from $76.2 million in the prior year due to strength in residential construction and automotive markets.  Ground Calcium Carbonate sales increased 12% to $55.4 million from $49.5 million in the prior year.  Talc sales increased 16%  to $31.1 million from $26.7 million.

Income from operations was $38.6 million and 11.8% of net sales as compared to $41.1 million and 14.1% of sales in the prior year.  Operating margins were impacted by the timing of contractual and negotiated price increases relative to continued inflationary cost increases.

	Six Months Ended
Refractories Segment	Jul. 3, 2022	Jul. 4, 2021	% Change
	(millions of dollars)
Net Sales
Refractory Products	$135.0	$116.8	16%
Metallurgical Products	42.0	31.6	33%
Total net sales	$177.0	$148.4	19%

Income from operations	$32.7	$23.7	38%
% of net sales	18.5%	16.0%

Net sales in the Refractories segment increased 19% to $177.0 million from $148.4 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $7 million or 5%.  The growth in sales was driven by the ramp up of new business as well as stable steel market conditions in Europe and North America. Sales of refractory products and systems to steel and other industrial applications increased 16% to $135.0 million from $116.8 million and sales of metallurgical products increased 33% to $42.0 million from $31.6 million in the prior year.

Income from operations was $32.7 million and 18.5% of sales as compared with $23.7 million and 16.0% of sales in the prior year.  Operating margins were strong, primarily driven by pricing actions and operational efficiencies.

Liquidity and Capital Resources

Cash provided from operations during the six months ended July 3, 2022, was approximately $33.2 million. Cash from operations in the first half of 2022 was significantly lower than prior year driven by a deliberate, strategic inventory build and the impact of higher pricing on accounts receivable. Cash flows provided from operations during the first six months of 2022 were principally used to fund acquisitions and capital expenditures, repurchase shares and to pay the Company's dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2022 - $0.7 million; 2023 - $0.8 million; 2024 - $548.8 million; 2025 - $0.8 million; 2026 - $0.7 million; thereafter - $400.3 million.

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

The credit agreement and the Notes contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions. In addition, the credit agreement contains a financial covenant that requires the Company, if on the last day of any fiscal quarter loans or letters of credit were outstanding under the Revolving Facility (excluding up to $25 million of letters of credit), to maintain a maximum net leverage ratio (as defined in the credit agreement) of 3.50 to 1.00 for the four fiscal quarter periods preceding such day. As of July 3, 2022, there were $$110.0 million in loans and $10.4 million in letters of credit outstanding under the Revolving Facility.  The Company is in compliance with all the covenants associated with the Revolving Facility as of the end of the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of 2022.  The Company repaid $0.2 million remaining on these loans during the first three and six months of 2022.

The Company has a committed loan facility in Japan. As of July 3, 2022, $2.2 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.3 million on this facility during the first half of 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one which matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of July 3, 2022, the Company had $25.2 million in uncommitted short-term bank credit lines, of which none were in use.  The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2022 should be between $80 million and $85 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at July 3, 2022 is an asset of $0.1 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at July 3, 2022 is an asset of $16.7 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of July 3, 2022, 782,597 shares have been repurchased under this program for $52.5 million, or an average price of approximately $67.09 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the six months ended July 3, 2022, there were no material changes in the Company’s contractual obligations.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at July 3, 2022 is an asset of $0.1 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at July 3, 2022 is an asset of $16.7 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

There were no other changes in the Company's internal controls over financial reporting during the quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 4 - May 1	120,050	$63.14	525,455	$38,923,572
May 2 - May 29	122,492	$65.03	647,947	$30,958,392
May 30 - July 3	134,650	$62.85	782,597	$22,495,138
Total	377,192	$63.65

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  As of July 3, 2022, 782,597 shares have been repurchased under this program for $52.5 million, or an average price of approximately $67.09 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title
10.1	Amendment to Minerals Technologies Inc. Savings and Investment Plan, dated May 25, 2022
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company's principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contain in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

	By:	/s/ Matthew E. Garth
Matthew E. Garth
Senior Vice President, Finance and Treasury,
Chief Financial Officer

July 29, 2022