Form 10-Q
period 2022-10-02
MINERALS TECHNOLOGIES INC
filed 2022-10-28
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

or

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

As of October 20, 2022, there were 32,450,263 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of October 2, 2022 (Unaudited) and December 31, 2021	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2022 and October 3, 2021 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended October 2, 2022, July 3, 2022 and April 3, 2022 and October 3, 2021, July 4, 2021 and April 4, 2021 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Default Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signature		35

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions of dollars, except per share data)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Net sales	$541.9	$473.2	$1,617.9	$1,381.4
Cost of goods sold	423.6	359.9	1,250.6	1,040.9
Production margin	118.3	113.3	367.3	340.5

Marketing and administrative expenses	46.0	45.5	143.6	139.9
Research and development expenses	5.1	4.6	15.2	14.5
Acquisition related transaction and integration costs	0.5	1.5	4.7	1.9
Litigation costs	31.1	—	32.6	—
Restructuring and other items, net	—	1.1	—	1.1

Income from operations	35.6	60.6	171.2	183.1

Interest expense, net	(11.0)	(9.2)	(31.2)	(28.2)
Debt extinguishment expenses	(6.9)	—	(6.9)	—
Non-cash pension settlement charge	(0.2)	(0.8)	(1.7)	(3.0)
Other non-operating income (deductions), net	(0.4)	(0.1)	(2.0)	0.3
Total non-operating deductions, net	(18.5)	(10.1)	(41.8)	(30.9)

Income before tax and equity in earnings	17.1	50.5	129.4	152.2
Provision for taxes on income	3.2	8.9	25.8	27.6
Equity in earnings of affiliates, net of tax	0.7	0.8	1.4	1.8

Consolidated net income	14.6	42.4	105.0	126.4
Less:
Net income attributable to non-controlling interests	1.2	1.0	2.6	3.2
Net income attributable to Minerals Technologies Inc.	$13.4	$41.4	$102.4	$123.2

Earnings per share:

Basic:
Income attributable to Minerals Technologies Inc.	$0.41	$1.24	$3.12	$3.66

Diluted:
Income attributable to Minerals Technologies Inc.	$0.41	$1.22	$3.11	$3.63

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	32.5	33.5	32.8	33.7
Diluted	32.6	33.8	32.9	33.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Consolidated net income	$14.6	$42.4	$105.0	$126.4
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(52.0)	(14.9)	(111.5)	(41.8)
Pension and postretirement plan adjustments	0.9	2.2	4.3	9.0
Unrealized gains (losses) on derivative instruments	7.1	2.6	16.4	6.5
Total other comprehensive loss, net of tax	(44.0)	(10.1)	(90.8)	(26.3)
Total comprehensive income (loss) including non-controlling interests	(29.4)	32.3	14.2	100.1
Comprehensive (income) loss attributable to non-controlling interests	(0.1)	(1.1)	0.3	(3.0)
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$(29.5)	$31.2	$14.5	$97.1

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Oct. 2, 2022*	Dec. 31, 2021 **
ASSETS

Current assets:
Cash and cash equivalents	$224.1	$299.5
Short-term investments	2.3	4.9
Accounts receivable, net	430.6	367.8
Inventories	344.6	297.7
Prepaid expenses and other current assets	71.9	58.6
Total current assets	1,073.5	1,028.5

Property, plant and equipment	2,251.7	2,296.4
Less accumulated depreciation and depletion	(1,213.4)	(1,247.3)
Property, plant and equipment, net	1,038.3	1,049.1
Goodwill	912.2	907.5
Intangible assets	243.5	251.6
Deferred income taxes	22.2	23.0
Other assets and deferred charges	97.6	114.5
Total assets	$3,387.3	$3,374.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$118.5	$80.0
Current maturities of long-term debt	0.7	0.8
Accounts payable	210.1	196.1
Other current liabilities	164.2	142.9
Total current liabilities	493.5	419.8

Long-term debt, net of unamortized discount and deferred financing costs	944.9	936.2
Deferred income taxes	194.5	188.1
Accrued pension and post-retirement benefits	102.2	114.3
Other non-current liabilities	116.6	136.3
Total liabilities	1,851.7	1,794.7

Shareholders’ equity:
Common stock	4.9	4.9
Additional paid-in capital	483.3	474.2
Retained earnings	2,266.3	2,168.9
Accumulated other comprehensive loss	(421.4)	(333.6)
Less common stock held in treasury	(831.1)	(775.1)

Total Minerals Technologies Inc. shareholders’ equity	1,502.0	1,539.3
Non-controlling interests	33.6	40.2
Total shareholders’ equity	1,535.6	1,579.5
Total liabilities and shareholders’ equity	$3,387.3	$3,374.2

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021

Operating Activities:

Consolidated net income	$105.0	$126.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	71.2	71.0
Non-cash pension settlement charge	1.7	3.0
Reduction of right of use asset	9.5	9.2
Non-cash debt extinguishment expenses	6.9	—
Asset impairment charges	—	0.7
Pension plan funding	(5.3)	(7.6)
Other non-cash items	15.1	10.2
Net changes in operating assets and liabilities	(140.5)	(49.8)
Net cash provided by operating activities	63.6	163.1

Investing Activities:

Purchases of property, plant and equipment, net	(59.4)	(63.0)
Cash paid for acquisitions, net of cash acquired	(22.4)	(186.9)
Proceeds from sale of assets	1.0	0.4
Proceeds from sale of short-term investments	6.1	7.8
Purchases of short-term investments	(2.8)	(5.2)
Other investing activities	1.6	2.2
Net cash used in investing activities	(75.9)	(244.7)

Financing Activities:

Long-term debt issuance	550.0	—
Deferred financing costs	(3.2)	—
Repayment of long-term debt	(548.7)	(1.0)
Proceeds from issuance of short-term debt	38.5	100.5
Purchase of common stock for treasury	(56.0)	(62.9)
Proceeds from issuance of stock under option plan	3.5	10.6
Excess tax benefits related to stock incentive programs	(3.3)	(2.8)
Dividends paid to non-controlling interests	(6.3)	(1.6)
Cash dividends paid	(4.9)	(5.1)
Net cash provided by (used in) financing activities	(30.4)	37.7

Effect of exchange rate changes on cash and cash equivalents	(32.7)	(13.9)

Net decrease in cash and cash equivalents	(75.4)	(57.8)
Cash and cash equivalents at beginning of period	299.5	367.7
Cash and cash equivalents at end of period	$224.1	$309.9

Supplemental disclosure of cash flow information:
Interest paid	$35.1	$32.4
Income taxes paid	$28.9	$34.0

Non-cash financing activities:
Treasury stock purchases settled after period end	$—	$0.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive income (loss)	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

Net income	—	—	44.9	—	—	0.6	45.5
Other comprehensive loss	—	—	—	(40.9)	—	(1.9)	(42.8)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(6.2)	(6.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Purchase of common stock for treasury	—	—	—	—	(24.0)	—	(24.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 3, 2022	$4.9	$478.1	$2,254.7	$(378.5)	$(815.8)	$33.5	$1,576.9

Net income	—	—	13.4	—	—	1.2	14.6
Other comprehensive loss	—	—	—	(42.9)	—	(1.1)	(44.0)
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Issuance of shares pursuant to employee stock compensation plans	—	2.4	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.3)	—	(15.3)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of October 2, 2022	$4.9	$483.3	$2,266.3	$(421.4)	$(831.1)	$33.6	$1,535.6

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended October 2, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and nine-month periods ended October 2, 2022 and October 3, 2021:

(millions of dollars)	Three Months Ended		Nine Months Ended
Net Sales	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Household, Personal Care & Specialty Products	$141.5	$121.8	$424.1	$333.9
Metalcasting	85.4	72.9	254.4	235.0
Environmental Products	47.7	39.8	138.0	105.8
Building Materials	15.8	15.9	45.6	45.0
Performance Materials	290.4	250.4	862.1	719.7

Paper PCC	97.7	89.5	286.4	264.9
Specialty PCC	25.5	18.2	77.7	57.1
Ground Calcium Carbonate	28.6	25.0	84.0	74.5
Talc	14.2	14.2	45.2	40.9
Specialty Minerals	166.0	146.9	493.3	437.4

Refractory Products	68.9	58.3	203.9	175.1
Metallurgical Products	16.6	17.6	58.6	49.2
Refractories	85.5	75.9	262.5	224.3

Total	$541.9	$473.2	$1,617.9	$1,381.4

Note  3.  Acquisitions

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

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of October 2, 2022, the purchase price allocation has been finalized.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s final amounts recognized for assets acquired and liabilities assumed for the Normerica acquisition, which did not change from the amounts previously reported on the Company’s Form 10-K for the year ended December 31, 2021.

(millions of dollars)	Final Allocation

Accounts receivable	$8.4
Inventories	5.1
Other current assets	1.4
Property, plant and equipment	21.2
Goodwill	104.5
Intangible assets	68.1
Total assets acquired	208.7
Accounts payable	12.8
Accrued expenses	8.4
Total liabilities assumed	21.2
Net assets acquired	$187.5

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Normerica businesses and is allocated to the Performance Materials segment.

Intangible assets acquired mainly include tradenames and customer relationships. Tradenames have an estimated useful life of approximately 15 years and customer relationships have an estimated useful life of approximately 20 years.

The Company incurred $0.5 million and $4.7 million of acquisition related transaction and integration costs during the three and nine-month periods ended October 2, 2022, respectively and $1.5 million and $1.9 million in the three and nine-months period ended October 3, 2021, respectively, which are reflected within the acquisition-related expense line of the Condensed Consolidated Statements of Income.

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as provides additional mineral reserves.  The purchase price was $28.0 million and acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. The results of Concept Pet are included within our Household, Personal Care & Specialty Products product line in our Performance Materials segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company has recorded goodwill of $9.2 million and intangible assets of $4.3 million relating to this acquisition.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Net income attributable to Minerals Technologies Inc.	$13.4	$41.4	$102.4	$123.2

Weighted average shares outstanding	32.5	33.5	32.8	33.7
Dilutive effect of stock options and stock units	0.1	0.3	0.1	0.2
Weighted average shares outstanding, adjusted	32.6	33.8	32.9	33.9

Basic earnings per share attributable to Minerals Technologies Inc.	$0.41	$1.24	$3.12	$3.66

Diluted earnings per share attributable to Minerals Technologies Inc.	$0.41	$1.22	$3.11	$3.63

Of the options outstanding of 1,460,734 and 1,409,110 for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021, respectively, options to purchase 1,106,596 shares and 526,956 shares of common stock for the three-month and nine-month periods ending October 2, 2022 and October 3, 2021, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

In the third quarter of 2021, PCA Corporation discontinued the use of PCC at their mill in Jackson, Alabama.  As a result, the Company recorded a non-cash asset write-down of $0.7 million and $0.4 million in severance related and other closure costs for its Paper PCC satellite facility at this mill.

At October 2, 2022, the Company had $1.9 million included within accrued liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by the end of 2022.

The following table is a reconciliation of our restructuring liability balance as of October 2, 2022:

(millions of dollars)
Restructuring liability, December 31, 2021	$2.2
Additional provision	—
Cash payments	(0.3)
Restructuring liability, October 2, 2022	$1.9

Note 6.  Income Taxes

Provision for taxes was $3.2 million and $25.8 million during the three-month and nine-month periods ended October 2, 2022.  Provision for taxes was $8.9 million and $27.6 million for the three-month and nine-month periods ended October 3, 2021.  The effective tax rate was 18.7% for the three months ended October 2, 2022 as compared with 17.6% for the three months ended October 3, 2021.  The effective tax rate was 19.9% for the nine months ended October 2, 2022, as compared with 18.1% for the nine months ended October 3, 2021.  The higher tax rate was primarily due to a change in the mix of earnings and a reduced depletion benefit.

As of October 2, 2022, the Company had approximately $5.1 million of total unrecognized income tax benefits. Included in this amount were a total of $3.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes.  The Company had a net increase of approximately $0.1 million during the three-month period ended October 2, 2022  and an accrued balance of $1.2 million of interest and penalties as of October 2, 2022.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings.  The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2015.

Note 7.  Inventories

The following is a summary of inventories by major category:

(millions of dollars)	Oct. 2, 2022	Dec. 31, 2021

Raw materials	$172.5	$136.6
Work-in-process	14.8	10.7
Finished goods	103.9	99.4
Packaging and supplies	53.4	51.0
Total inventories	$344.6	$297.7

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $912.2 million and $907.5 million as of October 2, 2022 and December 31, 2021, respectively.  The net change in goodwill from December 31, 2021 to October 2, 2022 is attributable to the purchase of Concept Pet (see Note 3 to the Condensed Consolidated Financial Statements) and effects of foreign exchange.

Intangible assets subject to amortization as of October 2, 2022 and December 31, 2021 were as follows:

		Oct. 2, 2022		Dec. 31, 2021
(millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Tradenames	34	$221.0	$50.4	$221.6	$44.9
Technology	13	18.8	12.2	18.8	11.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	76.6	10.3	75.2	7.9
	29	$322.8	$79.3	$322.0	$70.4

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $3.0 million for the remainder of 2022, $51.2 million for 2023–2026 and $189.3 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $1.2 million at October 2, 2022 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $25.3 million at October 2, 2022 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(millions of dollars)	Oct. 2, 2022	Dec. 31, 2021

Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $3.1 million and $0 million	$546.9	$0
Previous Secured Credit Agreement:
Term Loan due 2024, net of unamortized discount and deferred financing costs of $0 million and $8.8 million	0	539.2

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $5.1 million and $5.4 million	395.1	394.6
Other debt	3.6	3.2
Total	945.6	937.0
Less: Current maturities	0.7	0.8
Total long-term debt	$944.9	$936.2

On August 11, 2022, the Company entered into a Refinancing Facility Agreement (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement”; the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $300 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $550 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $788 million senior secured floating rate term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans under the Senior Secured Credit Facilities is August 11, 2027.

In the third quarter of 2022, the Company recorded $6.9 million in non-cash debt extinguishment expenses related to the refinancing of our credit facilities, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date. All lenders under the previous facility were repaid in full.

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

As of October 2, 2022, there were $115.0 million in loans and $10.3 million in letters of credit outstanding under the Revolving Facility.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Amended Credit Agreement and the Indenture both contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement contains financial covenants that require the Company to maintain, as of the last day of any fiscal quarter, (x) a maximum net leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for the four fiscal quarter period preceding such day (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions) and (y) a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. The Company is in compliance with all the covenants contained in the Amended Credit Agreement throughout the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of 2022.  During the first quarter of 2022, the Company repaid the remaining $0.2 million on this loan.

The Company has a committed loan facility in Japan. As of October 2, 2022, $2.0 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.4 million on this facility during the first nine months of 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of October 2, 2022, the Company had $24.6 million in uncommitted short-term bank credit lines, of which $3.5 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Service cost	$1.6	$1.8	$5.2	$5.9
Interest cost	3.1	1.9	7.8	5.9
Expected return on plan assets	(5.1)	(5.6)	(16.5)	(16.4)
Amortization:
Prior service cost	—	—	0.1	0.2
Recognized net actuarial loss	1.0	2.2	4.1	9.3
Settlement loss	0.2	0.9	1.7	3.0
Net periodic benefit cost	$0.8	$1.2	$2.4	$7.9

	Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Service cost	$—	$—	$—	$0.1
Interest cost	—	0.1	—	0.1
Amortization:
Recognized net actuarial (gain) loss	(0.1)	(0.2)	(0.3)	(0.6)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.3)	$(0.4)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.1 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2022. As of October 2, 2022, $5.3 million has been contributed to the pension plans and approximately $0.1 million has been contributed to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Amortization of pension items:
Pre-tax amount	$1.1	$2.9	$5.6	$11.9
Tax	(0.2)	(0.7)	(1.3)	(2.9)
Net of tax	$0.9	$2.2	$4.3	$9.0

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2021	$(269.8)	$(69.6)	$5.8	$(333.6)

Other comprehensive income (loss) before reclassifications	(108.5)	—	16.4	(92.1)
Amounts reclassified from AOCI	—	4.3	—	4.3
Net current period other comprehensive income (loss)	(108.5)	4.3	16.4	(87.8)
Balance as of October 2, 2022	$(378.3)	$(65.3)	$22.2	$(421.4)

Note 13.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc.  As of October 2, 2022, we had 451 open asbestos cases related to certain talc products previously sold by Barretts Minerals Inc., which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Barretts Minerals Inc. are safe and do not cause cancer.

The Company records accruals for loss contingencies associated with legal matters, including talc-related litigation, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate, the stage of the litigation, the factual and legal matters in dispute, the ability to achieve comprehensive settlements, the availability of co-defendants with substantial resources and assets participating in the litigation, and our evaluation of the unique attributes of each claim.

While costs relating to the defense of talc-related cases has increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities related to sales prior to the initial public offering. The Company continues to receive information with respect to potential costs associated with the defense and/or settlement of talc-related cases not subject to indemnification from Pfizer. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, Barretts Minerals Inc. opportunistically settled certain talc-related cases in the third quarter and fourth quarter of 2022. As a result of these settlements and defense costs incurred to date, the Company reviewed its estimates of the probability and amount of losses in connection with its talc-related cases and recorded $31 million for litigation costs in the third quarter of 2022 to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from Barretts Minerals Inc.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14.  Segment and Related Information

The Company has three reportable segments: Performance Materials, Specialty Minerals and Refractories.  See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and nine-month periods ended October 2, 2022 and October 3, 2021 is as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Net Sales
Performance Materials	$290.4	$250.4	$862.1	$719.7
Specialty Minerals	166.0	146.9	493.3	437.4
Refractories	85.5	75.9	262.5	224.3
Total	$541.9	$473.2	$1,617.9	$1,381.4

Income (loss) from Operations
Performance Materials	$37.9	$32.0	$108.5	$96.5
Specialty Minerals	(14.2)	17.3	24.4	58.4
Refractories	12.4	13.2	45.1	36.9
Total	$36.1	$62.5	$178.0	$191.8

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Income from operations for reportable segments	$36.1	$62.5	$178.0	$191.8
Acquisition related transaction and integration costs	(0.5)	(0.9)	(4.7)	(1.3)
Litigation costs	—	—	(1.5)	—
Unallocated and other corporate expenses	—	(1.0)	(0.6)	(7.4)
Consolidated income from operations	35.6	60.6	171.2	183.1
Non-operating deductions, net	(18.5)	(10.1)	(41.8)	(30.9)
Income before tax and equity in earnings	$17.1	$50.5	$129.4	$152.2

The Company’s sales by product category are as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	Oct. 2, 2022	Oct. 3, 2021

Household, Personal Care & Specialty Products	$141.5	$121.8	$424.1	$333.9
Metalcasting	85.4	72.9	254.4	235.0
Environmental Products	47.7	39.8	138.0	105.8
Building Materials	15.8	15.9	45.6	45.0
Paper PCC	97.7	89.5	286.4	264.9
Specialty PCC	25.5	18.2	77.7	57.1
Ground Calcium Carbonate	28.6	25.0	84.0	74.5
Talc	14.2	14.2	45.2	40.9
Refractory Products	68.9	58.3	203.9	175.1
Metallurgical Products	16.6	17.6	58.6	49.2
Total	$541.9	$473.2	$1,617.9	$1,381.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of October 2, 2022, the related condensed consolidated statements of income and comprehensive income (loss) for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021, the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2022 and October 3, 2021, the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended October 2, 2022, July 3, 2022 and April 3, 2022 and October 3, 2021, July 4, 2021 and April 4, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 28, 2022

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the third quarter of 2022 were $541.9 million, an increase of 15% as compared with $473.2 million in the prior year. Included in sales for the third quarter of 2022 were $4.9 million in sales related to our acquisition of Concept Pet in the second quarter of 2022. Foreign exchange had an unfavorable impact on sales of approximately $33 million, or 7 percentage points as compared with prior year.  Income from operations was $35.6 million and represented 6.6% of sales, as compared with $60.6 million and 12.8% of sales in the prior year.  Included in income from operations for the third quarter of 2022, were $0.5 million of acquisition related transaction and integration costs and $31.1 million recorded for litigation costs to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary.   Net income was $13.4 million, as compared to $41.4 million in the third quarter of 2021.  Diluted earnings in the third quarter ended October 2, 2022 were $0.41 per share, as compared with $1.22 per share in the third quarter of 2021.

Third quarter 2022 results were strong as the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, geographic penetration and growth from acquisitions.

The Company refinanced its revolving credit facility and term loan in the third quarter of 2022. In connection, the Company incurred $6.9 million of debt extinguishment expenses.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $226.4 million as of October 2, 2022 and the Company had more than $400 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three months ended October 2, 2022 as compared with three months ended October 3, 2021

Consolidated Income Statement Review

	Three Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	% Change

Net sales	$541.9	$473.2	15%
Cost of sales	423.6	359.9	18%
Production margin	118.3	113.3	4%
Production margin %	21.8%	23.9%

Marketing and administrative expenses	46.0	45.5	1%
Research and development expenses	5.1	4.6	11%
Acquisition related transaction and integration costs	0.5	1.5	(67)%
Litigation costs	31.1	—	*
Restructuring and other items, net	—	1.1	*

Income from operations	35.6	60.6	(41)%
Operating margin %	6.6%	12.8%

Interest expense, net	(11.0)	(9.2)	20%
Debt extinguishment expenses	(6.9)	—	*
Non-cash pension settlement charge	(0.2)	(0.8)	(75)%
Other non-operating deductions, net	(0.4)	(0.1)	*
Total non-operating deductions, net	(18.5)	(10.1)	83%

Income before tax and equity in earnings	17.1	50.5	(66)%
Provision for taxes on income	3.2	8.9	(64)%
Effective tax rate	18.7%	17.6%

Equity in earnings of affiliates, net of tax	0.7	0.8	(13)%

Consolidated net income	14.6	42.4	(66)%

Net income attributable to non-controlling interests	1.2	1.0	20%
Net income attributable to Minerals Technologies Inc.	$13.4	$41.4	(68)%
*	Not meaningful

Net Sales

	Three Months Ended Oct. 2, 2022			Three Months Ended Oct. 3, 2021
(millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales

U.S.	$279.9	51.7%	14%	$245.5	51.9%
International	262.0	48.3%	15%	227.7	48.1%
Total sales	$541.9	100.0%	15%	$473.2	100.0%

Performance Materials Segment	$290.4	53.6%	16%	$250.4	53.0%
Specialty Minerals Segment	166.0	30.6%	13%	146.9	31.0%
Refractories Segment	85.5	15.8%	13%	75.9	16.0%
Total sales	$541.9	100.0%	15%	$473.2	100.0%

Worldwide net sales increased 15% to $541.9 million in the third quarter from $473.2 million in the prior year. Included in the net sales in the quarter are $4.9 million of net sales for Concept Pet. Foreign exchange had an unfavorable impact on sales of $33 million or 7 percentage points.

Net sales in the United States were $279.9 million in the third quarter of 2022, as compared to $245.5 million in the prior year, an increase of 14%.  International sales increased 15% to $262.0 million from $227.7 million in the prior year.

Operating Costs and Expenses

Cost of sales was $423.6 million and represented 78.2% of sales for the three month period ended October 2, 2022, as compared with $359.9 million and 76.1% of sales in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Production margin decreased from 23.9% of sales in the prior year to 21.8% of sales in the third quarter of 2022.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $46.0 million and 8.5% of sales for the three months ended October 2, 2022, as  compared to $45.5 million and 9.6% of sales in the prior year.

Research and development expenses were $5.1 million and represented 0.9% of sales for the three months ended October 2, 2022, as compared with $4.6 million and 1.0% of sales in the prior year.

The Company recorded $0.5 million of acquisition related transaction and integration costs during the three months ended October 2, 2022.  In addition, the Company recorded $31.1 million of litigation costs during the three months ended October 2, 2022 relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary.

The Company recorded $1.5 million of acquisition related transaction and integration costs during the three months ended October 3, 2021.  In addition, the Company recorded $1.1 million of restructuring and other items, net during the three months ended October 3, 2021.

Income from Operations

The Company recorded income from operations of $35.6 million as compared to $60.6 million in the prior year.  Operating income during the three months ended October 2, 2022 includes $0.5 million of acquisition related transaction and integration costs and $31.1 million of litigation costs.  Operating income during the three months ended October 3, 2021 includes $1.5 million of acquisition related transaction and integration costs and $1.1 million of restructuring and other items, net.

Other Non-Operating Income (Deductions), net

In the third quarter of 2022, non-operating deductions were $18.5 million, as compared with $10.1 million in the prior year.  Included in other non-operating deductions in the third quarter of 2022 was net interest expense of $11.0 million, as compared to $9.2 million in the prior year.  The Company recorded debt extinguishment expenses of $6.9 million during the three month period ended October 2, 2022 related to the refinancing of our credit facilities.  In addition, the Company recorded a non-cash pension settlement charge of $0.2 million and $0.8 million for the three month periods ended October 2, 2022 and October 3, 2021, respectively.

Provision for Taxes on Income

Provision for taxes on income was $3.2 million and $8.9 million for the three months ended October 2, 2022 and October 3, 2021, respectively.  The effective tax rate was 18.7% and 17.6% for the three months ended October 2, 2022 and October 3, 2021, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $13.4 million for the three months ended October 2, 2022, as compared with $41.4 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Three Months Ended
Performance Materials Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Household, Personal Care & Specialty Products	$141.5	$121.8	16%
Metalcasting	85.4	72.9	17%
Environmental Products	47.7	39.8	20%
Building Materials	15.8	15.9	(1)%
Total net sales	$290.4	$250.4	16%

Income from operations	$37.9	$32.0	18%
% of net sales	13.1%	12.8%

Net sales in the Performance Materials segment increased 16% to $290.4 million from $250.4 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $20 million or 8 percentage points. Household, Personal Care & Specialty Products sales increased 16% to $141.5 million, as compared with $121.8 million in the prior year on continued strong demand for consumer-oriented products and as a result of the Concept Pet acquisition.  Included in the net sales in the quarter are $4.9 million of net sales of Concept Pet.  Sales in Metalcasting increased 17% as stronger sales in North America and the rest of the world offset a slower than expected rebound in China following COVID-19 restrictions.  Environmental Products sales increased 20%  as compared with prior year on strength in remediation, wastewater, and filtration activities. Building Materials sales decreased 1%, as higher levels of project activity in North America offset slower activity levels in Europe.

Income from operations was $37.9 million and 13.1% of sales, as compared to $32.0 million and 12.8% of sales in the prior year.  Included in income from operations for the three months ended October 2, 2022 were $0.3 million of acquisition related transaction and integration costs.  Margin was impacted by the timing of pricing actions relative to cost increases and operational efficiencies.

	Three Months Ended
Specialty Minerals Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Paper PCC	$97.7	$89.5	9%
Specialty PCC	25.5	18.2	40%
PCC Products	$123.2	$107.7	14%

Ground Calcium Carbonate	$28.6	$25.0	14%
Talc	14.2	14.2	0%
Processed Minerals Products	$42.8	$39.2	9%

Total net sales	$166.0	$146.9	13%

Income (loss) from operations	$(14.2)	$17.3	*
% of net sales	*	11.8%

Worldwide sales in the Specialty Minerals segment were $166.0 million, as compared with $146.9 million in the prior year, an increase of 13%.  Foreign exchange had an unfavorable impact on sales of $7 million or 5 percentage points.

Worldwide net sales of PCC, which is primarily used in the manufacturing process of the paper industry, increased 14% to $123.2 million from $107.7 million in the prior year on continued strong demand for Specialty PCC in consumer, automotive, and residential construction applications, and higher pricing across all product lines.  Paper PCC sales increased 9% to $97.7 million from $89.5 million in the prior year.   Sales of Specialty PCC increased 40% to $25.5 million from $18.2 million in the prior year.

Net sales of Processed Minerals products increased 9% to $42.8 million driven primarily by strong demand for Ground Calcium Carbonate products. Ground Calcium Carbonate sales increased 14% to $28.6 million for the three month period ending October 2, 2022 as compared to $25.0 million in the prior year.  Talc sales increased were flat at $14.2 million as compared with the prior year.

Specialty Minerals had a loss from operations of $14.2 million as compared with income of $17.3 million in the prior year. Included in the loss from operations for the current year are litigation costs of $31.1 million relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary. Operating margins were impacted by the timing of contractual and negotiated price increases relative to continued inflationary cost increases.

	Three Months Ended
Refractories Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Refractory Products	$68.9	$58.3	18%
Metallurgical Products	16.6	17.6	(6)%
Total net sales	$85.5	$75.9	13%

Income from operations	$12.4	$13.2	(6)%
% of net sales	14.5%	17.4%

Net sales in the Refractories segment increased 13% to $85.5 million from $75.9 million in the prior year. Foreign exchange had an unfavorable impact on sales of $6 million or 7 percentage points. The increase in sales was driven by the ramp up of new business and higher pricing to cover inflationary cost increases. Sales of refractory products and systems to steel and other industrial applications increased 18% to $68.9 million and sales of metallurgical products decreased 6% to $16.6 million.

Income from operations was $12.4 million and 14.5% of sales as compared with $13.2 million and 17.4% of sales in the prior year.

Nine months ended October 2, 2022 as compared with nine months ended October 3, 2021

Consolidated Income Statement Review

	Nine Months Ended
(millions of dollars)	Oct. 2, 2022	Oct. 3, 2021	% Change

Net sales	$1,617.9	$1,381.4	17%
Cost of sales	1,250.6	1,040.9	20%
Production margin	367.3	340.5	8%
Production margin %	22.7%	24.6%

Marketing and administrative expenses	143.6	139.9	3%
Research and development expenses	15.2	14.5	5%
Acquisition related transaction and integration costs	4.7	1.9	147%
Litigation costs	32.6	—	*
Restructuring and other items, net	—	1.1	*

Income from operations	171.2	183.1	(6)%
Operating margin %	10.6%	13.3%

Interest expense, net	(31.2)	(28.2)	11%
Debt extinguishment expenses	(6.9)	—	*
Non-cash pension settlement charge	(1.7)	(3.0)	(43)%
Other non-operating income (deductions), net	(2.0)	0.3	*
Total non-operating deductions, net	(41.8)	(30.9)	35%

Income before tax and equity in earnings	129.4	152.2	(15)%
Provision for taxes on income	25.8	27.6	(7)%
Effective tax rate	19.9%	18.1%

Equity in earnings of affiliates, net of tax	1.4	1.8	(22)%

Consolidated net income	105.0	126.4	(17)%

Net income attributable to non-controlling interests	2.6	3.2	(19)%
Net income attributable to Minerals Technologies Inc.	$102.4	$123.2	(17)%
*	Not meaningful

Net Sales

	Nine Months Ended Oct. 2, 2022			Nine Months Ended Oct. 3, 2021
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$852.6	52.7%	20%	$712.9	51.6%
International	765.3	47.3%	14%	668.5	48.4%
Total sales	$1,617.9	100.0%	17%	$1,381.4	100.0%

Performance Materials Segment	$862.1	53.3%	20%	$719.7	52.1%
Specialty Minerals Segment	493.3	30.5%	13%	437.4	31.7%
Refractories Segment	262.5	16.2%	17%	224.3	16.2%
Total sales	$1,617.9	100.0%	17%	$1,381.4	100.0%

Total sales increased 17% from the previous year to $1,617.9 million.  Included in the net sales for the year are $89.0 million of net sales of Normerica and $9.1 million of net sales of Concept Pet.  Foreign exchange had an unfavorable impact on sales of approximately $70 million or 5%.

Net sales in the United States increased to $852.6 million from $712.9 million in the prior year, an increase of 20%. International sales increased by 14% to $765.3 million from $668.5 million in the prior year.

Operating Costs and Expenses

Cost of sales increased 20% from the prior year and was 77.3% of sales, as compared with 75.4% in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Gross margin decreased to 22.7% of sales as compared with 24.6% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $143.6 million and 8.9% of sales compared to $139.9 million and 10.1% of sales in the prior year.

Research and development expenses were $15.2 million and represented 0.9% of sales for the nine months ended October 2, 2022 as compared with $14.5 million and 1.0% of sales in the prior year.

The Company recorded $4.7 million of acquisition related transaction and integration costs during the nine months ended October 2, 2022.  In addition, the Company recorded $32.6 million of litigation costs during the nine months ended October 2, 2022 relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary.

The Company recorded $1.9 million of acquisition related transaction and integration costs for the nine months ended October 3, 2021.  In addition, the Company recorded $1.1 million of restructuring and other items, net for the nine months ended
October 3, 2021.

Income from Operations

The Company recorded income from operations of $171.2 million, as compared to $183.1 million in the prior year.  Operating income was 10.6% and 13.3% of sales for the nine months ended October 2, 2022 and October 3, 2021, respectively.  Operating income during the nine months ended October 2, 2022 and October 3, 2021 includes $4.7 million and $1.9 million of acquisition related transaction and integration costs, respectively.  In addition, operating income during the nine months ended October 2, 2022 includes $32.6 million of litigation costs. Operating income also includes $1.1 million of restructuring and other items, net during the nine months ended October 3, 2021.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $41.8 million for the nine months ended October 2, 2022, as compared with $30.9 million in the prior year.  Included in non-operating deductions for the nine months ended October 2, 2022 is $31.2 million of net interest expense, $6.9 million for debt extinguishment expenses related to the refinancing of our credit facilities  and a $1.7 million non-cash pension settlement charge. Included in non-operating deductions for the nine months ended October 3, 2021 was $28.2 million of net interest expense and a $3.0 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes was $25.8 million as compared to $27.6 million in the prior year.  The effective tax rate was 19.9% as compared to 18.1% in the prior year.  The higher tax rate was primarily due to a change in the mix of earnings and a reduced depletion benefit.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $102.4 million during the nine months ended October 2, 2022, as compared with $123.2 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our three segments.

	Nine Months Ended
Performance Materials Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Household, Personal Care & Specialty Products	$424.1	$333.9	27%
Metalcasting	254.4	235.0	8%
Environmental Products	138.0	105.8	30%
Building Materials	45.6	45.0	1%
Total net sales	$862.1	$719.7	20%

Income from operations	$108.5	$96.5	12%
% of net sales	12.6%	13.4%

Net sales in the Performance Materials segment increased 20% to $862.1 million from $719.7 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $43 million or 6%.  Household, Personal Care & Specialty Products increased 27% to $424.1 as compared to $333.9 million in the prior year as a result of continued strong demand for consumer-oriented products and the acquisitions of Normerica and Concept Pet. Included in the net sales for the year are $89.0 million of net sales of Normerica and $9.1 million of net sales of Concept Pet. Sales in Metalcasting increased 8% to $254.4 million as strong foundry demand in North America and the rest of world offset a slower than expected rebound in China following COVID-19 restrictions.  Environmental Products sales increased 30% on strength in remediation, wastewater, and filtration activities. Building Materials increased 1% as higher levels of project activity in North America offset slower activity levels in Europe.

Income from operations was $108.5 million and 12.6% of sales as compared to $96.5 million and 13.4% of sales in the prior year due higher volume from increased demand.  Included in income from operations for the nine months ended October 2, 2022 were $3.3 million of acquisition related transaction and integration costs.

	Nine Months Ended
Specialty Minerals Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Paper PCC	$286.4	$264.9	8%
Specialty PCC	77.7	57.1	36%
PCC Products	$364.1	$322.0	13%

Ground Calcium Carbonate	$84.0	$74.5	13%
Talc	45.2	40.9	11%
Processed Minerals Products	$129.2	$115.4	12%

Total net sales	$493.3	$437.4	13%

Income from operations	$24.4	$58.4	(58)%
% of net sales	4.9%	13.4%

Worldwide sales in the Specialty Minerals segment were $493.3 million, as compared with $437.4 million in the prior year, an increase of 13%.  Foreign exchange had an unfavorable impact on sales of approximately $14 million or 3%.

Worldwide net sales of PCC products, which are primarily used in the manufacturing process of the paper industry, increased 13% to $364.1 million from $322.0 million in the prior year on continued strong demand and higher pricing for paper, packaging, and specialty PCC applications.  Paper PCC sales increased 8% to $286.4 million from $264.9 million in the prior year. Sales of Specialty PCC products increased 36% to $77.7 million from $57.1 million in the prior year.

Net sales of Processed Minerals products increased 12% to $129.2 million from $115.4 million in the prior year due to strength in residential construction and automotive markets.  Ground Calcium Carbonate sales increased 13% to $84.0 million from $74.5 million in the prior year.  Talc sales increased 11%  to $45.2 million from $40.9 million.

Income from operations was $24.4 million and 4.9% of net sales as compared to $58.4 million and 13.4% of sales in the prior year.  Included in income from operations for the current year are litigation costs of $31.1 million incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary.

Operating margins were impacted by the timing of contractual and negotiated price increases relative to continued inflationary cost increases.

	Nine Months Ended
Refractories Segment	Oct. 2, 2022	Oct. 3, 2021	% Change
	(millions of dollars)
Net Sales
Refractory Products	$203.9	$175.1	16%
Metallurgical Products	58.6	49.2	19%
Total net sales	$262.5	$224.3	17%

Income from operations	$45.1	$36.9	22%
% of net sales	17.2%	16.5%

Net sales in the Refractories segment increased 17% to $262.5 million from $224.3 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $13 million or 6%.  The growth in sales was driven by the ramp up of new business and higher pricing to cover inflationary cost increases. Sales of refractory products and systems to steel and other industrial applications increased 16% to $203.9 million from $175.1 million and sales of metallurgical products increased 19% to $58.6 million from $49.2 million in the prior year.

Income from operations was $45.1 million and 17.2% of sales as compared with $36.9 million and 16.5% of sales in the prior year.  Operating margins were strong, primarily driven by pricing actions and operational efficiencies.

Liquidity and Capital Resources

Cash provided from operations during the nine months ended October 2, 2022, was approximately $63.6 million. Cash from operations in the first nine months of 2022 was significantly lower than prior year driven by a deliberate, strategic inventory build and the impact of higher pricing on accounts receivable. Cash flows provided from operations during the first nine months of 2022 were principally used to fund acquisitions and capital expenditures, repurchase shares and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2022 - $3.8 million; 2023 - $14.6 million; 2024 - $18.0 million; 2025 - $31.8 million; 2026 - $41.8 million; thereafter - $843.6 million.

On August 11, 2022, the Company entered into a Refinancing Facility Agreement (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement”; the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $300 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $550 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $788 million senior secured floating rate term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans under the Senior Secured Credit Facilities is August 11, 2027.

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

As of October 2, 2022, there were $$115.0 million in loans and $10.3 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Amended Credit Agreement and the Indenture both contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement contains financial covenants that require the Company to maintain, as of the last day of any fiscal quarter, (x) a maximum net leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for the four fiscal quarter period preceding such day (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions) and (y) a minimum interest coverage ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00. The Company is in compliance with all the covenants contained in the Amended Credit Agreement throughout the period covered by this report.

As part of the Sivomatic acquisition, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of  2022.  During the first quarter of 2022, the Company repaid the remaining $0.2 million on this loan.

The Company has a committed loan facility in Japan. As of October 2, 2022, $2.0 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.4 million on this facility during the first nine months of 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of October 2, 2022, the Company had $24.6 million in uncommitted short-term bank credit lines, of which $$3.5 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2022 should be between $80 million and $85 million, principally related to the construction of PCC plants and other opportunities that meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at October 2, 2022 is an asset of $1.2 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at October 2, 2022 is an asset of $25.3 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

On October 20, 2021, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of October 2, 2022, 1,027,768 shares have been repurchased under this program for $67.8 million, or an average price of approximately $65.99 per share.  This program is now complete.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans.  During the nine months ended October 2, 2022, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over four hundred cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc.  Based on its evaluation of available information, the Company accrued $31 million for litigation costs during the three months ended October 2, 2022.  The litigation costs were incurred to defend against, opportunistically settle, and establish a reserve for such cases. The Company’s position is that these cases are meritless and all talc products sold by Barretts Minerals Inc. are safe.  However, we cannot predict the ultimate outcome of pending litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of liabilities accrued to date.  See Note 13 to the condensed consolidated financial statements included in this report for more information.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at October 2, 2022 is an asset of $1.2 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at October 2, 2022 is an asset of $25.3 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

There were no other changes in the Company’s internal controls over financial reporting during the quarter ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 4 - July 31	99,965	$62.26	882,562	$16,271,526
August 1 - August 28	104,451	$64.21	987,013	$9,564,212
August 29 - October 2	40,755	$58.50	1,027,768	$7,180,053
Total	245,171	$62.47

On October 20, 2021, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of October 2, 2022, 1,027,768 shares have been repurchased under this program for $67.8 million, or an average price of approximately $65.99 per share.  This program is now complete.

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
10.1
Refinancing Facility Agreement dated as of August 11, 2022, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022).

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

October 28, 2022