Form 10-K
period 2022-12-31
MINERALS TECHNOLOGIES INC
filed 2023-02-17
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of July 3, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of July 3, 2022) was approximately $1.8 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2023, the Registrant had outstanding 32,540,148 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K
.

MINERALS TECHNOLOGIES INC.
2022 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Minerals Technologies Inc. (together with its subsidiaries, the "Company", “we”, “us” or “our”) is a resource- and technology-based company that develops, produces, and markets on a worldwide basis a broad range of specialty mineral, mineral-based and synthetic mineral products and supporting systems and services.

As of December 31, 2022, the Company had three reportable segments: Performance Materials, Specialty Minerals and Refractories.

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

See Note 22 to the Consolidated Financial Statements for a discussion of changes to the Company's segments expected to be made for the first quarter of 2023.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2022	2021	2020
Percentage of Net Sales
Performance Materials	53%	53%	52%
Specialty Minerals	31%	31%	32%
Refractories	16%	16%	16%
Total	100%	100%	100%

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

Household, Personal Care & Specialty Products – Products and Markets

The household, personal care & specialty products' business contains pet litter, fabric care, health and beauty, animal health, bleaching earth, advanced performance additives, agricultural and industrial specialty product lines.

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

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet"), a European supplier of pet litter products.  The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves.  The purchase price was $28.0 million, and the acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million.

On July 26, 2021, the Company completed the acquisition of Normerica Inc. ("Normerica"), a leading North American supplier of premium pet care products for approximately $189 million. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States.

The Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as carriers for colorants, surfactants and fragrances. These fabric care products are formulated to adapt to our customers’ changing technical requirements.

The Company manufactures personal care products consisting of polymer delivery systems and purified grades of bentonite ingredients for sale to manufacturers of skin care products in the areas of anti-aging, anti-acne and body care. The polymers are used to deliver high-value active ingredients and the bentonite-based materials act as thickening, suspension and dispersion agent emollients for topical skin care formulations. The Company has been a market leader in the development of retinol based delivery systems and has now started to supply liquid retinoid products.  Products range from ingredient sales to fully formulated finished goods.

Specialty Products include bentonite and leonardite based proprietary solutions for both consumer and industrial applications.  Natural bentonite feed additives improve an animal’s digestive health. Bleaching Earth minerals clarify edible oils and are used for the production of biodiesel fuel. Advanced Performance Additives, including organoclays, are used in wine clarification, flame retardants, plastic packaging, rubber mold release, paints, coatings and ink manufacturing processes. Agricultural products are used to improve plant harvests, plant health and soil that enhance crop yield.

Drilling products are used in oil and gas well drilling as well as environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is the trade name PREMIUM GEL®.

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

The Company’s household, personal care & specialty products product line net sales were $560.9 million, $460.5 million and $380.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company’s metalcasting product line net sales were $334.0 million, $319.2 million and $258.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Environmental Products – Products and Markets

The environmental product line includes bentonite and polymer lining technologies, as well as, other environmental remediation applications.

The Company helps customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite. These products are marketed under the RESISTEX® and BENTOMAT® trade names principally for lining and capping landfills, mine waste disposal sites and industrial waste storage sites, such as bauxite residue and coal ash waste. The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

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

The Company’s environmental product line net sales were $174.1 million, $136.3 million and $131.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Building Materials – Products and Markets

The building materials product line includes various active and passive products for the waterproofing of underground structures, commercial building envelopes and tunnels.

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

The Company’s building materials product line net sales were $58.7 million, $60.0 million and $55.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Specialty Minerals Segment

PCC Products and Markets

The Company's PCC product line net sales were $482.1 million, $426.8 million and $377.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's sales of PCC have been, and are expected to continue to be, made primarily to the printing and writing papers segment of the paper industry and also into the packaging industry. The Company also produces PCC for sale to companies in the polymer, food and pharmaceutical industries.

PCC Products

In the paper industry, the Company's PCC is used:

●	as a filler in the production of coated and uncoated wood-free printing and writing papers, such as office papers;

●	as a filler in the production of coated and uncoated groundwood (wood-containing) paper such as magazine and catalog papers;

●    as a filler in the production of packaging grade papers, such as, folding boxboard or linerboard; and

●	as a coating pigment for both paper and packaging grades.

The Company's Paper PCC product line net sales were $381.7 million, $349.7 million and $308.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Approximately 18% of the Company's sales consist of PCC sold to papermakers from "satellite" PCC plants. A satellite PCC plant is a PCC manufacturing facility located near a paper mill, thereby eliminating costs of transporting PCC from remote production sites to the paper mill. The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company's satellite PCC plants resulted in substantial growth in the number of the Company's satellite PCC plants since the first such plant was built in 1986. For information with respect to the locations of the Company's PCC plants as of December 31, 2022, see Item 2, "Properties," below.

The Company currently manufactures several customized PCC product forms using proprietary processes. Each product form is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength and improved printability. The Company's research and development and technical service staff focuses on expanding sales from its existing and potential new satellite PCC plants, as well as, developing new technologies for new applications. These technologies include, among others, acid-tolerant ("AT®") PCC, which allows PCC to be introduced to the wood-containing segment of the printing and writing paper market, OPACARB® PCC, a family of products for paper coating, our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers, and NewYield® and ENVIROFIL®, innovative technologies that convert a paper and pulp mill waste stream into functional pigments for filling paper.

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

PCC Markets

Uncoated Wood-Free Printing and Writing Papers – North America. Beginning in the mid-1980's, as a result of a concentrated research and development effort, the Company's satellite PCC plants facilitated the conversion of a substantial percentage of North American uncoated wood-free printing and writing paper producers to lower-cost alkaline papermaking technology. The Company estimates that during 2022, more than 90% of North American uncoated wood-free paper was produced employing alkaline technology. Presently, the Company owns and operates 12 commercial satellite PCC plants located at paper mills that produce uncoated wood-free printing and writing papers in North America.

Uncoated Wood-Free Printing and Writing Papers – Outside North America. The Company estimates the amount of uncoated wood-free printing and writing papers produced outside of North America at facilities that can be served by satellite and merchant PCC plants is more than three times as large (measured in tons of paper produced) as the North American uncoated wood-free paper market currently served by the Company. The Company believes that the superior brightness, opacity and bulking characteristics offered by its PCC products allow it to compete with suppliers of ground limestone and other filler products outside of North America. Presently, the Company owns and operates 37 commercial satellite PCC plants located at paper mills outside of North America.  In addition, there are 3 plants currently under construction that will begin production in 2023.

Coated Paper. The Company continues to pursue satellite PCC opportunities in coated paper markets where our products provide unique performance and/or cost reduction benefits to papermakers and printers. Our OPACARB® PCC product line is designed to create value to the papermaker and can be used alone or in combination with other coating pigments. PCC coating products are produced at 6 of the Company's PCC plants worldwide.

Paper Packaging. The Company estimates that paper packaging markets are approximately three times the size of the printing and writing paper markets.  Growth in the paper packaging segment is driven by growth trends in consumption, e-commerce and demand for sustainable packaging solutions. The Company offers mineral solutions for filler and coating applications in both the containerboard and cartonboard packaging segments. We currently have 1 GCC satellite plant under construction that will begin production in 2023.

Specialty PCC Products and Markets

The Company also produces and sells a full range of dry PCC products on a merchant basis for non-paper applications. The Company's Specialty PCC product line net sales were $100.4 million, $77.1 million and $69.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company sells surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company's PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste. The Company produces PCC for specialty applications from production sites at Adams, Massachusetts, Ste. Genevieve, Missouri, and Lifford, United Kingdom.

Processed Minerals – Products and Markets

The Company mines and processes natural mineral products, primarily limestone and talc. The Company also manufactures lime, a limestone-based product. The Company's net sales of processed mineral products were $166.3 million, $152.1 million and $133.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.  Net sales of ground calcium carbonate ("GCC") products, which are principally lime and limestone, were $109.1 million, $98.1 million and $89.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.  Net sales of talc products were $57.2 million, $54.0 million and $43.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company mines, beneficiates and processes talc through its Barretts Minerals Inc. subsidiary, located near Dillon, Montana. Talc is sold worldwide in finely ground form for ceramic applications and in North America for paint and coatings and polymer applications. Because of the exceptional chemical purity of the Barretts ore, a significant portion of worldwide automotive catalytic converter ceramic substrates contain the Company's Barretts talc.

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

Refractories Segment

Refractory – Products and Markets

The Company offers a broad range of monolithic and pre-cast refractory products and related systems and services. The Company's Refractory segment net sales were $349.4 million, $303.4 million and $258.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company's proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. Net sales of refractory products, including those for non-ferrous applications, were $273.4 million, $237.1 million and $212.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's proprietary application systems, such as its MINSCAN®, allow for remote-controlled application of the Company's refractory products in steel-making furnaces, as well as in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company's research laboratories have been well accepted by the Company's customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

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

Metallurgical Products and Markets

The Company produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products. Net sales of metallurgical products were $76.0 million, $66.3 million and $45.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company manufactures calcium metal at its Canaan, Connecticut facility and purchases calcium to meet global production requirements. Calcium metal is used in the manufacture of the Company's PFERROCAL® solid-core calcium wire and is also sold for use in the manufacture of batteries and magnets. We also manufacture cored wires at our Canaan, Connecticut and Hengelo, Netherlands, manufacturing sites. The Company sells metallurgical wire products and associated wire-injection equipment, including SURECAL®, for use in the production of high-quality steel. These metallurgical wire products are injected into molten steel to improve castability and reduce imperfections.

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

The principal raw materials used in the Company's monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 50% of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company's sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have reduced our reliance on China-sourced magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, our Performance Materials segment’s principal raw materials are coal, soda ash, chromite, and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support its Performance Materials segment. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, Slovakia, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India, and Mexico. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

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

The Company’s Performance Materials segment also offers a strong portfolio of custom blended compounds, formulations and technology, which have been primarily developed internally by the Company’s research and development efforts. The ADDITROL® formulation, a custom blend, meets the need of both ferrous and non-ferrous applications. The Volclay® application is used in green sand molding applications ranging from the production of iron and steel castings to the production of non-ferrous castings. The Hevi-Sand® specialty chromite blend prevents metal penetration and can be used with most foundry binders in molds and cores. In addition, the Company’s RESISTEXTM and CONTINUUM® formulation enables withstanding aggressive leachates. The ORGANOCLAY® technology offers highly effective solutions in effective in removing oils, greases and other high molecular weight, low solubility organic compounds from aqueous streams. The Company's FLOURO-SORB® absorbent is a proprietary, NSF-certified product designed to globally support remediation efforts surrounding per- and polyflouroalkyl substances (PFAS) and Perflourooctane sulfanate (PFOS).  The Company will also continue to seek out promising compounds and innovative technologies, developed mainly by our internal research team, to incorporate into our product lines.

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

The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decreases dependency on natural fiber and reduces costs. The FulFill® E and FulFill® E PLUS series allows papermakers to increase filler loading levels of precipitated calcium carbonate (PCC), which replaces higher cost pulp, and increases PCC usage. Depending on paper grades, this PCC volume increase may range from 10 to 25 percent.  NewYield® Waste Stream Process Technology cost-effectively converts a problematic pulp mill waste stream into a qualified functional pigment for paper filling, while eliminating the cost of environmental disposal and remediation of certain waste streams to papermakers. The product and technology have been validated on a commercial scale in a pulping operation and papermaking system in China, with several current projects underway. ENVIROFIL® Waste Stream Process Technology allows cost-effective recovery of mineral pigments from problematic de-inking waste by converting these raw materials into a functional pigment for filling paper while eliminating the cost of environmental disposal and remediation.

In the Refractories segment, the Company’s achievements include the development of FASTFIRE® and OPTIFORM® shotcrete refractory products; LACAM® laser-based refractory measurement systems; and the MINSCAN® and HOTCRETE® application systems. The Company will continue to reformulate its refractory materials to be more competitive.

For the years ended December 31, 2022, 2021 and 2020, the Company spent approximately $20.4 million, $19.5 million and $19.9 million, respectively, on research and development. The Company's research and development spending for 2022, 2021 and 2020 was approximately 1.0%, 1.0% and 1.2% of net sales, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania; Houston, Texas; and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan and Turkey. Approximately 217 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world's most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 328 patents and approximately 1,881 trademarks related to its business.  Our patents expire between 2023 and 2040.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company's business as a whole.

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

Workforce Demographics

As of December 31, 2022, the Company employed 4,070 persons globally, located in over 30 countries. Of these, 1,938 (48%) were located in North America, 993 (24%) were located in Asia, 953 (23%) were located in Europe, and 186 (5%) were located in Latin America.

Diversity, Equity and Inclusion

As a global company, we are committed to an organizational culture that unconditionally accepts all colleagues. We believe in the power of an environment where everyone feels involved, respected, valued and connected, where everyone is free to be their authentic selves and share ideas.  We believe that our culture of diversity, equity and inclusion is a competitive advantage that fuels innovation and enhances our ability to attract and retain talent. We continually strive to improve the attraction, retention, and advancement of diverse employees reflective of the communities in which we live and work. Furthermore, we place a concerted effort on the continued growth of diverse employees through various global development and training programs, mentoring programs and individual development plans.  We view diversity as key to leadership development. When selecting participants for internal development programs, we ensure that groups are balanced across a number of factors, including gender, race, ethnicity, tenure, function, geography and experience.  As part of our ongoing efforts, diversity and inclusion metrics, which highlight progress and help drive accountability, are shared with our senior leaders on a quarterly basis. We also conduct annual pay equity analyses, with regard to gender globally, and race and ethnicity in the United States, to help ensure our base pay structures are fair and to identify and address potential issues or disparities. We make adjustments to base pay, where appropriate.

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

Focus on Safety

The health and safety of our employees is our number one core value.  We are committed to the health and safety of our employees, contractors, customers, and members of the communities in which we operate.  Our "safety first" culture has been built through dedication, continuous improvement and active engagement.  We continue to enhance our safety culture and our top priority is for all employees and contractors to return home in the same condition they arrived to work. While we believe zero-injuries across all our operations is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2022, our TRIR was 1.25 and our LWIR was 0.23.  This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

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

Our culture of training and development motivates employees at all levels of the organization to work safely and efficiently.  We employ several methods to engage, train and develop employees, yielding higher levels of performance year after year.   Investment in skills and acceleration of employees’ professional and personal development are essential components of our people strategy.  We leverage both formal and informal programs to identify, develop and retain talent across the organization. We offer formal training options, individualized development programs, tools for 360-degree feedback, mentoring, stretch assignments and growth opportunities.  Through the MTI Internship Program, we identify new talent and prepare them for success within our organization upon graduation.  Additionally, the Chairman and Chief Executive Officer and the MTI Leadership Council meet on a semiannual basis to review strategic succession plans.  The above mentioned programs and succession planning sessions demonstrate the Company’s ongoing commitment towards accelerating development of our future leaders.

Environmental, Health and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. We are also subject to land reclamation requirements relating to our mining operations.  In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2022, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, creating innovative technologies tailored to our customers’ evolving demands, reducing our environmental impact, preserving natural resources and making positive contributions to our local communities — all of which are ingrained in our values. For the past 14 years, MTI has published an annual Corporate Responsibility and Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, social impact, new product development, and community engagement. Over the past several years, we've taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste landfilled. In 2022, we announced that we are targeting even lower absolute emissions and water usage/discharge goals, and announced initial 2025 targets for the intensity metrics per ton of production for each of our focus areas.

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

The Company’s business and operating results are affected by worldwide and regional economic, business, and industry conditions. In recent years, we have experienced, among other things, declining consumer and business confidence, volatile raw material prices, instability in credit markets, high unemployment, fluctuating interest and exchange rates, and other challenges in the countries in which we operate. Uncertainty or a deterioration in the economic conditions affecting the businesses to which, or geographic areas in which, we sell products could reduce demand for our products and inflationary pressures may increase our costs. The Company’s customers and potential customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As discussed below, the industries we serve have in the past been adversely affected by the uncertain global economic climate due to the cyclical nature of their businesses. As a result, existing or potential customers may reduce or delay their growth and investments and their plans to purchase products, pursue inventory reduction measures, and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could affect their ability to fulfill their obligations to the Company. We may also experience pricing pressure on products and services, or be unsuccessful in passing along to our customers an increase in our raw materials costs or energy prices, which could decrease our revenues and have an adverse effect on our financial condition and cash flows. Adversity within capital markets may also impact the Company’s results of operations by negatively affecting the amount of expense the Company records for its pension and other postretirement benefit plans. Actuarial valuations used to calculate income or expense for the plans reflect assumptions about financial market and other economic conditions – the most significant of which are the discount rate and the expected long-term rate of return on plan assets. Such actuarial valuations may change based on changes in key economic indicators. Global economic markets remain uncertain, and there can be no assurance that market conditions will improve in the near future. Future weakness in the global economy could materially and adversely affect our business and operating results.

Our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends, and we may not be able to mitigate these risks.

A significant portion of our Performance Materials segment’s sales are derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions, which has affected and may continue to affect the demand for our Performance Materials segment’s products and services.

In the paper industry, which is served by our Paper PCC product line, production levels for uncoated freesheet within North America and Europe, our two largest markets, are projected to continue to decrease. The reduced demand for premium writing paper products has resulted in closures and conversions of mills in both North America and Europe.  We expect paper consumption to remain similar to prior year levels in both regions.

Our Refractories segment primarily serves the steel industry.  In recent years, global steel production has been volatile. We expect steel consumption to be similar to 2022 levels.

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

The Company's sales of PCC to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite PCC plants. Sales pursuant to these contracts represent a significant portion of our worldwide Paper PCC sales, which were $381.7 million in 2022, or approximately 18% of the Company’s net sales. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company's customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company's results of operations, and could also result in impairment of the assets associated with the PCC plant.

Financial Risks

Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2022, the Company had $1,070.1 million aggregate principal amount of total indebtedness (consisting primarily of $550.0 million aggregate principal amount of loans under our term facility, $400.0 million aggregate principal amount of notes and $115.0 million outstanding under our revolving credit facility) and an additional $175 million of borrowing capacity under the revolving credit facility (after giving effect to $10.5 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on SOFR interest rates, which has resulted in and could continue to result in higher interest expense in the event of continued increases in interest rates.  Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

The agreements and instruments governing our debt contain various covenants that could significantly impact our ability to operate our business.

The agreement governing our senior secured credit facility and the indenture that governs our 5.0% Senior Notes due 2028 contain a number of significant covenants that, among other things, limit our ability to: incur or guarantee additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets. In addition, we are required to comply with specific financial ratios, including a maximum net leverage ratio and a minimum interest coverage ratio, under which we are required to achieve specific financial results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the applicable agreements. In the event of any default under our senior secured credit facility, our lenders could elect to declare all amounts borrowed under the credit agreement, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the credit agreement, the indenture governing our notes, and any other agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

The Company does business in many areas internationally. Approximately 47% of our sales in 2022 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest, terrorism, war, unstable governments and legal systems, and other factors. In late February 2022, Russian military forces launched significant military action against Ukraine, which has continued through the date of this report. We have ceased our sales to Russia.  Our sales in Russia and Ukraine have not been significant historically. Nevertheless, the outbreak of war between Russia and Ukraine and the resulting sanctions by U.S. and European governments, together with any additional future sanctions by them, could have an impact that expands into other geographies where we do business, including supply chain, business partners, and customers in those markets. Any increased trade barriers or restrictions on global trade or retaliatory trade measures taken by Russia or other countries in response could affect our operating results. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the PCC product line, and magnesia and alumina for its Refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 50% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

Operational Risks

The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues that could materially harm the Company’s results of operations, cash flows and financial condition.

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

The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including product liability, patent infringement, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged torts. Litigation can be expensive and disruptive. For example, as described in Note 17 to the consolidated financial statements included in this report, the Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc. Depending on the ultimate outcome of these matters, the Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of liabilities accrued to date in respect of such matters. The resolution of, or recognition of additional liabilities in connection with, pending litigation could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. More generally, any failure to appropriately manage safety, human health, product liability and environmental risks associated with the Company’s products and production processes could adversely impact the Company’s employees and other stakeholders, the Company’s reputation, and its results of operations, cash flows and financial condition. Public perception of the risks associated with the Company’s products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. Any unanticipated liability arising out of a current matter or proceeding, or from the other risks described above, could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

We have been and could continue to be adversely affected by the COVID-19 pandemic.

We are subject to risks related to the global COVID-19 pandemic, which has adversely affected the global and U.S. economy, market conditions and our business. We have been, and could continue to be, affected by delays and disruptions to our supply chain, logistics, and service providers; travel and site access restrictions; reductions in employee availability and effectiveness; changes in operating procedures; and increased costs. We cannot predict the degree to which, or the time period that, global economic conditions and our business, liquidity, financial condition and results of operations will continue to be affected by the COVID-19 pandemic and the resulting preventative measures. The extent to which we are affected will depend on future developments, including the duration of the outbreak and the significance of new variants of COVID-19, travel restrictions, business and workforce disruptions, and the effectiveness of vaccination and other actions taken to contain and treat the disease. The effects on our business, liquidity, financial condition and results of operations could be material.

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

Our operations are becoming increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing, and transmissions, as well as in our manufacturing operations and in our interactions with customers and suppliers. Increased use of remote working arrangements has only increased our reliance on these technologies. Digital technologies are subject to the risk of cyber-attacks, and we have been in the past been affected by a ransomware attack on our information technology systems. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	Metalcasting and specialty products	Performance Materials
Alabama, Selma	Satellite Plant	PCC	Specialty Minerals
Arizona, Phoenix	Plant	Pet care products	Performance Materials
Arizona, Pima County (1)	Plant; Mine	Limestone	Specialty Minerals
Arkansas, Ashdown	Satellite Plant	PCC	Specialty Minerals
California, Lucerne Valley	Plant; Mine	Limestone	Specialty Minerals
Connecticut, Canaan	Plant; Mine	Limestone, Metallurgical Wire/Calcium	Specialty Minerals; Refractories
Georgia. Cartersville	Plant	Environmental products and other building materials products	Performance Materials
Illinois, Belvidere	Plant	Metalcasting products	Performance Materials
Illinois, Hoffman Estates (2)	Research Laboratories; Administrative office	All Company Products	Performance Materials
Indiana, Portage	Plant	Refractories/Shapes	Refractories
Indiana, Troy	Plant	Metalcasting products	Performance Materials
Iowa, Shell Rock	Plant	Metalcasting products	Performance Materials
Kentucky, Wickliffe	Satellite Plant	PCC	Specialty Minerals
Louisiana, Baton Rouge	Plant	Monolithic Refractories	Refractories
Louisiana, Lafayette	Plant	Personal Care Products	Performance Materials
Louisiana, New Iberia (2)	Operations base	Environmental products	Performance Materials
Massachusetts, Adams	Plant; Mine	Limestone, Lime, PCC	Specialty Minerals
Michigan, Albion	Plant	Metalcasting products	Performance Materials
Michigan, Quinnesec	Satellite Plant	PCC	Specialty Minerals
Minnesota, Cloquet	Satellite Plant	PCC	Specialty Minerals
Minnesota, International Falls	Satellite Plant	PCC	Specialty Minerals
Mississippi, Aberdeen	Plant	Performance additive products	Performance Materials
Missouri, Ste. Genevieve	Plant	Limestone, Lime, PCC	Specialty Minerals
Montana, Dillon	Plant; Mine	Talc	Specialty Minerals
Nebraska, Scottsbluff	Transportation terminal		Performance Materials
New York, New York (2)	Headquarters	All Company Products	Headquarters
New York, Ticonderoga	Satellite Plant	PCC	Specialty Minerals
North Dakota, Gascoyne	Plant; Mine	Metalcasting and specialty products	Performance Materials
Ohio, Archbold	Plant	Metalcasting products	Performance Materials
Ohio, Bryan	Plant	Monolithic Refractories	Refractories
Ohio, Chillicothe	Satellite Plant	PCC	Specialty Minerals
Ohio, Dover	Plant	Monolithic Refractories/Shapes	Refractories
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	Monolithic Refractories/Shapes	Refractories
Pennsylvania, York	Plant	Metalcasting and pet care products	Performance Materials

Location	Facility	Product Line	Segment
South Carolina, Eastover	Satellite Plant	PCC	Specialty Minerals
Tennessee, Chattanooga	Plant	Metalcasting products	Performance Materials
Tennessee, Dyersburg	Plant	Pet care products	Performance Materials
Texas, Bay City	Plant	Talc	Performance Materials
Texas, Houston (2)	Research Laboratories	Environmental products	Performance Materials
Texas, Houston (2)	Administrative Office	Environmental products	Performance Materials
Washington, Longview	Satellite Plant	PCC	Specialty Minerals
Wisconsin, Neenah	Plant	Metalcasting products	Performance Materials
Wisconsin, Superior	Satellite Plant	PCC	Specialty Minerals
Wyoming, Colony	Plant; Mine	Metalcasting, pet litter, personal care, specialty and basic minerals products	Performance Materials
Wyoming, Lovell	Plant; Mine	Specialty and pet care products; Environmental and building materials products	Performance Materials

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	Metalcasting, specialty and pet care products	Performance Materials
Australia, Carlingford (2)	Sales Office	Monolithic Refractories	Refractories
Australia, Gurulmundi	Plant; Mine	Metalcasting, specialty and pet care products	Performance Materials
Australia, Perth (2)	Operations base	Environmental products	Performance Materials
Austria, Pucking	Sales Office/Administrative Office	Pet care products	Performance Materials
Austria, Rottersdorf	Plant	Pet care products	Performance Materials
Belgium, Brussels	Administrative Office	Monolithic Refractories	Refractories
Brazil, Guaiba	Satellite Plant	PCC	Specialty Minerals
Brazil, Jacarei	Satellite Plant	PCC	Specialty Minerals
Brazil, Luiz Antonio	Satellite Plant	PCC	Specialty Minerals
Brazil, Macae (2)	Operations base	Environmental products	Performance Materials
Brazil, Mucuri	Satellite Plant	PCC	Specialty Minerals
Brazil, Sao Jose dos Campos	Sales Office /Administrative Office	PCC	Specialty Minerals
Brazil, Suzano	Satellite Plant	PCC	Specialty Minerals
Canada, Brantford, Ontario	Plant	Pet care products	Performance Materials
Canada, Lethbridge, Alberta	Plant	Pet care products	Performance Materials
Canada, Mississaugua, Ontario	Administrative Office	Pet care products	Performance Materials
Canada, Pt. Claire	Administrative Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories
Canada, St. Jerome, Quebec	Satellite Plant	PCC	Specialty Minerals
Canada, Windsor, Quebec	Satellite Plant	PCC	Specialty Minerals
China, Beihai (4)	Satellite Plant	PCC	Specialty Minerals
China, Beijing	Sales Office/Administrative Office	Metalcasting, specialty, fabric care and pet care products	Performance Materials
China, Chao Yang, Liaoning	Plant; Mine	Metalcasting and fabric care products	Performance Materials
China, Changshu	Satellite Plant	PCC	Specialty Minerals
China, Dagang (3)	Satellite Plant	PCC	Specialty Minerals
China, Henan	Satellite Plant	PCC	Specialty Minerals
China, Rugao (4)	Satellite Plant	GCC	Specialty Minerals
China, Shandong	Satellite Plant	PCC	Specialty Minerals
China, Shanghai	Administrative Office/Sales Office	PCC/Monolithic Refractories	Specialty Minerals; Refractories

Location	Facility	Product Line	Segment
China, Shouguang (3)	Satellite Plant	PCC	Specialty Minerals
China, Suzhou	Plant	Environmental and building materials products	Performance Materials
China, Suzhou	Plant/Sales Office/Research Laboratories	PCC/Monolithic Refractories	Specialty Minerals; Refractories
China, Tianjin	Plant; Mine; Research Laboratories	Metalcasting and fabric care products	Performance Materials
China, Yanzhou	Satellite Plant	PCC	Specialty Minerals
China, Zhenjiang (3)	Satellite Plant	PCC	Specialty Minerals
China, Zhumadian	Satellite Plant	PCC	Specialty Minerals
Finland, Äänekoski	Satellite Plant	PCC	Specialty Minerals
Finland, Tervakoski	Satellite Plant	PCC	Specialty Minerals
France, Quimperle	Satellite Plant	PCC	Specialty Minerals
France, Saillat Sur Vienne	Satellite Plant	PCC	Specialty Minerals
Germany, Duisburg	Plant/Sales Office/Research Laboratories	Laser Scanning Instrumentation/ Probes/Monolithic Refractories	Refractories
Germany, Schongau	Satellite Plant	PCC	Specialty Minerals
Netherlands, Hengelo	Plant/Administrative Office	Metallurgical Wire	Refractories
India, Ballarshah (3)	Satellite Plant	PCC	Specialty Minerals
India, Bhuj	Plant	Environmental and building materials products	Performance Materials
India, Chennai	Plant	Metalcasting products	Performance Materials
India, Dandeli	Satellite Plant	PCC	Specialty Minerals
India, Erode (4)	Satellite Plant	PCC	Specialty Minerals
India, Gaganapur (3)	Satellite Plant	PCC	Specialty Minerals
India, Kala Amb	Satellite Plant	PCC	Specialty Minerals
India, Mukstar	Satellite Plant	PCC	Specialty Minerals
India, Mumbai (2)	Sales Office /Administrative Office	PCC/Monolithic Refractories/ Metallurgical Wire	Specialty Minerals; Refractories
India, Lalkuan	Satellite Plant	PCC	Specialty Minerals
India, Rajahmundy (4)	Satellite Plant	PCC	Specialty Minerals
India, Rayagada (3)	Satellite Plant	PCC	Specialty Minerals
India, Saila Khurd	Satellite Plant	PCC	Specialty Minerals
Indonesia, Jakarta (2)	Operations base	Environmental products	Performance Materials
Indonesia, Perawang (3)	Satellite Plant	PCC	Specialty Minerals
Indonesia, Perawang 2 (3)	Satellite Plant	PCC	Specialty Minerals
Ireland, Cork (2)	Plant; Administrative Office/ Research Laboratories	Monolithic Refractories	Refractories
Italy, Brescia	Sales Office	Monolithic Refractories/Shapes	Refractories
Italy, Nave	Plant	Monolithic Refractories/Shapes	Refractories
Japan, Gamagori	Plant/Research laboratories	Monolithic Refractories/Shapes, Calcium	Refractories
Japan, Shiraoi (3)	Satellite Plant	PCC	Specialty Minerals
Japan, Tokyo	Sales/Administrative Office	Monolithic Refractories	Refractories
Korea, Pyeongtaek	Plant	Environmental, building materials and other products	Performance Materials
Malaysia, Kemaman (2)	Operations base	Environmental products	Performance Materials
Malaysia, Sipitang	Satellite Plant	PCC	Specialty Minerals
Netherlands, Moerdjik	Plant/Administrative Office	Pet Care Products	Performance Materials
Nigeria, Port Harcourt (2)	Operations base	Environmental products	Performance Materials

Location	Facility	Product Line	Segment
Poland, Kwidzyn	Satellite Plant	PCC	Specialty Minerals
Poland, Szczytno	Plant	Environmental products	Performance Material
Portugal, Figueira da Foz (3)	Satellite Plant	PCC	Specialty Minerals
Slovakia, Bratislava	Plant; Mine	Pet Care Products	Performance Material
Slovakia, Kopernica	Plant	Pet Care Products	Performance Material
Slovakia, Ruzomberok	Satellite Plant	PCC	Specialty Minerals
South Africa, Johannesburg (2)	Sales Office/Administrative Office	Monolithic Refractories	Refractories
South Africa, Merebank (3)	Satellite Plant	PCC	Specialty Minerals
South Africa, Pietermaritzburg	Plant	Monolithic Refractories	Refractories
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant; Mine	Metalcasting products	Performance Material
Spain, Santander	Administrative Office	Monolithic Refractories	Refractories
Thailand, Laemchabang	Plant	Metalcasting and fabric care products	Performance Material
Thailand, Namphong	Satellite Plant	PCC	Specialty Minerals
Thailand, Tha Toom (3)	Satellite Plant	PCC	Specialty Minerals
Thailand, Tha Toom 2 (3)	Satellite Plant	PCC	Specialty Minerals
Thailand, Wangnoi	Plant	Pet Care Products	Performance Materials
Turkey, Enez	Plant; Mine	Metalcasting, specialty and basic minerals products	Performance Materials
Turkey, Gebze	Plant/Research Laboratories	Monolithic Refractories/Shapes/ Application Equipment	Refractories
Turkey, Istanbul	Sales Office/Administrative Office	Monolithic Refractories	Refractories
Turkey, Kutahya	Plant	Monolithic Refractories/Shapes	Refractories
Turkey, Unye	Plant; Mine	Pet Care Products	Performance Material
Turkey, Usak	Plant; Mine	Specialty material products	Performance Material
United Kingdom, Aberdeen (2)	Operations base	Environmental products	Performance Material
United Kingdom, Birkenhead (2)	Research Laboratories	Environmental products	Performance Material
United Kingdom, Lifford	Plant	PCC, Lime	Specialty Minerals
United Kingdom, Rotherham	Plant/Sales Office	Monolithic Refractories/Shapes	Refractories
United Kingdom, Winsford	Plant/Research Laboratories	Fabric care and other products	Performance Material

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company's headquarters in New York, New York, are held under a lease which expires in 2031.

(3)	These plants are owned through joint ventures.
(4)	These plants are under construction.

Mining Properties

Information concerning our mining properties in this Annual Report on Form 10-K is disclosed in accordance with the requirements of subpart 1300 of Regulation S-K.

The Company relies on access to bentonite reserves to support its Performance Materials segment. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India and Mexico.  The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

The Company also owns mineral deposits that it is not currently mining, including deposits of bentonite in Nevada and chromite in South Africa, and leases its limestone mine in Pima, Arizona to a third party.

Below is a map of our significant mines globally.

MTI Global Mining/Mineral Locations

12
10
13
14
8
6
5
3
2
9
1
4
7
11
15
Limestone
Na Bentonite
Ca Bentonite
Leonardite
Talc
Chromite
(1) Lucerne Valley, CA;(2) Canaan, CT; (3) Adams, MA., (4) Pima, AZ
(5) Colony, WY, (6) Lovell, WY
(7) Sandy Ridge, AL; (8) Lovelock, NV; (9) Enez, Unye, Usak TR; (10) Dongming, CN;
(11) Gurulmundi, AU, (12) Slovakia
(13) Barretts, MT
(14) Gascoyne, ND
(15) Johannesburg, RSA

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

The open-pit mine consists mainly of a mineral deposit of dolomitic limestone.  The mined dolomite is finely pulverized at the processing facility using a variety of crushing and milling equipment.  This resulting Ground Calcium Carbonate (GCC) is primarily used by high-end, high volume construction supply markets in joint compound, floor coverings, asphalt roofing shingles and glass.

Dillon, Montana Mines

The Barretts talc operations consist of two operating mines, the Regal mine and the Treasure mine, and an inactive mining property, the Smith-Dillon mine, all located in the Ruby Range mountains east of Dillon, Montana. Refining and processing plant operations are in Barretts, Beaverhead County, Montana, 8 miles south of Dillon, Montana.

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

Ore is mined by conventional open pit mining methods with ore selectively mined and stockpiled on ore pads at the mine sites. A contract trucking company transports ore from the mines to the processing plant year-round. Both mining locations are fully supported by local power utilities with dedicated power lines to the sites.

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

Operating Statistics

The following table sets forth the tons usage for the fiscal years 2022, 2021 and 2020 by major mineral category.

	2022	2021	2020
	Tons (000s)	Tons (000s)	Tons (000s)
Limestone
Adams, MA	315	355	453
Canaan, CT	562	522	510
Lucerne Valley, CA	1,202	1,250	1,082
Pima County, AZ	114	166	177
Total Limestone	2,193	2,293	2,222

Talc
Dillon, MT	102	117	122

Sodium Bentonite
Australia	—	118	83
Belle/Colony, WY/SD	1,109	1,177	1,345
Lovell, WY	629	629	507
Total Sodium Bentonite	1,738	1,924	1,935

Calcium Bentonite
Chao Yang, Liaoning, China	267	507	332
Nevada	1	1	1
Sandy Ridge, AL	98	77	40
Slovakia, Lutila	52	—	—
Turkey, Enez	172	196	196
Turkey, Usak	62	51	33
Turkey, Unye	331	320	314
Total Calcium Bentonite	983	1,152	916

Leonardite
Gascoyne, ND	31	51	34

GRAND TOTALS	5,047	5,537	5,229

Proven and Probable Reserves

The following table sets forth the Company’s proven and probable reserves, as well as, the conversion factor for the conversion of in-situ materials to saleable products by major minerals category at December 31, 2022.

				Proven and Probable Reserves (1)(2) Tons (000s)
	Proven Reserves (1)(2) Tons (000s)	Probable Reserves (1)(2) Tons (000s)	Conversion Factor (%)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	7,178	1,081	57%	8,259	—	—
Canaan, CT	13,742	4,021	89%	17,763	—	—
Lucerne Valley, CA	30,088	9,198	95%	39,286	—	—
Pima County, AZ	7,243	—	90%	—	7,243	—
Total Limestone	58,251	14,300		65,308	7,243	—
				90%	10%	0%
Talc
Dillon, MT	711	804	65%	1,109	—	405
				73%	0%	27%
Sodium Bentonite
Australia	—	910	80%	—	—	910
Belle/Colony, WY/SD	31,942	24,105	77%	3,135	11,887	41,025
Lovell, WY	31,645	2,486	87%	15,242	14,715	4,174
Other SD, WY, MT	43,117	29,714	77%	54,815	15,048	2,968
Total Sodium Bentonite	106,704	57,215		73,192	41,650	49,077
				45%	25%	30%
Calcium Bentonite
Chao Yang, Liaoning, China	—	557	78%	—	—	557
Nevada	—	1,056	75%	1,012	44	—
Sandy Ridge, AL	4,492	2,009	75%	1,839	—	4,662
Slovakia, Lutila	4,308	395	75%	—	—	4,703
Turkey, Enez	196	1,860	78%	—	—	2,056
Turkey, Usak	523	498	43%	—	—	1,021
Turkey, Unye	212	5,597	80%	—	—	5,809
Total Calcium Bentonite	9,731	11,972		2,851	44	18,808
				13%	—	87%
Leonardite
Gascoyne, ND	120	2,312	67%	—	2,312	120
				0%	95%	5%
Chromite
South Africa	2,465	649	75%	—	—	3,114
				0%	0%	100%

GRAND TOTALS	177,982	87,252		142,460	51,249	71,524
				54%	19%	27%

(1)	Certain definitions:
The term "mineral reserve" represents an estimate of tonnage and grade or quality of indicated and measured mineral resources that can be the basis of an economically viable project.
The term "proven mineral reserve" represents the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
The term "probable mineral reserve" represents the economically mineable part of an indicated and, in some cases a measured mineral resource.
(2)	Mineral reserves estimates were calculated and prepared by the Company's in-house technical staff.
(3)	Quantity of reserves that would be owned if patent was granted.

Measured, Indicated and Inferred Resources

The following table sets forth the Company’s measured, indicated and inferred resources by major minerals category at December 31, 2022.

					Total Resources (1)(2) Tons (000s)
	Measured Resources (1)(2) Tons (000s)	Indicated Resources (1)(2) Tons (000s)	Measured and Indicated (1)(2) Resources Tons (000s)	Inferred (1)(2) Resources Tons (000s)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	12,555	1,891	14,446	583	15,029	—	—
Canaan, CT	30,996	25,460	56,456	3,674	60,130	—	—
Lucerne Valley, CA	61,014	31,874	92,888	7,247	100,135	—	—
Pima County, AZ	—	—	—	—	—	—	—
Total Limestone	104,565	59,225	163,790	11,504	175,294	—	—
					100%	0%	0%
Talc
Dillon, MT	955	1,231	2,186	1,077	2,628	—	635
					81%	0%	19%
Sodium Bentonite
Australia	—	1,206	1,206	—	—	—	1,206
Belle/Colony, WY/SD	8,818	6,977	15,794	94	556	8,141	7,193
Lovell, WY	410	57	467	3,146	1,076	2,410	127
Other SD, WY, MT	4,612	—	4,612	11,030	—	15,642	—
Total Sodium Bentonite	13,840	8,240	22,079	14,270	1,631	26,193	8,526
					5%	72%	23%
Calcium Bentonite
Chao Yang, Liaoning, China	—	300	300	787	—	—	1,087
Nevada	—	—	—	—	—	—	—
Sandy Ridge, AL	195	907	1,102	—	—	—	1,102
Slovakia, Lutila	—	3,470	3,470	—	—	—	3,470
Turkey, Enez	750	—	750	1,192	—	—	1,942
Turkey, Usak	449	—	449	—	—	—	449
Turkey, Unye	—	1,320	1,320	21,000	—	—	22,320
Total Calcium Bentonite	1,394	5,997	7,391	22,979	—	—	30,370
					0%	0%	100%
Leonardite
Gascoyne, ND	1,435	—	1,435	790	—	—	2,225
					0%	0%	100%
Chromite
South Africa	800	584	1,384	7,093	—	—	8,477
					0%	0%	100%
Other
Nevada	—	2,997	2,997	3,031	—	6,028	—
					0%	100%	0%

GRAND TOTALS	122,989	78,274	201,262	60,744	179,553	32,221	50,233
					69%	12%	19%

(1)	Certain definitions:
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

The Company holds numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our mines. Permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and applicable regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.

Assuming the continuation of 2022 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 52 years, commercially usable calcium bentonite for the next 22 years and commercially usable leonardite for more than 75 years. At current usage levels, the Company has reserves in excess of 30 years at its limestone production facilities and in excess of 11 years at the Company's subsidiary Barretts Minerals Inc.'s talc production facility.

The Company has ongoing exploration and development activities for all of its mineral interests with the intent to increase its proven and probable reserves.

Item 3.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. Additional information regarding legal proceedings is disclosed in Note 17 to the consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference.

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

Name	Age	Position
Douglas T. Dietrich	53	Chairman of the Board and Chief Executive Officer
Erik C. Aldag	40	Senior Vice President, Finance and Treasury, and Chief Financial Officer
Brett Argirakis	58	Group President, Performance Materials and Refractories
Michael A. Cipolla	65	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	35	Vice President, Human Resources
Jonathan J. Hastings	60	Senior Vice President, Strategy and M&A
Timothy J. Jordan	48	Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	60	Group President, Specialty Minerals and Household and Personal Care

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

Erik C. Aldag was named Senior Vice President, Finance and Treasury, and Chief Financial Officer effective November 2022.  Mr. Aldag joined the Company in 2017 as Director of Financial Analysis and Planning and assumed the role of Investor Relations in 2020.  Mr. Aldag has led finance teams in the U.S. and internationally in companies serving both consumer and industrial markets, as Finance Director of The Chia Co., and in various positions at Alcoa Inc.

Brett Argirakis was named Group President, Performance Materials and Refractories in January 2023.  Prior to that he was Senior Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain effective December 2020, and  Vice President and Managing Director, Minteq International effective in 2016 with additional responsibility for MTI Global Supply Chain given in October 2019.  Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility. Prior to his current position, he was Global Vice President & General Manager, Refractories effective August 2009.  Prior to that, he served as Director, Marketing, Minteq Europe and as Director of Sales and Field Operations for Minteq U.S.

Michael A. Cipolla was named Vice President, Corporate Controller and Chief Accounting Officer in July 2003. Prior to that, he served as Corporate Controller and Chief Accounting Officer of the Company since 1998. From 1992 to 1998 he served as Assistant Corporate Controller of the Company.

Erin N. Cutler was named Vice President, Human Resources effective August 2020. Prior to that, she was Director, Talent Management, where she led major human resources initiatives including enhancing talent management and succession practices, strengthening talent acquisition efforts, and building talent development programs through the creation and deployment of internship and mentorship programs. Prior to joining the Company in July 2015, she was employed by Pratt Industries where she held multiple human resource positions of increasing responsibility.

Jonathan J. Hastings was named Senior Vice President, Strategy and M&A in January 2023.  Prior to that, he was Group President, Performance Materials effective June 2018.  He joined the Company in September 2011 as Vice President, Corporate Development, and was appointed Senior Vice President, Corporate Development effective April 2013. Prior to joining the Company, he was Senior Director of Strategy and New Business Development – Coatings, Global at The Dow Chemical Company. Prior to that he held positions of increasing responsibility at Rohm and Haas, including Vice President & General Manager – Packaging and Building Materials – Europe.

Timothy J. Jordan was named Vice President, General Counsel, Secretary and Chief Compliance Officer effective January 2023.  He joined the Company in 2008 managing all legal aspects of the organization and providing legal support to all corporate functions, as well as, commercial, environmental/regulatory and supply chain activities.  Mr. Jordan possesses global expertise in designing, negotiating and implementing complex packages inclusive of joint venture, long-term manufacturing/supply, sourcing, construction, real estate and technology licensing agreements.

D.J. Monagle III was named Group President, Specialty Minerals, Household and Personal care in January 2023. Prior to that he was Group President, Specialty Minerals and Refractories effective March 2017 and Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group, effective February 2014. He joined the Company in January of 2003 and held positions of increasing responsibility including Senior Vice President and Managing Director, Paper PCC; Vice President and Managing Director - Performance Minerals; Vice President, Americas, Paper PCC; and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility. Between 1985 and 1990, he served as an aviation officer in the U.S. Army’s 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is traded on the New York Stock Exchange under the symbol "MTX".

Holders

On February 3, 2023 there were approximately 186 holders of record of the common stock.

Issuer Purchases of Equity Securities

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  There were no share repurchases under this program in the fourth quarter of 2022.  Over this program's one-year period, 1,027,768 shares were repurchased for $67.8 million, or an average price of approximately $65.99 per share.  This program is now complete.

Performance Graph

The graph below compares Minerals Technologies Inc.'s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2017 to 12/31/2022.

	2017	2018	2019	2020	2021	2022
Minerals Technologies Inc.	$100.00	$74.79	$84.27	$91.18	$107.65	$89.64
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
Dow Jones US Industrials	100.00	88.74	117.86	138.99	164.52	141.41
Dow Jones US Basic Materials	100.00	83.83	100.39	118.78	151.78	140.30
S&P MidCap 400 Materials Sector	100.00	79.63	96.25	106.50	140.82	136.97

The graph below compares Minerals Technologies Inc.'s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2022.

	2019	2020	2021	2022
Minerals Technologies Inc.	$100.00	$108.19	$127.74	$106.37
S&P 500	100.00	118.40	152.39	124.79
S&P Midcap 400	100.00	113.66	141.80	123.28
Dow Jones US Industrials	100.00	117.92	139.58	119.98
Dow Jones US Basic Materials	100.00	118.32	151.20	139.75
S&P MidCap 400 Materials Sector	100.00	110.65	146.30	142.31

The graph below compares Minerals Technologies Inc.'s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, and the S&P MidCap 400 Materials Sector. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2021 to 12/31/2022.

	2021	2022
Minerals Technologies Inc.	$100.00	$83.27
S&P 500	100.00	81.89
S&P Midcap 400	100.00	86.94
Dow Jones US Industrials	100.00	85.96
Dow Jones US Basic Materials	100.00	92.43
S&P MidCap 400 Materials Sector	100.00	97.27

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

Executive Summary

Worldwide sales increased 14% in 2022 to $2.126 billion as compared with $1.858 billion in 2021.  Foreign exchange had an unfavorable impact on sales of $100 million or 6%.  Consolidated income from operations was $214.8 million, as compared with $235.7 million in the prior year.  Included in income from operations for 2022 was $32.6 million recorded for litigation costs to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company's Barretts Minerals Inc. subsidiary and $5.1 million of acquisition related transaction and integration costs. Included in income from operations in 2021 was $1.1 million for assets write-downs and severance-related costs and $4.0 million of acquisition related transaction and integration costs.  Net income was $122.2 million in 2022, as compared to $164.4 million in the prior year.  The Company reported diluted earnings of $3.73 per share in 2022 as compared with $4.86 per share in the prior year.

The Company refinanced its revolving credit facility and term loan in the third quarter of 2022, extending out maturities to 2027.  In connection with the refinancing, the Company incurred $6.9 million of debt extinguishment expenses.

In 2022, the Company continued to execute on its key growth initiatives driven by multi-year advancements in new product development, of geographic penetration, and growth from acquisitions.  On April 29, 2022, the Company completed the acquisition of Concept Pet, a European supplier of pet litter products.  The purchase of Concept Pet supports the expansion of our European pet care business as well as providing additional mineral reserves.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $252.8 million as of December 31, 2022.  Cash flow from operations for 2022 was $105.7 million.  The Company currently has more than $400 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment, by using cash flow for investments in growth and continued debt reduction.

Outlook

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2023 from its existing businesses, as follows:

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

●	Further penetration into the packaging segment of the paper industry.
●	Increase our sales of PCC for paper by further penetration of the markets for paper filling at both freesheet and groundwood mills, particularly in emerging markets.
●	Expand the Company’s PCC coating product line using the satellite model.
●	Promote the Company’s expertise in crystal engineering, especially in helping papermakers customize PCC morphologies for specific paper applications.
●	Expand PCC produced for paper filling applications by working with industry partners to develop new methods to increase the ratio of PCC for fiber substitutions.
●	Develop unique mineral products used in the manufacture of novel biopolymers, a new market opportunity.
●	Deploy new mineral products in paint, coating and packaging applications.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Deploy operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our core competencies in minerals and fine particle technology.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net sales	$2,125.5	$1,858.3	$1,594.8	14.4%	16.5%
Cost of sales	1,660.5	1,411.8	1,189.4	17.6%	18.7%
Production margin	465.0	446.5	405.4	4.1%	10.1%
Production margin %	21.9%	24.0%	25.4%

Marketing and administrative expenses	192.1	186.2	176.5	3.2%	5.5%
Research and development expenses	20.4	19.5	19.9	4.6%	(2.0)%
Acquisition related transaction and integration costs	5.1	4.0	3.1	27.5%	29.0%
Litigation costs	32.6	—	10.4	*	*
Restructuring and other items, net	-	1.1	7.6	*	(85.5)%

Income from operations	214.8	235.7	187.9	(8.9)%	25.4%
Operating margin %	10.1%	12.7%	11.8%

Interest expense, net	(43.9)	(37.2)	(38.2)	18.0%	(2.6)%
Debt extinguishment expenses	(6.9)	—	—	*	*
Non-cash pension settlement charge	(3.5)	(1.8)	(6.4)	94.4%	(71.9)%
Other non-operating income (deductions), net	(3.8)	5.6	(5.3)	*	*
Total non-operating deductions, net	(58.1)	(33.4)	(49.9)	74.0%	(33.1)%

Income before tax and equity in earnings	156.7	202.3	138.0	(22.5)%	46.6%
Provision for taxes on income	32.1	36.6	24.4	(12.3)%	50.0%
Effective tax rate	20.5%	18.1%	17.7%

Equity in earnings of affiliates, net of tax	1.7	2.8	2.2	(39.3)%	27.3%

Consolidated net income	126.3	168.5	115.8	(25.0)%	45.5%
Less: Net income attributable to non-controlling interests	4.1	4.1	3.4	0.0%	20.6%
Net income attributable to Minerals Technologies Inc. (MTI)	$122.2	$164.4	$112.4	(25.7)%	46.3%

*  Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
U.S.	$1,135.6	$959.6	$822.5	18.3%	16.7%
International	989.9	898.7	772.3	10.1%	16.4%
Total sales	$2,125.5	$1,858.3	$1,594.8	14.4%	16.5%

Performance Materials Segment	$1,127.7	$976.0	$825.8	15.5%	18.2%
Specialty Minerals Segment	648.4	578.9	510.9	12.0%	13.3%
Refractories Segment	349.4	303.4	258.1	15.2%	17.6%
Total sales	$2,125.5	$1,858.3	$1,594.8	14.4%	16.5%

Worldwide net sales in 2022 increased 14.4% from the previous year to $2,125.5 million.  Included in net sales for 2022 are $14.7 million of net sales of Concept Pet and $70.0 million of incremental sales from our Normerica acquisition last year.  Foreign exchange had an unfavorable impact on sales of approximately $100 million or 6 percentage points. Net sales in the United States increased 18.3% to $1,135.6 million in 2022 and represented 53.0% of consolidated net sales.  International sales increased 10.1% to $989.9 million in 2022 and represented 47.0% of consolidated net sales.

Worldwide net sales in 2021 increased 16.5% from the previous year to $1,858.3 million.  Included in net sales for 2021 are $48.6 million of net sales of Normerica.  Foreign exchange had a favorable impact on sales of approximately $27 million or 2 percentage point.  Net sales in the United States increased 16.7% to $959.6 million in 2021 and represented 52.0% of consolidated net sales. International sales increased 16.4% to $898.7 million in 2021 and represented 48.0% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,660.5 million, $1,411.8 million and $1,189.4 million in 2022, 2021 and 2020, respectively.  Production margin as a percentage of net sales was 21.9% in 2022, 24.0% in 2021 and 25.4% in 2020.  Production margin decreased in 2022 primarily due to timing of pricing actions relative to higher inflationary costs, including energy and other manufacturing costs as well as supply chain and logistics challenges.

Marketing and administrative costs were $192.1 million, $186.2 million and $176.5 million in 2022, 2021 and 2020, respectively.  Marketing and administrative costs as a percentage of net sales were 9.0% in 2022, 10.0% in 2021 and 11.1% in 2020.

Research and development expenses were $20.4 million, $19.5 million and $19.9 million in 2022, 2021 and 2020, respectively.  Research and development expenses as a percentage of net sales were 1.0% in 2022, 1.0% in 2021 and 1.2% in 2020.

In 2022, the Company recorded $32.6 million of litigation costs relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company's Barretts Minerals Inc. subsidiary.  In addition, the Company recorded a $5.1 million charge for acquisition related transaction and integration costs.

In 2021, the Company recorded a $1.1 million charge for asset write-downs and other restructuring costs and $4.0 million for acquisition related transaction and integration costs.

In 2020, the Company recorded a $10.4 million charge related to litigation expenses associated with the bankruptcy of Novinda Corp.  In addition, the Company recorded a $7.6 million charge for asset write-downs and other restructuring cost and $3.1 million for acquisition related transaction and integration costs.

Income from Operations

During 2022, the Company recorded income from operations of $214.8 million, as compared with $235.7 million in the prior year.  Income from operations represented 10.1% of sales compared with 12.7% of sales in the prior year.  Income from operations in 2022 included a $32.6 million charge for litigation costs relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from the Company's Barretts Minerals Inc. subsidiary and a $5.1 million charge for acquisition related transaction and integration costs.

During 2021, the Company recorded income from operations of $235.7 million, as compared with $187.9 million in the prior year.  Income from operations represented 12.7% of sales compared with 11.8% of sales in the prior year.  Income from operations in 2021 included $1.1 million for asset write-downs and severance-related costs and $4.0 million of acquisition related transaction and integration costs.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions, net of $58.1 million in 2022 as compared with $33.4 million in the previous year.

Included in non-operating deductions was net interest expense of $43.9 million in 2022 as compared to $37.2 million in the prior year, primarily due to higher interest rates. The Company recorded debt extinguishment expenses of $6.9 million related to the refinancing of its credit facilities.  In addition, the Company recorded a non-cash pension settlement charge of $3.5 million  relating to some of the Company's retirement plans in the United States.

Included in non-operating deductions was net interest expense of $37.2 million in 2021 as compared to $38.2 million in the prior year, primarily due to lower interest rates. Additionally, the Company recorded at $1.8 million non-cash pension settlement charge relating to one of the Company's retirement plans in the United States.

Provision for Taxes on Income

Provision for taxes was $32.1 million, $36.6 million and $24.4 million in 2022, 2021 and 2020, respectively.  The effective tax rates were 20.5%, 18.1% and 17.7% during 2022, 2021 and 2020, respectively.

The U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform) legislation, enacted in December 2017, established several significant changes the U.S. tax code, such as a new Global Intangible Low-Tax Income provision (“GILTI”) that currently taxes certain income from foreign operations and Foreign-Derived Intangible Income ("FDII") which is the portion of a domestic corporation's intangible income that is derived from serving foreign jurisdictions.

The higher effective tax rate in 2022 as compared to 2021 was primarily due to the impact of GILTI and the 162(m) disallowance.  The higher effective tax rate in 2021 as compared to 2020 was primarily due to tax credits in the prior year resulting from the expiration of a tax statute of limitations.

The other factors having the most significant impact on our effective tax rates in recent periods are the rate differentials related to foreign earnings indefinitely invested, percentage depletion, GILTI, FDII and the tax benefits on restructuring and impairment charges at a higher rate.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $9.6 million in 2022, $10.9 million in 2021 and $8.5 million in 2020.

The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $3.5 million,  $1.2 million and $0.6 million for 2022, 2021 and 2020, respectively.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $3.8 million, $5.2 million and $4.6 million in 2022, 2021 and 2020, respectively.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $126.3 million in 2022 and included a $37.9 million charge, net of tax.  This charge consisted of litigation costs, acquisition related transaction and integration costs, debt extinguishment expenses and a non-cash pension settlement charge.

Consolidated net income was $168.5 million in 2021 and included a $5.3 million charge, net of tax.  This charge consisted of asset write-downs, severance-related costs, acquisition-related transaction and integration costs and a non-cash pension settlement charge.

Segment Review

The following discussions highlight the operating results for each of our three segments.

Performance Materials Segment

	Year Ended December 31,
(millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net Sales
Household, Personal Care & Specialty Products	$560.9	$460.5	$380.2	$100.4	$80.3
Metalcasting	334.0	319.2	258.1	14.8	61.1
Environmental Products	174.1	136.3	131.6	37.8	4.7
Building Materials	58.7	60.0	55.9	(1.3)	4.1
Total net sales	$1,127.7	$976.0	$825.8	$151.7	$150.2

Income from operations	$127.2	$125.0	$108.8	$2.2	$16.2
% of net sales	11.3%	12.8%	13.2%

2022 v 2021

Net sales in the Performance Materials segment increased 15.5% to $1,127.7 million as compared with $976.0 in the prior year.  Household, Personal Care & Specialty Products sales increased 21.8% to $560.9 million from $460.5 million the prior year. This increase is driven by strong demand for consumer-oriented products and the acquisition of Concept Pet. Included within 2022 net sales for Household, Personal Care & Specialty Products are $14.7 million of net sales for Concept Pet and $70.0 million of incremental sales from our Normerica acquisition last year.  Metalcasting’s sales increased 4.6% from $319.2 million in the prior year to $334.0 million in 2022, as strength in North America and the rest of the world offset weakness in China due to  COVID-19 related restrictions and shutdowns.  Environmental Products sales grew 27.7% on strength in remediation, wastewater and filtration activity.  Building Materials sales were 2% lower than prior year on timing of projects.

Income from operations increased $2.2 million, or 14.9% to $127.2 million in 2022 and represented 11.3% of net sales as compared to $125.0 million and 12.8% of sales in 2021.  Margin was impacted by the timing of pricing actions relative to inflationary cost increases and supply chain and logistics issues.

2021 v 2020

Net sales in the Performance Materials segment increased 18.2% to $976.0 million as compared with $825.8 in the prior year. Household, Personal Care & Specialty Products sales increased 21.1% to $460.5 million from $380.2 million the prior year. Included within 2021 net sales for Household, Personal Care & Specialty Products are $48.6 million of net sales for Normerica. The acquisition of Normerica contributed 13 percent growth versus prior year. In addition, organic sales contributed an additional 8 percent driven by strong demand for consumer-oriented products.  Metalcasting’s sales increased 23.7% from $258.1 million in the prior year to $319.2 million in 2021, primarily due to increased foundry demand across a diverse set of foundry customer end markets and continued penetration in Asia.  Environmental Products and Building Materials sales grew 3.6% and 7.3%, respectively on higher levels of project activity that yielded an increase in sales from the prior year of $4.7 million and $4.1 million, respectively.

Income from operations increased $16.2 million, or 14.9% to $125.0 million in 2021 and represented 12.8% of net sales as compared to $108.8 million and 13.2% of sales in 2020.  Margin was impacted by the timing of pricing actions relative to inflationary cost increases and operational efficiencies.

Specialty Minerals Segment

	Year Ended December 31,
(millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net Sales
Paper PCC	$381.7	$349.7	$308.4	$32.0	$41.3
Specialty PCC	100.4	77.1	69.3	23.3	7.8
PCC Products	$482.1	$426.8	$377.7	$55.3	$49.1

Ground Calcium Carbonate	$109.1	$98.1	$89.3	$11.0	$8.8
Talc	57.2	54.0	43.9	3.2	10.1
Processed Minerals Products	$166.3	$152.1	$133.2	$14.2	$18.9

Total net sales	$648.4	$578.9	$510.9	$69.5	$68.0

Income from operations	$41.3	$72.9	$67.8	$(31.6)	$5.1
% of net sales	6.4%	12.6%	13.3%

2022 v 2021

Net sales in the Specialty Minerals segment increased 12.0% to $648.4 million in 2022 from $578.9 million in 2021. Worldwide sales of PCC products increased 13.0% to $482.1 million in 2022 from $426.8 million in the prior year due to the ramp-up of new paper and packaging volumes and strong demand for specialty PCC products in construction, automotive and consumer markets.  Specialty PCC sales grew 30.2% as compared with prior year. Sales of Processed Minerals products increased 9.3% to $166.3 million in 2022 from $152.1 million in the prior year due to strength in residential construction and automotive markets.

Income from operations decreased $31.6 million, or 43.3% to $41.3 million in 2022 and represented 6.4% of net sales compared to $72.9 million and 12.6% of sales in the prior year. Included in income from operations were $32.6 million relating to costs incurred to defend against, opportunistically settle and establish a reserve for claims associated with certain talc products from the Company's Barretts Minerals Inc. subsidiary.  Operating margin was impacted by the timing of contractual and negotiated price increases relative to inflationary cost increases including energy and other manufacturing costs.

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

Refractories Segment

	Year Ended December 31,
(millions of dollars)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020

Net Sales
Refractory Products	$273.4	$237.1	$212.3	$36.3	$24.8
Metallurgical Products	76.0	66.3	45.8	9.7	20.5
Total net sales	$349.4	$303.4	$258.1	$46.0	$45.3

Income from operations	$57.6	$49.3	$35.5	$8.3	$13.8
% of net sales	16.5%	16.2%	13.8%

2022 v 2021

Net sales in the Refractories segment increased 15.2% to $349.4 million in 2022 from $303.4 million in the prior year  driven by improved steel market conditions, strong operating performance and new business development.

Income from operations increased $8.3 million, or 16.8% to $57.6 million and represented 16.5% of net sales in 2022 compared to $49.3 million or 16.2% of sales in 2021 due to higher sales volumes from improved steel market conditions, strong operating performance and new business development.

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

Inflation

While inflation historically has not had a material impact on the Company, our financial performance was affected in 2022, and could continue to be adversely affected by increases in energy and commodity prices. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

Liquidity and Capital Resources

Cash provided from continuing operations in 2022 was $105.7 million, compared with $232.4 million in prior year. Cash flows from operations in 2022 were significantly lower than prior year driven by a deliberate, strategic inventory build, the impact of higher pricing on accounts receivable, and inflation on inventory and other assets. Cash flows provided from operations in 2022 were principally used to fund acquisitions and capital expenditures, repay debt, repurchase shares and to pay the Company's dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

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

As of December 31, 2022, there were $115.0 million in loans and $10.5 million in letters of credit outstanding under the Revolving Facility.

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

As part of the Company's acquisition of Sivomatic in 2018, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter of 2022.  During 2022, the Company repaid $0.2 million on this loan.

The Company has a committed loan facility in Japan. As of December 31, 2022, there was an outstanding balance of $2.0 million on this facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.5 million on these loans in 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of December 31, 2022, the Company had $25.3 million in uncommitted short-term bank credit lines, $4.7 million of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2023 should be between $80 million and $90 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at December 31, 2022 is an asset of $1.0 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at December 31, 2022 is an asset of $13.8 million. These swaps mature in May 2023.  As a result of these swaps, the Company's effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

On October 20, 2021, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $75 million of the Company's shares over a one-year period.  Over this program's one-year period, 1,027,768 shares were repurchased for $67.8 million, or an average price of approximately $65.99 per share.  This program is now complete.

On January 25, 2023, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.05 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over four hundred cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc.  Based on its evaluation of available information, the Company accrued $31 million for litigation costs during the third quarter of 2022.  The litigation costs were incurred to defend against, opportunistically settle, and establish a reserve for such cases. The Company’s position is that these cases are meritless, and all talc products sold by Barretts Minerals Inc. are safe.  However, we cannot predict the ultimate outcome of pending litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of liabilities accrued to date.  See Note 17 to the consolidated financial statements included in this report for more information.

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

Revenue Recognition

Revenue is recognized at the point in time when the customer obtains control of the promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  The Company's revenues are primarily derived from the sale of products.  Our primary performance obligation is satisfied upon shipment or delivery to our customer based on written sales terms, which is also when control is transferred.   Revenue, where our performance obligations are satisfied in phases, is recognized over time using certain input measures based on the measurement of the value transferred to the customer, including milestones achieved.  Revenues from sales of equipment are recorded upon completion of installation and transfer of control to the customer.   Revenues from services are recorded when the services are performed.

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2022 and 2021, respectively. We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

The Company has four reporting units; Performance Materials, PCC, Processed Minerals and Refractories. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, and management regularly reviews the operating results of those components.  In the fourth quarter of 2022, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $156.0 million and $165.1 million at December 31, 2022 and 2021, respectively.

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

Pension Benefits

We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements.  Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans.  These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines.  Our assumptions reflect our historical experience and management's best judgment regarding future expectations.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions.  The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants, among other things.

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2022 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2022, the Company had approximately 54% of its pension assets in equity securities, 32% in fixed income securities and 14% in other securities.

The Company recognized pension expense of $4.9 million in 2022 as compared to $9.1 million in 2021.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2022, total actuarial losses recognized in Accumulated other comprehensive income (loss) for pension plans were ($38.1) million as compared to ($73.3) million in 2021.  The majority of the actuarial losses were due to decreases in the discount rate and lower actual rates of return on assets than expected during the financial crisis of 2008.

A net gain of $46.3 million ($35.3 million after-tax) primarily due to actuarial gains, driven by a change in discount rates is included in other comprehensive income in 2022. In 2021, a net gain of $60.6 million ($45.2 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates. In 2020, a net loss of $24.5 million ($18.7 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates and updated mortality tables.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2022, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.  In the second quarter of 2018, the Company entered into a cross currency swap with a total notional value of $150 million.  The swap matures in May 2023.  The fair value of this swap at December 31, 2022, was an asset of $13.8 million.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for with a total notional value of $150 million.  The fair value of this swap at December 31, 2022, was an asset of $1.0 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $21 million in incremental interest charges on an annual basis.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During 2021, we closed on the acquisition of Normerica, and we excluded Normerica from the scope of management's report on internal control over financial reporting for the year ended December 31, 2021.  The process of integrating Normerica to our overall internal control over financial reporting has been completed and we included it in scope for the year ended December 31, 2022.

There were no other changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2022. All of our equity compensation plans have been approved by our stockholders. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,540,012	$62.22	1,080,460

Total	1,540,012	$62.22	1,080,460

(1)	Includes shares issuable upon exercise of outstanding stock options and shares issuable upon vesting of time-based deferred restricted stock units (DRSUs).
(2)	The weighted-average exercise price includes all outstanding stock options but does not include DRSUs which do not have an exercise price.

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

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-43.

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.5(a)
First Amendment to Employment Agreement, dated April 15, 2021, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.6
Form of Employment Agreement between the Company and each of Erik C. Aldag, Brett Argirakis,  Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.7(a)
First Amendment to Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.8
Form of Severance Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Jonathan J. Hastings, Timothy J. Jordan, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.10(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011) (+)

10.11
2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 11, 2020 (Incorporated by reference to Appendix A to the Company’s Supplement to its 2020 Proxy Statement (file no. 001-11430) filed on April 22, 2020) (+)

10.11(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.11(b)
Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.12
Company Retirement Plan, as amended and restated, dated August 27, 2020 (Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.13
Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.13 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.13(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.13(b)
Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.14
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.14(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(c)
Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.15(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.14(d)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (Incorporated by reference to exhibit 10.15(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2015)(+)

10.14(e)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated July 16, 2020 (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended June 28, 2020)(+)

10.14(f)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 21, 2020 (Incorporated by reference to exhibit 10.15(f) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.14(g)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated May 25, 2022 (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended July 3, 2022) (+)

10.14(h)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 15, 2022 (*) (+)
10.15
Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.15 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.15(a)
Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)

10.15(b)
First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(c)
Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(c) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(d)
Third Amendment to the Company Supplemental Savings Plan, dated December 16, 2016 (Incorporated by reference to exhibit 10.16(d) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016)(+)

10.15(e)
Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (Incorporated by reference to exhibit 10.16(e) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.16
Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)

10.16(a)
Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.16(b)
First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17
Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)

10.17(a)
First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17(b)
Second Amendment to Company Retiree Medical Plan, dated November 10, 2021 (Incorporated by reference to exhibit 10.18(b) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2021) (+)

10.18
Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.18(a)
Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.19
Refinancing Facility Agreement dated as of August 11, 2022, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the exhibit 10.1 filed with the Company's Current Report on Form 8-K (file no. 001-11430) filed on August 11, 2022)

10.20
Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (Incorporated by reference to the exhibit so designated filed with the Company's Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

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

February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chairman of the Board and Chief Executive Officer	February 17, 2023
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Erik C. Aldag	Senior Vice President – Finance and Treasury,	February 17, 2023
Erik C. Aldag	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 17, 2023
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 17, 2023
Joseph C. Breunig

*	Director	February 17, 2023
John J. Carmola

*	Director	February 17, 2023
Robert L. Clark

*	Director	February 17, 2023
Alison A. Deans

/s/ Douglas T. Dietrich	Chairman	February 17, 2023
Douglas T. Dietrich

*	Director	February 17, 2023
Duane R. Dunham

*	Director	February 17, 2023
Franklin L. Feder

*	Director	February 17, 2023
Rocky Motwani

*	Director	February 17, 2023
Carolyn K. Pittman

*	Director	February 17, 2023
Marc E. Robinson

* By: /s/ Timothy J. Jordan
Timothy J. Jordan
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$247.2	$299.5
Short-term investments, at cost which approximates market	5.6	4.9
Accounts receivable	404.0	367.8
Inventories	348.8	297.7
Prepaid expenses	43.3	41.2
Other current assets	21.6	17.4
Total current assets	1,070.5	1,028.5

Property, plant and equipment, less accumulated depreciation and depletion	1,050.4	1,049.1
Goodwill	914.8	907.5
Intangible assets	241.9	251.6
Deferred income taxes	24.4	23.0
Other assets and deferred charges	99.6	114.5
Total assets	$3,401.6	$3,374.2

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$119.7	$80.0
Current maturities of long-term debt	14.5	0.8
Accounts payable	193.8	196.1
Income tax payable	9.5	—
Accrued compensation and related items	55.3	57.9
Other current liabilities	109.8	85.0
Total current liabilities	502.6	419.8

Long-term debt, net of unamortized discount and deferred financing costs	928.1	936.2
Deferred income taxes	180.4	188.1
Accrued pension and postretirement benefits	63.5	114.3
Other non-current liabilities	113.8	136.3
Total liabilities	1,788.4	1,794.7

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 49,528,306 shares in 2022 and 49,347,347 shares in 2021	4.9	4.9
Additional paid-in capital	487.6	474.2
Retained earnings	2,284.6	2,168.9
Accumulated other comprehensive loss	(366.5)	(333.6)
Less common stock held in treasury, at cost; 17,033,040 shares in 2022 and 16,170,154 shares in 2021	(831.1)	(775.1)

Total Minerals Technologies Inc. shareholders' equity	1,579.5	1,539.3
Non-controlling interests	33.7	40.2
Total shareholders' equity	1,613.2	1,579.5

Total liabilities and shareholders' equity	$3,401.6	$3,374.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2022	2021	2020
Net sales	$2,125.5	$1,858.3	$1,594.8
Cost of goods sold	1,660.5	1,411.8	1,189.4

Production margin	465.0	446.5	405.4

Marketing and administrative expenses	192.1	186.2	176.5
Research and development expenses	20.4	19.5	19.9
Acquisition-related expenses	5.1	4.0	3.1
Litigation expenses	32.6	—	10.4
Restructuring and other items, net	—	1.1	7.6
Income from operations	214.8	235.7	187.9

Interest expense, net	(43.9)	(37.2)	(38.2)
Debt extinguishment expenses	(6.9)	—	—
Non-cash pension settlement charge	(3.5)	(1.8)	(6.4)
Other non-operating income (deductions), net	(3.8)	5.6	(5.3)
Total non-operating deductions, net	(58.1)	(33.4)	(49.9)

Income before tax and equity in earnings	156.7	202.3	138.0
Provision for taxes on income	32.1	36.6	24.4
Equity in earnings of affiliates, net of tax	1.7	2.8	2.2

Consolidated net income	126.3	168.5	115.8
Less:
Net income attributable to non-controlling interests	4.1	4.1	3.4
Net income attributable to Minerals Technologies Inc. (MTI)	$122.2	$164.4	$112.4

Earnings per share:

Basic:
Income from operations attributable to MTI	$3.74	$4.89	$3.29
Diluted:
Income from operations attributable to MTI	$3.73	$4.86	$3.29

Cash dividends declared per common share	$0.20	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	32.7	33.6	34.2
Diluted	32.8	33.8	34.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Consolidated net income	$126.3	$168.5	$115.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(78.9)	(78.9)	10.9
Pension and postretirement plan adjustments	35.3	45.2	(18.7)
Unrealized gain (loss) on cash flow hedges	7.8	8.4	(8.5)
Total other comprehensive loss, net of tax	(35.8)	(25.3)	(16.3)
Total comprehensive income including non-controlling interests	90.5	143.2	99.5

Less: Net income attributable to non-controlling interests	4.1	4.1	3.4
Less: Foreign currency translation adjustments attributable to non-controlling interests	(2.9)	(0.1)	1.7
Comprehensive income attributable to non-controlling interests	1.2	4.0	5.1

Comprehensive income attributable to Minerals Technologies Inc.	$89.3	$139.2	$94.4

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Operating Activities:

Consolidated net income	$126.3	$168.5	$115.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94.2	94.6	93.9
Loss on disposal of property, plant and equipment	(0.1)	0.4	0.2
Deferred income taxes	(17.2)	2.1	(2.7)
Pension amortization and settlement loss	8.4	13.1	13.1
Provision for bad debts	4.1	0.9	2.6
Stock-based compensation	10.4	10.7	10.2
Asset write-downs	—	0.7	7.1
Reduction of right of use asset	12.8	12.3	12.3
Non-cash debt extinguishment expenses	6.9	—	—
Other non-cash items	(1.7)	(2.8)	(2.2)

Changes in operating assets and liabilities
Accounts receivable	(48.3)	(7.2)	13.7
Inventories	(66.1)	(58.2)	8.3
Pension plan funding	(9.1)	(11.1)	(12.2)
Accounts payable	7.2	43.0	(16.7)
Restructuring liabilities	(0.7)	(1.4)	(1.2)
Income taxes payable	11.7	(6.0)	3.9
Prepaid expenses and other	(33.1)	(27.2)	(5.5)
Net cash provided by operating activities	105.7	232.4	240.6

Investing Activities:

Purchases of property, plant and equipment	(82.3)	(86.0)	(66.8)
Cash paid for acquisitions, net of cash acquired	(22.4)	(194.4)	(9.2)
Proceeds from sale of assets	1.0	0.7	0.7
Purchases of short-term investments	(6.6)	(9.4)	(8.7)
Proceeds from sale of short-term investments	6.7	8.3	5.3
Other investing activities	2.0	2.2	—
Net cash used in investing activities	(101.6)	(278.6)	(78.7)

Financing Activities:

Long-term debt issuance	550.0	—	400.0
Debt issuance costs	(3.3)	—	(6.4)
Repayment of long-term debt	(552.3)	(1.2)	(290.1)
Proceeds from issuance of short-term debt	39.3	100.5	—
Repayment of short-term debt	—	(20.5)	(101.2)
Purchase of common stock for treasury	(56.0)	(74.7)	(40.7)
Proceeds from issuance of stock under option plan	5.7	12.8	3.2
Tax withholding payments for stock-based compensation	(3.3)	(2.7)	(2.0)
Dividends paid to non-controlling interests	(7.7)	(1.8)	(0.7)
Capital contribution from non-controlling interests	—	—	1.7
Cash dividends paid	(6.5)	(6.8)	(6.8)
Net cash provided by (used in) financing activities	(34.1)	5.6	(43.0)

Effect of exchange rate changes on cash and cash equivalents	(22.3)	(27.6)	7.2

Net increase (decrease) in cash and cash equivalents	(52.3)	(68.2)	126.1
Cash and cash equivalents at beginning of period	299.5	367.7	241.6
Cash and cash equivalents at end of period	$247.2	$299.5	$367.7

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$—	$0.5	$1.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2019	$4.9	$442.2	$1,905.7	$(290.4)	$(659.7)	$31.9	$1,434.6

Net income	—	—	112.4	—	—	3.4	115.8
Other comprehensive loss	—	—	—	(17.9)	—	1.6	(16.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.7)	(0.7)
Capital contribution from non-controlling interests	—	—	—	—	—	1.7	1.7
Issuance of shares pursuant to employee stock compensation plans	—	3.2	—	—	—	—	3.2
Purchase of common stock for treasury	—	—	—	—	(40.7)	—	(40.7)
Stock-based compensation	—	10.2	—	—	—	—	10.2
Conversion of RSU's for tax withholding	—	(2.3)	—	—	—	—	(2.3)
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	164.4	—	—	4.1	168.5
Other comprehensive loss	—	—	—	(25.3)	—	—	(25.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Issuance of shares pursuant to employee stock compensation plans	—	12.8	—	—	—	—	12.8
Purchase of common stock for treasury	—	—	—	—	(74.7)	—	(74.7)
Stock-based compensation	—	10.7	—	—	—	—	10.7
Conversion of RSU's for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	122.2	—	—	4.1	126.3
Other comprehensive loss	—	—	—	(32.9)	—	(2.9)	(35.8)
Dividends declared	—	—	(6.5)	—	—	—	(6.5)
Dividends paid to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Issuance of shares pursuant to employee stock compensation plans	—	5.7	—	—	—	—	5.7
Purchase of common stock for treasury	—	—	—	—	(56.0)	—	(56.0)
Stock-based compensation	—	10.4	—	—	—	—	10.4
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $5.6 million and $4.9 million at December 31, 2022 and 2021, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2022.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $15.1 million  and $15.0 million at December 31, 2022 and 2021, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to incorporate the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2022 and 2021, the book value of the Company’s equity method investments was $16.5 million and $17.5 million.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2022 and 2021, respectively.  We have consignment arrangements with certain customers in our Refractories segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of the Company's international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders' equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2022, the Company had no international subsidiaries operating in highly inflationary economies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease cost was $15.7 million, $15.3 million and $15.3 for the years ended December 31, 2022 , December 31, 2021 and December 31, 2020, respectively. The components of lease costs are as follows:

	December 31,
(millions of dollars)	2022	2021	2020
Operating lease cost	$15.6	$15.2	$15.2
Short-term lease cost	0.1	0.1	0.1
Total	$15.7	$15.3	$15.3

Supplemental cash flow information and non-cash activity related to our leases are as follows:

(millions of dollars)	December 31, 2022

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$16.4
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$13.1

Weighted average remaining lease term, and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	6.20
Weighted-average operating leases discount rate	4.9%

The following table summarizes the Company's outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

		December 31,
(millions of dollars)	Balance Sheet Classification	2022	2021

Right-of-use-asset	Other assets and deferred charges	$49.1	$49.6
Lease liability - current	Other current liabilities	13.5	11.7
Lease liability - non-current	Other non-current liabilities	43.9	47.2

Future minimum lease payments under the Company's leases as of December 31, 2022 were as follows:

(millions of dollars)	December 31, 2022

2023	$15.9
2024	12.9
2025	10.3
2026	8.9
2027	6.4
Thereafter	12.7
Total future minimum lease payments	67.1
Less imputed interest	(9.7)
Total	$57.4

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

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Net Sales
Household, Personal Care & Specialty Products	$560.9	$460.5	$380.2
Metalcasting	334.0	319.2	258.1
Environmental Products	174.1	136.3	131.6
Building Materials	58.7	60.0	55.9
Performance Materials	1,127.7	976.0	825.8

Paper PCC	381.7	349.7	308.4
Specialty PCC	100.4	77.1	69.3
Ground Calcium Carbonate	109.1	98.1	89.3
Talc	57.2	54.0	43.9
Specialty Minerals	648.4	578.9	510.9

Refractory Products	273.4	237.1	212.3
Metallurgical Products	76.0	66.3	45.8
Refractories	349.4	303.4	258.1

Total	$2,125.5	$1,858.3	$1,594.8

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

The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of July 26, 2022, the purchase price allocation has been finalized.

The following table summarizes the Company's final amounts recognized for assets acquired and liabilities assumed for the Normerica acquisition, which did not change from the amounts previously reported on the Company's Form 10-K for the year ended December 31, 2021:

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Normerica businesses and was allocated to the Performance Materials segment.

Intangible assets acquired mainly include tradenames and customer relationships. Tradenames have an estimated useful life of approximately 15 years and customer relationships have an estimated useful life of approximately 20 years.

The Company did not present pro forma and other financial information for the Normerica acquisition, as this is not considered to be a material business acquisition.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves.  The purchase price was $28.0 million and the acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. The results of Concept Pet are included within our Household, Personal Care & Specialty Products product line in our Performance Materials segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company has preliminarily recorded goodwill of $9.2 million and intangible assets of $4.3 million relating to this acquisition.

Other

In November 2021, the Company acquired Specialty PCC assets from a company in the Midwest United States for $6.9 million.

In the third quarter of 2020, the Company acquired the assets of a mining and hauling company in the western United States for $9.2 million to support our bentonite clay mining operations.

The Company incurred $5.1 million and $4.0 million of acquisition-related costs during 2022 and 2021, respectively, which are reflected within the acquisition-related expenses line of the Consolidated Statements of Income.

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

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Asset Write-Downs
Specialty Minerals	$—	$0.7	$7.1
Total asset write-down charges	$—	$0.7	$7.1

Severance and other costs
Specialty Minerals	$—	$0.4	$0.5
Total severance and other employee costs	$—	$0.4	$0.5

Total restructuring and other items, net	$—	$1.1	$7.6

At December 31, 2022 and 2021, the Company had $0.0 million and $2.2 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company paid its remaining restructuring obligations during 2022.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table is a reconciliation of our restructuring liability balance as of December 31, 2022 and 2021:

	December 31,
(millions of dollars)	2022	2021
Restructuring liability, beginning of period	$2.2	$3.6
Additional provisions	—	0.1
Cash payments	(0.7)	(1.5)
Other	(1.5)	—
Restructuring liability, end of period	$—	$2.2

Note 6.  Stock-Based Compensation

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term.  The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

Net income for years ended 2022, 2021 and 2020 include $4.8 million, $4.9 million and $4.6 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.3 million, $1.3 million and $1.2 million for 2022, 2021 and 2020, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2022, 2021 and 2020 was 8.09%, 8.38% and 8.45%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2022, 2021 and 2020 was $24.26, $21.62 and $18.99, respectively. The weighted average grant date fair value for stock options vested during 2022, 2021 and 2020 was $19.82, $20.56 and $23.85, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $6.1 million and $2.3 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected life (in years)	6.7	6.9	6.7
Interest rate	1.70%	0.71%	1.67%
Volatility	31.92%	32.04%	30.34%
Expected dividend yield	0.28%	0.31%	0.35%

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

The following table summarizes stock option activity for the year ended December 31, 2022:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2021	1,330,002	$59.91
Granted	242,723	69.81
Exercised	(121,992)	46.81
Canceled	(85,012)	69.49
Expired	(2,303)	77.07
Awards outstanding at December 31, 2022	1,363,418	$62.22	5.98	$5.0
Awards exercisable at December 31, 2022	927,336	$60.25	4.85	$4.8

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company's closing stock price of $60.72 as of the last business day of the period ended December 31, 2022 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2022, 2021 and 2020 was $16.34, $24.43 and $24.41 per share, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.8 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2022 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2021	495,942	$61.28
Granted	242,723	69.81
Vested	(246,086)	59.41
Canceled	(56,497)	66.50
Nonvested awards outstanding at December 31, 2022	436,082	$66.41

Deferred Restricted Stock Units

The Company has granted key employees units consisting of rights to receive shares of the Company's common stock pursuant to the Plans. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted units consisting of rights to receive 98,464 shares, 102,309 shares and 108,212 shares for the periods ended December 31, 2022, 2021 and 2020, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2022, there was unrecognized stock-based compensation related to deferred restricted stock units of $6.4 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $5.7 million, $5.9 million and $5.6 million for the periods ended December 31, 2022, 2021 and 2020, respectively. In addition, the Company recorded reversals of $2.7 million, $2.6 million and $2.3 million for periods ended December 31, 2022, 2021 and 2020, respectively, related mostly to the conversion of units for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the deferred restricted stock unit activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2021	196,133	$60.87
Granted	98,464	69.70
Vested	(52,441)	58.92
Canceled	(65,562)	61.00
Unvested balance at December 31, 2022	176,594	$66.32

Note 7.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net income attributable to MTI	$122.2	$164.4	$112.4

Weighted average shares outstanding	32.7	33.6	34.2
Dilutive effect of stock options and deferred restricted stock units	0.1	0.2	—
Weighted average shares outstanding, adjusted	32.8	33.8	34.2

Basic earnings per share attributable to MTI	$3.74	$4.89	$3.29

Diluted earnings per share attributable to MTI	$3.73	$4.86	$3.29

Of the options outstanding of 1,363,418, 1,330,002 and 1,363,366 for the years ended December 31, 2022, 2021 and 2020, respectively, options to purchase 754,867 shares, 510,683 shares and 591,322 shares of common stock for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 8.  Income Taxes

Income from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Income from operations before income taxes and income from affiliates and joint ventures:
Domestic	$39.3	$66.0	$21.4
Foreign	117.4	136.3	116.6
	$156.7	$202.3	$138.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Domestic
Taxes currently payable
Federal	$16.3	$(5.3)	$(7.1)
State and local	3.3	0.4	0.2
Deferred income taxes	(16.0)	7.8	2.2
Domestic tax provision (benefit)	3.6	2.9	(4.7)

Foreign
Taxes currently payable	29.8	33.4	34.0
Deferred income taxes	(1.3)	0.3	(4.9)
Foreign tax provision	28.5	33.7	29.1
Total tax provision (benefit)	$32.1	$36.6	$24.4

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%

Depletion	(6.1)%	(5.4)%	(6.2)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	2.4%	2.6%	3.3%
Global Intangible Low-Tax Income (GILTI)	2.3%	0.7%	0.4%
Foreign Derived Intangible Income	—	(1.4)%	(1.0)%
State and local taxes, net of federal tax benefit	(0.4)%	0.7%	—
Tax credits and foreign dividends	(0.4)%	(0.4)%	(0.6)%
Impact of uncertain tax positions	(1.3)%	(1.1)%	(0.2)%
Impact of officer's non-deductible compensation	1.3%	0.8%	1.0%
Other	1.7%	0.6%	—
Consolidated effective tax rate	20.5%	18.1%	17.7%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2022	2021
Deferred tax assets attributable to:
Accrued liabilities	$28.6	$29.7
Net operating loss carry forwards	35.5	31.8
Pension and post-retirement benefits costs	18.6	31.4
Other	29.7	22.4
Valuation allowance	(24.0)	(22.3)
Total deferred tax assets	88.4	93.0
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	167.0	178.8
Intangible assets	67.8	69.3
Other	9.6	10.0
Total deferred tax liabilities	244.4	258.1
Net deferred tax asset (liability)	$(156.0)	$(165.1)

Net deferred tax assets and net deferred tax liabilities are as follows:

	December 31,
(millions of dollars)	2022	2021
Net deferred tax asset, long-term	$24.4	$23.0
Net deferred tax liability, long-term	180.4	188.1
Net deferred tax liability, long-term	$(156.0)	$(165.1)

The Company has $35.5 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $20.0 million expire over the next 20 years, and $15.5 million can be utilized over an indefinite period.

On December 31, 2022, the Company had $2.6 million of total unrecognized tax benefits. Included in this amount were a total of $2.0 million of unrecognized income tax benefits that, if recognized, would affect the Company's effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2022	2021
Balance at beginning of the year	$5.1	$7.6
Increases related to current year tax positions	0.4	0.6
Increases related to new judgments	—	0.2
Decreases related to audit settlements and statute expirations	(2.9)	(3.3)

Balance at the end of the year	$2.6	$5.1

The Company's accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company recorded a benefit of $0.7 million in interest and penalties during 2022 and had a total accrued balance on December 31, 2022 of $0.4 million.

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

Net cash paid for income taxes were $44.0 million, $42.5 million and $28.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company had approximately $478.2 million of foreign subsidiaries' undistributed earnings as of December 31, 2022. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense has been recognized as a result of U.S. Tax Reform, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2022	2021
Raw materials	$163.4	$136.6
Work-in-process	15.6	10.7
Finished goods	114.0	99.4
Packaging and supplies	55.8	51.0
Total inventories	$348.8	$297.7

Note 10.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2022	2021
Mineral rights and reserves	$604.9	$554.7
Land	47.3	50.6
Buildings	209.8	229.2
Machinery and equipment	1,248.0	1,262.8
Furniture and fixtures and other	137.1	139.9
Construction in progress	41.5	59.2
	2,288.6	2,296.4
Less: accumulated depreciation and depletion	(1,238.2)	(1,247.3)
Property, plant and equipment, net	$1,050.4	$1,049.1

In November 2021, the Company acquired Specialty PCC assets from a company in the Midwest United States for $6.9 million.

Depreciation and depletion expense for the years ended December 31, 2022, 2021 and 2020 was $76.3 million, $77.4 million and $77.9 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $914.8 million and $907.5 million as of December 31, 2022 and December 31, 2021, respectively.  The net change in goodwill since December 31, 2021 was attributable to the acquisition of Concept Pet and the effects of foreign exchange.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Performance Materials	Specialty Minerals	Refractories	Consolidated
Balance at December 31, 2020	$752.4	$12.7	$43.4	$808.5

Change in goodwill relating to:
Normerica acquisition	104.5	—	—	104.5
Foreign exchange translation	(3.9)	(0.1)	(1.5)	(5.5)
Total Changes	$100.6	$(0.1)	$(1.5)	$99.0

Balance at December 31, 2021	$853.0	$12.6	$41.9	$907.5

Change in goodwill relating to:
Concept Pet acquisition	9.2	—	—	9.2
Foreign exchange translation	(0.5)	(0.8)	(0.6)	(1.9)
Total Changes	$8.7	$(0.8)	$(0.6)	$7.3

Balance at December 31, 2022	$861.7	$11.8	$41.3	$914.8

Acquired intangible assets subject to amortization as of December 31, 2022 and December 31, 2021 were as follows:

		December 31, 2022		December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.2	$52.2	$221.6	$44.9
Technology	13	18.8	12.6	18.8	11.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	11.7	75.2	7.9
	29	$324.8	$82.9	$322.0	$70.4

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 29 years. Amortization expense was approximately $12.7 million, $10.6 million and $9.3 million for the years ended December 31, 2022, 2021 and 2020, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2023 - $12.9 million; 2024 -$12.0; 2025 - $12.0; 2026 -$11.9 million; 2027 - $11.9 million and $181.2 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $1.0 million at December 31, 2022 and is recorded in other current assets on the Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $13.8 million at December 31, 2022 and is recorded in other current assets on the Consolidated Balance Sheet.  Changes in the fair value of this instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged.  Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses (gains) of $0.8 million, $0.7 million and $0.2 million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2022, 2021 and 2020 respectively. There were no open contracts at December 31, 2022 and December 31, 2021.

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

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.6	$—	$13.6	$—

Supplementary pension plan assets	13.5	—	13.5	—

Cross currency rate swap	13.8	—	13.8	—

Interest rate swap	1.0	—	1.0	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$14.6	$—	$14.6	$—

Supplementary pension plan assets	16.8	—	16.8	—

Cross currency rate swap	8.2	—	8.2	—

Interest rate swap	(4.0)	—	(4.0)	—

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of foreign exchange contracts is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. Deferred compensation and supplementary pension plan assets related to the Company's 2014 acquisition of AMCOL International Corporation are valued using quoted prices for similar assets in active markets.

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2022 and 2021. There were also no changes to the Company's valuation techniques used to measure asset and liability fair values on a recurring basis.

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

The Company's bad debt expense for the years ended December 31, 2022, 2021 and 2020 was $4.1 million, $0.9 million and $2.6 million, respectively.

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2022	2021
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing cost of $3.1 million and $0 million	$543.5	$	$ —
Previous Secured Credit Agreement:
Term Loan due 2024, net of unamortized discount and deferred financing costs of $0 million and $8.8 million	—		539.2

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $4.7 million and $5.4 million	395.3		394.6
Other debt	3.8		3.2
Total	$942.6		$937.0
Less: Current maturities	14.5		0.8
Long-term debt	$928.1		$936.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to0.300% and step-downs to 0.175% and0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

As of December 31, 2022, there were $115.0 million in loans and $10.5 million in letters of credit outstanding under the Revolving Facility.

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

As part of the Company's acquisition of Sivomatic, the Company assumed $10.7 million in long-term debt, recorded at fair value, consisting of two term loans, one of which matured in the third quarter of 2020 and the other of which matured in the first quarter 2022.  During 2022, the Company repaid $0.2 million on this loan.

The Company has a committed loan facility in Japan.  As of December 31, 2022, there was an outstanding balance of $2.0 million on this facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.5 million on this loan in 2022.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.

As of December 31, 2022, the Company had $25.3 million in uncommitted short-term bank credit lines, $4.7 million of which were in use.

There were $119.7 million and $80.0 million short-term borrowings as of December 31, 2022 and 2021, respectively. The weighted average interest rates on short-term borrowings outstanding was 3.8% and 1.8% as of December 21, 2022 and 2021, respectively.

The aggregate maturities of long-term debt are as follows: $14.7 million in 2023; $18.1 million in 2024; $31.8 million in 2025, $42.1 million in 2026; $843.7 million in 2027 and $0.0 million thereafter.

During 2022, 2021 and 2020, respectively, the Company incurred interest costs of $48.6 million, $42.1 million and $40.7 million, including $1.3 million, $1.5 million and $0.6 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 20% of our total benefit obligation.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table set forth Company's pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2022	2021	2022	2021
Change in benefit obligations:
Beginning projected benefit obligation	$495.0	$534.3	$2.3	$4.6
Service cost	6.6	7.7	—	0.1
Interest cost	11.0	7.9	—	0.1
Actuarial gain	(124.2)	(23.8)	(0.4)	(0.3)
Benefits paid	(12.4)	(12.4)	(0.1)	(0.5)
Settlements	(18.4)	(16.3)	—	(1.6)
Foreign exchange impact	(9.0)	(2.7)	—	(0.1)
Other	0.3	0.3	—	—
Ending projected benefit obligation	348.9	495.0	1.8	2.3

Change in plan assets:
Beginning fair value	381.4	358.2	—	—
Actual (loss)/return on plan assets	(61.6)	44.0	—	—
Employer contributions	9.0	10.7	0.1	0.5
Plan participants' contributions	0.3	0.3	—	—
Benefits paid	(12.4)	(12.4)	(0.1)	(0.5)
Settlements	(24.2)	(17.1)	—	—
Foreign exchange impact	(7.1)	(2.3)	—	—
Ending fair value	285.4	381.4	—	—

Funded status	$(63.5)	$(113.6)	$(1.8)	$(2.3)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2022	2021	2022	2021
Current liability	$(1.7)	$(1.4)	$(0.1)	$(0.2)
Non-current liability	(61.8)	(112.2)	(1.7)	(2.1)
Recognized liability	$(63.5)	$(113.6)	$(1.8)	$(2.3)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive loss, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2022	2021	2022	2021
Net actuarial (gain) loss	$38.0	$73.2	$(3.8)	$(3.7)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$38.1	$73.3	$(3.8)	$(3.7)

The accumulated benefit obligation for all defined benefit pension plans was $297.4 million and $408.7 million at December 31, 2022 and 2021, respectively. The decrease in the Company's pension obligation for 2022 is primarily attributable to actuarial gains resulting from the increase in the discount rate.  The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for each of the Company's defined benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2022	2021	2022	2021
Current year actuarial gain	$31.2	$36.7	$0.4	$0.1
Amortization of actuarial (gain) loss	4.0	9.0	(0.3)	(0.6)
Total recognized in other comprehensive income	$35.2	$45.7	$0.1	$(0.5)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2022	2021	2020	2022	2021	2020
Service cost	$6.6	$7.7	$7.7	$—	$0.1	$0.2
Interest cost	11.0	7.9	10.5	—	0.1	0.2
Expected return on plan assets	(21.5)	(22.0)	(20.1)	—	—	—
Recognized net actuarial (gain) loss	5.3	12.1	13.9	(0.4)	(0.8)	(0.9)
Settlement/curtailment (gain) loss	3.5	3.4	6.4	—	(1.6)	—
Net periodic benefit cost	$4.9	$9.1	$18.4	$(0.4)	$(2.2)	$(0.5)

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

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	4.30%	2.01%	2.74%
Expected return on plan assets	6.34%	6.28%	6.32%
Rate of compensation increase	2.74%	2.72%	2.72%
Interest crediting rate	2.25%	2.25%	3.75%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	4.84%	2.42%	2.01%
Rate of compensation increase	2.76%	2.74%	2.98%

For 2022, 2021 and 2020, the discount rate was based on a Citigroup yield curve of high quality corporate bonds with cash flows matching our plans' expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual (loss)/return on pension assets was approximately (22)% in 2022, 12% in 2021 and 9% in 2020.

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

Plan Assets

The Company's pension plan weighted average asset allocation percentages at December 31, 2022 and 2021 by asset category are as follows:

	December 31,
	2022	2021
Asset Category
Equity securities	54.3%	54.2%
Fixed income securities	32.2%	30.6%
Real estate	0.3%	0.3%
Other	13.2%	14.9%
Total	100.0%	100.0%

The Company's pension plan fair values at December 31, 2022 and 2021 by asset category are as follows:

	December 31,
(millions of dollars)	2022	2021
Asset Category
Equity securities	$155.0	$206.8
Fixed income securities	91.9	116.5
Real estate	0.8	1.0
Other	37.7	57.1
Total	$285.4	$381.4

The following table presents domestic and foreign pension plan assets information at December 31, 2022, 2021 and 2020 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2022	2021	2020	2022	2021	2020
Fair value of plan assets	$226.4	$293.8	$271.6	$59.0	$87.6	$86.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2022
Equity securities
US equities	$135.7	$—	$—	$135.7
Non-US equities	19.3	—	—	19.3

Fixed income securities
Corporate debt instruments	79.6	12.3	—	91.9

Real estate and other
Real estate	—	—	0.8	0.8
Other	0.3	30.6	6.8	37.7

Total assets	$234.9	$42.9	$7.6	$285.4

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2021
Equity securities
US equities	$182.8	$—	$—	$182.8
Non-US equities	24.0	—	—	24.0

Fixed income securities
Corporate debt instruments	96.4	20.1	—	116.5

Real estate and other
Real estate	—	—	1.0	1.0
Other	0.4	51.7	5.0	57.1

Total assets	$303.6	$71.8	$6.0	$381.4

U.S. equities – This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities – This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

Fixed income – This class included corporate debt instruments.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2020	$8.3
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	(2.3)
Foreign exchange impact	—
Ending balance at December 31, 2021	$6.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	1.8
Foreign exchange impact	(0.2)
Ending balance at December 31, 2022	$7.6

There were no transfers in or out of Level 3 during the year ended December 31, 2022 and 2021.

Contributions

The Company expects to contribute $6.8 million to its pension plans and $0.5 million to its other post-retirement benefit plan in 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2023	$22.7	$0.1
2024	$22.3	$0.1
2025	$23.0	$0.2
2026	$23.4	$0.2
2027	$24.0	$0.2
2028-2032	$120.5	$0.7

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company's average rate of return on assets from inception through December 31, 2022 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plan

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company's contributions amounted to $5.7 million, $5.3 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc.  As of December 31, 2022, we had 440 open asbestos cases related to certain talc products previously sold by Barretts Minerals Inc., which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Barretts Minerals Inc. are safe and do not cause cancer.

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

Note 18.  Stockholders' Equity

Capital Stock

The Company's authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 32,495,266 shares and 33,177,193 shares were outstanding at December 31, 2022 and 2021, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $6.5 million or $0.20 per common share were paid during 2022. In January 2023, a cash dividend of approximately $1.7 million or $0.05 per share, was declared, payable in the first quarter of 2023.

Stock Award and Incentive Plan

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock unit activity for the Plans:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2020	529,042	1,227,620	$55.83	177,736	$62.40
Authorized	1,300,000	—	—	—	—
Granted	(394,290)	286,078	57.67	108,212	56.93
Exercised/vested	—	(93,099)	35.11	(43,702)	66.07
Canceled	97,494	(57,233)	63.92	(40,261)	65.42
Balance December 31, 2020	1,532,246	1,363,366	57.29	201,985	58.07
Granted	(358,078)	255,769	66.00	102,309	66.20
Exercised/vested	—	(251,195)	51.12	(51,497)	60.40
Canceled	94,602	(37,938)	64.92	(56,664)	60.98
Balance December 31, 2021	1,268,770	1,330,002	59.91	196,133	60.87
Granted	(341,187)	242,723	69.81	98,464	69.70
Exercised/vested	—	(121,992)	46.81	(52,441)	58.92
Canceled	152,877	(87,315)	69.49	(65,562)	61.00
Balance December 31, 2022	1,080,460	1,363,418	$62.22	176,594	$66.32

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2022	2021
Cumulative foreign currency translation	$(345.7)	$(269.8)
Unrecognized pension costs (net of tax benefit of $9.9 in 2022 and $21.4 in 2021)	(34.4)	(69.6)
Unrealized gain on cash flow hedges (net of tax expense of $2.8 in 2022 and $3.0 in 2021)	13.6	5.8
	$(366.5)	$(333.6)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2022			2021			2020
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(78.9)	$—	$(78.9)	$(78.9)	$—	$(78.9)	$10.9	$—	$10.9

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	41.4	(9.8)	31.6	49.3	(12.5)	36.8	(37.9)	9.2	(28.7)
Amortization of net actuarial (gains) losses and prior service costs	4.9	(1.2)	3.7	11.3	(2.9)	8.4	13.4	(3.4)	10.0

Unrealized gains (losses) on cash flow hedges	10.6	(2.8)	7.8	11.4	(3.0)	8.4	(11.6)	3.1	(8.5)

Total other comprehensive income (loss)	$(22.0)	$(13.8)	$(35.8)	$(6.9)	$(18.4)	$(25.3)	$(25.2)	$8.9	$(16.3)

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

The following is a reconciliation of asset retirement obligations as of December 31, 2022 and 2021:

	December 31,
(millions of dollars)	2022	2021
Asset retirement obligation, beginning of period	$24.4	$24.1
Accretion expense	1.5	1.9
Other	1.4	1.2
Payments	(2.9)	(2.3)
Foreign currency translation	(0.6)	(0.5)
Asset retirement obligation, end of period	$23.8	$24.4

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

The current portion of the liability of approximately $0.5 million is included in other current liabilities and the long-term portion of the liability of approximately $23.3 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2022.

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

As of December 31, 2022, the Company had three reportable segments: Performance Materials, Specialty Minerals and Refractories.

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

See Note 22 to the Consolidated Financial Statements for a discussion of changes to the Company's segments expected to be made for the first quarter of 2023.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Net Sales
Performance Materials	$1,127.7	$976.0	$825.8
Specialty Minerals	648.4	578.9	510.9
Refractories	349.4	303.4	258.1
Total	2,125.5	1,858.3	1,594.8

Income from Operations
Performance Materials	127.2	125.0	108.8
Specialty Minerals	41.3	72.9	67.8
Refractories	57.6	49.3	35.5
Total	226.1	247.2	212.1

Depreciation, Depletion and Amortization
Performance Materials	50.7	49.2	47.4
Specialty Minerals	37.2	38.4	39.6
Refractories	6.3	7.0	6.9
Total	94.2	94.6	93.9

Segment Assets
Performance Materials	2,442.1	2,393.2	2,219.1
Specialty Minerals	609.3	605.9	559.6
Refractories	303.7	293.1	290.8
Total	3,355.1	3,292.2	3,069.5

Capital Expenditures
Performance Materials	30.8	22.0	14.6
Specialty Minerals	39.8	51.7	46.5
Refractories	10.4	9.7	5.5
Total	81.0	83.4	66.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$226.1	$247.2	$212.1
Litigation expenses	(1.5)	—	(10.4)
Acquisition related transaction and integration costs	(5.1)	(4.0)	(3.1)
Unallocated corporate expenses	(4.7)	(7.5)	(10.7)
Consolidated income from operations	214.8	235.7	187.9
Non-operating deductions, net	(58.1)	(33.4)	(49.9)
Income before tax and equity in earnings	156.7	202.3	138.0

Total Assets
Total segment assets	3,355.1	3,292.2	3,069.5
Corporate assets	46.5	82.0	139.9
Consolidated total assets	3,401.6	3,374.2	3,209.4

Capital Expenditures
Total segment capital expenditures	81.0	83.4	66.6
Corporate capital expenditures	1.3	2.6	0.2
Consolidated capital expenditures	82.3	86.0	66.8

Financial information relating to the Company's operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Net Sales
United States	$1,135.6	$959.6	$822.5

Canada/Latin America	148.3	99.8	70.5
Europe/Africa	496.8	441.9	410.0
Asia	344.8	357.0	291.8
Total International	989.9	898.7	772.3
Consolidated net sales	2,125.5	1,858.3	1,594.8

Long-Lived Assets
United States	$1,915.8	$1,925.9	$1,723.2

Canada/Latin America	16.4	10.6	11.3
Europe/Africa	162.8	151.1	182.9
Asia	112.1	120.6	126.5
Total International	291.3	282.3	320.7
Consolidated long-lived assets	2,207.1	2,208.2	2,043.9

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2022	2021	2020
Household, Personal Care & Specialty Products	$560.9	$460.5	$380.2
Metalcasting	334.0	319.2	258.1
Environmental Products	174.1	136.3	131.6
Building Materials	58.7	60.0	55.9
Paper PCC	381.7	349.7	308.4
Specialty PCC	100.4	77.1	69.3
Ground Calcium Carbonate	109.1	98.1	89.3
Talc	57.2	54.0	43.9
Refractory Products	273.4	237.1	212.3
Metallurgical Products	76.0	66.3	45.8
Total	$2,125.5	$1,858.3	$1,594.8

Note 22.  Subsequent Event

The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its chief operating decision maker, our Chief Executive Officer, in deciding how to allocate resources and in assessing performance. In the first quarter of 2023, the Company realigned its business reporting structure and, accordingly, expects to be reorganized into two segments: Consumer & Specialties and  Engineered Solutions.

The Consumer & Specialties segment provides technologically enhanced products to consumer-driven end markets, including mineral-to-shelf household products, as well as specialty additives that become functional components in a variety of consumer and industrial goods. This segment includes two product lines: Household & Personal Care and Specialty Additives.

The Engineered Solutions segment provides advanced process technologies and solutions that are designed to improve our customers’ manufacturing processes and projects. This segment includes two product lines: High-Temperature Technologies and Environmental & Infrastructure.

The new structure is expected to better align our businesses and technologies with our customers and end markets and create a more efficient and effective management structure that reflects the way performance is evaluated and resources are allocated.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of projected pension benefit obligations

As discussed in Note 16 to the consolidated financial statements, the Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company’s discount rates. The Company’s projected pension benefit obligations were $348.9 million as of December 31, 2022.
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
February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 17, 2023

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

The Company assessed its internal control system as of December 31, 2022 in relation to criteria for effective internal control over financial reporting described in "Internal Control – Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2022, its system of internal control over financial reporting was effective.

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

/s/ Douglas T. Dietrich Chairman of the Board and Chief Executive Officer	/s/ Erik C. Aldag Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 17, 2023

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2022
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	4.1	(4.0)	$15.1
Year Ended December 31, 2021
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	0.9	(0.9)	$15.0
Year Ended December 31, 2020
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$12.9	2.6	(0.5)	$15.0

(a)	Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1