Form 10-Q
period 2023-04-02
MINERALS TECHNOLOGIES INC
filed 2023-04-28
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

or

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

As of April 19, 2023, there were 32,543,370 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Apr. 2, 2023	Apr. 3, 2022
Net sales	$546.1	$519.1

Cost of goods sold	425.4	397.4

Production margin	120.7	121.7

Marketing and administrative expenses	52.3	48.8
Research and development expenses	5.3	5.1
Acquisition-related expenses	0.1	1.6

Income from operations	63.0	66.2

Interest expense, net	(14.2)	(9.8)
Other non-operating (deductions) income, net	(1.1)	(0.4)
Total non-operating deductions, net	(15.3)	(10.2)

Income before tax and equity in earnings	47.7	56.0

Provision for taxes on income	10.5	11.2
Equity in earnings of affiliates, net of tax	0.9	0.1

Net income	38.1	44.9
Less:
Net income attributable to non-controlling interests	1.1	0.8
Net income attributable to Minerals Technologies Inc.	$37.0	$44.1

Earnings per share:

Basic:
Net income attributable to Minerals Technologies Inc.	$1.14	$1.33

Diluted:
Net income attributable to Minerals Technologies Inc.	$1.14	$1.33

Cash dividends declared per common share	$0.05	$0.05

Shares used in computation of earnings per share:
Basic	32.5	33.1
Diluted	32.5	33.2

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Net income	$38.1	$44.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.0	(8.2)
Pension and postretirement plan adjustments	0.4	1.2
Unrealized (loss) gains on cash flow hedges	(2.3)	3.1
Total other comprehensive income (loss), net of tax	8.1	(3.9)
Total comprehensive income including non-controlling interests	46.2	41.0
Comprehensive income attributable to non-controlling interests	1.4	0.9
Comprehensive income attributable to Minerals Technologies Inc.	$44.8	$40.1

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Apr. 2, 2023*	Dec. 31, 2022 **
ASSETS

Current assets:
Cash and cash equivalents	$249.7	$247.2
Short-term investments	6.2	5.6
Accounts receivable, net	421.1	404.0
Inventories	370.1	348.8
Prepaid expenses and other current assets	67.8	64.9
Total current assets	1,114.9	1,070.5

Property, plant and equipment	2,293.2	2,288.6
Less accumulated depreciation and depletion	(1,235.7)	(1,238.2)
Property, plant and equipment, net	1,057.5	1,050.4
Goodwill	915.3	914.8
Intangible assets	239.1	241.9
Deferred income taxes	24.5	24.4
Other assets and deferred charges	99.4	99.6
Total assets	$3,450.7	$3,401.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$118.6	$119.7
Current maturities of long-term debt	14.5	14.5
Accounts payable	225.7	193.8
Other current liabilities	154.2	174.6
Total current liabilities	513.0	502.6

Long-term debt, net of unamortized discount and deferred financing costs	924.7	928.1
Deferred income taxes	178.9	180.4
Accrued pension and post-retirement benefits	63.2	63.5
Other non-current liabilities	112.9	113.8
Total liabilities	1,792.7	1,788.4

Commitments and contingencies

Shareholders’ equity:
Common stock	4.9	4.9
Additional paid-in capital	487.8	487.6
Retained earnings	2,320.0	2,284.6
Accumulated other comprehensive loss	(358.8)	(366.5)
Less common stock held in treasury	(831.1)	(831.1)

Total Minerals Technologies Inc. shareholders’ equity	1,622.8	1,579.5
Non-controlling interests	35.2	33.7
Total shareholders’ equity	1,658.0	1,613.2
Total liabilities and shareholders’ equity	$3,450.7	$3,401.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Operating Activities:

Net income	$38.1	$44.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.7	24.2
Reduction of right of use asset	3.4	3.1
Other non-cash items, net	4.2	5.9
Net changes in operating assets and liabilities	(35.7)	(77.8)
Net cash provided by operating activities	33.7	0.3

Investing Activities:

Purchases of property, plant and equipment, net	(24.4)	(19.0)
Proceeds from sale of short-term investments	1.6	1.9
Purchases of short-term investments	(2.0)	(1.2)
Other investing activities	0.1	1.2
Net cash used in investing activities	(24.7)	(17.1)

Financing Activities:

Repayment of long-term debt	(3.8)	(0.3)
Proceeds from issuance of short-term debt	—	30.0
Repayment of short-term debt	(1.2)	—
Purchase of common stock for treasury	—	(16.7)
Proceeds from issuance of stock under option plan	0.2	0.9
Excess tax benefits related to stock incentive programs	(2.8)	(3.3)
Dividends paid to non-controlling interests	—	(0.1)
Cash dividends paid	(1.6)	(1.6)
Net cash (used in) provided by financing activities	(9.2)	8.9

Effect of exchange rate changes on cash and cash equivalents	2.7	(3.6)

Net increase (decrease) in cash and cash equivalents	2.5	(11.5)
Cash and cash equivalents at beginning of period	247.2	299.5
Cash and cash equivalents at end of period	$249.7	$288.0

Supplemental disclosure of cash flow information:
Interest paid	$19.1	$14.6
Income taxes paid	$4.7	$8.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	37.0	—	—	1.1	38.1
Other comprehensive income, net	—	—	—	7.7	—	0.4	8.1
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.7	—	—	—	—	2.7
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of April 2, 2023	$4.9	$487.8	$2,320.0	$(358.8)	$(831.1)	$35.2	$1,658.0

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive (loss) income, net	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month periods ended April 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Company Operations

The Company is a leading, technology-driven specialty minerals company that develops, produces, and markets a broad range of mineral and mineral-based products, related systems and services. The Company serves globally a wide range of consumer and industrial markets, including household, food and pharmaceutical, paper, packaging, automotive, construction, and environmental.

In the first quarter of 2023, the Company realigned its business reporting structure into two segments to better align our business and technologies with our customers and end markets and create a more efficient and effective management structure which reflects the way performance is evaluated and resources are allocated.

The Company now has two reportable segments: Consumer & Specialties and Engineered Solutions.

–
The Consumer & Specialties segment serves consumer end markets directly, and also provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf products that serve pet care, personal and household care, fluid purification and other consumer oriented businesses, and Specialty Additives, delivering functional additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and consumer markets including food and pharmaceuticals.

–
The Engineered Solutions segment combines all engineered systems, mineral blends, and technologies that are designed to aid in customer processes and projects. The two product lines in this segment are High-Temperature Technologies – combining all of our mineral-based blends, technologies, and systems serving the foundry, steel, glass, aluminum and other high-temperature processing industries, and Environmental & Infrastructure, which includes environmental and remediation solutions such as geosynthetic clay lining systems, water remediation technologies as well as drilling, commercial building and infrastructure-related products.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, valuation of long-lived assets, goodwill and other intangible assets, income taxes, including valuation allowances, contingent liabilities, and pension plan assumptions. Actual results could differ from those estimates.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  Revenue from Contracts with Customers

On a regular basis the Company reviews its segments and the approach used by the chief decision maker to assess performance and allocate resources. Effective January 1, 2023, the Company realigned its business reporting structure and reorganized into two reportable segments, Consumer & Specialties and Engineered Solutions.

The following table disaggregates our revenue by major source (product line) for the three-month periods ended April 2, 2023 and April 3, 2022:

(in millions of dollars)	Three Months Ended
Net Sales	Apr. 2, 2023	Apr. 3, 2022
Household & Personal Care	$129.2	$120.4
Specialty Additives	168.1	163.1
Consumer & Specialties Segment	297.3	283.5

High-Temperature Technologies	178.6	169.9
Environmental & Infrastructure	70.2	65.7
Engineered Solutions Segment	248.8	235.6

Total	$546.1	$519.1

Note  3.  Acquisitions

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as provides additional mineral reserves.  The purchase price was $28.0 million and acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. The results of Concept Pet are included within our Household & Personal Care product line in our Consumer & Specialties segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company has preliminarily recorded goodwill of $9.2 million and intangible assets of $4.3 million relating to this acquisition.

The Company incurred $0.1 million and $1.6 million of acquisition related transaction and integration costs during the three-month periods ended April 2, 2023 and April 3, 2022, respectively, which are reflected within the acquisition-related expenses line of the Condensed Consolidated Statements of Income.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Apr. 2, 2023	Apr. 3, 2022
Net income attributable to Minerals Technologies Inc.	$37.0	$44.1

Weighted average shares outstanding	32.5	33.1
Dilutive effect of stock options and deferred restricted stock units	—	0.1
Weighted average shares outstanding, adjusted	32.5	33.2

Basic earnings per share attributable to Minerals Technologies Inc.	$1.14	$1.33

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.14	$1.33

Of the options outstanding of 1,608,613 and 1,536,887 for the three-month periods ended April 2, 2023 and April 3, 2022, respectively, options to purchase 1,002,344 shares and 732,874 shares of common stock for the three-month periods ending April 2, 2023 and April 3, 2022, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Income Taxes

Provision for taxes was $10.5 million and $11.2 million during the three-month periods ended April 2, 2023 and April 3, 2022, respectively.  The effective tax rate was 22.0% for the three months ended April 2, 2023, as compared with 20.0% for the three months ended April 3, 2022.  The higher tax rate was primarily due to a change in the mix of earnings resulting in higher taxes on foreign earnings, as compared to the prior year.

As of April 2, 2023, the Company had approximately $2.7 million of total unrecognized income tax benefits. Included in this amount were a total of $2.0 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended April 2, 2023  and had an accrued balance of $0.4 million of interest and penalties as of April 2, 2023.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2015.

Note 6.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Apr. 2, 2023	Dec. 31, 2022
Raw materials	$170.7	$163.4
Work-in-process	19.7	15.6
Finished goods	121.8	114.0
Packaging and supplies	57.9	55.8
Total inventories	$370.1	$348.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.3 million and $914.8 million as of April 2, 2023 and December 31, 2022, respectively.  The net change in goodwill from December 31, 2022 to April 2, 2023 is attributable to the effects of foreign exchange.

As of a result of the reorganization of the Company's segments in the first quarter of 2023, our goodwill is required to be reallocated amongst the new operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under both our old and new management structures and the portions being transferred. Our allocation of goodwill to each reporting unit has not been completed and, accordingly, has not been presented. We expect to complete the reallocation of goodwill in the current year.

Intangible assets subject to amortization as of April 2, 2023 and December 31, 2022 were as follows:

		Apr. 2, 2023		Dec. 31, 2022
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.7	$53.8	$221.2	$52.2
Technology	13	18.8	13.0	18.8	12.6
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	13.0	78.4	11.7
	29	$325.3	$86.2	$324.8	$82.9

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $9.7 million for the remainder of 2023, $47.8 million for 2024–2027 and $181.6 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $0.3 million at April 2, 2023 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matures in May 2023 and requires the exchange of Euros and U.S. dollar principal payments upon maturity.  The fair value of this swap is an asset of $11.3 million at April 2, 2023 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Changes in the fair value of this financial instrument are recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Apr. 2, 2023	Dec. 31, 2022
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $2.9 million and $3.1 million	$540.2	$543.5

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $4.5 million and $4.7 million	395.5	395.3
Other debt	3.5	3.8
Total	939.2	942.6
Less: Current maturities	14.5	14.5
Total long-term debt	$924.7	$928.1

On August 11, 2022, the Company entered into a Refinancing Facility Agreement (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement”; the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $300 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $550 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replaced the facilities under the Previous Credit Agreement, which provided for, among other things, a $788 million senior secured floating rate term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans under the Senior Secured Credit Facilities is August 11, 2027.

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

As of April 2, 2023, there were $115.0 million in loans and $10.5 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of April 2, 2023, $1.9 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.1 million on this facility during the first three months of 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.2 million on these loans during the first three months of 2023.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 2, 2023, the Company had $25.4 million in uncommitted short-term bank credit lines, of which $3.6 million were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Service cost	$1.2	$1.8
Interest cost	3.9	2.4
Expected return on plan assets	(4.5)	(5.7)
Amortization:
Prior service cost	—	0.1
Recognized net actuarial loss	0.6	1.5
Net periodic benefit cost	$1.2	$0.1

	Post-Retirement Benefits
	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Service cost	$—	$—
Interest cost	—	—
Amortization:
Recognized net actuarial (gain)	(0.1)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2023.  As of April 2, 2023, approximately $1.1 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Amortization of pension items:
Pre-tax amount	$0.5	$1.5
Tax	(0.1)	(0.3)
Net of tax	$0.4	$1.2

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

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2022	$(345.7)	$(34.4)	$13.6	$(366.5)

Other comprehensive income (loss) before reclassifications	9.7	—	(2.4)	7.3
Amounts reclassified from AOCI	—	0.4	—	0.4
Net current period other comprehensive income (loss)	9.7	0.4	(2.4)	7.7
Balance as of April 2, 2023	$(336.0)	$(34.0)	$11.2	$(358.8)

Note 12.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc. As of April 2, 2023, we had 460 open asbestos cases related to certain talc products previously sold by Barretts Minerals Inc., which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Barretts Minerals Inc. are safe and do not cause cancer.

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

While costs relating to the defense of talc-related cases has increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities related to sales prior to the initial public offering. The Company continues to receive information with respect to potential costs associated with the defense and/or settlement of talc-related cases not subject to indemnification from Pfizer Inc. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, Barretts Minerals Inc. opportunistically settled certain talc-related cases in 2022 and 2023. As a result of these settlements and defense costs incurred to date, the Company reviewed its estimates of the probability and amount of losses in connection with its existing talc-related cases and recorded $31 million for litigation costs in the third quarter of 2022 to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from Barretts Minerals Inc.

The broader litigation and regulatory environments for talc-related claims continue to evolve. Given this ongoing evolution, it is reasonably possible that the Company will incur a loss for liabilities associated with future talc claims in excess of the amount currently recognized. This risk is based on the potential for new talc-related claims that could eventually be filed against the Company together with their associated disposition cost and related legal costs, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer Inc. These factors are unknown and may vary depending upon, among other things, changes in the regulatory and litigation environments for talc-related claims. Accordingly, the Company is currently unable to provide an estimate or range of the magnitude of the Company’s potential loss related to future talc claims.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Segment and Related Information

On a regular basis the Company reviews its segments and the approach used by the chief decision maker, the Company's Chief Executive Officer, to assess performance and allocate resources. Effective January 1, 2023, the Company realigned its business reporting structure and reorganized into two segments, Consumer & Specialties and Engineered Solutions. Following the realignment, the two new segments consist of the following businesses:

The Consumer & Specialties segment serves consumer end markets directly, and also provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf products that serves pet care, personal and household care, fluid purification and other consumer oriented businesses, and Specialty Additives, delivering functional additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and consumer markets including food and pharmaceuticals.

The Engineered Solutions segment combines all engineered systems, mineral blends, and technologies that are designed to aid in customer processes and projects. The two product lines in this segment are High-Temperature Technologies – combining all of our mineral-based blends, technologies, and systems serving the foundry, steel, glass, aluminum and other high-temperature processing industries, and Environmental & Infrastructure, which includes environmental and remediation solutions such as geosynthetic clay lining systems, water remediation technologies as well as drilling, commercial building and infrastructure-related products.

We believe the new structure better aligns our businesses and technologies with our customers and end markets and creates a more efficient and effective management structure that reflects the way performance is evaluated and resources are allocated.

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended April 2, 2023 and April 3, 2022  is as follows:

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Net Sales
Consumer & Specialties	$297.3	$283.5
Engineered Solutions	248.8	235.6
Total	$546.1	$519.1

Income from Operations
Consumer & Specialties	$32.2	$31.3
Engineered Solutions	35.3	37.3
Total	$67.5	$68.6

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Income from operations for reportable segments	$67.5	$68.6
Acquisition related expenses	(0.1)	(1.6)
Unallocated and other corporate expenses	(4.4)	(0.8)
Consolidated income from operations	63.0	66.2
Non-operating deductions, net	(15.3)	(10.2)
Income before tax and equity in earnings	$47.7	$56.0

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's sales by product category are as follows:

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022
Household & Personal Care	$129.2	$120.4
Specialty Additives	168.1	163.1
High-Temperature Technologies	178.6	169.9
Environmental & Infrastructure	70.2	65.7
Total	$546.1	$519.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of April 2, 2023, the related condensed consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended April 2, 2023 and April 3, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2023

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2023 were $546.1 million, an increase of 5% as compared with $519.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of approximately $14 million, or 3 percentage points as compared with prior year.  Income from operations was $63.0 million and represented 11.5% of sales, as compared with $66.2 million and 12.8% of sales in the prior year.  Included in income from operations for the first quarter of 2023 and 2022, respectively, were $0.1 million and $1.6 of acquisition related expenses.  Net income was $37.0 million, as compared to $44.1 million in the first quarter of 2022.  Diluted earnings in the first quarter ended April 2, 2023 were $1.14 per share, as compared with $1.33 per share in the first quarter of 2022.

First quarter 2023 results were solid as the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration and growth from acquisitions.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $255.9 million as of April 2, 2023 and the Company had more than $400 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2023, as follows:

Consumer & Specialties Segment

●	Increase our presence and market share in global pet litter products, particularly in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
●	Promote the Company's expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
●	Deploy new calcium carbonate products in paint, coating and packaging applications.
●
Continue developing products and processes for waste management and recycling opportunities to reduce the environmental impact for our customers by reducing energy consumption and improve the sustainability of their products.

●	Continue to develop innovative applications for our bleaching earth products for edible oil and biofuel industries.
●	Develop new mineral-based solutions for personal care applications.
●	Increase our presence and market share in globally for retinol delivery technology for personal care applications.
●	Expand our bentonite product solutions for animal health applications.
●	Increase our presence and market share in fabric care, particularly in emerging markets.

Engineered Solutions Segment

●	Increase our presence and gain penetration of our bentonite-based foundry customers for the metalcasting industry in emerging markets, such as China and India.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Continue the development of our FLUORO-SORB® products which remediate contamination of Per-and polyflouroalkyl substances (PFAS) and Perflourooctane sulfanate (PFOS).
●	Pursue opportunities for our products in environmental and building and construction markets in the Middle East, Asia Pacific and South America regions.
●	Increase our presence and market share for geosynthetic clay liners globally.
●	Continue expansion of our drilling product solutions, including geothermal alternative energy project applications.

All Segments

●	Further operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended April 2, 2023 as compared with three months ended April 3, 2022

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Apr. 2, 2023	Apr. 3, 2022	% Change
Net sales	$546.1	$519.1	5%
Cost of sales	425.4	397.4	7%
Production margin	120.7	121.7	(1)%
Production margin %	22.1%	23.4%

Marketing and administrative expenses	52.3	48.8	7%
Research and development expenses	5.3	5.1	4%
Acquisition related expenses	0.1	1.6	(94)%

Income from operations	63.0	66.2	(5)%
Operating margin %	11.5%	12.8%

Interest expense, net	(14.2)	(9.8)	45%
Other non-operating deductions, net	(1.1)	(0.4)	175%
Total non-operating deductions, net	(15.3)	(10.2)	50%

Income before tax and equity in earnings	47.7	56.0	(15)%
Provision for taxes on income	10.5	11.2	(6)%
Effective tax rate	22.0%	20.0%

Equity in earnings of affiliates, net of tax	0.9	0.1	*

Net income	38.1	44.9	(15)%

Net income attributable to non-controlling interests	1.1	0.8	38%
Net income attributable to Minerals Technologies Inc.	$37.0	$44.1	(16)%
*	Not meaningful

Net Sales

	Three Months Ended Apr. 2, 2023			Three Months Ended Apr. 3, 2022
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$288.0	52.7%	7%	$269.7	52.0%
International	258.1	47.3%	3%	249.4	48.0%
Total sales	$546.1	100.0%	5%	$519.1	100.0%

Consumer & Specialties Segment	$297.3	54.4%	5%	$283.5	54.6%
Engineered Solutions Segment	248.8	45.6%	6%	235.6	45.4%
Total sales	$546.1	100.0%	5%	$519.1	100.0%

Worldwide net sales increased 5% to $546.1 million in the first quarter from $519.1 million in the prior year. Foreign exchange had an unfavorable impact on sales of $14 million or 3 percentage points.  Included in the net sales for the quarter are $7.1 million of net sales relating to our Concept Pet acquisition.

Net sales in the United States were $288.0 million in the first quarter of 2023, as compared to $269.7 million in the prior year, an increase of 7%.  International sales increased 3% to $258.1 million from $249.4 million in the prior year.

Operating Costs and Expenses

Cost of sales was $425.4 million and represented 77.9% of sales for the three month period ended April 2, 2023, as compared with $397.4 million and 76.6% of sales in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Production margin decreased from 23.4% of sales in the prior year to 22.1% of sales in the first quarter of 2023.  Margin was impacted by inflationary cost increases and weaker foundry market conditions in China.

Marketing and administrative costs were $52.3 million and 9.6% of sales for the three months ended April 2, 2023, as  compared to $48.8 million and 9.4% of sales in the prior year.

Research and development expenses were $5.3 million and represented 1.0% of sales for the three months ended April 2, 2023, as compared with $5.1 million and 1.0% of sales in the prior year.

The Company recorded $0.1 million and $1.6 million of acquisition related expenses during the three months ended April 2, 2023 and April 3, 2022, respectively.

Income from Operations

The Company recorded income from operations of $63.0 million as compared to $66.2 million in the prior year.  Operating income during the three months ended April 2, 2023 and April 3, 2022 includes $0.1 million and $1.6 million of acquisition related expenses, respectively.

Other Non-Operating Income (Deductions), net

In the first quarter of 2023, non-operating deductions were $15.3 million, as compared with $10.2 million in the prior year, primarily relating to higher interest expense in the current year resulting from higher interest rates.  Included in other non-operating deductions in the first quarter of 2023 was net interest expense of $14.2 million, as compared to $9.8 million in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $10.5 million and $11.2 million for the three months ended April 2, 2023 and April 3, 2022, respectively.  The effective tax rate was 22.0% and 20.0% for the three months ended April 2, 2023 and April 3, 2022, respectively.  The higher tax rate was primarily due to a change in the mix of earnings resulting in higher taxes on foreign earnings, as compared to the prior year.

Net Income Attributable to MTI Shareholders

Net income was $37.0 million for the three months ended April 2, 2023, as compared with $44.1 million in the prior year.

Segment Review

On a regular basis, the Company reviews its segments and the approach used by the chief decision maker to assess performance and allocate resources. Effective January 1, 2023, the Company realigned its business reporting structure and reorganized into two segments, Consumer & Specialties and Engineered Solutions. Following the realignment, the two new segments consist of the following businesses:

The Consumer & Specialties segment serves consumer end markets directly, and also provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf products that serves pet care, personal and household care, fluid purification and other consumer oriented businesses, and Specialty Additives, delivering functional additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and consumer markets including food and pharmaceuticals

The Engineered Solutions segment combines all engineered systems, mineral blends, and technologies that are designed to aid in customer processes and projects. The two product lines in this segment are High-Temperature Technologies – combining all of our mineral-based blends, technologies, and systems serving the foundry, steel, glass, aluminum and other high-temperature processing industries, and Environmental & Infrastructure, which includes environmental and remediation solutions such as geosynthetic clay lining systems, water remediation technologies as well as drilling, commercial building and infrastructure-related products.

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Apr. 2, 2023	Apr. 3, 2022	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$129.2	$120.4	7%
Special Additives	168.1	163.1	3%
Total net sales	$297.3	$283.5	5%

Income from operations	$32.2	$31.3	3%
% of net sales	10.8%	11.0%

Net sales in the Consumer & Specialties segment increased 5% to $297.3 million from $283.5 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $7 million or 2 percentage points. Household & Personal Care sales increased 7% to $129.2 million, as compared with $120.4 million in the prior year on continued strong demand for our pet litter products, higher pricing, and as a result of the Concept Pet acquisition.  Sales in Specialty Additives increased 3% primarily driven by higher pricing.

Income from operations was $32.2 million and 10.8% of sales, as compared to $31.3 million and 11.0% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases.

	Three Months Ended
Engineered Solutions Segment	Apr. 2, 2023		Apr. 3, 2022		% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies		$178.6		$169.9	5%
Environmental & Infrastructure		70.2		65.7	7%
Total net sales	$	$ 248.8	$	$ 235.6	6%

Income from operations		$35.3		$37.3	(5)%
% of net sales		14.2%		15.8%

Net sales in the Engineered Solutions segment increased 6% to 248.8 million from $235.6 million in the prior year.  Foreign exchange had an unfavorable impact on sales of $7 million or 3 percentage points. High-Temperature Technologies sales increased 5% to $178.6 million, as compared with $169.9 in the prior year, primarily driven by strength in North America, which offset weaker market conditions in China. Environmental & Infrastructure sales increased 7% to $70.2 million, as compared with $65.7 million in the prior year on strong demand for environmental remediation.

Income from operations was $35.3 million and 14.2% of sales as compared with $37.3 million and 15.8% of sales in the prior year, primarily driven by weaker foundry market conditions in China.

Liquidity and Capital Resources

Cash provided from operations during the three months ended April 2, 2023, was approximately $33.7 million. Cash flows provided from operations during the first three months of 2023 were principally used to fund capital expenditures and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2023 - $11.0 million; 2024 - $18.1 million; 2025 - $31.8 million; 2026 - $42.0 million; 2027 - $443.7 million; thereafter - $400.0 million.

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

As of April 2, 2023, there were $$115.0 million in loans and $10.5 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of April 2, 2023, $1.9 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during the first three months of 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.2 million on these loans in the first three months of 2023.

As of April 2, 2023, the Company had $25.4 million in uncommitted short-term bank credit lines, of which $3.6 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2023 should be between $80 million and $90 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 2, 2023 is an asset of $0.3 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros. The fair value of this instrument at April 2, 2023 is an asset of $11.3 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the three months ended April 2, 2023, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over four hundred cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc. Based on its evaluation of available information, the Company accrued $31 million for litigation costs during the third quarter of 2022. The litigation costs were incurred to defend against, opportunistically settle, and establish a reserve for such cases. The Company’s position is that these cases are meritless and all talc products sold by Barretts Minerals Inc. are safe. However, we cannot predict the ultimate outcome of pending litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of liabilities accrued to date. See Note 12 to the condensed consolidated financial statements included in this report for more information.

At the current time, we are operating without any material impacts from the COVID-19 pandemic, and the pandemic is not having a materially negative impact to our consolidated results.  However, as we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, we cannot reasonably estimate any negative financial impact to our results in future periods.  We continue to generate operating cash flows to meet our short-term liquidity needs and continue to maintain access to capital markets. See “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Exhibit 99 to this Quarterly Report on Form 10-Q, for additional risks to the Company related to the COVID-19 pandemic.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; the continuing effects of the COVID-19 pandemic and the resulting preventative measures; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

There have been no material changes to the critical accounting estimates that our accounting policies require us to make in the preparation of our consolidated financial statements, as described in the 2022 Annual Report on Form 10-K.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $23 million in incremental interest charges on an annual basis.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument at April 2, 2023 is an asset of $0.3 million. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  The fair value of this instrument at April 2, 2023 is an asset of $11.3 million.  These swaps mature in May 2023.  As a result of these swaps, the Company’s effective fixed interest rate on the notional floating rate indebtedness will be 2.5%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. Additional information regarding legal proceedings is disclosed in Note 12 to the condensed consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Minerals Technologies Inc.

	By:	/s/ Erik C. Aldag
Erik C. Aldag
Senior Vice President, Finance and Treasury,
Chief Financial Officer

April 28, 2023