Form 10-Q
period 2023-07-02
MINERALS TECHNOLOGIES INC
filed 2023-07-28
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

or

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

As of July 20, 2023, there were 32,543,754 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Net sales	$551.5	$557.0	$1,097.6	$1,076.1
Cost of goods sold	423.5	429.7	848.9	827.1
Production margin	128.0	127.3	248.7	249.0

Marketing and administrative expenses	51.8	48.8	104.1	97.6
Research and development expenses	5.6	5.0	10.9	10.1
Restructuring and other items, net	6.6	—	6.6	—
Acquisition-related expenses	0.2	2.6	0.3	4.2
Litigation expenses	13.9	1.5	13.9	1.5

Income from operations	49.9	69.4	112.9	135.6

Interest expense, net	(14.5)	(10.4)	(28.7)	(20.2)
Non-cash pension settlement charge	—	(1.5)	—	(1.5)
Other non-operating deductions, net	(1.4)	(1.2)	(2.5)	(1.6)
Total non-operating deductions, net	(15.9)	(13.1)	(31.2)	(23.3)

Income before tax and equity in earnings	34.0	56.3	81.7	112.3
Provision for taxes on income	7.5	11.4	18.0	22.6
Equity in earnings of affiliates, net of tax	1.1	0.6	2.0	0.7

Net income	27.6	45.5	65.7	90.4
Less:
Net income attributable to non-controlling interests	1.0	0.6	2.1	1.4
Net income attributable to Minerals Technologies Inc.	$26.6	$44.9	$63.6	$89.0

Earnings per share:

Basic:
Net income attributable to Minerals Technologies Inc.	$0.82	$1.37	$1.96	$2.70

Diluted:
Net income attributable to Minerals Technologies Inc.	$0.82	$1.36	$1.96	$2.69

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Shares used in computation of earnings per share:
Basic	32.5	32.8	32.5	33.0
Diluted	32.6	32.9	32.5	33.1

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Net income	$27.6	$45.5	$65.7	$90.4
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(26.1)	(51.3)	(16.0)	(59.4)
Pension and postretirement plan adjustments	0.4	2.3	0.9	3.4
Unrealized gains (losses) on derivative instruments	0.5	6.2	(1.9)	9.3
Total other comprehensive loss, net of tax	(25.2)	(42.8)	(17.0)	(46.7)
Total comprehensive income including non-controlling interests	2.4	2.7	48.7	43.7
Comprehensive income (loss) attributable to non-controlling interests	0.1	1.2	(1.3)	0.4
Comprehensive income attributable to Minerals Technologies Inc.	$2.5	$3.9	$47.4	$44.1

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Jul. 2, 2023*	Dec. 31, 2022 **
ASSETS

Current assets:
Cash and cash equivalents	$247.1	$247.2
Short-term investments	8.3	5.6
Accounts receivable, net	419.8	404.0
Inventories	354.7	348.8
Prepaid expenses and other current assets	49.9	64.9
Total current assets	1,079.8	1,070.5

Property, plant and equipment	2,293.9	2,288.6
Less accumulated depreciation and depletion	(1,243.3)	(1,238.2)
Property, plant and equipment, net	1,050.6	1,050.4
Goodwill	914.3	914.8
Intangible assets	235.9	241.9
Deferred income taxes	24.5	24.4
Other assets and deferred charges	103.1	99.6
Total assets	$3,408.2	$3,401.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$107.1	$119.7
Current maturities of long-term debt	14.5	14.5
Accounts payable	204.3	193.8
Other current liabilities	146.3	174.6
Total current liabilities	472.2	502.6

Long-term debt, net of unamortized discount and deferred financing costs	921.2	928.1
Deferred income taxes	177.4	180.4
Accrued pension and post-retirement benefits	62.7	63.5
Other non-current liabilities	113.2	113.8
Total liabilities	1,746.7	1,788.4

Commitments and contingencies

Shareholders’ equity:
Common stock	4.9	4.9
Additional paid-in capital	490.6	487.6
Retained earnings	2,344.9	2,284.6
Accumulated other comprehensive loss	(382.8)	(366.5)
Less common stock held in treasury	(831.1)	(831.1)

Total Minerals Technologies Inc. shareholders’ equity	1,626.5	1,579.5
Non-controlling interests	35.0	33.7
Total shareholders’ equity	1,661.5	1,613.2
Total liabilities and shareholders’ equity	$3,408.2	$3,401.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022
Operating Activities:

Net income	$65.7	$90.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.2	47.9
Non-cash pension settlement charge	—	1.5
Reduction of right of use asset	7.0	6.2
Other non-cash items, net	10.1	10.5
Pension plan funding	—	(2.3)
Net changes in operating assets and liabilities	(50.8)	(121.0)
Net cash provided by operating activities	79.2	33.2

Investing Activities:

Purchases of property, plant and equipment, net	(45.9)	(40.2)
Payments related to acquisition of business, net of cash acquired	(1.8)	(22.3)
Proceeds from sale of assets	0.2	0.3
Proceeds from sale of short-term investments	7.0	5.5
Purchases of short-term investments	(9.1)	(2.0)
Other investing activities	0.3	1.6
Net cash used in investing activities	(49.3)	(57.1)

Financing Activities:

Repayment of long-term debt	(7.4)	(0.5)
Proceeds from issuance of short-term debt	—	30.0
Repayment of short-term debt	(12.7)	—
Purchase of common stock for treasury	—	(40.7)
Proceeds from issuance of stock under option plan	0.2	1.1
Excess tax benefits related to stock incentive programs	(2.8)	(3.3)
Dividends paid to non-controlling interests	—	(6.3)
Cash dividends paid	(3.3)	(3.3)
Net cash used in financing activities	(26.0)	(23.0)

Effect of exchange rate changes on cash and cash equivalents	(4.0)	(17.9)

Net decrease in cash and cash equivalents	(0.1)	(64.8)
Cash and cash equivalents at beginning of period	247.2	299.5
Cash and cash equivalents at end of period	$247.1	$234.7

Supplemental disclosure of cash flow information:
Interest paid	$39.2	$29.7
Income taxes paid	$26.4	$24.4

Non-cash financing activities:
Treasury stock purchases settled after period end	$—	$0.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	37.0	—	—	1.1	38.1
Other comprehensive income, net	—	—	—	7.7	—	0.4	8.1
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.7	—	—	—	—	2.7
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of April 2, 2023	$4.9	$487.8	$2,320.0	$(358.8)	$(831.1)	$35.2	$1,658.0

Net income	—	—	26.6	—	—	1.0	27.6
Other comprehensive loss, net	—	—	—	(24.0)	—	(1.2)	(25.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 2, 2023	$4.9	$490.6	$2,344.9	$(382.8)	$(831.1)	$35.0	$1,661.5

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive income (loss), net	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

Net income	—	—	44.9	—	—	0.6	45.5
Other comprehensive loss, net	—	—	—	(40.9)	—	(1.9)	(42.8)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(6.2)	(6.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Purchase of common stock for treasury	—	—	—	—	(24.0)	—	(24.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 3, 2022	$4.9	$478.1	$2,254.7	$(378.5)	$(815.8)	$33.5	$1,576.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended July 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended July 2, 2023 and July 3, 2022:

(in millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Household & Personal Care	$125.5	$118.9	$254.7	$239.3
Specialty Additives	164.8	164.3	332.9	327.4
Consumer & Specialties Segment	290.3	283.2	587.6	566.7

High-Temperature Technologies	182.6	186.7	361.2	356.6
Environmental & Infrastructure	78.6	87.1	148.8	152.8
Engineered Solutions Segment	261.2	273.8	510.0	509.4

Total	$551.5	$557.0	$1,097.6	$1,076.1

Note  3.  Acquisitions

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves.  The purchase price was $28.0 million and acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. In the second quarter of 2023, an additional $1.8 million of hold back consideration was paid. The results of Concept Pet are included within our Household & Personal Care product line in our Consumer & Specialties segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company has recorded goodwill of $9.3 million and intangible assets of $4.3 million relating to this acquisition.

The Company incurred $0.2 million and $0.3 million of acquisition related transaction and integration costs during the three and six-month periods ended July 2, 2023 and $2.6 million and $4.2 million in the three and six-month periods ended July 3, 2022, which are reflected within the acquisition-related expenses line of the Condensed Consolidated Statements of Income.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Net income attributable to Minerals Technologies Inc.	$26.6	$44.9	$63.6	$89.0

Weighted average shares outstanding	32.5	32.8	32.5	33.0
Dilutive effect of stock options and deferred restricted stock units	0.1	0.1	—	0.1
Weighted average shares outstanding, adjusted	32.6	32.9	32.5	33.1

Basic earnings per share attributable to Minerals Technologies Inc.	$0.82	$1.37	$1.96	$2.70

Diluted earnings per share attributable to Minerals Technologies Inc.	$0.82	$1.36	$1.96	$2.69

Of the options outstanding of 1,607,833 and 1,524,368 for the three-month and six-month periods ended July 2, 2023 and July 3, 2022, respectively, options to purchase 1,289,235 shares and 728,322 shares of common stock for the three-month and six-month periods ending July 2, 2023 and July 3, 2022, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline our cost structure as a result of organizational efficiencies gained through our recent resegmentation.  As a result, the Company recorded a charge of $6.6 million for restructuring and other charges related to severance and other costs.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segment they relate to:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Consumer & Specialties	$0.6	$—	$0.6	$—
Engineered Solutions	3.2	—	3.2	—
Corporate	2.8	—	2.8	—
Total restructuring and other items, net	$6.6	$—	$6.6	$—

At July 2, 2023, the Company had $6.6 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by end of the second quarter of 2024.

The following table is a reconciliation of our restructuring liability balance as of July 2, 2023:

(in millions of dollars)
Restructuring liability, December 31, 2022	$—
Additional provision	6.6
Cash payments	—
Restructuring liability, July 2, 2023	$6.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Income Taxes

Provision for taxes was $7.5 million and $18.0 million during the three-month and six-month periods ended July 2, 2023.  Provision for taxes was $11.4 million and $22.6 million during the three-month and six-month periods ended July 3, 2022.  The effective tax rate was 22.1% for the three months ended July 2, 2023, as compared with 20.2% for the three months ended July 3, 2022.  The effective tax rate was 22.0% for the six months ended July 2, 2023, as compared with 20.1% for the six months ended July 3, 2022.  The higher tax rate was primarily due to a change in the mix of earnings resulting in higher taxes on foreign earnings, as compared to the prior year.

As of July 2, 2023, the Company had approximately $2.8 million of total unrecognized income tax benefits. Included in this amount were a total of $2.1 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended July 2, 2023  and had an accrued balance of $0.5 million of interest and penalties as of July 2, 2023.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2015.

Note 7.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Jul. 2, 2023	Dec. 31, 2022
Raw materials	$158.1	$163.4
Work-in-process	19.3	15.6
Finished goods	120.3	114.0
Packaging and supplies	57.0	55.8
Total inventories	$354.7	$348.8

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $914.3 million and $914.8 million as of July 2, 2023 and December 31, 2022, respectively.  The net change in goodwill from December 31, 2022 to April 2, 2023 is primarily attributable to the effects of foreign exchange.

As a result of the reorganization of the Company's segments in the first quarter of 2023, our goodwill is required to be reallocated amongst the new operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit under both our old and new management structures and the portions being transferred. Our allocation of goodwill to each reporting unit has not been completed and, accordingly, has not been presented. We expect to complete the reallocation of goodwill in the current year.

Intangible assets subject to amortization as of July 2, 2023 and December 31, 2022 were as follows:

		Jul. 2, 2023		Dec. 31, 2022
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.6	$55.2	$221.2	$52.2
Technology	13	18.8	13.4	18.8	12.6
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	14.3	78.4	11.7
	29	$325.2	$89.3	$324.8	$82.9

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $6.5 million for the remainder of 2023, $47.8 million for 2024–2027 and $181.6 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This interest rate swap matured in May 2023.  In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $1.8 million at July 2, 2023 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

Net Investment Hedges

For derivative instruments that are designated and qualify as net investment hedges, the Company records the effective portion of the gain or loss in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, the Company from time to time hedges a portion of our net investment in one or more of our foreign subsidiaries.  During the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This contract matured in May 2023 and required the exchange of Euros and U.S. dollar principal payments upon maturity.  Changes in the fair value of this financial instrument were recognized in accumulated other comprehensive income (loss) to offset the change in the carrying amount of the net investment being hedged. At maturity, the Company realized, in comprehensive income, from inception, an after-tax gain of $7.6 million. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Jul. 2, 2023	Dec. 31, 2022
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $2.7 million and $3.1 million	$536.9	$543.5

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $4.3 million and $4.7 million	395.7	395.3
Other debt	3.1	3.8
Total	935.7	942.6
Less: Current maturities	14.5	14.5
Total long-term debt	$921.2	$928.1

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

As of July 2, 2023, there were $105.0 million in loans and $10.6 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of July 2, 2023, $1.6 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.2 million on this facility during the first half of 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans during the first half of 2023.

As of April 2, 2023, the Company had $25.4 million in uncommitted short-term bank credit lines, of which $2.1 million were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Service cost	$1.2	$1.8	$2.3	$3.6
Interest cost	3.9	2.3	7.9	4.7
Expected return on plan assets	(4.6)	(5.7)	(9.1)	(11.4)
Amortization:
Prior service cost	0.1	—	0.1	0.1
Recognized net actuarial loss	0.6	1.6	1.2	3.1
Settlement loss	—	1.5	—	1.5
Net periodic benefit cost	$1.2	$1.5	$2.4	$1.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Post-Retirement Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization:
Recognized net actuarial (gain) loss	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2023. As of July 2, 2023, $2.2 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Amortization of pension items:
Pre-tax amount	$0.7	$3.0	$1.2	$4.5
Tax	(0.3)	(0.7)	(0.4)	(1.1)
Net of tax	$0.4	$2.3	$0.8	$3.4

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2022	$(345.7)	$(34.4)	$13.6	$(366.5)

Other comprehensive loss before reclassifications	(15.2)	—	(1.9)	(17.1)
Amounts reclassified from AOCI	—	0.8	—	0.8
Net current period other comprehensive income (loss)	(15.2)	0.8	(1.9)	(16.3)
Balance as of July 2, 2023	$(360.9)	$(33.6)	$11.7	$(382.8)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc. As of July 2, 2023, we had 501 open asbestos cases related to certain talc products previously sold by Barretts Minerals Inc., which is an increase in volume from previous years. These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Barretts Minerals Inc. are safe and do not cause cancer.

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

While costs relating to the defense of talc-related cases has increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. pursuant to the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. The Company continues to receive information with respect to potential costs associated with the defense and/or settlement of talc-related cases not subject to indemnification from Pfizer Inc. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, Barretts Minerals Inc. opportunistically settled certain talc-related cases in 2022 and 2023. In the third quarter of 2022, as a result of the settlements and defense costs incurred to date, the Company reviewed its estimates of the probability and amount of losses in connection with its existing talc-related cases and recorded $31 million for litigation costs to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from Barretts Minerals Inc. In the second quarter of 2023, the Company reviewed its estimates of the probability and amount of losses in connection with its current talc-related cases and recorded a charge of $13.9 million for litigation costs and to restore its reserve.

The broader litigation and regulatory environments for talc-related claims continue to evolve. Given this ongoing evolution, it is reasonably possible that the Company will incur a loss for liabilities associated with future talc claims in excess of the amount currently recognized. This risk is based on the potential for new talc-related claims that could eventually be filed against the Company together with their associated disposition cost and related legal costs, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer Inc. These factors are unknown and may vary depending upon, among other things, changes in the regulatory and litigation environments for talc-related claims. Further, the Company has announced that it will exit the talc business following a strategic review of its operations and amidst the backdrop of the escalating talc-related litigation environment. However, the effect of an exit from the talc business on future litigation is unknown. Accordingly, the Company is currently unable to provide an estimate or range of the magnitude of the Company’s potential loss related to future talc claims.

Note 14.  Segment and Related Information

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

The Consumer & Specialties segment serves consumer end markets directly, and provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf products that serves pet care, personal and household care, fluid purification and other consumer oriented businesses, and Specialty Additives, delivering functional additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and consumer markets including food and pharmaceuticals.

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

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions.  See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended July 2, 2023 and July 3, 2022 is as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Net Sales
Consumer & Specialties	$290.3	$283.2	$587.6	$566.7
Engineered Solutions	261.2	273.8	510.0	509.4
Total	$551.5	$557.0	$1,097.6	$1,076.1

Income from Operations
Consumer & Specialties	$19.4	$31.6	$51.6	$62.9
Engineered Solutions	35.2	41.7	70.5	79.0
Total	$54.6	$73.3	$122.1	$141.9

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Income from operations for reportable segments	$54.6	$73.3	$122.1	$141.9
Restructuring and other items, net	(2.8)	—	(2.8)	—
Acquisition-related expenses	(0.2)	(2.6)	(0.3)	(4.2)
Litigation expenses	—	(1.5)	—	(1.5)
Unallocated and other corporate expenses	(1.7)	0.2	(6.1)	(0.6)
Consolidated income from operations	49.9	69.4	112.9	135.6
Non-operating deductions, net	(15.9)	(13.1)	(31.2)	(23.3)
Income before tax and equity in earnings	$34.0	$56.3	$81.7	$112.3

The Company’s sales by product category are as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	Jul. 2, 2023	Jul. 3, 2022

Household & Personal Care	$125.5	$118.9	$254.7	$239.3
Specialty Additives	164.8	164.3	332.9	327.4
High-Temperature Technologies	182.6	186.7	361.2	356.6
Environmental & Infrastructure	78.6	87.1	148.8	152.8
Total	$551.5	$557.0	$1,097.6	$1,076.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of July 2, 2023, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended July 2, 2023 and July 3, 2022, the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2023 and July 3, 2022, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended July 2, 2023 and April 2, 2023 and July 3, 2022 and April 3, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 28, 2023

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2023 were $551.5 million, a decrease of 1% as compared with $557.0 million in the prior year.  Income from operations was $49.9 million and represented 9.0% of sales, as compared with $69.4 million and 12.5% of sales in the prior year.  Included in income from operations for the second quarter of 2023, were $6.6 million of restructuring charges, $0.2 million of acquisition-related expenses and $13.9 million of litigation expenses.  Included in income from operations for the second quarter of 2022 were $2.6 million of acquisition-related expenses and $1.5 million of litigation expenses.  Net income was $26.6 million, as compared to $44.9 million in the second quarter of 2022.  Diluted earnings in the second quarter ended July 2, 2023 were $0.82 per share, as compared with $1.36 per share in the second quarter of 2022.

Second quarter 2023 results were solid as the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration and growth from acquisitions.  In the second quarter of 2023, the Company announced that it will exit the talc business following a strategic review of its operations and amidst the backdrop of the escalating talc-related litigation environment.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $255.4 million as of July 2, 2023 and the Company had more than $400 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three months ended July 2, 2023 as compared with three months ended July 3, 2022

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	% Change
Net sales	$551.5	$557.0	(1)%
Cost of sales	423.5	429.7	(1)%
Production margin	128.0	127.3	1%
Production margin %	23.2%	22.9%

Marketing and administrative expenses	51.8	48.8	6%
Research and development expenses	5.6	5.0	12%
Restructuring and other items, net	6.6	—	*
Acquisition-related expenses	0.2	2.6	*
Litigation expenses	13.9	1.5	*

Income from operations	49.9	69.4	(28)%
Operating margin %	9.0%	12.5%

Interest expense, net	(14.5)	(10.4)	39%
Non-cash pension settlement charge	—	(1.5)	*
Other non-operating deductions, net	(1.4)	(1.2)	17%
Total non-operating deductions, net	(15.9)	(13.1)	21%

Income before tax and equity in earnings	34.0	56.3	(40)%
Provision for taxes on income	7.5	11.4	(34)%
Effective tax rate	22.1%	20.2%

Equity in earnings of affiliates, net of tax	1.1	0.6	83%

Net income	27.6	45.5	(39)%

Net income attributable to non-controlling interests	1.0	0.6	67%
Net income attributable to Minerals Technologies Inc.	$26.6	$44.9	(41)%
*	Not meaningful

Net Sales

	Three Months Ended Jul. 2, 2023			Three Months Ended Jul. 3, 2022
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$294.7	53.4%	(3)%	$303.1	54.4%
International	256.8	46.6%	1%	253.9	45.6%
Total sales	$551.5	100.0%	(1)%	$557.0	100.0%

Consumer & Specialties Segment	$290.3	52.6%	3%	$283.2	50.8%
Engineered Solutions Segment	261.2	47.4%	(5)%	273.8	49.2%
Total sales	$551.5	100.0%	(1)%	$557.0	100.0%

Worldwide net sales decreased 1% to $551.5 million in the second quarter from $557.0 million in the prior year. Foreign exchange had an unfavorable impact on sales of $8 million, or 1 percentage point.

Net sales in the United States were $294.7 million in the second quarter of 2023, as compared to $303.1 million in the prior year, an decrease of 3%.  International sales increased 1% to $256.8 million from $253.9 million in the prior year.

Operating Costs and Expenses

Cost of sales was $423.5 million and represented 76.8% of sales for the three month period ended July 2, 2023, as compared with $429.7 million and 77.1% of sales in the prior year. Production margin increased from 22.9% of sales in the prior year to 23.2% of sales in the second quarter of 2023.

Marketing and administrative costs were $51.8 million and 9.4% of sales for the three months ended July 2, 2023, as  compared to $48.8 million and 8.8% of sales in the prior year.

Research and development expenses were $5.6 million and represented 1.0% of sales for the three months ended July 2, 2023, as compared with $5.0 million and 0.9% of sales in the prior year.

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline our cost structure as a result of organizational efficiencies gained through our recent resegmentation. Accordingly, the Company recorded restructuring and other charges of $6.6 million related to severance and other costs.  The Company also recorded incremental litigation expenses of $13.9 million during the three months ended July 2, 2023 incurred to defend against, opportunistically settle, and restore our reserve for claims associated with certain talc products from the Company's Barretts Minerals Inc. subsidiary.  The Company recorded litigation expenses of $1.5 million for the three months ended July 3, 2022. The Company recorded $0.2 million and $2.6 million of acquisition-related expenses during the three months ended July 2, 2023 and July 3, 2022, respectively.

Income from Operations

The Company recorded income from operations of $49.9 million as compared to $69.4 million in the prior year.  Operating income during the three months ended July 2, 2023 and July 3, 2022 includes $0.2 million and $2.6 million of acquisition-related expenses, respectively and $13.9 million and $1.5 million of litigation expenses, respectively.  In addition, the Company recorded restructuring charges of $6.6 million for the three months ended July 2, 2023.

Other Non-Operating Income (Deductions), net

In the second quarter of 2023, non-operating deductions were $15.9 million, as compared with $13.1 million in the prior year, primarily relating to higher interest expense in the current year resulting from higher interest rates.  Included in other non-operating deductions in the second quarter of 2023 was net interest expense of $14.5 million, as compared to $10.4 million in the prior year.

Provision for Taxes on Income

Provision for taxes on income was $7.5 million and $11.4 million for the three months ended July 2, 2023 and July 3, 2022, respectively.  The effective tax rate was 22.1% and 20.2% for the three months ended July 2, 2023 and July 3, 2022, respectively.  The higher tax rate was primarily due to a change in the mix of earnings resulting in higher taxes on foreign earnings, as compared to the prior year.

Net Income Attributable to MTI Shareholders

Net income was $26.6 million for the three months ended July 2, 2023, as compared with $44.9 million in the prior year.

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

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Jul. 2, 2023	Jul. 3, 2022	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$125.5	$118.9	6%
Special Additives	164.8	164.3	—
Total net sales	$290.3	$283.2	3%

Income from operations	$19.4	$31.6	(39)%
% of net sales	6.7%	11.2%

Net sales in the Consumer & Specialties segment increased 3% to $290.3 million from $283.2 million in the prior year.   Household & Personal Care sales increased 6% to $125.5 million, as compared with $118.9 million in the prior year on continued strong demand for our pet litter products and favorable pricing actions. Sales in Specialty Additives increased slightly primarily driven by contractual price increases which offset weaker demand for construction applications and paper & packaging products in North America.

Income from operations was $19.4 million and 6.7% of sales, as compared to $31.6 million and 11.2% of sales in the prior year.  Included in income from operations for the three months ended July 2, 2023 and July 3, 2022 are litigation expenses of $13.9 million and $1.5 million, respectively.  In addition, there are $0.6 million of restructuring charges for the three months ended July 2, 2023.  For the three months ended July 3, 2022, there were $0.5 million of acquisition-related expenses included in income from operations.

	Three Months Ended
Engineered Solutions Segment	Jul. 2, 2023	Jul. 3, 2022	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$182.6	$186.7	(2)%
Environmental & Infrastructure	78.6	87.1	(10)%
Total net sales	$261.2	$273.8	(5)%

Income from operations	$35.2	$41.7	(16)%
% of net sales	13.5%	15.2%

Net sales in the Engineered Solutions segment decreased 5% to 261.2 million from $273.8 million in the prior year.  High-Temperature Technologies sales decreased 2% to $182.6 million, as compared with $186.7 in the prior year, primarily driven by soft steel market conditions in Europe. Environmental & Infrastructure sales decreased 10% to $78.6 million, as compared with $87.1 million in the prior year as a result of weak market conditions in commercial construction, partially offset by growth in remediation applications.

Income from operations was $35.2 million and 13.5% of sales as compared with $41.7 million and 15.2% of sales in the prior year.  Included in income from operations for the three months ended July 2, 2023 are restructuring costs of $3.2 million.

Six months ended July 2, 2023 as compared with six months ended July 3, 2022

Consolidated Income Statement Review

	Six Months Ended
(millions of dollars)	Jul. 2, 2023	Jul. 3, 2022	% Change

Net sales	$1,097.6	$1,076.1	2%
Cost of sales	848.9	827.1	3%
Production margin	248.7	249.0	—
Production margin %	22.7%	23.1%

Marketing and administrative expenses	104.1	97.6	7%
Research and development expenses	10.9	10.1	8%
Restructuring and other items, net	6.6	—	*
Acquisition-related expenses	0.3	4.2	*
Litigation expenses	13.9	1.5	*

Income from operations	112.9	135.6	(17)%
Operating margin %	10.3%	12.6%

Interest expense, net	(28.7)	(20.2)	42%
Non-cash pension settlement charge	—	(1.5)	*
Other non-operating income (deductions), net	(2.5)	(1.6)	*
Total non-operating deductions, net	(31.2)	(23.3)	34%

Income before tax and equity in earnings	81.7	112.3	(27)%
Provision for taxes on income	18.0	22.6	(20)%
Effective tax rate	22.0%	20.1%

Equity in earnings of affiliates, net of tax	2.0	0.7	186%

Consolidated net income	65.7	90.4	(27)%

Net income attributable to non-controlling interests	2.1	1.4	50%
Net income attributable to Minerals Technologies Inc.	$63.6	$89.0	(29)%
*	Not meaningful

Net Sales

	Six Months Ended Jul. 2, 2023			Six Months Ended Jul. 3, 2022
(millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$582.7	53.1%	2%	$572.8	53.2%
International	514.9	46.9%	2%	503.3	46.8%
Total sales	$1,097.6	100.0%	2%	$1,076.1	100.0%

Consumer & Specialties Segment	$587.6	53.5%	4%	$566.7	52.7%
Engineered Solutions Segment	510.0	46.5%	—	509.4	47.3%
Total sales	$1,097.6	100.0%	2%	$1,076.1	100.0%

Total sales increased 2% from the previous year to $1,097.6 million. Net sales in the United States increased to $582.7 million from $572.8 million in the prior year, an increase of 2%. International sales increased by 2% to $514.9 million from $503.3 million in the prior year.

Operating Costs and Expenses

Cost of sales increased 3% from the prior year and was 77.3% of sales, as compared with 76.9% in the prior year. The increase in cost of sales was primarily due to higher raw material, energy, and other manufacturing costs. Gross margin decreased to 22.7% of sales as compared with 23.1% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $104.1 million and 9.5% of sales compared to $97.6 million and 9.1% of sales in the prior year.

Research and development expenses were $10.9 million and represented 1.0% of sales for the six months ended July 2, 2023 as compared with $10.1 million and 0.9% of sales in the prior year.

The Company recorded a $6.6 million restructuring charge and $0.3 million of acquisition-related expenses during the six months ended July 2, 2023.  In addition, the Company recorded $13.9 million of litigation expenses during the six months ended July 2, 2023 relating to costs incurred to defend against, opportunistically settle, and restore our reserve for claims associated with certain talc products from the Company’s Barretts Minerals Inc. subsidiary.

The Company recorded $4.2 million of acquisition-related expenses for the six months ended July 3, 2022.  In addition, the Company recorded $1.5 million of litigation expenses for the six months ended July 3, 2022.

Income from Operations

The Company recorded income from operations of $112.9 million, as compared to $135.6 million in the prior year.  Operating income was 10.3% and 12.6% of sales for the six months ended July 2, 2023 and July 3, 2022, respectively.  Operating income includes a $6.6 million restructuring charge during the six months ended July 2, 2023.  In addition, operating income during the six months ended July 2, 2023 and July 3, 2022 includes $0.3 million and $4.2 million of acquisition-related expenses, respectively.  Operating income also includes $13.9 million and $1.5 million of litigation expenses during the six months ended July 2, 2023 and July 3, 2022, respectively.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $31.2 million for the six months ended July 2, 2023, as compared with $23.3 million in the prior year.  Included in non-operating deductions for the six months ended July 2, 2023 is $28.7 million of net interest expense. Included in non-operating deductions for the six months ended July 3, 2022 was $20.2 million of net interest expense and a $1.5 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes was $18.0 million as compared to $22.6 million in the prior year.  The effective tax rate was 22.0% as compared to 20.1% in the prior year.  The higher tax rate was primarily due to a change in the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $63.6 million during the six months ended July 2, 2023, as compared with $89.0 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Six Months Ended
Consumer & Specialties Segment	Jul. 2, 2023	Jul. 3, 2022	% Change
	(millions of dollars)
Net Sales
Household & Personal Care	$254.7	$239.3	6%
Specialty Additives	332.9	327.4	2%
Total net sales	$587.6	$566.7	4%

Income from operations	$51.6	$62.9	(18)%
% of net sales	8.8%	11.1%

Net sales in the Consumer & Specialties segment increased 4% to $587.6 million from $566.7 million in the prior year. Household & Personal Care sales increased 6% to $254.7 as compared to $239.3 million in the prior year as a result of continued strong demand for our pet littler products, higher pricing, and as a result of the Concept Pet acquisition.  Sales in Specialty Additives increased 2% primarily driven by higher pricing.

Income from operations was $51.6 million and 8.8% of sales as compared to $62.9 million and 11.1% of sales in the prior year.  Included in income from operations for the six months ended July 2, 2023 and July 3, 2022 are litigation expenses of $13.9 million and $1.5 million, respectively.  In addition, there are $0.6 million of restructuring charges for the six months ended July 2, 2023.  For the six months ended July 3, 2022, there were $0.5 million of acquisition-related expenses included in income from operations.

	Six Months Ended
Engineered Solutions Segment	Jul. 2, 2023	Jul. 3, 2022	% Change
	(millions of dollars)
Net Sales
High-Temperature Technologies	$361.2	$356.6	1%
Environmental & Infrastructure	148.8	152.8	(3)%
Total net sales	$510.0	$509.4	0%

Income from operations	$70.5	$79.0	(11)%
% of net sales	13.8%	15.5%

Worldwide sales in the Engineered Solutions segment increased slightly to $510.0 million from $509.4 million in the prior year.  High-Temperature sales increased 1% to $361.2 million from $356.6 million in the prior year, primarily driven by strength in North America, which offset weaker market conditions in China.  Environmental & Infrastructure sales decreased 3% to $148.8 million from $152.8 million in the prior year driven by weak market conditions in commercial construction.

Income from operations was $70.5 million and 13.8% of net sales as compared to $79.0 million and 15.5% of sales in the prior year.  Included in income from operations for the six months ended July 2, 2023 are $3.2 million of restructuring expenses.

Liquidity and Capital Resources

Cash provided from operations during the six months ended July 2, 2023, was approximately $79.2 million. Cash flows provided from operations during the first three months of 2023 were principally used to fund capital expenditures, repay debt, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2023 - $7.4 million; 2024 - $18.0 million; 2025 - $31.8 million; 2026 - $42.0 million; 2027 - $443.7 million; thereafter - $400.0 million.

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

As of July 2, 2023, there were $105.0 million in loans and $10.6 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of July 2, 2023, $1.6 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.2 million on this facility during the first half of 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans in the first three months of 2023.

As of July 2, 2023, the Company had $25.4 million in uncommitted short-term bank credit lines, of which $2.1 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2023 will be approximately $90 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This instrument matured in May 2023. Additionally, in the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This cross currency swap matured in May 2023. At maturity, the Company realized, in comprehensive income, an after-tax gain of $7.6 million. In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at July 2, 2023 is an asset of $1.8 million.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the six months ended July 2, 2023, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-containing materials related to talc products sold by the Company’s subsidiary Barretts Minerals Inc. During the third quarter of 2022, based on its evaluation of available information, the Company accrued $31 million for litigation costs to defend against, opportunistically settle, and establish a reserve for such cases. In the second quarter of 2023, the Company reviewed its estimates of the probability and amount of losses in connection with its current talc-related cases and recorded a charge of $13.9 million for litigation costs and to restore its reserve. The Company’s position is that these cases are meritless and all talc products sold by Barretts Minerals Inc. are safe. However, we cannot predict the ultimate outcome of pending litigation. The Company could in the future be required to pay significant amounts as a result of settlements or judgments in these matters, potentially in excess of liabilities accrued to date. Further, the Company has announced that it will exit the talc business following a strategic review of its operations and amidst the backdrop of the escalating talc-related litigation environment. However, whether Barretts Minerals Inc. is able to dispose of its talc business, on favorable terms or otherwise, and the potential associated financial effects of such disposition efforts, successful or otherwise, are currently unknown. See Note 13 to the condensed consolidated financial statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; claims for legal, environmental and tax matters or product stewardship issues; the continuing effects of the COVID-19 pandemic and the resulting preventative measures; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $24 million in incremental interest charges on an annual basis.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps both matured in May 2023. In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at July 2, 2023 is an asset of $1.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. Additional information regarding legal proceedings is disclosed in Note 13 to the condensed consolidated financial statements included elsewhere in this report, which disclosure is incorporated herein by reference.

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

ITEM 5.  Other Information

During the three months ended July 2, 2023, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

July 28, 2023