Form 10-Q
period 2023-10-01
MINERALS TECHNOLOGIES INC
filed 2023-10-27
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

or

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

As of October 20, 2023, there were 32,543,860 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of October 1, 2023 (Unaudited) and December 31, 2022	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 1, 2023 and October 2, 2022 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended October 1, 2023, July 2, 2023 and April 2, 2023 and October 2, 2022, July 3, 2022 and April 3, 2022 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Default Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signature		34

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions of dollars, except per share data)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Net sales	$547.8	$541.9	$1,645.4	$1,617.9
Cost of goods sold	414.7	423.6	1,263.6	1,250.6
Production margin	133.1	118.3	381.8	367.3

Marketing and administrative expenses	50.9	46.0	155.0	143.6
Research and development expenses	5.2	5.1	16.1	15.2
Restructuring and other items, net	0.3	—	6.9	—
Impairment of assets	71.7	—	71.7	—
Acquisition-related expenses	—	0.5	0.3	4.7
Litigation expenses	12.9	31.1	26.8	32.6

Income (loss) from operations	(7.9)	35.6	105.0	171.2

Interest expense, net	(15.3)	(11.0)	(44.0)	(31.2)
Debt extinguishment expenses	—	(6.9)	—	(6.9)
Non-cash pension settlement charge	—	(0.2)	—	(1.7)
Other non-operating income (deductions), net	0.6	(0.4)	(1.9)	(2.0)
Total non-operating deductions, net	(14.7)	(18.5)	(45.9)	(41.8)

Income (loss) before tax and equity in earnings	(22.6)	17.1	59.1	129.4
Provision (benefit) for taxes on income	(3.5)	3.2	14.5	25.8
Equity in earnings of affiliates, net of tax	1.0	0.7	3.0	1.4

Net income (loss)	(18.1)	14.6	47.6	105.0
Less:
Net income attributable to non-controlling interests	1.1	1.2	3.2	2.6
Net income (loss) attributable to Minerals Technologies Inc.	$(19.2)	$13.4	$44.4	$102.4

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$(0.59)	$0.41	$1.37	$3.12

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$(0.59)	$0.41	$1.36	$3.11

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Shares used in computation of earnings per share:
Basic	32.5	32.5	32.5	32.8
Diluted	32.5	32.6	32.6	32.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Net income (loss)	$(18.1)	$14.6	$47.6	$105.0
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(22.1)	(52.0)	(38.2)	(111.5)
Pension and postretirement plan adjustments	0.4	0.9	1.3	4.3
Unrealized gains (losses) on derivative instruments	0.7	7.1	(1.2)	16.4
Total other comprehensive loss, net of tax	(21.0)	(44.0)	(38.1)	(90.8)
Total comprehensive income (loss) including non-controlling interests	(39.1)	(29.4)	9.5	14.2
Comprehensive income (loss) attributable to non-controlling interests	0.5	(0.1)	(0.8)	0.3
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$(38.6)	$(29.5)	$8.7	$14.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Oct. 1, 2023*	Dec. 31, 2022 **
ASSETS

Current assets:
Cash and cash equivalents	$268.4	$247.2
Short-term investments	9.8	5.6
Accounts receivable, net	418.3	404.0
Inventories	337.5	348.8
Prepaid expenses and other current assets	60.2	64.9
Total current assets	1,094.2	1,070.5

Property, plant and equipment	2,146.9	2,288.6
Less accumulated depreciation and depletion	(1,169.3)	(1,238.2)
Property, plant and equipment, net	977.6	1,050.4
Goodwill	913.6	914.8
Intangible assets	232.2	241.9
Deferred income taxes	24.3	24.4
Other assets and deferred charges	102.8	99.6
Total assets	$3,344.7	$3,401.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$109.2	$119.7
Current maturities of long-term debt	14.4	14.5
Accounts payable	184.8	193.8
Other current liabilities	165.1	174.6
Total current liabilities	473.5	502.6

Long-term debt, net of unamortized discount and deferred financing costs	918.0	928.1
Deferred income taxes	163.7	180.4
Accrued pension and post-retirement benefits	58.9	63.5
Other non-current liabilities	108.0	113.8
Total liabilities	1,722.1	1,788.4

Commitments and contingencies

Shareholders’ equity:
Common stock	4.9	4.9
Additional paid-in capital	493.4	487.6
Retained earnings	2,324.1	2,284.6
Accumulated other comprehensive loss	(402.2)	(366.5)
Less common stock held in treasury	(831.1)	(831.1)

Total Minerals Technologies Inc. shareholders’ equity	1,589.1	1,579.5
Non-controlling interests	33.5	33.7
Total shareholders’ equity	1,622.6	1,613.2
Total liabilities and shareholders’ equity	$3,344.7	$3,401.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022
Operating Activities:

Net income	$47.6	$105.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	71.5	71.2
Impairment of assets	71.7	—
Non-cash pension settlement charge	—	1.7
Reduction of right of use asset	10.6	9.5
Non-cash debt extinguishment expenses	—	6.9
Pension plan funding	(6.3)	(5.3)
Other non-cash items, net	(1.1)	15.1
Net changes in operating assets and liabilities	(55.7)	(140.5)
Net cash provided by operating activities	138.3	63.6

Investing Activities:

Purchases of property, plant and equipment, net	(71.0)	(59.4)
Payments related to acquisition of business, net of cash acquired	(1.8)	(22.4)
Proceeds from sale of assets	0.2	1.0
Proceeds from sale of short-term investments	8.5	6.1
Purchases of short-term investments	(12.0)	(2.8)
Other investing activities	0.3	1.6
Net cash used in investing activities	(75.8)	(75.9)

Financing Activities:

Long-term debt issuance	—	550.0
Deferred financing costs	—	(3.2)
Repayment of long-term debt	(11.0)	(548.7)
Proceeds from issuance of short-term debt	—	38.5
Repayment of short-term debt	(10.6)	—
Purchase of common stock for treasury	—	(56.0)
Proceeds from issuance of stock under option plan	0.2	3.5
Excess tax benefits related to stock incentive programs	(2.8)	(3.3)
Dividends paid to non-controlling interests	(1.0)	(6.3)
Cash dividends paid	(4.9)	(4.9)
Net cash used in financing activities	(30.1)	(30.4)

Effect of exchange rate changes on cash and cash equivalents	(11.2)	(32.7)

Net increase (decrease) in cash and cash equivalents	21.2	(75.4)
Cash and cash equivalents at beginning of period	247.2	299.5
Cash and cash equivalents at end of period	$268.4	$224.1

Supplemental disclosure of cash flow information:
Interest paid	$50.3	$35.1
Income taxes paid	$38.1	$28.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	37.0	—	—	1.1	38.1
Other comprehensive income, net	—	—	—	7.7	—	0.4	8.1
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.7	—	—	—	—	2.7
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of April 2, 2023	$4.9	$487.8	$2,320.0	$(358.8)	$(831.1)	$35.2	$1,658.0

Net income	—	—	26.6	—	—	1.0	27.6
Other comprehensive loss, net	—	—	—	(24.0)	—	(1.2)	(25.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 2, 2023	$4.9	$490.6	$2,344.9	$(382.8)	$(831.1)	$35.0	$1,661.5

Net income (loss)	—	—	(19.2)	—	—	1.1	(18.1)
Other comprehensive loss, net	—	—	—	(19.4)	—	(1.6)	(21.0)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of October 1, 2023	$4.9	$493.4	$2,324.1	$(402.2)	$(831.1)	$33.5	$1,622.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	44.1	—	—	0.8	44.9
Other comprehensive income (loss), net	—	—	—	(4.0)	—	0.1	(3.9)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Issuance of shares pursuant to employee stock compensation plans	—	0.9	—	—	—	—	0.9
Purchase of common stock for treasury	—	—	—	—	(16.7)	—	(16.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of April 3, 2022	$4.9	$475.1	$2,211.4	$(337.6)	$(791.8)	$41.0	$1,603.0

Net income	—	—	44.9	—	—	0.6	45.5
Other comprehensive loss, net	—	—	—	(40.9)	—	(1.9)	(42.8)
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Dividends paid to non-controlling interests	—	—	—	—	—	(6.2)	(6.2)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Purchase of common stock for treasury	—	—	—	—	(24.0)	—	(24.0)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 3, 2022	$4.9	$478.1	$2,254.7	$(378.5)	$(815.8)	$33.5	$1,576.9

Net income	—	—	13.4	—	—	1.2	14.6
Other comprehensive loss, net	—	—	—	(42.9)	—	(1.1)	(44.0)
Dividends declared	—	—	(1.8)	—	—	—	(1.8)
Issuance of shares pursuant to employee stock compensation plans	—	2.4	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.3)	—	(15.3)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of October 2, 2022	$4.9	$483.3	$2,266.3	$(421.4)	$(831.1)	$33.6	$1,535.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended October 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company now has two reportable segments: Consumer & Specialties and Engineered Solutions.

–
The Consumer & Specialties segment serves consumer end markets directly and provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf product line that serves pet care, personal and household care, fluid purification and other consumer oriented markets, and Specialty Additives, delivering specialty mineral additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and food and pharmaceuticals.

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

The following table disaggregates our revenue by major source (product line) for the three and nine-month periods ended October 1, 2023 and October 2, 2022:

(in millions of dollars)	Three Months Ended		Nine Months Ended
Net Sales	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Household & Personal Care	$128.9	$118.7	$383.6	$358.0
Specialty Additives	162.3	166.0	495.2	493.4
Consumer & Specialties Segment	291.2	284.7	878.8	851.4

High-Temperature Technologies	177.4	176.1	538.6	532.7
Environmental & Infrastructure	79.2	81.1	228.0	233.8
Engineered Solutions Segment	256.6	257.2	766.6	766.5

Total	$547.8	$541.9	$1,645.4	$1,617.9

Note  3.  Acquisitions

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

The Company incurred $— million and $0.3 million of acquisition related transaction and integration costs during the three and nine-month periods ended October 1, 2023 and $0.5 million and $4.7 million in the three and nine-month periods ended October 2, 2022, which are reflected within the acquisition-related expenses line of the Condensed Consolidated Statements of Income (Loss).

Note 4.  Earnings (Loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
(in millions of dollars, except per share data)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Net income (loss) attributable to Minerals Technologies Inc.	$(19.2)	$13.4	$44.4	$102.4

Weighted average shares outstanding	32.5	32.5	32.5	32.8
Dilutive effect of stock options and deferred restricted stock units	—	0.1	0.1	0.1
Weighted average shares outstanding, adjusted	32.5	32.6	32.6	32.9

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$(0.59)	$0.41	$1.37	$3.12

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$(0.59)	$0.41	$1.36	$3.11

Of the options outstanding of 1,604,217 and 1,460,734 for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022, respectively, options to purchase 1,285,619 shares and 1,106,596 shares of common stock for the three-month and nine-month periods ending October 1, 2023 and October 2, 2022, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC within the Consumer & Specialties segment. This impairment was triggered by increased claims and continued increases in legal costs, which led to the voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Barretts Minerals Inc.'s liabilities associated with the talc claims. See Notes 13 and 15 to the Condensed Consolidated Financial Statements for further information.

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline our cost structure as a result of organizational efficiencies gained through our recent resegmentation. As a result, the Company recorded a charge of $6.6 million for restructuring and other charges related to severance and other costs. In the third quarter of 2023, an incremental charge of $0.3 million was recorded relating to this program.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segment they relate to:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Asset Write-Downs
Consumer & Specialties	$71.7	$—	$71.7	$—
Total asset write-down charges	$71.7	$—	$71.7	$—

Severance and other costs
Consumer & Specialties	$0.3	$—	$0.9	$—
Engineered Solutions	—	—	3.2	—
Corporate	—	—	2.8	—
Total severance and other employee costs	$0.3	$—	$6.9	$—

Total restructuring and other items, net	$72.0	$—	$78.6	$—

At October 1, 2023, the Company had $5.6 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by end of the second quarter of 2024.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of our restructuring liability balance as of October 1, 2023:

(in millions of dollars)
Restructuring liability, December 31, 2022	$—
Additional provision	6.9
Cash payments	(1.3)
Restructuring liability, October 1, 2023	$5.6

Note 6.  Income Taxes

Provision (benefit) for taxes was $(3.5) million and $14.5 million during the three-month and nine-month periods ended October 1, 2023.  Provision for taxes was $3.2 million and $25.8 million during the three-month and nine-month periods ended October 2, 2022.  The effective tax rate was a benefit of  15.5% for the three months ended October 1, 2023, as compared with 18.7% for the three months ended October 2, 2022.  The lower tax rate was primarily due to the benefit recorded on the non-cash impairment of assets in the current year. The effective tax rate was 24.5% for the nine months ended October 1, 2023, as compared with 19.9% for the nine months ended October 2, 2022.  The higher tax rate was primarily due to the mix of earnings.

As of October 1, 2023, the Company had approximately $3.0 million of total unrecognized income tax benefits. Included in this amount were a total of $2.2 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended October 1, 2023  and had an accrued balance of $0.5 million of interest and penalties as of October 1, 2023.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to income tax examinations by tax authorities for years prior to 2015.

Note 7.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Oct. 1, 2023	Dec. 31, 2022
Raw materials	$141.9	$163.4
Work-in-process	21.3	15.6
Finished goods	117.0	114.0
Packaging and supplies	57.3	55.8
Total inventories	$337.5	$348.8

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $913.6 million and $914.8 million as of October 1, 2023 and December 31, 2022, respectively.  The net change in goodwill from December 31, 2022 to October 1, 2023 is primarily attributable to the effects of foreign exchange.

As a result of the reorganization of the Company's segments in the first quarter of 2023, we were required to reallocate our goodwill amongst the new operating segments. The allocation of goodwill was based on the fair value of each reporting unit under both our old and new management structures and the portions being transferred. This was completed in the third quarter of 2023.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets subject to amortization as of October 1, 2023 and December 31, 2022 were as follows:

		Oct. 1, 2023		Dec. 31, 2022
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$220.7	$56.5	$221.2	$52.2
Technology	13	18.8	13.8	18.8	12.6
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	15.4	78.4	11.7
	29	$324.3	$92.1	$324.8	$82.9

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $3.3 million for the remainder of 2023, $47.8 million for 2024–2027 and $181.1 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This interest rate swap matured in May 2023.  In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $2.8 million at October 1, 2023 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Oct. 1, 2023	Dec. 31, 2022
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $2.6 million and $3.1 million	$533.6	$543.5

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $4.1 million and $4.7 million	395.9	395.3
Other debt	2.9	3.8
Total	932.4	942.6
Less: Current maturities	14.4	14.5
Total long-term debt	$918.0	$928.1

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. In the third quarter of 2023, the Company's subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 1, 2023, there were $108.0 million in loans and $10.6 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million. In the third quarter of 2023, the Company’s subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC were removed as guarantors of the Notes.

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

The Company has a committed loan facility in Japan. As of October 1, 2023, $1.5 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.4 million on this facility during 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans during 2023.

As of October 1, 2023, the Company had $25.1 million in uncommitted short-term bank credit lines, of which $1.2 million were in use.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Service cost	$1.2	$1.6	$3.5	$5.2
Interest cost	4.0	3.1	11.9	7.8
Expected return on plan assets	(4.7)	(5.1)	(13.8)	(16.5)
Amortization:
Prior service cost	—	—	0.1	0.1
Recognized net actuarial loss	0.7	1.0	1.9	4.1
Settlement loss	—	0.2	—	1.7
Net periodic benefit cost	$1.2	$0.8	$3.6	$2.4

	Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Service cost	$—	$—	$—	$—
Interest cost	0.1	—	0.1	—
Amortization:
Recognized net actuarial (gain) loss	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic benefit cost	$—	$(0.1)	$(0.2)	$(0.3)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.0 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2023. As of October 1, 2023, $6.3 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Amortization of pension items:
Pre-tax amount	$0.6	$1.1	$1.7	$5.6
Tax	(0.2)	(0.2)	(0.4)	(1.3)
Net of tax	$0.4	$0.9	$1.3	$4.3

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2022	$(345.7)	$(34.4)	$13.6	$(366.5)

Other comprehensive loss before reclassifications	(35.8)	—	(1.2)	(37.0)
Amounts reclassified from AOCI	—	1.3	—	1.3
Net current period other comprehensive income (loss)	(35.8)	1.3	(1.2)	(35.7)
Balance as of October 1, 2023	$(381.5)	$(33.1)	$12.4	$(402.2)

Note 13.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Barretts Minerals Inc. (“BMI”). As of October 1, 2023, we had 562 open cases related to certain talc products previously sold by BMI, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by BMI:

	Three Months Ended		Nine Months Ended
(number of claims)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Claims pending, beginning of period	507	430	439	345
Claims filed	60	59	181	184
Claims dismissed, settled or otherwise resolved	5	21	58	61

Claims pending, end of period	562	468	562	468

These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by BMI are safe and do not cause cancer.

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

While costs relating to the talc-related cases have increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. in connection with certain agreements entered into in connection with the Company’s initial public offering in 1992, and as long as the litigation is subject to the stay under the Chapter 11 Cases (discussed below), the Company will not be required to make any payments in respect thereof. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. The Company continues to receive information with respect to potential costs associated with the defense and/or settlement of talc-related cases not subject to indemnification from Pfizer Inc. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, BMI opportunistically settled certain talc-related cases in 2022 and 2023. None of such settlements have been material to the Company. In the third quarter of 2023, the Company reviewed its estimates of the probability and amount of losses in connection with its current talc-related cases and recorded a charge of $12.9 million of litigation expenses incurred in connection with BMI's bankruptcy and by BMI to defend against and restore its reserve for claims associated with certain talc products.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, the Company’s subsidiaries, BMI and Barretts Ventures Texas LLC (together with BMI, “Barretts”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  See Note 15.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against BMI. By agreement, the filing or continued prosecution of all talc-related claims against BMI’s non-debtor affiliates is temporarily stayed through November 14, 2023, the date on which a hearing is scheduled on whether to permanently enjoin the filing or further prosecution of any talc-related claims against BMI’s non-debtor affiliates during the pendency of the Chapter 11 Cases. Barretts has been deconsolidated from the Company’s financial statements since the Petition Date.

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with future talc claims in excess of the amount currently recognized. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against BMI, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer Inc., as well as the inability to estimate the amount that may be necessary to fully and finally resolve all of BMI’s future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. Accordingly, the Company is currently unable to provide an estimate or range of the magnitude of any potential loss related to future talc claims.

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

The Consumer & Specialties segment serves consumer end markets directly and provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf product line that serves pet care, personal and household care, fluid purification and other consumer oriented markets, and Specialty Additives, delivering specialty mineral additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and food and pharmaceuticals.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and nine-month periods ended October 1, 2023 and October 2, 2022 is as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Net Sales
Consumer & Specialties	$291.2	$284.7	$878.8	$851.4
Engineered Solutions	256.6	257.2	766.6	766.5
Total	$547.8	$541.9	$1,645.4	$1,617.9

Income (loss) from Operations
Consumer & Specialties	$(46.6)	$(0.3)	$5.0	$62.6
Engineered Solutions	40.6	36.4	111.1	115.4
Total	$(6.0)	$36.1	$116.1	$178.0

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Income (loss) from operations for reportable segments	$(6.0)	$36.1	$116.1	$178.0
Restructuring and other items, net	—	—	(2.8)	—
Acquisition-related expenses	—	(0.5)	(0.3)	(4.7)
Litigation expenses	—	—	—	(1.5)
Unallocated and other corporate expenses	(1.9)	—	(8.0)	(0.6)
Consolidated income (loss) from operations	(7.9)	35.6	105.0	171.2
Non-operating deductions, net	(14.7)	(18.5)	(45.9)	(41.8)
Income (loss) before tax and equity in earnings	$(22.6)	$17.1	$59.1	$129.4

The Company’s sales by product category are as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	Oct. 1, 2023	Oct. 2, 2022

Household & Personal Care	$128.9	$118.7	$383.6	$358.0
Specialty Additives	162.3	166.0	495.2	493.4
High-Temperature Technologies	177.4	176.1	538.6	532.7
Environmental & Infrastructure	79.2	81.1	228.0	233.8
Total	$547.8	$541.9	$1,645.4	$1,617.9

Note 15.  Subsequent Event

On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of the talc products of the Company’s subsidiary, Barretts Minerals Inc. (“BMI”), the Company’s subsidiaries, BMI and Barretts Ventures Texas LLC (together with BMI, “Barretts”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  BMI intends to pursue a sale of its talc assets under section 363 of the Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 case.  BMI’s ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  Following the Chapter 11 filing, the activities of Barretts are now subject to review and oversight by the bankruptcy court. As a result, Barretts was deconsolidated as of the Petition Date, and its assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of October 1, 2023, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022, the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2023 and October 2, 2022, and the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended October 1, 2023, July 2, 2023, April 2, 2023, October 2, 2022, July 3, 2022, and April 3, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 27, 2023

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the third quarter of 2023 were $547.8 million, an increase of 1% as compared with $541.9 million in the prior year.  Income (loss) from operations was $(7.9) million, as compared with $35.6 million in the prior year.  Included in loss from operations for the third quarter of 2023, was a $71.7 million non-cash impairment charge related to the fixed assets of the Company's subsidiaries, Barretts Minerals Inc.'s ("BMI") and Barretts Ventures Texas LLC (together with BMI, "Barretts") and $12.9 million of litigation expenses incurred in connection with the BMI's bankruptcy, and by BMI to defend against and restore its reserve for claims associated with certain talc products.  Included in income from operations for the third quarter of 2022 were $0.5 million of acquisition-related expenses and $31.1 million of litigation expenses.  Net income (loss) was $(19.2) million, as compared to $13.4 million in the third quarter of 2022.  Diluted earnings (loss) in the third quarter ended October 1, 2023 were $(0.59) per share, as compared with $0.41 per share in the third quarter of 2022.

During the third quarter 2023, the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration and growth from acquisitions.

On October 2, 2023, notwithstanding the Company’s confidence in the safety of BMI's talc products, Barretts filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $278.2 million as of October 1, 2023 and the Company had more than $400 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three months ended October 1, 2023 as compared with three months ended October 2, 2022

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	% Change
Net sales	$547.8	$541.9	1%
Cost of sales	414.7	423.6	(2)%
Production margin	133.1	118.3	13%
Production margin %	24.3%	21.8%

Marketing and administrative expenses	50.9	46.0	11%
Research and development expenses	5.2	5.1	2%
Restructuring and other items, net	0.3	—	*
Impairment of assets	71.7	—	*
Acquisition-related expenses	—	0.5	*
Litigation expenses	12.9	31.1	*

Income (loss) from operations	(7.9)	35.6	(122)%
Operating margin %	(1.4)%	6.6%

Interest expense, net	(15.3)	(11.0)	39%
Debt extinguishment expenses	—	(6.9)	*
Non-cash pension settlement charge	—	(0.2)	*
Other non-operating income (deductions), net	0.6	(0.4)	(250)%
Total non-operating deductions, net	(14.7)	(18.5)	(21)%

Income (loss) before tax and equity in earnings	(22.6)	17.1	(232)%
Provision (benefit) for taxes on income	(3.5)	3.2	(209)%
Effective tax rate	15.5%	18.7%

Equity in earnings of affiliates, net of tax	1.0	0.7	43%

Net income (loss)	(18.1)	14.6	(224)%

Net income attributable to non-controlling interests	1.1	1.2	(8)%
Net income (loss) attributable to Minerals Technologies Inc.	$(19.2)	$13.4	(243)%

*  Not meaningful

Net Sales

	Three Months Ended Oct. 1, 2023			Three Months Ended Oct. 2, 2022
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$291.6	53.2%	4%	$279.9	51.7%
International	256.2	46.8%	(2)%	262.0	48.3%
Total sales	$547.8	100.0%	1%	$541.9	100.0%

Consumer & Specialties Segment	$291.2	53.2%	2%	$284.7	52.5%
Engineered Solutions Segment	256.6	46.8%	0%	257.2	47.5%
Total sales	$547.8	100.0%	1%	$541.9	100.0%

Worldwide net sales increased 1% to $547.8 million in the third quarter from $541.9 million in the prior year.

Net sales in the United States were $291.6 million in the third quarter of 2023, as compared to $279.9 million in the prior year, an increase of 4%.  International sales decreased 2% to $256.2 million from $262.0 million in the prior year.

Operating Costs and Expenses

Cost of sales was $414.7 million and represented 75.7% of sales for the three month period ended October 1, 2023, as compared with $423.6 million and 78.2% of sales in the prior year. Production margin increased from 21.8% of sales in the prior year to 24.3% of sales in the third quarter of 2023.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $50.9 million and 9.3% of sales for the three months ended October 1, 2023, as  compared to $46.0 million and 8.5% of sales in the prior year.

Research and development expenses were $5.2 million and represented 0.9% of sales for the three months ended October 1, 2023, as compared with $5.1 million and 0.9% of sales in the prior year.

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of assets charge related to Barretts' fixed assets within the Consumer & Specialties segment associated with Barrett's Chapter 11 filing.  In addition, BMI recorded litigation expenses of $12.9 million for the three months ended October 1, 2023 in connection with BMI's bankruptcy and by BMI to defend against and restore its reserve for claims associated with certain talc products. The Company recorded litigation expenses of $31.1 million and $0.5 million of acquisition-related expenses during the three months ended October 2, 2022.

Income (Loss) from Operations

The Company recorded income (loss) from operations of $(7.9) million as compared to $35.6 million in the prior year.  Operating income (loss) during the three months ended October 1, 2023 includes a $71.7 million non-cash impairment of assets charge related to Barretts' fixed assets within the Consumer & Specialties segment.  In addition, BMI recorded litigation expenses of $12.9 million for the three months ended October 1, 2023 in connection with BMI's bankruptcy and by BMI to defend against and restore its reserve for claims associated with certain talc products.  The Company recorded litigation expenses of $31.1 million and $0.5 million of acquisition-related expenses during the three months ended October 2, 2022.

Other Non-Operating Income (Deductions), net

In the third quarter of 2023, non-operating deductions were $14.7 million, as compared with $18.5 million in the prior year. The Company had higher interest expense in the current year resulting from higher interest rates. This was offset by debt extinguishment expenses and non-cash pension settlement charges recorded in the prior year. Included in other non-operating deductions in the third quarter of 2023 was net interest expense of $15.3 million, as compared to $11.0 million in the prior year.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes on income was $(3.5) million and $3.2 million for the three months ended October 1, 2023 and October 2, 2022, respectively.  The effective tax rate was 15.5% and 18.7% for the three months ended October 1, 2023 and October 2, 2022, respectively.  The lower tax rate was primarily due to the benefit recorded on impairment of asset charges recorded in the current year.

Net Income (Loss) Attributable to MTI Shareholders

Net income (loss) attributable to MTI shareholders was $(19.2) million for the three months ended October 1, 2023, as compared with $13.4 million in the prior year.

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

The Consumer & Specialties segment serves consumer end markets directly and provides mineral-based solutions and technologies that are essential to our customers’ products. The two product lines in this segment are Household & Personal Care - our mineral-to-shelf product line that serves pet care, personal and household care, fluid purification and other consumer oriented markets, and Specialty Additives, delivering specialty mineral additives to a variety of consumer and industrial end markets including paper, packaging, construction, automotive, and consumer markets including food and pharmaceuticals

The Engineered Solutions segment combines all engineered systems, mineral blends, and technologies that are designed to aid in customer processes and projects. The two product lines in this segment are High-Temperature Technologies – combining all of our mineral-based blends, technologies, and systems serving the foundry, steel, glass, aluminum and other high-temperature processing industries, and Environmental & Infrastructure, which includes environmental and remediation solutions such as geosynthetic clay lining systems, water remediation technologies as well as drilling, commercial building and infrastructure-related products.

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Oct. 1, 2023	Oct. 2, 2022	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$128.9	$118.7	9%
Special Additives	162.3	166.0	(2)%
Total net sales	$291.2	$284.7	2%

Loss from operations	$(46.5)	$(0.3)	*
% of net sales	*	*

Net sales in the Consumer & Specialties segment increased 2% to $291.2 million from $284.7 million in the prior year.   Household & Personal Care sales increased 9% to $128.9 million, as compared with $118.7 million in the prior year on continued strong demand for our pet litter products and favorable pricing actions. Sales in Specialty Additives decreased 2%  as compared with prior year.

Loss from operations was $(46.5) million, as compared to $(0.3) million in the prior year.  In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of assets charge related to Barretts' fixed assets.  In addition, included in the loss from operations for the three months ended October 1, 2023 and October 2, 2022 are litigation expenses of $12.9 million and $31.1 million, respectively.

	Three Months Ended
Engineered Solutions Segment	Oct. 1, 2023	Oct. 2, 2022	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$177.4	$176.1	1%
Environmental & Infrastructure	79.2	81.1	(2)%
Total net sales	$256.6	$257.2	—

Income from operations	$40.6	$36.4	12%
% of net sales	15.8%	14.2%

Net sales in the Engineered Solutions segment decreased slightly to $256.6 million from $257.2 million in the prior year.  High-Temperature Technologies sales increased 1% to $177.4 million, as compared with $176.1 in the prior year. Environmental & Infrastructure sales decreased 2% to $79.2 million, as compared with $81.1 million in the prior year as a result of weak commercial construction market conditions in North America.

Income from operations was $40.6 million and 15.8% of sales as compared with $36.4 million and 14.2% of sales in the prior year.

Nine months ended October 1, 2023 as compared with nine months ended October 2, 2022

Consolidated Income Statement Review

	Nine Months Ended
(in millions of dollars)	Oct. 1, 2023	Oct. 2, 2022	% Change

Net sales	$1,645.4	$1,617.9	2%
Cost of sales	1,263.6	1,250.6	1%
Production margin	381.8	367.3	4%
Production margin %	23.2%	22.7%

Marketing and administrative expenses	155.0	143.6	8%
Research and development expenses	16.1	15.2	6%
Restructuring and other items, net	6.9	—	*
Impairment of assets	71.7	—	*
Acquisition-related expenses	0.3	4.7	*
Litigation expenses	26.8	32.6	*

Income from operations	105.0	171.2	(39)%
Operating margin %	6.4%	10.6%

Interest expense, net	(44.0)	(31.2)	41%
Debt extinguishment expenses	—	(6.9)	*
Non-cash pension settlement charge	—	(1.7)	*
Other non-operating deductions, net	(1.9)	(2.0)	(5)%
Total non-operating deductions, net	(45.9)	(41.8)	10%

Income before tax and equity in earnings	59.1	129.4	(54)%
Provision for taxes on income	14.5	25.8	(44)%
Effective tax rate	24.5%	19.9%

Equity in earnings of affiliates, net of tax	3.0	1.4	114%

Consolidated net income	47.6	105.0	(55)%

Net income attributable to non-controlling interests	3.2	2.6	23%
Net income attributable to Minerals Technologies Inc.	$44.4	$102.4	(57)%

*  Not meaningful

Net Sales

	Nine Months Ended Oct. 1, 2023			Nine Months Ended Oct. 2, 2022
(in millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$874.3	53.1%	3%	$852.6	52.7%
International	771.1	46.9%	1%	765.3	47.3%
Total sales	$1,645.4	100.0%	2%	$1,617.9	100.0%

Consumer & Specialties Segment	$878.8	53.4%	3%	$851.4	52.6%
Engineered Solutions Segment	766.6	46.6%	—	766.5	47.4%
Total sales	$1,645.4	100.0%	2%	$1,617.9	100.0%

Total sales increased 2% from the previous year to $1,645.4 million. Net sales in the United States increased to $874.3 million from $852.6 million in the prior year, an increase of 3%. International sales increased by 1% to $771.1 million from $765.3 million in the prior year.

Operating Costs and Expenses

Cost of sales increased 1% from the prior year and was 76.8% of sales, as compared with 77.3% in the prior year. Gross margin increased to 23.2% of sales as compared with 22.7% of sales in the prior year.  Margin was impacted by the timing of pricing actions relative to cost increases.

Marketing and administrative costs were $155.0 million and 9.4% of sales for the nine months ended October 1, 2023, as compared to $143.6 million and 8.9% of sales in the prior year.

Research and development expenses were $16.1 million and represented 1.0% of sales for the nine months ended October 1, 2023, as compared with $15.2 million and 0.9% of sales in the prior year.

The Company recorded a $71.7 million non-cash asset impairment charge relating to Barretts' fixed assets within the Consumer & Specialties segment, $6.9 million in restructuring costs to further streamline our cost structure as a result of organizational efficiencies gained through our recent resegmentation, and $0.3 million of acquisition-related expenses during the nine months ended October 1, 2023.  In addition, BMI recorded $26.8 million of litigation expenses during the nine months ended October 1, 2023 in connection with BMI's bankruptcy and by BMI to defend against and restore its reserve for claims associated with certain talc products.

The Company recorded $4.7 million of acquisition-related expenses and $32.6 million of litigation expenses for the nine months ended October 2, 2022.

Income from Operations

The Company recorded income from operations of $105.0 million for the nine months ended October 1, 2023, as compared to $171.2 million in the prior year.  Operating income was 6.4% and 10.6% of sales for the nine months ended October 1, 2023 and October 2, 2022, respectively.  Operating income includes $78.6 million in restructuring and impairment charges during the nine months ended October 1, 2023.  In addition, operating income during the nine months ended October 1, 2023 and October 2, 2022 includes $0.3 million and $4.7 million of acquisition-related expenses, respectively. Operating income also includes $26.8 million and $32.6 million of litigation expenses during the nine months ended October 1, 2023 and October 2, 2022, respectively.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $45.9 million for the nine months ended October 1, 2023, as compared with $41.8 million in the prior year.  Included in non-operating deductions for the nine months ended October 1, 2023 is $44.0 million of net interest expense. Included in non-operating deductions for the nine months ended October 2, 2022 was $31.2 million of net interest expense and a $1.7 million non-cash pension settlement charge.

Provision for Taxes on Income

Provision for taxes was $14.5 million as compared to $25.8 million in the prior year.  The effective tax rate was 24.5% as compared to 19.9% in the prior year.  The higher tax rate was primarily due to a change in the mix of earnings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $44.4 million during the nine months ended October 1, 2023, as compared with $102.4 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Nine Months Ended
Consumer & Specialties Segment	Oct. 1, 2023	Oct. 2, 2022	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$383.6	$358.0	7%
Specialty Additives	495.2	493.4	—
Total net sales	$878.8	$851.4	3%

Income from operations	$5.1	$62.6	(92)%
% of net sales	0.6%	7.4%

Net sales in the Consumer & Specialties segment increased 3% to $878.8 million from $851.4 million in the prior year. Household & Personal Care sales increased 7% to $383.6 as compared to $358.0 million in the prior year as a result of continued strong demand for our pet littler products, higher pricing, and as a result of the Concept Pet acquisition.  Sales in Specialty Additives were at the same level as prior year.

Income from operations was $5.1 million and 0.6% of sales as compared to $62.6 million and 7.4% of sales in the prior year.  Included in income from operations for the nine months ended October 1, 2023 and October 2, 2022 are litigation expenses of $26.8 million and $31.1 million, respectively.  The Company recorded a $71.7 million non-cash impairment of assets charge in the third quarter of 2023 related to Barretts' fixed assets. In addition, there are $6.9 million of restructuring charges for the nine months ended October 1, 2023.  For the nine months ended October 2, 2022, there were $3.3 million of acquisition-related expenses included in income from operations.

	Nine Months Ended
Engineered Solutions Segment	Oct. 1, 2023	Oct. 2, 2022	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$538.6	$532.7	1%
Environmental & Infrastructure	228.0	233.8	(2)%
Total net sales	$766.6	$766.5	0%

Income from operations	$111.1	$115.4	(4)%
% of net sales	14.5%	15.1%

Worldwide sales in the Engineered Solutions segment increased slightly to $766.6 million from $766.5 million in the prior year.  High-Temperature sales increased 1% to $538.6 million from $532.7 million in the prior year. Environmental & Infrastructure sales decreased 2% to $228.0 million from $233.8 million in the prior year driven by weak commercial construction market conditions in North America.

Income from operations was $111.1 million and 14.5% of net sales as compared to $115.4 million and 15.1% of sales in the prior year.  Included in income from operations for the nine months ended October 1, 2023 are $3.2 million of restructuring expenses.

Liquidity and Capital Resources

Cash provided from operations during the nine months ended October 1, 2023, was approximately $138.3 million. Cash flows provided from operations during the first three months of 2023 were principally used to fund capital expenditures, repay debt, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2023 - $3.8 million; 2024 - $18.0 million; 2025 - $31.7 million; 2026 - $41.9 million; 2027 - $443.7 million; thereafter - $400.0 million.

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. In the third quarter of 2023, the Company’s subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

As of October 1, 2023, there were $108.0 million in loans and $10.6 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million. In the third quarter of 2023, the Company’s subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC were removed as guarantors of the Notes.

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

The Company has a committed loan facility in Japan. As of October 1, 2023, $1.5 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.4 million on this facility during 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans in 2023.

As of October 1, 2023, the Company had $25.1 million in uncommitted short-term bank credit lines, of which $1.2 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2023 will be approximately $95 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This instrument matured in May 2023. Additionally, in the second quarter of 2018, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This cross currency swap matured in May 2023. At maturity, the Company realized, in comprehensive income, an after-tax gain of $7.6 million. In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at October 1, 2023 is an asset of $2.8 million.

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the nine months ended October 1, 2023, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI. The Company’s position is that these cases are meritless and all talc products sold by BMI are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, Barretts, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing. BMI intends to pursue a sale of its talc assets under section 363 of the Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 Cases.  Barretts’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Barretts.  By agreement, the filing or continued prosecution of all talc-related claims against Barretts’ non-debtor affiliates is temporarily stayed through November 14, 2023, the date on which a hearing is scheduled on whether to permanently enjoin the filing or further prosecution of any talc-related claims against Barretts’ non-debtor affiliates during the pendency of the Chapter 11 Cases. Barretts has been deconsolidated from the Company’s financial statements since the Petition Date. In connection with the Chapter 11 filing, the Company recognized a $72 million non-cash impairment charge of Barretts' fixed assets, and $13 million of litigation costs associated with the Chapter 11 Cases and by BMI to defend against and restore its reserve for claims associated with talc products.  Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of BMI’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.  See Notes 13 and 15 to the condensed consolidated financial statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; risks and uncertainties related to the voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed by our subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC; claims for legal, environmental and tax matters or product stewardship issues; the continuing effects of the COVID-19 pandemic and the resulting preventative measures; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $4 million in incremental interest charges on an annual basis.

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

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  These swaps both matured in May 2023. In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at October 1, 2023 is an asset of $2.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2022 Annual Report on Form 10-K, except for the following:

The Company’s subsidiaries, Barretts Minerals Inc. (“BMI”) and Barretts Ventures Texas LLC (together with BMI, “Barretts”), have filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve BMI’s liabilities associated with talc.  Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI.  On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, BMI and Barretts Ventures Texas LLC filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  BMI intends to pursue a sale of its talc assets under section 363 of the Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 Cases.  Barretts’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Barretts. By agreement, the filing or continued prosecution of all talc-related claims against Barretts’ non-debtor affiliates is temporarily stayed through November 14, 2023, the date on which a hearing is scheduled on whether to permanently enjoin the filing or further prosecution of any talc-related claims against Barretts’ non-debtor affiliates during the pendency of the Chapter 11 Cases.  Barretts has been deconsolidated from the Company’s financial statements since the Petition Date.

Although the Chapter 11 Cases are progressing, it is not possible at this time to predict the form of any ultimate resolution or when an ultimate resolution might occur. Accordingly, the amount that will be necessary to fully and finally resolve all of BMI’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated at this time.  Several risks and uncertainties related to Barretts’ Chapter 11 Cases could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the value of Barretts, as deconsolidated, reflected in the Company’s financial statements, the ultimate amount necessary  to be contributed to any trust established pursuant to Section 524(g) of the U.S. Bankruptcy Code, the potential for the Company’s talc-related exposure to extend beyond BMI arising from claims by talc plaintiffs relating to the Company’s liability for talc claims, corporate veil piercing efforts or otherwise, any final resolution of the scope of the Pfizer indemnity, the costs of the Chapter 11 Cases and the length of time necessary to resolve the cases, either through settlement or as a result of litigation arising in connection with the Chapter 11 Cases, and the possibility that Barretts will be unsuccessful in attaining relief under Chapter 11.  Further, while the Company anticipates that Barretts will benefit from the operation of the automatic stay during the Chapter 11 proceedings, depending on the ultimate outcome of any of these litigation matters, the Company could in the future be required to pay significant amounts as a result of settlements or judgments, potentially in excess of liabilities accrued to date in respect of such matters. The resolution of, or recognition of additional liabilities in connection with, pending litigation could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

For a further discussion of the Chapter 11 Cases and BMI talc-related liabilities, see Note 13 to the Consolidated Financial Statements, included in this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three months ended October 1, 2023, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

October 27, 2023